Form 10QSB
period 1995-09-30
SCIENTIFIC INDUSTRIES INC
filed 1995-11-13
CIK 87802

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-QSB



(Mark One)
  X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
	  	For the quarterly period ended 	September 30, 1995

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 		For the transition period from______to_________
                             					Commission file number    0-6658

                      SCIENTIFIC INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware				              	04-2217279
(State of incorporation)		(IRS Employer Identification No.)

             70 Orville Drive, Bohemia, New York 11716
         			 (Address of principal executive offices)

                          (516)567-4700
                    (Issuer's telephone number)

                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 826,239.

                SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

                             FORM 10-QSB


The following information of the registrant and its subsidiary are submitted herewith:

PART I - - Financial Information:

	Condensed Consolidated Balance Sheet -  September 30, 1995								1

	Condensed Consolidated Statements of Income -
	 Three Months Ended September 30, 1995 and 1994                 		2

	Condensed Consolidated Statements of Cash Flows -
	 Three Months Ended September 30, 1995 and 1994                 		3

	Notes to Condensed Consolidated Financial
	 Statements						                                              			4

	Management's Discussion and Analysis		                          		5

PART II -- Other Information:

	Items 1 through 6			                                         					6

	Signatures	                                               								7

               SCIENTIFIC INDUSTRIES INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 	ASSETS
									                                          September 30, 1995
                                                   ------------------
Current assets:
  Cash and cash equivalents				                    $	   	   25,800
  Investment securities						                              787,900
  Trade accounts receivable, less allowance
    for doubtful accounts of $7,400 				                   297,700
  Inventories (Note 2)						                               306,000
  Prepaid expenses and other current assets		   	           49,900
  Deferred income taxes						                               67,900
                                                   ------------------
	Total current assets					                              	1,535,200

Property and equipment at cost, less
  accumulated depreciation of $53,700                				  107,400

Intangible assets at cost, less
  accumulated amortization of $3,200                 				   60,800

Deferred income taxes		                             					    7,100

Other assets                                     								   89,900
                                                   ------------------
	Total assets    					                                  $1,800,400
                                                   ==================
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable						                                $   29,500
  Accrued expenses and taxes					                          218,600
  Customer advances							                                   1,100
                                                    -----------------
Total current liabilities					                             249,200
                                                    -----------------

Deferred compensation	                            						    50,300
                                                    -----------------
Stockholders' equity:
  Common stock,0 $.05 par value                    					    42,300
  Additional paid-in capital					                          842,300
  Unrealized holding loss on investment
   securities								                                       (2,300)
  Retained earnings							                                 671,000
                                                    -----------------
										                                               1,553,300
Less common stock held in treasury, at cost			              52,400
                                                    -----------------
										                                               1,500,900
                                                    -----------------
Total stockholders' equity and liabilities		           	$1,800,400
                                                    =================

     See notes to condensed unaudited consolidated financial statements

               SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                               						 For the Three Month Periods Ended
		                                  September 30, 1995	September 30, 1994
                                    ------------------ ------------------
Net sales					                           	$  629,500			      $  658,300
Cost of goods sold				                       399,700   		   	   398,200
                                          ----------         ----------
Gross profit					                            229,800      			   260,100

Selling, general
  and administrative expenses	           	   180,000	      		   181,900
                                          ----------         ----------
Income from operations			                     49,800      			    78,200

Interest and other income              			     8,900      			     7,600
                                          ----------         ----------
Income before income taxes			                 58,700		      	    85,800

Income taxes		                          		    21,000        	    32,500
                                          ----------         ----------
Net income					                          	$   37,700      			$   53,300
                                          ==========         ==========



Net income per common share (Note 3):       	$ .04			         	$ .06

Weighted average number of
 outstanding shares		                     		826,239			         826,239















   See notes to condensed unaudited consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                          						          For the Three Month Periods
                                 				         Ended September 30,
								                                     1995    	         1994
                                          ---------         ---------
Operating activities:
Net income						                         	$  37,700       		$  53,300
                                          ---------         ---------
Adjustments to reconcile net income to
 net cash used in operating activities:
   Depreciation and amortization		   	       12,600	       	    7,100
   Changes in assets and liabilities:
    Accounts receivable				                 (26,900)       	  (61,700)
    Inventories						                       (33,900)      		   17,200
    Prepaid expenses and other current
     assets						                           (12,100)	          (9,200)
    Other assets					   	                     4,400       		  (14,700)
    Accounts payable				  	                 (57,300)      		   54,100
    Accrued expenses and taxes			            55,600       		 (115,900)
    Customer advances				 	                 (14,800)      		    1,800
                                          ---------         ---------
        Total adjustments				               (72,400)	      	 (121,300)
                                          ---------         ---------
	  Net cash used in
	   operating activities		               	  (34,700)          (68,000)
                                          ---------         ---------
Investing activities:
  Purchase of investments, held to
    maturity						                         (381,700)     	 	 (184,300)
  Redemption of investments, principally
   held to maturity					                    197,300
  Capital expenditures				                   (6,700)		         (6,500)
  Purchase of intangible assets			          (64,000)
                                          ---------         ---------
	  Net cash used in investing
	   activities					                        (255,100)      		 (190,800)
                                          ---------         ---------
Net decrease in cash and cash equivalents	 (289,800)	      	 (258,800)

Cash and cash equivalents, beginning
 of year				                           			  315,600        	  318,300
                                          ---------         ---------
Cash and cash equivalents, end of period 	$  25,800		       $  59,500
                                          =========         =========
Supplemental disclosures:

Cash paid during the period for:

Income taxes	                        					$  6,300          $  99,800

   See notes to condensed unaudited consolidated financial statements

               SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General:As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference should be made to the Annual Report to Stockholders for the year ended June 30, 1995 of Scientific Industries, Inc., the "Company."

 The statements as of and for the three months ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.

1. 	Significant accounting policies:

Principles of consolidation:

The accompanying condensed consolidated financial statements include the accounts of Scientific Industries, Inc. and Scientific Packaging Industries, Inc. (a 100% owned subsidiary). All intercompany items and transactions have been eliminated in consolidation.

2.		Inventories:

Inventories for interim financial statement purposes are computed by costing sales made during the applicable periods. Management has estimated the components of inventory to be as follows:

                                         									September 30,
									                                             1995
                                                  -------------
		Raw materials					                                   $256,900
 	Work in process		   			                                39,800
 	Finished goods					                                     9,300
                                                  -------------
								                                              	$306,000
                                                  =============
3.		Net income per share:

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding plus the dilutive effect of stock options.

                         SCIENTIFIC INDUSTRIES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

The Company's working capital remained essentially the same being $1,286,000 at September 30, 1995 compared to $1,304,700 at June 30, 1995. Management believes that the Company's working capital will be sufficient to meet the Company's operational requirements through the current fiscal year.

Results of Operations

The Three Months Ended September 30, 1995 Compared With Three Months Ended
 September 30, 1994.

Net sales for the three month period ended September 30, 1995 ($629,500) were slightly lower compared with the three month period ended September 30, 1994 ($658,300). The gross profit margin for the three month period ended September 30, 1995 of 36.5% decreased from the gross profit margin for the comparable period last year (39.5%). The decrease is due to increased material costs, and to a lesser extent, decreased sales volume for the quarter ended September 30, 1995. Management believes that decreased lower profit margins will continue in the future due to the fact that higher material costs cannot all be totally absorbed within our pricing structure. This is a result of the demand for medical cost containment within the industry.

Total operating expenses for the three month period ended September 30, 1995 compared with the three month period ended September 30, 1994 remained essentially the same.

Income before income taxes for the three month period ended September 30, 1995 compared with the three month period ended September 30, 1994 decreased $27,100 mainly due to the lower gross profit margin.

                      SCIENTIFIC INDUSTRIES, INC.

                            FORM 10-QSB

               For the Quarter Ended September 30, 1995


PART II--OTHER INFORMATION


Not applicable

                              SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      							Scientific Industries, Inc.
						                                      	Registrant


                                       						______________________________
                                          			Lowell A. Kleiman
					                                      		President and Treasurer

                                             ______________________________
						                                      	Helena R. Santos
                                       						Controller and Assistant
									                                     Treasurer



Date:  November 13, 1995