Form 10QSB
period 1995-12-31
SCIENTIFIC INDUSTRIES INC
filed 1996-02-14
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-QSB



(Mark One)
  X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
		For the quarterly period ended 	December 31, 1995

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
		For the transition period from		to
					Commission file number    0-6658

                      SCIENTIFIC INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware					04-2217279
(State of incorporation)		(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 826,239 shares, common stock, $.05 par value per share.












SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

FORM 10-QSB


The following information of the registrant and its subsidiary are submitted herewith:

PART I - - Financial Information:

	Condensed Consolidated Balance Sheet -
	 December 31, 1995								1

	Condensed Consolidated Statements of Income -
	 Three and Six Months Ended December 31, 1995 and 1994	2

	Condensed Consolidated Statements of Cash Flows -
	 Six Months Ended December 31, 1995 and 1994			3

	Notes to Condensed Consolidated Financial
	 Statements									4

	Management's Discussion and Analysis				5-6

PART II -- Other Information:

	Items 1 through 6								7

	Signatures									8













SCIENTIFIC INDUSTRIES INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements
                           	ASSETS
							                                      December 31, 1995
Current assets:
  Cash and cash equivalents				            	    $	   37,300
  Investment securities						                       798,100
  Trade accounts receivable, less allowance
    for doubtful accounts of $7,400 				            309,000
  Inventories (Note 2)						                        357,400
  Prepaid expenses and other current assets		   	    51,900
  Deferred income taxes						                        67,900

	Total current assets			                        		1,621,600

Property and equipment at cost, less
  accumulated depreciation of $60,700         				  108,700

Intangible assets at cost, less
  accumulated amortization of $6,600          				   59,500

Deferred income taxes                      							    7,100

Other assets		                              						   90,200

	Total assets    					                           $1,887,100

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                    						     $   65,100
  Accrued expenses and taxes					                   216,700
  Customer advances							                            6,000

	Total current liabilities					                     287,800

Deferred compensation                     							    50,300
Stockholders' equity:
  Common stock,0 $.05 par value             					    42,300
  Additional paid-in capital					                   842,300
  Unrealized holding loss on investment
   securities								                                (3,000)
  Retained earnings							                          719,800
										                                        ---------
                                                  1,601,400
                                                  ---------
Less common stock held in treasury, at cost			       52,400
                                                  ---------
                                                  1,549,000

Total stockholders' equity and liabilities  	   	$1,887,100

See notes to condensed unaudited consolidated financial statements




SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                          	For the Three Month	 		For the Six Month
	                             Periods Ended	  		    Periods Ended
    	                          December 31,    	    December 31,
	                              1995    1994    		  1995       1994

Net sales		       		         $638,200 $663,400			$1,267,700	$1,321,700
Cost of goods sold		          381,300  358,700			   781,000    756,900

Gross profit           		     256,900  304,700			   486,700    564,800

Operating Expenses:
 Selling, general
  and administrative expenses	191,200  181,200			   371,200	   363,100
 Research and development		     8,000    -   	 		     8,000

                              199,200  181,200			   379,200    363,100

Income from operations      		 57,700  123,500 		   107,500    201,700
Interest and other income		     8,200    5,900       17,100	    13,500

Income before income taxes  		 65,900   129,400		   124,600    215,200

Income taxes              				 17,100    49,000		    38,100     81,500

Net income	                			$48,800  $ 80,400  $   86,500	$  133,700


Net income per common
 share (Note 3):		            	 $.05     $.09  			    $.09	     $.14
Weighted average number of
 outstanding shares		         826,239   826,239		   826,239    826,239






See notes to condensed unaudited consolidated financial statements


SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


						          For the Six Month Periods
							         Ended December 31,
								   1995    	    1994
Operating activities:
Net income							$  86,500  	 $133,700
Adjustments to reconcile net income to
 net cash used in operating activities:
   Depreciation and amortization		   	   26,600		   14,600
   Changes in assets and liabilities:
    Accounts receivable				  (38,200)	 	  (17,600)
    Inventories						  (85,300)		  (12,100)
    Prepaid expenses and other current
     assets						  (14,100)		  (16,300)
    Other assets					   	    4,100		  (14,700)
    Accounts payable				  	  (21,700)		   39,700
    Accrued expenses and taxes			   53,700		 (104,900)
    Customer advances				 	  ( 9,900)		      500

        Total adjustments				  (84,800)		 (110,800)

	  Net cash used in
	   operating activities			    1,700          22,900

Investing activities:
  Purchase of investments, held to
    maturity						 (577,100)	 	 (551,200)
  Redemption of investments, principally
   held to maturity					  378,100		  359,000
  Capital expenditures				  (14,900)		   (7,800)
  Purchase of intangible assets			  (66,100)
	  Net cash used in investing
	   activities					 (280,000)		 (200,000)

Net decrease in cash and cash equivalents	 (278,300)		 (177,100)

Cash and cash equivalents, beginning
 of year							  315,600		  318,300

Cash and cash equivalents, end of period	$  37,300		$ 141,200

Supplemental disclosures:

Cash paid during the period for:

Income taxes						$ 36,300		$ 151,800

See notes to condensed unaudited consolidated financial statements


SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    General:	As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference should be made to the Annual Report to Stockholders for the year ended June 30, 1995 of Scientific Industries, Inc., the "Company."

 The statements as of and for the six months ended December 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.

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

Inventories for interim financial statement purposes are computed by costing sales made during the applicable periods. Management has estimated the components of inventory to be as follows:

                     									December 31,
									                        1995

		Raw materials			            		$312,700
 	Work in process	          				  37,100
 	Finished goods                   7,600

                       									$357,400

3.		Net income per share:

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding plus the dilutive effect of stock options.






SCIENTIFIC INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis

Liquidity and Capital Resources

The Company's working capital increased slightly to $1,333,800 at
December 31, 1995 from $1,304,700 at June 30, 1995.   Management believes
that the Company's working capital will be sufficient to meet the
Company's operational requirements through the current fiscal year.



Results of Operations

The Three Months Ended December 31, 1995 Compared With Three Months Ended
December 31, 1994.

Net sales for the three month period ended December 31, 1995 ($638,200) were slightly lower compared with the three month period ended December 31, 1994
($663,400).  At this time, we do not consider this as a trend for the future.
The gross profit margin for the three month period ended December 31, 1995 of 40.2% decreased from the gross profit margin for the comparable period last year (45.9%). The decrease is primarily due to increased material costs and slightly lower sales volume. Management believ osts cannot all be totally absorbed within our pricing structure. This is a result of the demand for medical cost containment within the industry.

Selling, general and administrative expenses for the three month period ended December 31, 1995 were slightly higher compared to the three month period ended December 31, 1994.

Research and development expenses for the three month period ended December
31, 1995 increased $8,000 compared to the same period last year as a result of the research and development activities conducted relating to the new product line. Significant research and development expenses are expected to be incurred during the balance of this fiscal year. As a result, we expect profits to be lower because the earliest possible date for shipment of the new product line is at the end of the current fiscal year.


Income before income taxes for the three month period ended December 31, 1995 ($65,900) compared with the three month period ended December 31, 1994
($129,400) decreased $63,500 mainly due to lower profit margins as discussed above.


The Six Months Ended December 31, 1995 Compared With Six Months Ended
December 31, 1994.

Net sales decreased $54,000 (4.1%) for the six month period ended December
31, 1995 compared with the six month period ended December 31, 1994.
At this time, we do not consider this as a trend for the future. The gross profit margin for the six month period ended December 31, 1995 of 38.4% decreased from the gross profit margin for the comparable period last year
(42.7%). The decrease is primarily due to increased material costs and slightly lower sales volume.

SCIENTIFIC INDUSTRIES, INC.

Management believes that decreased lower profit margins will continue in the future due to the fact that higher material costs cannot all be totally absorbed within our pricing structure. This is a result of the demand for medical cost containment within the industry.



Selling, general and administrative expenses for the six month period ended
December 31, 1995 compared with the six month period ended December 31, 1994 remained essentially the same.

Research and development expenses for the six month period ended
December 31, 1995 increased $8,000 compared to the same period last year as a result of the research and development activities conducted relating to the new product line, as discussed in the previous page.

Income before income taxes for the six month period ended December 31, 1995
($124,600) compared with the six month period ended December 31, 1994
($215,200) decreased $90,600 mainly due to lower profit margins as discussed above.



SCIENTIFIC INDUSTRIES, INC.

FORM 10-QSB

For the Quarter Ended December 31, 1995


PART II--OTHER INFORMATION


Items 1,2, and 3					Not Applicable



Item 4.  Submission of Matters to a Vote of Security Holders

	During the quarter ended December 31, 1995, the Company's 1995 Annual
 Meeting was held on November 14, 1995.  At this meeting one Class B
 Director, Joseph I. Kesselman was elected to the Company's Board of
 Directors to serve until the 1998 Annual Meeting. There was a total of 655,871 "FOR" votes, 10,424 "AGAINST" votes. The other directors whose terms of office as directors continued after the meeting are Lowell A. Kleiman (Class C), Roger B. Knowles (Class C), Arthur M. Borden
 (Class A), and James S. Segasture (Class A).

	There were no other matters submitted to a vote of security holders during this quarter.

Item 5 and 6					Not Applicable








SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              					Scientific Industries, Inc.
				              	Registrant

																			________________________________
         										Lowell A. Kleiman
				               President and Treasurer



              					______________________________________
					              Helena R. Santos
					              Controller and Assistant Treasurer



Date:  February 14, 1996
