Form 10QSB
period 1996-03-31
SCIENTIFIC INDUSTRIES INC
filed 1996-05-14
CIK 87802

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB


(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended     March  31, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from          to
                         Commission file number    0-6658

                           SCIENTIFIC INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware                      04-2217279
(State of incorporation)      (IRS Employer Identification No.)

              70 Orville Drive, Bohemia, New York 11716
               (Address of principal executive offices)

                               (516)567-4700
                       (Issuer s telephone number)

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

State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date: 826,239 shares, common stock, $.05 par value per share.






SCIENTIFIC I            NDUSTRIES, INC. AND SUBSIDIARY

                                 FORM 10-QSB


The following information of the registrant and its subsidiary are submitted herewith:

PART I - - Financial Information:

     Condensed Consolidated Balance Sheet -
      March 31, 1996                                        1

     Condensed Consolidated Statements of Income -
      Three and Nine Months Ended March 31, 1996 and 1995   2

     Condensed Consolidated Statements of Cash Flows -
      Nine Months Ended March 31, 1996 and 1995             3

     Notes to Condensed Consolidated Financial
      Statements                                            4

     Management s Discussion and Analysis                   5-6

PART II -- Other Information:

     Items 1 through 6                                      7

     Signatures                                             8

            SCIENTIFIC INDUSTRIES INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                  ASSETS
                                               March 31, 1996
Current assets:
  Cash and cash equivalents                     $   121,500
  Investment securities                             755,100
  Trade accounts receivable, less allowance
    for doubtful accounts of $7,400                 262,400
  Inventories (Note 2)                              297,500
  Prepaid expenses and other current assets          51,300
  Deferred income taxes                              67,900
     Total current assets                          1,555,700

Property and equipment at cost, less
  accumulated depreciation of $68,300                113,000

Intangible assets at cost, less
  accumulated amortization of $10,100                 57,200

Deferred income taxes                                  7,100

Other assets                                          90,900
     Total assets                                 $1,823,900

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   44,500
  Accrued expenses and taxes                         164,800
  Customer advances                                    6,100
     Total current liabilities                       215,400

Deferred compensation                                 50,300

Stockholders  equity:
  Common stock, $.05 par value                        42,300
  Additional paid-in capital                         842,300
  Unrealized holding loss on investment
   securities                                         (2,200)
  Retained earnings                                  728,200
                                                   1,610,600
Less common stock held in treasury, at cost           52,400
                                                   1,558,200
Total stockholders' equity and liabilities        $1,823,900

See notes to condensed unaudited consolidated financial statements




            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                           For the Three Month    For the Nine Month
                              Periods Ended         Periods Ended
                               March 31,                March 31,
                             1996      1995          1996       1995

Net sales                    $638,400 $644,900    $1,906,100 $1,966,600
Cost of goods sold            408,500  425,500     1,189,500  1,182,400

Gross profit                  229,900  219,400       716,600    784,200

Operating Expenses:
 Selling, general
  and administrative expenses 203,400  176,100       574,600    539,200
 Research and development      24,300    -            32,300      -
                              227,700  176,100       606,900    539,200

Income from operations          2,200   43,300       109,700    245,000

Interest and other income       7,300   16,800        24,400     30,300

Income before income taxes      9,500   60,100       134,100    275,300

Income taxes                    1,000   22,700       39,100    104,200

Net income                   $  8,500 $ 37,400   $   95,000 $  171,100


Net income per common
 share (Note 3):               $.01      $.04         $.10       $.18

Weighted average number of
 outstanding shares           826,239   826,239      826,239    826,239







     See notes to condensed unaudited consolidated financial statements

                SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                      For the Nine Month Periods
                                            Ended March 31,
                                           1996           1995
Operating activities:
Net income                              $  95,000       $171,100
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization           42,000         22,100
   Changes in assets and liabilities:
    Accounts receivable                     8,400         44,600
    Inventories                           (25,400)       (15,400)
    Prepaid expenses and other current
     assets                               (13,500)        (9,800)
    Other assets                            3,400        (14,600)
    Accounts payable                      (42,300)        33,600
    Accrued expenses and taxes              1,800        (93,600)
    Customer advances                     ( 9,800)        16,000

        Total adjustments                 (35,400)       (17,100)

       Net cash provided by
        operating activities               59,600        154,000

Investing activities:
  Purchase of investments, held to
    maturity                             (891,700)      (781,500)
  Redemption of investments, principally
   held to maturity                       732,200        632,200
  Capital expenditures                    (26,900)        (9,700)
  Purchase of intangible assets           (67,300)          -
       Net cash used in investing
        activities                       (253,700)      (158,900)

Net decrease in cash and cash equivalents     (194,100)       (4,900)

Cash and cash equivalents, beginning
 of year                                  315,600       318,300

Cash and cash equivalents, end of period     $ 121,500      $313,400

Supplemental disclosures:

Cash paid during the period for:

Income taxes                            $ 54,000       $184,200

See notes to condensed unaudited consolidated financial statements


              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General:   As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference should be made to the Annual Report to Stockholders for the year ended June
30, 1995 of Scientific Industries, Inc., the  Company.

The statements as of and for the nine months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.

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

2.   Inventories:

     Inventories for interim financial statement purposes are computed by costing sales made during the applicable periods. Management has estimated the components of inventory to be as follows:

                                        March 31,
                                            1996

     Raw materials                      $216,300
     Work in process                      61,700
     Finished goods                       19,500

                                        $297,500

3.   Net income per share:

     Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding plus the dilutive effect of stock options.











                         SCIENTIFIC INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis

Liquidity and Capital Resources

The Company's working capital increased $35,600 to $1,340,300 at March 31,
1996 from $1,304,700 at June 30, 1995.   Management believes that the
Company's working capital will be sufficient to meet the Company's operational requirements through the next twelve months.


Results of Operations

The Three Months Ended March 31, 1996 Compared With Three Months Ended March 31, 1995.

Net sales for the three month period ended March 31, 1996 ($638,400) were just $6,500 lower than the three month period ended March 31, 1995 ($644,900). The gross profit margin for the three month period ended March 31, 1996 of 36.0% increased slightly from the gross profit margin for the comparable period last year (34.0%). Due to increased material and labor costs as well as other miscellaneous overhead expenses, gross profit margins decreased from the prior quarter. We do not expect a significant decrease in the gross profit margin the last quarter of the year.

Selling, general and administrative expenses for the three month period ended March 31, 1996 increased $27,300 (15.5%) compared to the same period last year mainly as a result of approximately $16,000 in market research expenses pertaining to the new product line and, to a lesser extent, increases in salaries, insurance, etc. Management expects to incur additional market research and advertising expenses for the new product line.

Research and development expenses for the three month period ended March 31, 1996 were $24,300 compared to none for the same period last year as a result of the research and development activities conducted relating to the new product line. The Company expects to invest a significant amount of its working capital in research and development activities to further refine the new product line, develop accessory parts for the Vortex-Genie Mixers and other potential new products. As a result, there will be a significant future impact on our profitability.

Income before income taxes for the three month period ended March 31, 1996 ($9,500) compared with the three month period ended March 31, 1995 ($60,100) decreased $50,600 mainly due to the increases in selling, general and administrative expenses and research and development expenses as discussed in the paragraphs above.


The Nine Months Ended March 31, 1996 Compared With Nine Months Ended March 31, 1995.

Net sales decreased $60,500 (3.1%) for the nine month period ended March 31, 1996 compared with the nine month period ended March 31, 1995. At this time, we have no reason to believe that this is a trend for the future.
The gross profit margin for the nine month period ended March 31, 1996 of 37.6% decreased from the gross profit margin for the comparable period last year (39.9%). The decrease is primarily due to increased material costs, labor costs, and other miscellaneous overhead expenses and slightly lower sales volume.

                         SCIENTIFIC INDUSTRIES, INC.

Management believes that decreased profit margins will probably continue in the future due to the fact that higher material costs cannot all be totally absorbed within our pricing structure. This is a result of the demand for medical cost containment within the industry.

Selling, general and administrative expenses for the nine month period ended March 31, 1996 compared with the nine month period ended March 31, 1995 increased $35,400 (6.6%) mainly as a result of market research expenses pertaining to the new product line and, to a lesser extent, increases in salaries, insurance, etc. Management expects to incur additional market research and advertising expenses for the new product line.

Research and development expenses for the nine month period ended March 31, 1996 were $32,300 compared to none for the same period last year as a result of the research and development activities conducted relating to the new product line. The Company expects to continue investing significantly in its research and development activities to refine the thermo-electrically cooled centrifuge products, as well as improvement of existing products and potential new products. Management now expects shipment of the new product line to take place during fiscal 1997.

Income before income taxes for the nine month period ended March 31, 1996 ($134,100) compared with the nine month period ended March 31, 1995 ($275,300) decreased $141,200 resulting from a combination of somewhat lower sales, higher selling, general and administrative expenses, and research and development expenses as discussed above.

                         SCIENTIFIC INDUSTRIES, INC.

                                 FORM 10-QSB

                     For the Quarter Ended March 31, 1996


                          PART II--OTHER INFORMATION


Items 1, 2, 3, 4, 5 and 6                         Not Applicable

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



Date:  May 14, 1996