Form 10KSB
period 1996-06-30
SCIENTIFIC INDUSTRIES INC
filed 1996-09-27
CIK 87802

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB
(Mark One)

    X 	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 (Fee Required)
				            For the fiscal year ended   June 30, 1996

          	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
				For the transition period from__________to__________

				Commission File  0-6658

                         SCIENTIFIC INDUSTRIES, INC.
			           (Name of small business issuer in its charter)


          Delaware                          				   04-2217179
(State or other jurisdiction of                  	(I.R.S. Employer
 incorporation or organization)                   Identification No.)

70 Orville Drive, Airport International
Plaza, Bohemia, New York                                      11716
(Address of principal executive offices)                  		(Zip Code)

Issuer's telephone number (516) 567-4700

Securities registered under Section 12(b) of the Exchange Act:

Title of each class		Name of each exchange on which registered
  		None					                     	None

Securities registered under Section 12(g) of the Exchange Act:

          Common Stock, par value $.05 per share
                    (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes 	X         		No



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year. $2,517,500

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 6, 1996 is $648,500.

The number of shares outstanding of the issuer's common stock, par value
 $.05 per share as of September 6, 1996 is 826,239 shares.


                  DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference:

PART III:

1)	The Company's Proxy Statement for the 1996 Annual Meeting which is being filed today with the Commission.

PART I

Item 1.  Description of Business.

	General. Scientific Industries, Inc., (the "Company") a Delaware corporation, is engaged in manufacturing and marketing laboratory equipment (including equipment for hospital and industrial laboratories). Laboratory equipment includes vortex mixers (devices used to mix the contents of test tubes, beakers and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds) and miscellaneous laboratory apparatus, including timers, rotators and pumps.

	The Company's products are used by hospital laboratories, clinics, research laboratories, pharmaceutical manufacturers, medical device manufacturers and other industries.  The Company's products are marketed principally through a network of domestic and foreign dealers, by the personal solicitation of the Company's President and other employees and sales representatives.  The Company seeks customers by use of various media, including trade publications, trade shows, brochures and catalogs.

	In July 1995 the Company entered into a licensing agreement with a developer and marketer of thermo-electrically cooled centrifuge products to acquire the rights to develop, improve, make, and sell such products. These products include thermo-electrically refrigerated and non-refrigerated micro-centrifuges, thermoelectric tube chillers, thermoelectric coolers, and other related products. These products will essentially be used by and sold to the same customers that the Company has for its other laboratory products. During fiscal 1996, the Company hired an engineer to develop these new products. Based upon progress to date, we expect the new line of centrifuge products to be ready to market during the later part of fiscal 1997.

	In addition to the new line of centrifuge products the Company has entered into two other agreements to purchase the technology for the development of accessory parts for the vortex mixer and a rotator. The Company is also developing these products and expects to have them ready to market during fiscal 1997.

	Raw Materials. The Company currently manufactures its products from readily available components supplied by various independent contractors.

	Patents, Trademarks, Licenses and Franchises. The Company does not have broad patent protection for its existing products and does not consider the absence of such patent protection to be material. However, the Company does have a U.S. Patent on a design feature of its Vortex Genie 2
 (trademark) Mixer which in the Company's opinion does give the Company some degree of commercial advantage when compared to competitive mixers.
 This patent expires on November 2, 2005.

	The Company has acquired the rights in the laboratory equipment market to a
 U.S. Patent issued in July 1995 on a thermo-electrically cooled centrifuge.


	Seasonality.  The Company does not consider its business to be seasonal.

	Largest Customers. Two of the Company's customers, Fisher Scientific Company ("Fisher") and VWR Scientific Incorporated ("VWR"), both of which are distributors, accounted for approximately 32% and 22% respectively of the Company's net sales for the year ended June 30, 1996. The Company sells a variety of laboratory products, primarily vortex mixers, to branches of Fisher and VWR. The Company has a long-standing relationship with these customers. The loss of any of these customers would have a materially adverse effect upon the business of the Company.

	Backlog.	The Company's backlog is not significant because the Company's current line of products are standard catalog items built to a semi-finished goods state.  The finished products are then completed based upon individual customer orders.  The typical lead time is approximately two weeks, and backlog is kept to no more than thirty days.

	Competition. In the general area of laboratory equipment, the Company's major competitors are Thermolyne Corporation, a subsidiary of Sybron Corporation, Baxter Dade and Baxter Scientific Products, divisions of
 Baxter Healthcare Corporation Yamato, Inc., a Japanese corporation, and
 IKA, a German corporation. The Company is the largest domestic manufacturer of vortex mixers and has a small share of the market for manufacturing and distributing the other laboratory equipment products it currently sells.
 Most of the Company's competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition generally is based upon quality, technical specifications and price.

	Research and Development. The Company incurred $76,100 during the year ended June 30, 1996 and none during the year ended June 30, 1995 on research and development of new products or on improvement of existing products.

	Environmental Protection. The Company's manufacturing operations, in common with those of the industry generally, are subject to numerous existing and proposed federal and state regulations designed to protect the environment, to establish occupational safety and health standards and to cover other matters. The Company believes that its operations are in compliance with such existing regulations.

	Employees. During the year ended June 30, 1996, the number of persons employed by the Company on a full-time basis was approximately 18. On September 6, 1996, the Company employed 19 full-time persons and two part-time persons. None of the Company's employees are represented by any unions.

Item 2.  Description of Property.

	As of September 6, 1996, the Company's offices and manufacturing facilities consisted of the following:

                              					Square 	  Lease	        Annual
					                    Use of   	Feet		    Expiration    Rental
Location of Space        Space   		(Approx)  Date		        Payments*
- -----------------        ------    --------  ----------    ---------
70 Orville Drive         Executive 	25,000	  December 31,  $176,500
Airport International    Offices/    			     1999
 Plaza				               Manufacturing
Bohemia, NY  11716

*  Reflects future minimum rental payments for fiscal 1997.

	See Notes to the Financial Statements for information about the Company's lease obligations.

Item 3.	Legal Proceedings.

	There are no material legal proceedings pending.

Item 4.	Submission of Matters to a Vote of Security Holders.

	During the quarter ended June 30, 1996, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for the Registrant's Common Stock and Related	Stockholder
        Matters.

    (a)	The Company's Common Stock is traded in the over-the-counter
      		market.  The following table sets forth the low and high bid
	      	quotations for the fiscal years ended June 30, 1996 and 1995,
		      as reported by the National Association of Securities Dealers,
		      Inc.  Electronic Bulletin Board.  Such quotations reflect
		      inter-dealer prices, without retail mark-up, mark-down or
		      commission and may not represent actual transactions:

     For Fiscal Quarter Ended:	       Low Bid           High Bid
              		09/30/94         						5/16			            7/8
		              12/31/94	         					5/8		           	   1
		              03/31/95						         3/4			             1 1/8
             			06/30/95		        			   1		          		   1 1/8
		              09/30/95		       			   1 1/4        			   1 1/8
		              12/31/95		       			   1 1/4	        		   1 1/4
		              03/31/96	       				   1 1/4		 	          1 1/16
		              06/30/96	      				   1 1/16	          		   1

     (b)	There were, as of September 6, 1996, 977 record holders of the
         Company's Common Stock.

     (c)	The Company paid no dividends during the last two fiscal years.

Item 6.	Management's Discussion and Analysis of Financial Condition and
      		Results of Operations.

	Results of Operations.  	Net sales for the year ended June 30, 1996
 (fiscal 1996) decreased $155,700 to $2,517,500 from $2,673,200 for the year ended June 30, 1995(fiscal 1995) basically as a result of lower demand for laboratory products. The decrease is not considered to be indicative of future sales trends.

	The Company's gross profit margin in fiscal 1996 increased to 37.5% from fiscal 1995's gross profit margin of 35.8%. The gross profit margin for fiscal year 1996 was higher than fiscal 1995 mainly as a result of an $81,600 write-off of sterilizer related inventory taken in fiscal 1995.
  The inventory write-off was taken as a consequence of management's decision to concentrate its activities in the laboratory equipment market, and the opportunities provided by the newly licensed thermo-electrically cooled centrifuges and other products. The gross profit margin for fiscal 1996 is actually lower than fiscal 1995 when the prior year's inventory write-off is added back to fiscal 1995's gross profit margin. The gross profit margin would have been 38.8%.
 The lower gross profit margin in fiscal 1996 is mainly due to amortization expense of the newly acquired intangible assets and the fact that fixed overhead expenses had to be absorbed by somewhat lower sales.

	General and administrative expenses for fiscal 1996 ($691,500) compared to fiscal 1995 ($646,000) increased $45,500 (7.0%) due to increased depreciation expense of the Company's new computer system and regular increases in salaries, insurance, etc.

	Selling expenses for fiscal 1996 ($84,900) compared to fiscal 1995 ($51,400)
 increased $33,500 (65.2%) as a result of market research expenses incurred pertaining to the new line of centrifuge products and marketing expenses related to a promotional rebate program.

	Research and development expenses for fiscal 1996 were $76,100 compared to none in fiscal 1995, as a result of the research and development activities conducted relating to the new product line. At the beginning of fiscal
 1996, Management had hoped that shipment of the new centrifuge products would start in late fiscal 1996. However, due to the need for additional product improvement and engineering, development of the products was continued and marketing was postponed. Management hopes to have the products ready to market and deliver in the later part of fiscal 1997. The Company expects to continue investing significantly in the development of the centrifuge line of products, as well as other new laboratory products. Management believes that the investment in research and development activities is important to the future of the Company.

	The Company expects the lower profits to continue in fiscal 1997 because the Company's low sales volume will continue to make even its new product expenditures seem significant, and thus have a major impact on profits.

	Liquidity and Capital Resources.  	The Company's working capital as
 of June 30, 1996 remained approximately the same at $1,304,400 compared to $1,304,700 as of June 30, 1995.

	In January 1996, the Company's $100,000 secured bank line of credit was renewed for another year. The credit line expires on December 31, 1996 and carries interest at prime plus 1%. The Company can utilize the proceeds of these amounts for working capital needs. The Company has not utilized this credit line.

	Capital Expenditures and Inflation. During fiscal 1996, the Company did not incur any material capital expenditures. The Company does not expect to incur any material capital expenditures during fiscal 1997. It is anticipated, as in the past, that the funds for such expenditures, if any, will be funded from the Company's operations or available working capital.

	Due to the demand for medical cost containment, management believes that inflation will have a more material effect on the Company's existing products than has been the case in the past. Although the Company's laboratory products are not considered medical equipment, they are used in laboratories in medically-related areas. Therefore, the existing products will be sensitive to inflationary pressures since it will be difficult to fully pass on cost increases.

Item 7.	Financial Statements.

	The Financial Statements required by this item are attached hereto on pages
 F1-F15.

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Scientific Industries, Inc.
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and Subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and Subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   Nussbaum, Yates, & Wolpow, P.C.


September 3, 1996



              	SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
	                    CONSOLIDATED BALANCE SHEETS
	                      JUNE 30, 1996 AND 1995

                             	ASSETS
                              ------

                       																	   1996          1995
														                           ---------     ---------
Current assets:
	Cash and cash equivalents              	$ 169,900    	$ 315,600
	Investment securities (Note 3)	           740,300      	606,200
	Trade accounts receivable, less allowance
		for doubtful accounts of $7,400 in 1996
		and 1995									                        184,400      	270,800
	Inventories (Note 4)		                    294,600      	272,100
	Prepaid expenses, taxes and other
		current assets (Note 6)	                 116,300       	37,800
	Deferred income taxes (Note 10)	           28,000        67,900
                         															----------   	----------
Total current assets                  		 1,533,500   	 1,570,400
														                          ----------    ----------
Investment securities (Note 3)         	    15,200             0
														                          ----------    ----------
Property and equipment, net (Note 5)   	   115,800   	   107,500
														                          ----------    ----------

Other assets and deferred charges:
	Intangible assets, less accumulated
		amortization of $7,000 (Note 6)	          63,400	            0
	Deferred income taxes (Note 10)	            8,600         7,100
	Other (Note 9)					                       102,900   	    94,300
														                          ----------    ----------
                         															   174,900	      101,400
														                          ----------    ----------

                         															$1,839,400   	$1,779,300
													 	                         ==========    ==========

        						LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Accounts payable	                   		$   44,500    	$   86,800
	Accrued expenses (Notes 8 and 9)	        180,300	      	163,000
	Customer advances			                       4,300         15,900
															                        ----------     ----------
						Total current liabilities	          229,100    	   265,700
															                        ----------     ----------
Deferred compensation (Note 9)	            64,700    	    50,300
															                        ----------     ----------

Commitments and contingencies
	(Notes 6, 8 and 9)

Shareholders' equity (Note 11):
	Common stock, $.05 par value; authorized
		7,000,000 shares; issued 846,041 shares 	42,300         42,300
	Additional paid-in capital	              842,300        842,300
	Unrealized holding loss on investment
		securities								                  (     1,400)	  (     2,200)
	Retained earnings            	           714,800	       633,300
															                        ----------    -----------
                         															1,598,000     	1,515,700
	Less common stock held in treasury,
		at cost, 19,802 shares	                  52,400	        52,400
                       														 	----------      ---------
                        															 1,545,600   	  1,463,300
															                        ----------      ---------
                        															$1,839,400	    $1,779,300
															                        ==========     ==========

										See notes to consolidated financial statements



																SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
																	   CONSOLIDATED STATEMENTS OF INCOME
  																  YEARS ENDED JUNE 30, 1996  AND 1995

		                      															   1996      	   1995
																	                     ----------     ----------

Net sales	                   									$2,517,500    	$2,673,200

Cost of sales	                 							 1,574,000    	 1,716,600
																                     	----------      ---------

Gross profit	                  							   943,500	       956,600
																	                   ------------    -----------
Operating expenses:
	General and administrative             	691,500       	646,000
	Selling									                        	84,900	        51,400
	Research and development	                76,100              0
																	                   ------------	   -----------
																	                        852,500	       697,400
																                   	------------    -----------
Income from operations	                   91,000       	259,200

Interest and other income            	    32,600    	    40,100
																	                   ------------    -----------
Income before income taxes	              123,600	       299,300
																	                   ------------    -----------
Income taxes (Note 10):
	Current									                         	3,700	       119,800
	Deferred									                        38,400   	(    26,800)
																	                   ------------    -----------
						                    	               42,100    	    93,000
																	                   ------------    -----------
Net income									                   $   81,500	    $  206,300
																	                   ============    ===========
Net income per common share (Note 12)	$      .09    	$      .22
																	                     ==========     ==========


																	See notes to consolidated financial statements.







                				                                 Unrealized
				                                                 Holding Gain                           Total
			                                        Additional (Loss) on                              Share-
	                           Common Stock    Paid-in  	Investment Retained  Treasury Stock   	holders'
                            --------------                                 ---------------
	                           Shares	 Amount 	 Capital 	Securities	Earnings	 Shares 	 Amount	  Equity
                            ------  ------  --------- ---------- --------  ------   ------   -------

Balance, July 1, 1994     	846,041	$42,300  $842,300 	($   100)	 $427,000	 19,802	 $52,400	 $1,259,100
Unrealized holding
	loss on investment
	securities			                                       	(  2,100)                         			(     2,100)

Net income			                                                 		  206,300			                   206,300
	                         ------- -------- ---------  --------   --------   ------ -------- ----------
Balance, June 30, 1995	   846,041	  42,300  	842,300 	(  2,200)	  633,300	  19,802	 52,400	  1,463,300

Unrealized holding
	gain on investment
	securities		                                            		800	                                    800

Net income					                                                    81,500  			                  81,500
                          ------ -------- ---------   --------    -------   ------- ------- -----------
Balance, June 30, 1996	  846,041 	$42,300 	$842,300   	($1,400) 	$714,800  	19,802 $52,400 	$1,545,600
                         =======  =======  ========   ========   ========   ====== =======  ==========
                    	See notes to consolidated financial statements



                              	SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                              	CONSOLIDATED STATEMENTS OF CASH FLOWS
                               		YEARS ENDED JUNE 30, 1996 AND 1995

													                          				   1996   	   1995
                                          ----------    ---------
 Operating activities:
	Net income  	     		                     $   81,500  	$  206,300
                                          ----------   ---------
	Adjustments to reconcile net income
		to net cash provided by operating
		activities:
			Depreciation and amortization             	52,100      	30,600
			Deferred income taxes	                     38,400 	(    26,800)
			Changes in assets and liabilities:
				Accounts receivable	                      86,400 	(    19,100)
				Inventories				                      (    22,500)     	40,900
				Prepaid expenses, taxes and other
					current assets	                     (    78,500)	(     9,300)
				Other assets			                      (     8,600)	(    30,300)
				Accounts payable	                    (    42,300     )	53,200
				Accrued expenses	                         17,300 	(   118,000)
				Customer advances	                   (    11,600)     	12,700
				Deferred compensation	                    14,400	       8,900
														                           ------------  -----------
								Total adjustments	                    45,100	 (    57,200)
														                           ------------  -----------
								Net cash provided by operating
									activities	                         126,600	     149,100
														                           -----------   -----------
Investing activities:
	Purchase of investment securities,
		principally held to maturity          	( 1,112,300)	( 1,011,100)
	Redemption of investments held to
		maturity								                           948,400     	915,500
	Capital expenditures	                   (    38,000)	(    56,200)
	Purchase of intangible assets	          (    70,400)	          0
                                         ------------ ------------
								Net cash used in investing
									activities	                     (   272,300)	(   151,800)
														                          ------------- ------------
Net decrease in cash and cash equivalent	(   145,700)	(     2,700)

Cash and cash equivalents, beginning of
	year										                          	   315,600	     318,300
                                         ------------ -----------
Cash and cash equivalents, end of year	   $  169,900  	$  315,600
														                            =========== ===========
Supplemental disclosures of cash flow
	information:
		Cash paid for income taxes	             $   51,500  	$  214,400


   				See notes to consolidated financial statements


    								SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
					NOTES TO CONSOLIDATED FINANCIAL STATMENTS (CONTINUED)
       							YEARS ENDED JUNE 30, 1996 AND 1995



1.	Summary of Significant Accounting Policies

	Principles of Consolidation

	The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc. and Scientific Packaging Industries, Inc., its wholly owned subsidiary (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

	Investment Securities

	Securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost.  Substantially all held-to-maturity securities mature within one year.  Securities available for sale are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity.

	Inventories

	Inventories are stated at the lower of cost (first-in, first-out basis) or market.

	Property and Equipment

	Property and equipment are stated at cost. Depreciation of machinery and equipment and furniture and fixtures is provided for primarily by the straight-line method over the estimated useful lives of the assets.
 Leasehold improvements are amortized by the straight-line method over the term of the related lease or the estimated useful lives of the assets, whichever is shorter.

	Intangible Assets

	Intangible assets consist of licensing agreements which are stated at cost.
 Amortization is provided for by the straight-line method over five years.


	Cash and Cash Equivalents

	The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

	Income Taxes

	The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred income taxes result principally from the timing of the deductibility of the rent accrual, inventory adjustments, the deferred compensation agreement described in
 Note 9 and the use of accelerated methods of depreciation and amortization for tax purposes.

	Future Effect of Recently Issued Accounting Pronouncement

	For fiscal year 1997, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on July 1, 1995. The adoption of this standard will not impact the results of operations, financial position or cash flows.

	Use of Estimates

	In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.	Line of Business and Concentration of Credit Risk

	The Company is engaged in the manufacturing and marketing of scientific equipment for hospital and industrial laboratories and other health-care related entities.

	Certain information relating to the Company's export sales and principal customers are as follows:

                            																	  1996     	  1995
																                             -------      ------

		Export sales (net)(principally Europe
			and Asia)	                          	 			$902,500   	$993,100

		Customers in excess of 10% of 	net sales:
			Largest in 1996 and 1995                		808,300    	864,800
			Next largest in 1996 and 1995           		540,400    	512,900


3.	Investment Securities

	Details as to investment securities are as follows:

						At June 30, 1996:
						----------------               	Gross Cost or          		Unrealized
																							              	Amortized       	Fair   	Holding
																								              Cost    	        Value   Gain (Loss)
                                      -------------    -----   -----------
			Available for sale:

							Equity securities            	$ 29,000	     $  27,600     	($1,400)

						Held-to-maturity:

							State and municipal - due
								in one year or less         	$712,700      	$712,800     	$   100
							State and municipal - due
								September 1997	                15,200	        15,200	           0
                                     --------       --------      -------
																	Total              	$727,900	      $728,000     	$   100

						At June 30, 1995:
                    															Gross Cost or              		Unrealized
																								           Amortized          	Fair  	  Holding
																								           Cost            	   Value 	  Gain (Loss)
						                             -------------    --------    -----------
      Available for sale:

							Equity securities	           $  30,100	      $ 27,900     	($2,200)

						Held-to-maturity:

							State and municipal          	$578,300      	$579,200	     $   900




4.	Inventories
																	                            1996  	         1995
	                                          --------         --------
	Raw materials					                        $208,900	        $221,700
	Work-in-process			                          63,700	          43,400
	Finished goods				                          22,000	           7,000
                                           --------         --------
	                       																			$294,600        	$272,100


5.	Property and Equipment, Net

																								 Useful Lives
																								    (Years)       	  1996  	          1995
                         ------------      --------         --------
	Computer equipment	          5           	$ 72,200        	$ 46,400
	Machinery and equipment	   4 - 7	           59,100	          57,800
 Furniture and fixtures  	  4 - 10          	42,200	          42,200
	Leasehold improvements    	4 - 8	           19,000        	   8,000
                                           --------         --------
                    																								192,500	         154,400
	Less accumulated depreciation
 					and amortization		                     76,700	          46,900
                                           --------         --------
																									                  $115,800        	$107,500


6.	Intangible Assets

	On July 10, 1995, the Company entered into an agreement to license the rights to certain laboratory equipment developed and manufactured by another company. The purchase price for the license was $50,000 plus related costs of $20,400. The agreement provides that the Company may elect to engage the sellers to perform certain consulting services for an agreed-upon fee. Fifty percent of all consulting fees paid to the seller constitute prepayment against any royalties payable to the seller. As of June 30, 1996 are $14,500.



7.	Bank Line of Credit

	In January of 1996, the Company received approval of a request for a $100,000 secured bank line of credit. The credit line expires on December 31, 1996 and carries interest at prime plus 1%. The Company did not utilize this credit line.


8.	Employee Benefit Plan

	Effective April 1, 1994, the Company established a 401(k) profit sharing plan for all eligible employees as defined in the plan.

	The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue
Code. The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of his compensation. The Company also has the option to make an additional profit sharing contribution to the plan. Employer matching contributions to the plan amounted to $11,356 in 1996 and $9,557 in 1995.


9.	Commitments and Contingencies

	Leases

	The Company is obligated through December 1999 under a noncancelable operating lease for its premises, which requires minimum annual rentals and certain other expenses, including real estate taxes and insurance. The Company has a five year renewal option. Rental expense under the above lease amounted to approximately:

                       															  1996           	  1995
                                      --------          --------
						Minimum rent expense		          $163,100	         $163,100
						Other charges		                    8,600         	   7,200
                                      --------          --------
																					                 $171,700         	$170,300



	As of June 30, 1996, the Company's approximate future minimum rental payments are as follows:

								Fiscal Years
        ------------
										1997						      $176,500
										1998						       184,800
										1999						       193,500
										2000			 		        99,000

	In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $163,100. Accrued rent, payable in future years, amounted to $82,900 and $88,500 at June 30, 1996 and 1995.

	The Company is obligated under noncancelable operating leases for three vehicles expiring through March 1999. The approximate future minimum lease payments at June 30, 1996 are as follows:

								Fiscal Years
        ------------
										1997						             $26,500
										1998						              21,600
										1999						               5,200

	Employment Contract

	On January 1, 1993, the Company extended an employment contract with its President to December 31, 1997. The contract provides for a minimum annual salary of $106,000 plus additional amounts based on the consumer price index increase in each year of the contract. The contract also provides for the payment of an annual bonus at the sole discretion of the Board of Directors. An additional agreement with the President provides that, in the event of termination of the President's employment within three years after a change of control of the Company, as defined, the Company would be liable for a maximum of three years' salary plus certain benefits. Under this employment contract, the Company's president will receive an annual salary for the calendar year ending December 31, 1996 amounting to $118,500.
	The employment contract provides that, at the employee's option, a portion of the compensation may be deferred to future years. The deferred amounts are to be placed in a separate investment account and all earnings or losses will be for the benefit of the employee. As of June 30, 1996 and 1995, $59,100 and $45,200 was segregated into such an account and is included in other assets. The balance due to the employee is payable out of (but not secured by) the account, in five equal annual installments commencing after the termination of employment. In the event of a change in control of the Company, the entire balance is immediately payable. As of June 30, 1996 and 1995, $64,700 and $50,300 of accrued compensation due to the President has been deferred.



10.	Income Taxes

	Income taxes for 1996 and 1995 were different from the amounts computed by applying the federal income tax rate to the income before income taxes due to the following:

                 																		       1996               1995
                                 ------------------  ----------------
		                                           % of 		            % of
																			                         Pretax	        	   Pretax
																		                  Amount 	Income  	  Amount 	Income
                                 ---------  ------   --------  ------
				Computed "expected" income
						tax										               $ 42,000  	34.0%  	$101,800  	34.0%
				State income taxes, net of
					federal income tax effect	      1,500   	1.2	     12,300   	4.1
				Differences due to graduated
					tax rates			                (  10,500)	( 8.4 )	(   4,500)	( 1.5)
				Non-taxable interest income	 (  10,200)	( 8.3 )	(   8,800)	( 3.0)
				Other									                  19,300  	15.6  	(   7,800)	( 2.6)
                                 ---------  ------- ---------  ------
				Actual income taxes           	$42,100  	34.1%  	$ 93,000  	31.0%


	Deferred tax assets and liabilities consist of the following:

                         															  1996            	  1995
	                                       --------           --------
 Deferred tax assets:
			Deferred compensation              			$18,700           	$18,600
			Rent accrual			                       	24,000	            32,800
			Inventory							                            0            	30,200
			Other												                       5,600           	  4,900
                                        --------           --------
																				                     $48,300           	$86,500

 Deferred tax liabilities:
			Depreciation of property and
     equipment		                         $11,700           	$11,500



11.	Stock Options

	In February 1992, the Company established a Stock Option Plan which provides for the grant of options to purchase up to 300,000 shares of common stock through February 2002.  The plan provides for the granting of incentive stock options and non-incentive stock options. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares on the date of the grant.  Non-incentive stock options shall be granted at an exercise price not less than 85% of the fair market value on the date of grant.  No charge to income has been made in connection with the grant of options under the plan.  The plan also provides that each non-employee member of the Board of
 Directors shall be granted, annually commencing in March 1993, for a period of four years, an option to purchase 3,000 shares of stock at the fair market value on the date of grant.

	Option activity under the above stock option plans is summarized as follows:

               																							   Shares     	  Exercise Price
                                       ---------       --------------
						Outstanding at July 1, 1994	       134,000	     $ .35  -  $ .938
						Granted										                   12,000	          $1.3125
						Exercised							                       -0-
						Canceled								                       -0-
                                       ---------
						Outstanding at June 30, 1995	      146,000     	$ .35  - $1.3125
						Granted										                   57,000     	$1.2813 - $1.75
						Exercised							                       -0-
						Canceled								                       -0-
                                       ---------
						Outstanding at June 30, 1996      	203,000     	$.35 - $1.75

	These outstanding options expire at various dates through April 2006. Options for 166,000 shares were exercisable at June 30, 1996. There are 97,000 shares of common stock reserved and available for future grants at June 30, 1996 under the Plan.


	In February 1992, the Company granted to four non-employee members of the board of directors, ten year options for each to purchase 12,000 shares of common stock, at an exercise price of $.35, not covered under the above plan. The options are exercisable one-third within one year from the date of grant and one-third in each of the following two years. In March 1993, three directors each exercised 8,000 options.


12.	Income Per Share

	Income per share of common stock is computed on the basis of the weighted average number of shares outstanding during the respective years
 (826,239 shares in 1996 and 1995) plus the dilutive effect of stock options.


13.	1995 Fourth Quarter Adjustment

	Net income for the fourth quarter of 1995 was decreased by approximately $81,600 due to an inventory adjustment.


14.	Fair Value of Financial Instruments

	The financial statements include various estimated fair value information as of June 30, 1996 and 1995, as required by Statement of Financial
 Accounting Standards 107, Disclosure about Fair Value of Financial
 Instruments. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

	The carrying value of cash and cash equivalents and short-term investment securities approximates fair market value because of the short maturity of those instruments. Quoted market prices are used to estimate fair value of long-term instruments.

	The following table provides summary information on the fair value of significant financial instruments included in the financial statements:

          													 					        1996           	        1995
                              -------------------   ---------------------
																		                    	Estimated    	          Estimated
																		            Carrying  	Fair	      Carrying	    Fair
																		             Amount    Value    	  Amount	     Value
                              -------- ----------   --------   ----------
		Assets:
				Cash and cash
					 equivalents            	$169,900  	$169,900  	$315,600    	$315,600

				Investment
						securities (Note 3)     	755,500   	755,600   	606,200     	607,100

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 9. Directors, Executive Officers; Compliance With Section 16(a) of the Exchange Act.

The information with respect to directors and executive officers of the Company will be set forth under the heading "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement which is being filed today with the Commission and is incorporated herein by reference.

Item 10.  Executive Compensation.

Information with respect to executive compensation will be set forth under the heading "Executive Compensation" in the Company's definitive proxy statement which is being filed today with the Commission as is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Information with respect to security ownership of certain beneficial owners and management will be set forth under the headings "election of Directors and "Principal Stockholders" in the Company's definitive proxy statement which is being filed today with the Commission and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions will be set forth under the headings "Election of Directors", "Executive Compensation" in the Company's definitive proxy statement which is being filed today with the Commission and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     3(a). Certificate of Incorporation of the Company as amended. (Filed as Exhibit 1(a-1) to the Company's General Form for Registration of Securities on Form 10 dated February 14, 1973 and incorporated by reference thereto.)

    3(b). Certificate of Amendment of the Company's Certificate of Incorporation, as filed on January 28, 1985. (Filed as Exhibit 3(a) to the Company's annual report on Form 10-K for the year ended June 30, 1985 and incorporated by reference thereto.)

    3(c).  By-Laws of the Company, as amended.
    (Filed as Exhibit 3(b) to the Company's annual report on Form 10-K for the year ended June 30, 1985 and incorporated by reference thereto.)

    10. Employment contracts between the Company and Lowell A. Kleiman, President (two contracts) and Cathy Pulver, Vice President. (Filed as Exhibit 10 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1992 and incorporated by reference thereto.)

(b) Reports on Form 8-K.
    There were no reports on Form 8-K filed with the Securities and Exchange Commission.

                              Signatures

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SCIENTIFIC INDUSTRIES, INC.
                                     (Registrant)

                                     __________________________
                                     Lowell A. Kleiman
                                     President and Treasurer

                                     __________________________
                                     Helena R. Santos
                                     Controller and Asst. Treasurer

Date:  September 27, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                   Title                  Date
- ------------------------    -----------------------   ---------------------

Lowell A. Kleiman           President, Treasurer and  September 27, 1996
                            Director (Principal Executive
                            and Financial Officer)

Arthur M. Borden           Director                   September 27, 1996

Joseph I. Kesselman        Director                   September 27, 1996

Roger B. Knowles           Director                   September 27, 1996

James S. Segasture         Director                   September 27, 1996