Form 10KSB/A
period 1996-06-30
SCIENTIFIC INDUSTRIES INC
filed 1996-11-06
CIK 87802

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB/A
                              AMENDMENT NO. 1

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

Item 2.  Description of Property.

	As of September 6, 1996, the Company's offices and manufacturing facilities consisted of the following:

                              					Square 	  Lease	        Annual
					                    Use of   	Feet		    Expiration    Rental
Location of Space        Space   		(Approx)  Date		        Payments*
-----------------        ------    --------  ----------    ---------
70 Orville Drive         Executive 	25,000	  December 31,  $176,500
Airport International    Offices/    			     1999
 Plaza				               Manufacturing
Bohemia, NY  11716

*  Reflects future minimum rental payments for fiscal 1997.

	See Notes to the Financial Statements for information about the Company's lease obligations.

Item 3.	Legal Proceedings.

	There are no material legal proceedings pending.

Item 4.	Submission of Matters to a Vote of Security Holders.

	During the quarter ended June 30, 1996, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for the Registrant's Common Stock and Related	Stockholder
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

         Name                   Title                  Date
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