Form 10QSB
period 1996-09-30
SCIENTIFIC INDUSTRIES INC
filed 1996-11-14
CIK 87802

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934
                         For quarterly period ended      September 30, 1996

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                         For the transition period from           to

                         Commission File Number:             0-6658

              SCIENTIFIC INDUSTRIES, INC.

(Exact name of small business as specified in its charter)

       Delaware                                 04-2217279
(State of incorporation)           (I.R.S. Employer  Identification  No.)

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



                                  FORM 10-QSB



The following information of the registrant and its subsidiary are submitted herewith:



PART I -- Financial Information:

     Condensed Consolidated Balance Sheet - September 30, 1996        1

     Condensed Consolidated Statements of Income - Three Months
        Ended September 30, 1996 and 1995                             2

     Condensed Consolidated Statements of Cash Flows - Three
        Months Ended September 30, 1996 and 1995                      3

     Notes to Condensed Consolidated Financial Statements             4

     Management's Discussion and Analysis                             5


PART II -- Other Information:

     Items 1 through 6                                                6

     Signatures                                                       7

















                   SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                         PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements
                                     ASSETS
                                                     September 30, 1996

Current Assets:
  Cash and cash equivalents                         $  132,600
  Investment securities                                734,100
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                        320,900
  Inventories (Note 2)                                 294,500
  Prepaid expenses, taxes and other current assets      83,700
  Deferred income taxes                                 28,000

           Total current assets                      1,593,800

Property and equipment at cost, less accumulated
  depreciation of $85,800                              121,000

Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $10,600                                           59,800
  Deferred income taxes                                  8,600
  Other                                                108,400
                                                       171,200

                                                    $1,891,600

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $   37,800
  Accrued expenses                                     169,900
  Customer advances                                     23,000

           Total current liabilities                   230,700

Deferred compensation                                   64,700

Shareholders' equity:
  Common stock $.05 par value                           42,300
  Additional paid-in capital                           842,300
  Unrealized holding loss on investment securities      (1,800)
  Retained earnings                                    765,800

                                                     1,648,600

  Less common stock held in treasury, at cost          (52,400)

                                                     1,596,200

                                                    $1,891,600

      See notes to condensed unaudited consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                       For the Three Month Periods Ended
                                    September 30, 1996  September 30, 1995

Net sales                              $  786,900           $  629,500
Cost of sales                             469,100              399,700

Gross profit                              317,800              229,800

Operating expenses:
  General and administrative              180,800              169,300
  Selling                                  27,300               10,700
  Research and development                 36,700                 -

                                          244,800              180,000

Income from operations                     73,000               49,800

Interest and other income                   8,400                8,900

Income before income taxes                 81,400               58,700

Income taxes                               30,400               21,000

Net income                             $   51,000           $   37,700

Net income per common share (Note 3)      $    .05             $   .04

Weighted average number of outstanding
 shares                                   826,239              826,239

















See notes to condensed unaudited consolidated financial statements

                               SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                        For the Three Month Periods Ended
                                    September 30, 1996  September 30, 1995

Operating activities:
Net Income                                $   51,000    $    37,700
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization            17,000         12,600
    Change in assets and liabilities:
         Accounts receivable                (136,500)       (26,900)
        Inventories                              100        (33,900)
         Prepaid expenses, taxes and other
          current assets                      32,600        (12,100)
         Other assets                         (5,500)         4,400
         Accounts payable                     (6,700)       (57,300)
         Accrued expenses                    (10,400)        55,600
        Customer advances                     18,700        (14,800)

            Total adjustments                (90,700)       (72,400)

            Net cash used in
             operating activities            (39,700)       (34,700)

Investing activities:
  Purchase of investment securities,
    principally held to maturity            (434,600)      (381,700)
  Redemptions of investment securities,
    principally held to maturity             451,200        197,300
  Capital expenditures                       (14,200)        (6,700)
  Purchase of intangible assets                 -           (64,000)

            Net cash used in (provided by)
             investing activities              2,400       (255,100)

Net decrease in cash and cash equivalents    (37,300)      (289,800)

Cash and cash equivalents, beginning
 of year                                     169,900        315,600

Cash and cash equivalents, end of period $   132,600    $    25,800

Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                            $      400   $     6,300


See notes to condensed unaudited consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    General: As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference should be made to the Annual Report to Stockholders for the year ended June 30, 1996 of Scientific Industries, Inc., the "Company."

    The statements as of and for the three months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.


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


2.  Inventories:

    Inventories for interim financial statement purposes are computed by costing sales made during the applicable periods. Management has estimated the components of inventory to be as follows:

                                             September 30,
                                                  1996

    Raw Materials                            $    251,300
    Work in process                                31,900
    Finished Goods                                 11,300

                                             $    294,500

3.  Net income per share:

    Income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding plus the dilutive effect of stock options.

                          SCIENTIFIC INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company's working capital increased to $1,363,100 at September 30, 1996 from $1,304,400 at June 30, 1996 attributable primarily to an increase in net income. Management believes that the Company's working capital will be sufficient to meet the Company's operational requirements through the current fiscal year.


Results of Operations

The Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995.

Net sales increased $157,400 (25.0%) for the three month period ended September 30, 1996 compared with the three month period ended September 30, 1995 as a result of increased demand for our existing laboratory products during this quarter. The gross profit percentage for the three month period ended September 30, 1996 of 40.4% compared to the gross profit percentage of 36.5% for the three month period ended September 30, 1995 increased 10.7% as a result of higher sales combined with unchanged fixed overhead costs.

General and administrative expenses for the three month period ended September 30, 1996 of $180,800 increased slightly compared with $169,300 for the three month period ended September 30, 1995 due to regular increases in salaries, insurance, and depreciation.

Selling expenses for the three month period ended September 30, 1996 of $27,300 compared with $10,700 for the same period last year increased $16,600 (155.1%) as a result of market research expenses pertaining to the new line of centrifuge products and a promotional rebate program for our existing laboratory products.

Research and development expenses for the three month period ended September 30, 1996 were $36,700 compared to none in the comparable period last year as a result of the research and development activities conducted relating to the new product line and accessories for existing products. The Company expects to market and have available for delivery the centrifuge products at the end of this fiscal year.

Income before income taxes for the three month period ended September
30, 1996 of $81,400 compared with $58,700 for the three month period ended September 30, 1995 increased $22,700 (38.7%) mainly due to the increased sales and gross profit margins.

                          SCIENTIFIC INDUSTRIES, INC.


                                  FORM 10-QSB


                   For the Quarter Ended September 30, 1996










                         Part II -- OTHER INFORMATION




Not Applicable

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                  Scientific Industries, Inc.
                                  Registrant



                                  Lowell A. Kleiman
                                  President and Treasurer



                                  Helena R. Santos
                                  Controller and Assistant Treasurer



Date   November 14, 1996