Form 10QSB
period 1996-12-31
SCIENTIFIC INDUSTRIES INC
filed 1997-02-14
CIK 87802

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
         For quarterly period ended      December 31, 1996

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

                               FORM 10-QSB



The following information of the registrant and its subsidiary are submitted herewith:



PART I -- Financial Information:

     Condensed Consolidated Balance Sheet - December 31, 1996               1

     Condensed Consolidated Statements of Income - Three and Six Months
        Ended December 31, 1996 and 1995                                    2

     Condensed Consolidated Statements of Cash Flows -Six
        Months Ended December 31, 1996 and 1995                             3

     Notes to Condensed Consolidated Financial Statements                   4

     Management's Discussion and Analysis                                 5-6


PART II -- Other Information:

     Items 1 through 6                                                      7

     Signatures                                                             8























SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements
ASSETS
                                                      December 31, 1996

Current Assets:
  Cash and cash equivalents                              $  103,100
  Investment securities                                     813,500
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                             331,100
  Inventories (Note 2)                                      248,800
  Prepaid expenses, taxes and other current assets           64,800
  Deferred income taxes                                      28,000
                                                          ---------
       Total current assets                               1,589,300
                                                          ---------
Property and equipment at cost, less accumulated
  depreciation of $96,300                                   142,200
                                                          ---------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $14,100                                                56,300
  Deferred income taxes                                       8,600
  Other                                                     108,400
                                                            173,300
                                                         ----------
                                                         $1,904,800
                                                         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $   45,300
  Accrued expenses                                          168,700
  Customer advances                                             200
                                                         ----------
       Total current liabilities                            214,200
                                                         ----------
Deferred compensation                                        64,700
                                                         ----------
Shareholders' equity:
  Common stock $.05 par value                                42,300
  Additional paid-in capital                                842,300
  Unrealized holding loss on investment securities             (800)
  Retained earnings                                         794,500
                                                          ----------
                                                          1,678,300
                                                          ----------
  Less common stock held in treasury, at cost                52,400
                                                          ----------
                                                          1,625,900
                                                          ----------
                                                         $1,904,800
                                                         ===========





      See notes to condensed unaudited consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      For the Three Month             For the Six Month
                      Periods Ended                   Periods Ended
                      December 31,                    December 31,
                      1996      1995                  1996        1995

Net sales             $736,200 $638,200              $1,523,100 $1,267,700
Cost of goods sold     464,300  381,300                 933,400    781,000
                      -------- --------              ---------- ----------
Gross profit           271,900  256,900                 589,700    486,700

Operating Expenses:
 General and
  administrative       176,500  169,500                 357,300    338,800
 Selling                22,600   21,700                  49,900     32,400
 Research and
  development           47,600    8,000                  84,300      8,000
                       -------  -------                 -------    -------
                       246,700  199,200                 491,500    379,200
                       -------  -------                 -------    -------
Income from operations  25,200   57,700                  98,200    107,500
Interest and other
 income                  9,900    8,200                  18,300     17,100
                       -------  -------                 -------    -------
Income before income
 taxes                  35,100   65,900                 116,500    124,600

Income taxes             6,400   17,100                  36,800     38,100
                      --------  -------                 -------    -------
Net income            $ 28,700 $ 48,800               $  79,700  $  86,500
                      ======== ========               =========  =========



Net income per common
 share (Note 3):        $ .03    $ .05                 $.08        $.09


Weighted average number of
 outstanding shares    826,239    826,239            826,239      826,239













See notes to condensed unaudited consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                               For the Six Month Periods Ended
                                       December 31, 1996     December 31, 1995

Operating activities:
Net Income                                      $ 79,700     $    86,500
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                35,100          26,600
     Change in assets and liabilities:
         Accounts receivable                    (146,700)        (38,200)
         Inventories                              45,800         (85,300)
         Prepaid expenses, taxes and other
          current assets                          51,500         (14,100)
         Other assets                             (5,500)          4,100
         Accounts payable                            800         (21,700)
         Accrued expenses                        (11,600)         53,700
         Customer advances                        (4,100)        ( 9,900)
                                                --------      ----------
          Total adjustments                      (34,700)        (84,800)
                                                --------      ----------
           Net cash provided by
               operating activities               45,000           1,700
                                                --------      ----------
Investing activities:
  Purchase of investment securities,
    principally held to maturity                (688,800)       (577,100)
  Redemptions of investment securities,
    principally held to maturity                 623,000         378,100
  Capital expenditures                           (46,000)        (14,900)
  Purchase of intangible assets                     -            (66,100)
                                                --------        --------
          Net cash used in
             investing activities               (111,800)       (280,000)
                                                --------        --------
Net decrease in cash and cash equivalents        (66,800)       (278,300)

Cash and cash equivalents, beginning of year     169,900         315,600
                                                --------        --------
Cash and cash equivalents, end of period       $ 103,100        $ 37,300
                                                ========        ========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                              $     400       $    36,300


See notes to condensed unaudited consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     General:As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference is made to the financial statements contained in the Annual Report to Stockholders for the year ended June 30, 1996 of Scientific Industries, Inc., and the information under the heading "the Company."

The statements as of and for the three and six months ended December 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.


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


2.     Inventories:

Inventories for interim financial statement purposes are computed by costing sales made during the applicable periods. Management has estimated the components of inventory to be as follows:

                                   December 31,
                                        1996

     Raw Materials                     $    218,800
     Work in process                         26,300
     Finished Goods                           3,700
                                       ------------
                                       $    248,800
                                       ============
3.     Net income per share:

Income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding plus the dilutive effect of stock options.







SCIENTIFIC INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company's working capital increased to $1,375,100 at December 31, 1996 from $1,304,400 at June 30, 1996 attributable primarily to an increase in
income from operations.   Management believes that funds generated from
operations and existing cash and investment securities balances will be sufficient to support the Company's operational requirements for at least one year.



Results of Operations

The Three Months Ended December 31, 1996 Compared With Three Months Ended December 31, 1995.

Net sales increased $98,000 (15.4%) for the three month period ended December 31, 1996 compared with the three month period ended December 31, 1995 as a result of increased demand for our existing laboratory products during this quarter. The gross profit percentage for the three month period ended December 31, 1996 of 36.9% decreased from 40.3% for the comparable period last year as a result of higher material costs.

Research and development expenses for the three month period ended December 31, 1996 were $47,600 compared to $8,000 in the comparable period last year as a result of the establishment of a Research and Development department. The Company expects to market and have available for delivery the new line of centrifuge products at the end of this fiscal year along with other new laboratory products.

Income before income taxes for the three month period ended December 31, 1996 of $35,100 compared with $65,900 for the three month period ended December 31, 1995 decreased $30,800 (46.7%) mainly due to increased research and development costs.


The Six Months Ended December 31, 1996 Compared With Six Months Ended December 31, 1995.

Net sales increased $255,400 (20.1%) for the six month period ended December 31, 1996 compared with the six month period ended December 31, 1995 as a result of increased demand for our existing laboratory products during the period. The gross profit percentage for the six month period ended December 31, 1996 of 38.7% compared to the gross profit percentage of 38.4% for the six month period ended December 31, 1995 remained relatively the same as a result of higher material costs during the second quarter partially offset by higher sales during this first half of the current year.

General and administrative expenses for the six month period ended December 31, 1996 of $357,300 increased $18,500 (5.5%) compared with $338,800 for the six month period ended December 31, 1995 due to normal increases in salaries, insurance, and depreciation.




SCIENTIFIC INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS



Selling expenses increased $17,500 (54.0%)to $49,900 for the six month period ended December 31, 1996 compared with $32,400 for the same period last year as a result of market research expenses pertaining to the new line of centrifuge products and a promotional rebate program for our existing laboratory products.

Research and development expenses for the six month period ended December 31, 1996 were $84,300 compared to $8,000 in the comparable period last year as a result of the establishment of a Research and Development department. The Company expects to market and have available for delivery the new line of centrifuge products at the end of this fiscal year along with other laboratory products. The Company anticipates that spending on research and development will continue at approximately the same level as the first half of the current fiscal year.

Income before income taxes for the six month period ended December 31, 1996 of $116,500 decreased $8,100 (6.5%) compared with $124,600 for the six month period ended December 31, 1995. The decrease was mainly due to research and development costs, partially offset by higher sales during the period (as discussed in the previous page).
































SCIENTIFIC INDUSTRIES, INC.


FORM 10-QSB


For the Quarter Ended December 31, 1996










Part II -- OTHER INFORMATION




Items 1, 2, and 3                                        Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 1996, the Company's 1996 Annual Meeting was held on November 19, 1996. At this meeting two Class C Directors, Lowell A. Kleiman and Roger B. Knowles were elected to the Company's Board of Directors to serve until the 1999 Annual Meeting. There was a total of 592,928 "FOR" votes, 8,339 "AGAINST" votes for Mr. Kleiman, and 593,729 "FOR" votes, 7,538 "AGAINST" votes for Mr. Knowles. The other directors whose terms of office as directors continued after the meeting are Arthur M. Borden (Class
A), James S. Segasture (Class A), Joseph I. Kesselman (Class B).

     There were no other matters submitted to a vote of security holders during this quarter.

Items 5 and 6                                           Not applicable














SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                 Scientific Industries,Inc.
                                 Registrant



                                 Lowell A. Kleiman
                                 President and Treasurer
                                 Chief Executive and Financial Officer



                                 Helena R. Santos
                                 Controller and Assistant Treasurer
                                 Principal Accounting Officer


Date February 14, 1997





















