Form 10QSB
period 1997-03-31
SCIENTIFIC INDUSTRIES INC
filed 1997-05-14
CIK 87802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                         For quarterly period ended March 31, 1997

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

                               FORM 10-QSB



The following information of the registrant and its subsidiary are submitted herewith:



PART I -- Financial Information:

     Condensed Consolidated Balance Sheet - March 31, 1997                  1

     Condensed Consolidated Statements of Income - Three and Nine Months
        Ended March 31, 1997 and 1996                                       2

     Condensed Consolidated Statements of Cash Flows -Nine
        Months Ended March 31, 1997 and 1996                                3

     Notes to Condensed Consolidated Financial Statements                   4

     Management's Discussion and Analysis                                 5-6


PART II -- Other Information:

     Items 1 through 6                                                      7

     Signatures                                                             8























SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements
                               ASSETS
                                                       March 31, 1997
                                                       --------------
Current Assets:
  Cash and cash equivalents                              $   34,900
  Investment securities                                     849,900
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                             304,900
  Inventories (Note 2)                                      385,600
  Prepaid expenses, taxes and other current assets           76,800
  Deferred income taxes                                      28,000
                                                       --------------
          Total current assets                            1,680,100
                                                       --------------
Property and equipment at cost, less accumulated
  depreciation of $107,900                                 144,900

Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $17,700                                               54,400
  Deferred income taxes                                      8,600
  Other                                                    108,500
                                                       -------------
                                                           171,500
                                                       -------------
                                                        $1,996,500

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                      $  122,000
  Accrued expenses                                         177,900
  Customer advances                                         25,200
                                                       -------------
          Total current liabilities                        325,100
                                                       -------------
Deferred compensation                                       64,700

Shareholders' equity:
  Common stock $.05 par value                               42,300
  Additional paid-in capital                               842,300
  Unrealized holding loss on investment securities            (400)
  Retained earnings                                        774,900
                                                       -------------
                                                         1,659,100
  Less common stock held in treasury, at cost               52,400
                                                       -------------
                                                         1,606,700
                                                       -------------
                                                        $1,996,500






      See notes to condensed unaudited consolidated financial statements

               SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                For the Three Month     For the Nine Month
                                    Periods Ended         Periods Ended
                                      March 31,             March 31,
                                   1997       1996       1997        1996
                                 --------  --------   ----------   ----------
Net sales                        $627,700  $638,400   $2,150,800   $1,906,100
Cost of goods sold                396,800   408,500    1,330,200    1,189,500
                                 --------  --------   ----------   ----------
Gross profit                      230,900   229,900      820,600      716,600
                                 --------  --------   ----------   ----------
Operating expenses:
 General and administrative       177,700   174,300      535,000      514,700
 Selling                           27,000    29,100       76,900       59,900
 Research and development          76,800    24,300      161,100       32,300
                                 --------   -------   ----------   ----------
                                  281,500   227,700      773,000      606,900
                                 --------   -------   ----------   ----------
Income (loss) from operations     (50,600)    2,200       47,600      109,700
Interest and other income           7,700     7,300       26,000       24,400
                                 --------   -------   ----------   ----------
Income (loss) before income taxes (42,900)    9,500       73,600      134,100

Income taxes (credit)             (23,300)    1,000       13,500       39,100
                                 --------   -------   ----------   ----------
Net income (loss)                ($19,600) $  8,500   $   60,100   $   95,000
                                 ========  ========   ==========   ==========



Net income (loss) per common
 share (Note 3):                  ($ .02)    $ .01       $ .06        $.10


Weighted average number of
 outstanding shares               826,239    826,239    826,239     826,239







See notes to condensed unaudited consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             For the Nine Month Periods Ended
                                              March 31, 1997   March 31, 1996
                                             --------------------------------
Operating activities:
Net Income                                         $ 60,100     $    95,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                   54,300          42,000
     Change in assets and liabilities:
         Accounts receivable                       (120,500)          8,400
         Inventories                                (91,000)        (25,400)
         Prepaid expenses, taxes and other
          current assets                             39,500         (13,500)
         Other assets                                (5,600)          3,400
         Accounts payable                            77,500         (42,300)
         Accrued expenses                            (2,400)          1,800
         Customer advances                           20,900         ( 9,800)
                                                   ---------    ------------
          Total adjustments                         (27,300)        (35,400)
                                                   ---------    ------------
           Net cash provided by
               operating activities                  32,800          59,600
                                                   ---------    ------------
Investing activities:
  Purchase of investment securities,
    principally held to maturity                 (1,110,500)       (891,700)
  Redemptions of investment securities,
    principally held to maturity                  1,004,600         732,200
  Capital expenditures                              (60,200)        (26,900)
  Purchase of intangible assets                      (1,700)        (67,300)
                                                  ----------     -----------
          Net cash used in
             investing activities                  (167,800)       (253,700)
                                                  ----------     -----------
Net decrease in cash and cash equivalents          (135,000)       (194,100)

Cash and cash equivalents, beginning of year        169,900         315,600
                                                  ----------     -----------
Cash and cash equivalents, end of period          $  34,900      $  121,500
                                                  ==========     ===========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                                    $     400     $   54,000


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

The statements as of and for the three and nine months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.


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


2.     Inventories:

Inventories for interim financial statement purposes are computed by costing sales made during the applicable periods. Management has estimated the components of inventory to be as follows:

                                    March  31, 1997

     Raw Materials                     $    318,500
     Work in process                         32,900
     Finished Goods                          34,200
                                       ------------
                                       $    385,600
                                       ============
3.     Net income (loss) per share:

Income (loss) per share of Common Stock is computed on the basis of the weighted average number of shares outstanding plus the dilutive effect of stock options, where applicable.







                        SCIENTIFIC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company's working capital increased to $1,355,000 at March 31, 1997 from $1,304,400 at June 30, 1996 attributable primarily to an increase in income
from operations.   Management believes that funds generated from operations
and existing cash and investment securities balances will be sufficient to support the Company's operational requirements for at least one year.



Results of Operations

The Three Months Ended March 31, 1997 Compared With Three Months Ended March 31, 1996.

Net sales remained relatively the same for the three month period ended March 31, 1997 compared with the three month period ended March 31, 1996. The gross profit percentage for the three month period ended March 31, 1997 of 36.8% approximated the gross profit of 36.0% for the comparable period last year. Sales for the third quarter were lower than expected as a result of operational difficulties at two vendors which have been resolved. Consequently, sales are expected to increase during the fourth quarter based on the comparatively high sales backlog of $317,600 at the end of the third quarter.

Research and development expenses for the three month period ended March 31, 1997 were $76,800 compared to $24,300 in the comparable period last year as a result of the establishment of a Research and Development Department and increased research and development activity. As previously reported, the Company is investing a significant portion of its operational income in research and development activities as part of its overall plan for growth. The Company anticipates that spending on research and development in the fourth quarter will continue at approximately the level as that of the third quarter.

The Company expects to have available for delivery a new laboratory product accessory by the end of this fiscal year. Another laboratory apparatus within the laboratory products line is expected to be available in the fall. The new line of centrifuge products is now expected to be available at the end of calendar year 1997.

The Company incurred a loss before income tax credit for the three month period ended March 31, 1997 of $42,900 compared with income before income taxes of $9,500 for the three month period ended March 31, 1996 mainly due to increased research and development costs.


The Nine Months Ended March 31, 1997 Compared With Nine Months Ended March 31, 1996.

Net sales increased $244,700 (12.8%) for the nine month period ended March 31, 1997 compared with the nine month period ended March 31, 1996 as a result of higher sales during the first half of the fiscal year due to increased demand for existing laboratory products. The gross profit percentage for the nine month period ended March 31, 1997 of 38.2% approximated the gross profit of 37.6% for the nine month period ended March 31, 1996.




                        SCIENTIFIC INDUSTRIES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS



Selling expenses increased $17,000 (28.4%)to $76,900 for the nine month period ended March 31, 1997 compared with $59,900 for the same period last year as a result of market research expenses for the new products and a promotional rebate program for our existing laboratory products.

Research and development expenses for the nine month period ended March 31, 1997 were $161,100 compared to $32,300 in the comparable period last year as a result of the establishment of a Research and Development Department and
increased research and development activity.   As previously reported, the
Company is investing a significant portion of its operational income in research and development activities as part of its overall plan for growth.

Income before income taxes for the nine month period ended March 31, 1997 of $73,600 decreased $60,500 (45.1%) compared with $134,100 for the nine month period ended March 31, 1996. The decrease was mainly due to research and development costs, partially offset by higher sales during the first half of this fiscal year.




























                       SCIENTIFIC INDUSTRIES, INC.


                               FORM 10-QSB


                  For the Quarter Ended March 31, 1997










Part II -- OTHER INFORMATION




Items 1, 2, 3, 4, 5, and 6.                        Not applicable































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






                                  Scientific Industries, Inc.
                                  Registrant



                                  Lowell A. Kleiman
                                  President and Treasurer
                                  Chief Executive and Financial Officer



                                  Helena R. Santos
                                  Vice President, Controller
                                   and Assistant Treasurer
                                  Principal Accounting Officer


Date:  May 14, 1997





















