Form 10KSB
period 1997-06-30
SCIENTIFIC INDUSTRIES INC
filed 1997-09-29
CIK 87802

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
   ( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended  June 30, 1997

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from_________to____________

                   Commission File Number:  0-6658

                         SCIENTIFIC INDUSTRIES, INC.
              (Name of small business issuer in its charter)

                    Delaware                         04-2217279
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)           Identification No.)

70 Orville Drive, Airport International Plaza, Bohemia, New York     11716
        (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:      (516) 567-4700

Securities registered under Section 12(b) of the Exchange Act:

Title of each class      Name of each exchange on which registered
       None                                None

Securities registered under Section 12(g) of the Exchange Act:
           Common Stock, par value $.05 per share
                      (Title of Class)

                             -
                      (Title of Class)

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

Issuer's revenues for its most recent fiscal year. $3,077,100

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 10, 1997 is $1,290,998.

The number of shares outstanding of the issuer's common stock, par value $.05 per share as of September 10, 1997 is 826,239 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

PART III:

1)The Company's Proxy Statement for the 1997 Annual Meeting which will be filed with the Commission within 30 days.

PART I

Item 1.  Description of Business.

     General. Scientific Industries, Inc., (the "Company") a Delaware corporation, is engaged in manufacturing and marketing laboratory equipment consisting primarily of vortex mixers (devices used to mix the contents of test tubes, beakers and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds) and miscellaneous laboratory apparatus, including timers, rotators and pumps.

     The Company's products are used by hospital and research laboratories, clinics, pharmaceutical manufacturers, medical device manufacturers and other industries. The Company's products are marketed principally through a network of domestic and foreign dealers, by the personal solicitation of the Company's President and other employees and sales representatives. The Company seeks to increase its customer base through the use of various marketing media, including trade publications, trade shows, brochures and catalogs.

     In July 1995 the Company entered into a licensing agreement with a developer and marketer of thermo-electrically cooled centrifuge products to acquire the rights to develop, improve, make, and sell such products. The licensed products include thermo-electrically refrigerated and non-refrigerated micro-centrifuges, thermoelectric tube chillers, thermoelectric coolers, and other related products. These products are designed to be used by and sold to the Company's existing customers.

     In March 1996, the Company purchased the rights to develop a new attachment for the Company's existing Vortex-Genie 2 (trademark) mixer. In adiition, in June 1996, the Company entered into an agreement to purchase the technology for a new mixing device called a rotator. The Company intends to market these products to its existing customers.

     During 1996, the Company established a Research and Development Department to develop the new products described above as well as other new products that may be acquired in the future. The Company anticipates to have the new attachment to the Vortex-Genie 2 (trademark) mixer ready for sale in the fall of 1997 and the new rotator in the winter of 1997, while the more sophisticated centrifuge products still require engineering modification and therefore the first of these may not be available before the later part of fiscal 1998.

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

     Largest Customers.  Two of the Company's customers, Fisher
Scientific Company ("Fisher") and VWR Scientific Products Corporation ("VWR"), both of which are distributors, accounted for approximately 30% and 23% respectively, of the Company's net sales for the year ended
June 30, 1997. The Company sells a variety of laboratory products, primarily vortex mixers, to Fisher and VWR. The Company has a long-standing relationship with these customers. The loss of any of these customers would have a materially adverse effect upon the business of the Company.

     Backlog. The Company's backlog is not significant because the Company's current line of products are standard catalog items.
The typical lead time is approximately three weeks, and backlog is kept to no more than thirty days.

     Competition. In the general area of laboratory equipment, the Company's major competitors are Thermolyne Corporation, a subsidiary of Sybron Corporation, Baxter Dade and Baxter Scientific Products, both of which are divisions of Baxter Healthcare Corporation Yamato, Inc., a Japanese corporation, and IKA, a German corporation. The Company is the largest domestic manufacturer of vortex mixers and has a small share of the market for manufacturing and distributing the other laboratory equipment products it currently sells. Most of the Company's competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon quality, technical specifications and price.

     Research and Development. The Company incurred research and development expenses of $206,700 during the year ended June 30, 1997 compared to $76,100 during the year ended June 30, 1996, in connection with the development of new products and the improvement of existing products.

     Environmental Protection. The Company's manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed federal and state regulations designed to protect the environment, to establish occupational safety and health standards and to cover other matters. The Company believes that its operations are in compliance with such existing regulations.

     Employees. During the year ended June 30, 1997, the number of persons employed by the Company on a full-time basis was approximately
18. On September 5, 1997, the Company employed 17 full-time persons and two part-time persons. None of the Company's employees are represented by any unions.

Item 2.  Description of Property.

     As of September 10, 1997, the Company's offices and manufacturing facilities consisted of the following:

                                             Square    Lease       Annual
Location                 Use of              Feet      Expiration  Rental
of space                 Space             (Approx.)   Date        Payments(*)
--------------------     ----------------  ----------  ----------  -----------
70 Orville Drive         Executive         25,000     December 31, $184,800
Airport International    Offices/                     1999
 Plaza                   Manufacturing
Bohemia, NY  11716

(*)  Reflects future minimum rental payments for fiscal 1998.

     See Notes to the Financial Statements for information about the Company's lease obligations.

Item 3.     Legal Proceedings.

     There are no material legal proceedings pending.

Item 4.     Submission of Matters to a Vote of Security Holders.

     During the quarter ended June 30, 1997, no matters were submitted to a vote of security holders.

PART II

Item 5.     Market for the Registrant's Common Stock and Related
Stockholder Matters.

    (a)The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for the fiscal years ended June 30, 1997 and 1996, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

     For Fiscal Quarter Ended:               Low Bid           High Bid
     -------------------------               -------           --------
          09/30/95                            1                 1 1/4
          12/31/95                            1                 1 1/4
          03/31/96                            1 1/16            1 1/4
          06/30/96                            1 1/16            1 1/16
          09/30/96                            1 1/16            1 1/16
          12/31/96                            1 1/16            1 1/16
          03/31/97                            1 1/16            1 1/8
          06/30/97                            1 1/16            1 1/4

     (b)There were, as of September 10, 1997, 960 record holders of the Company's Common Stock.

     (c) The Company paid no dividends during the last two fiscal years.

Item 6.     Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Results of Operations. Net sales for the year ended June 30, 1997 (fiscal 1997) increased $559,600 to $3,077,100 from $2,517,500 for the year ended June 30, 1996 (fiscal 1996) basically as a result of increased demand for laboratory products.

     The Company's gross profit margin in fiscal 1997 increased to 39.4% from fiscal 1996's gross profit margin of 37.5% mainly as a result of higher sales, as discussed above, while fixed overhead expenses remained constant.

     Selling expenses for fiscal 1997 ($131,300) compared to fiscal 1996 ($84,900) increased $46,400 (54.7%) as a result of market research expenses for the new products and a promotional rebate program for our existing laboratory products.

     Research and development expenses for fiscal 1997 were $206,700 compared to $76,100 in fiscal 1996, as a result of the establishment of a Research and Development Department at the end of fiscal 1996. As previously reported, the Company is investing a significant portion of its operational income in research and development activities as part of its overall plan for growth. The Company expects to have a new laboratory product accessory available for sale in the fall of 1997, and a new laboratory mixing device called a rotator available in the winter of 1997. The more sophisticated line of centrifuge products still require engineering modification and therefore may not be available until the later part of fiscal 1998.

     Liquidity and Capital Resources. The Company's working capital as of June 30, 1997, increased $120,400 to $1,424,800 as compared to $1,304,400 as of June 30, 1996, primarily due to increased income from operations.

     In January of 1997, the Company's $100,000 secured bank line of credit was renewed for another year. The credit line expires on December 31, 1997 and carries interest at prime plus 1%. The Company can utilize the proceeds of these amounts for working capital needs.
The Company has not utilized this credit line.

     Capital Expenditures and Inflation.  During fiscal 1997, the
Company did not incur any material capital expenditures. The Company does not expect to incur any material capital expenditures during fiscal 1998. It is anticipated, as in the past, that the funds for such expenditures, if any, will be funded from the Company's operations or available working capital.

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

Item 7.     Financial Statements.

     The Financial Statements required by this item are attached hereto on pages F1-F14.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 9.Directors, Executive Officers; Compliance With Section
16(a) of the Exchange Act.

     The information with respect to directors and executive officers of the Company will be set forth under the heading "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement which will be filed within 30 days with the Commission and is incorporated herein by reference.

Item 10.     Executive Compensation.

     Information with respect to executive compensation will be set forth under the heading "Executive Compensation" in the Company's definitive proxy statement which will be filed with the Commission within thirty days and is incorporated herein by reference.

Item 11.     Security Ownership of Certain Beneficial Owners and
Management.

     Information with respect to security ownership of certain beneficial owners and management will be set forth under the headings
"Election of Directors" and "Principal Stockholders" in the Company's definitive proxy statement which is being filed today with the Commission and is incorporated herein by reference.

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

Item 13.     Exhibits and Reports on Form 8-K.

(a)  Exhibits

       3(a).Certificate of Incorporation of the Company as amended. (Filed as Exhibit 1(a-1) to the Company's General Form for Registration of Securities on Form 10 dated February 14, 1973 and incorporated by reference thereto.)

       3(b).Certificate of Amendment of the Company's Certificate of Incorporation, as filed on January 28, 1985. (Filed as Exhibit 3
(a) to the Company's annual report on Form 10-K for the year ended June 30, 1985 and incorporated by reference thereto.)

       3(c).By-Laws of the Company, as amended. (Filed as Exhibit 3 (b) to the Company's annual report on Form 10-K for the year ended June 30, 1985 and incorporated by reference thereto).

        10.Amendment to employment contract between the Company and Lowell A. Kleiman, filed herewith.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed with the Securities and Exchange Commission.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SCIENTIFIC INDUSTRIES, INC.
                         (Registrant)
                         /s/
                         __________________________________
                         Lowell A. Kleiman
                         President and Treasurer
                         Principal Executive and Financial Officer

                         /s/
                         __________________________________
                         Helena R. Santos
                         Vice President, Controller and Assistant Treasurer Principal Accounting Officer



Date:  September 29, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                            Title                 Date

/s/
_____________________     President, Treasurer and       September 29, 1997
Lowell A. Kleiman          Director (Principal Executive
                           and Financial Officer)

/s/
_______________________     Director                     September 29, 1997
Arthur M. Borden

/s/
_______________________     Director                     September 29, 1997
Joseph I. Kesselman

/s/
_______________________     Director                     September 29, 1997
Roger B. Knowles

/s/
_______________________     Director                     September 29, 1997
James S. Segasture

           Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Scientific Industries, Inc. and subsidiary
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiary as of June 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    /s/
                                    NUSSBAUM, YATES & WOLPOW, P.C.

August 25, 1997

                                   -F-1-



                SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1997 AND 1996

                                ASSETS


                                                     1997            1996
                                                  ------------     -----------
Current assets:
     Cash and cash equivalents                    $   146,600     $   169,900
     Investment securities (Note 3)                   898,300         740,300
     Trade accounts receivable, less allowance for
      doubtful accounts of $7,400 in 1997 and 1996    281,500         184,400
     Inventories (Note 4)                             330,000         294,600
     Prepaid expenses and other current
      assets (Note 6)                                  82,500         116,300
     Deferred income taxes (Note 10)                   35,000          28,000
                                                   -----------     -----------
                    Total current assets            1,773,900       1,533,500
                                                   -----------     -----------
Investment securities (Note 3)                          -              15,200
                                                   -----------     -----------
Property and equipment, net (Note 5)                  143,200         115,800
                                                   -----------     -----------
Other assets and deferred charges:
     Intangible assets, less accumulated
      amortization  of $21,500 and $7,000
       in 1997 and 1996 (Note 6)                       52,900          63,400
     Deferred income taxes (Note 10)                   16,100           8,600
     Other (Note 9)                                   123,900         102,900
                                                   -----------     -----------
                                                      192,900         174,900
                                                   -----------     -----------
                                                   $2,110,000      $1,839,400
                                                   ===========     ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $   82,800      $   44,500
     Accrued expenses (Notes 8 and 9)                 262,500         180,300
     Customer advances                                  3,800           4,300
                                                   -----------     -----------
                    Total current liabilities         349,100         229,100
                                                   -----------     -----------
Deferred compensation (Note 9)                         77,900          64,700
                                                   -----------     -----------
Commitments and contingencies (Notes 6, 8 and 9)

Shareholders' equity (Note 11):
     Common stock, $.05 par value; authorized 7,000,000
      shares; issued 846,041 shares                    42,300          42,300
     Additional paid-in capital                       842,300         842,300
     Unrealized holding gain (loss) on investment
      securities                                          300      (    1,400)
     Retained earnings                                850,500         714,800
                                                   -----------     -----------
                                                    1,735,400       1,598,000
     Less common stock held in treasury,
      at cost, 19,802 shares                           52,400          52,400
                                                   -----------     -----------
                                                    1,683,000       1,545,600
                                                   -----------     -----------
                                                   $2,110,000      $1,839,400
                                                   ===========     ===========
                      See notes to consolidated financial statements
                                      -F-2-

                   SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                       YEARS ENDED JUNE 30, 1997 AND 1996

                                                     1997             1996
                                                  -----------      -----------
Net sales                                         $3,077,100       $2,517,500

Cost of sales                                      1,865,900        1,574,000
                                                  -----------      -----------
Gross profit                                       1,211,200          943,500
                                                  -----------      -----------
Operating expenses:
     General and administrative                      724,000          691,500
     Selling                                         131,300           84,900
     Research and development                        206,700           76,100
                                                  -----------      -----------
                                                   1,062,000          852,500
                                                  -----------      -----------
Income from operations                               149,200           91,000

Interest and other income                             30,300           32,600
                                                  -----------      -----------
Income before income taxes                           179,500          123,600
                                                  -----------      -----------
Income taxes (Note 10):
     Current                                          58,300            3,700
     Deferred                                     (   14,500)          38,400
                                                  -----------      -----------
                                                      43,800           42,100
                                                  -----------      -----------
Net income                                        $  135,700       $   81,500
                                                  ===========      ===========
Net income per common share (Note 12)             $      .14       $      .09
                                                  ===========      ===========

                   See notes to consolidated financial statements

                                -F-3-

                               SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   YEARS ENDED JUNE 30, 1997 AND 1996

                                                      Unrealized
                                                      Holding Gain                              Total
                                           Additional (Loss) on                                 Share-
                            Common Stock   Paid-in    Investment    Retained    Treasury Stock  holders'
                           Shares  Amount  Capital    Securities    Earnings    Shares Amount   Equity
                          ---------------  ---------- ------------  --------   ---------------  ----------
Balance, July 1, 1995     846,041 $42,300  $842,300   ($2,200)      $633,300   19,802  $52,400  $1,463,300

Unrealized holding gain on
 investment securities                                    800                                          800

Net income                                                            81,500                        81,500
                          ---------------  ---------- ------------  --------   ---------------  ----------
Balance, June 30, 1996    846,041  42,300   842,300   ( 1,400)       714,800   19,802   52,400   1,545,600

Unrealized holding gain on
 investment securities                                  1,700                                        1,700

Net income                                                           135,700                       135,700
                          ---------------  ---------- ------------  --------   ---------------  ----------
Balance, June 30, 1997    846,041 $42,300  $842,300    $  300       $850,500   19,802  $52,400  $1,683,000
                          ===============  ========== ============  ========   ===============  ==========

                              See notes to consolidated financial statements
                                                                      -F-4-

                SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997 AND 1996

                                                 1997            1996
                                            ------------    ------------
 Operating activities:
  Net income                                $   135,700     $    81,500
                                            ------------    ------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Loss on disposition of fixed assets          5,400            -
     Depreciation and amortization               69,400          52,100
     Deferred income taxes                 (     14,500)         38,400
     Changes in assets and liabilities:
      Accounts receivable                  (     97,100)         86,400
      Inventories                          (     35,400)   (     22,500)
      Prepaid expenses and other
       current assets                            33,800    (     78,500)
      Other assets                         (     21,000)   (      8,600)
      Accounts payable                           38,300    (     42,300)
      Accrued expenses                           82,200          17,300
      Customer advances                    (        500)   (     11,600)
      Deferred compensation                      13,200          14,400
                                            ------------    ------------
         Total adjustments                       73,800          45,100
                                            ------------    ------------
         Net cash provided by operating
          activities                            209,500         126,600
                                            ------------    ------------
Investing activities:
  Purchase of investment securities,
   principally held to maturity            (  1,444,500)   (  1,112,300)
  Redemption of investments held to
   maturity                                   1,286,700         948,400
  Capital expenditures                     (     70,900)   (     38,000)
     Purchase of intangible assets         (      4,100)   (     70,400)
                                           -------------   -------------
          Net cash used in investing
           activities                      (    232,800)   (    272,300)
                                           -------------   -------------
Net decrease in cash and cash equivalents  (     23,300)   (    145,700)

Cash and cash equivalents, beginning of year    169,900         315,600
                                            ------------   -------------
Cash and cash equivalents, end of year      $   146,600    $    169,900
                                            ============   =============

Supplemental disclosures of cash flow information:
 Cash paid for income taxes                 $       400    $     51,500
                 See notes to consolidated financial statements
                                  -F-5

            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED JUNE 30, 1997 AND 1996


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

Intangible Assets

Intangible assets consist mainly of licensing agreements which are stated at cost. Amortization is provided for by the straight-line method over five years.

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     Summary of Significant Accounting Policies (Continued)

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

Stock-Based Compensation

Effective July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 to its stock options and other stock-based employee compensation awards and provide the pro forma disclosures required by SFAS No. 123 (see Note 11).

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for income taxes, accrual for self-insurance claims, and warranty reserves.

2.     Line of Business and Concentration of Credit Risk

The Company is engaged in the manufacturing and marketing of scientific equipment for hospital and industrial laboratories and other health-care related entities.

Certain information relating to the Company's export sales and principal customers are as follows:


                                                     1997          1996
                                                 ------------   -----------
Export sales (net) (principally Europe and Asia) $1,000,300     $902,500

     Customers in excess of 10% of net sales:
      Largest in 1997 and 1996                      920,300      808,300
      Next largest in 1997 and 1996                 720,500      540,400

3.     Investment Securities

Details as to investment securities are as follows:


                              Gross Cost or                      Unrealized
                              Amortized           Fair           Holding
At June 30, 1997:             Cost                Value          Gain (Loss)
-----------------             -------------       -------        -----------
Available for sale:
 Equity securities            $ 29,000           $ 29,300        $  300
                              ========           ========       ========
Held-to-maturity:
 State and municipal          $869,000           $868,900       ($  100)
                              ========           ========       ========
At June 30, 1996:
-----------------
Available for sale:
 Equity securities            $ 29,000          $  27,600      ($ 1,400)
                              ========          =========      =========
Held-to-maturity:
 State and municipal, due
  in one year or less         $712,700          $ 712,800       $   100
 State and municipal, due
  September 1997                15,200             15,200           -
                              --------          ---------       --------
       Total                  $727,900           $728,000       $   100
                              ========          =========       ========

4.     Inventories

                                                   1997            1996
                                                ----------      ----------
Raw materials                                   $ 305,500       $ 208,900
Work-in-process                                     2,400          63,700
Finished goods                                     22,100          22,000
                                                ----------      ----------
                                                $ 330,000       $ 294,600
                                                ==========      ==========


5.     Property and Equipment, Net


                                 Useful Lives
                                   (Years)        1997           1996
                                 ------------   --------       --------
Computer equipment                  4 - 5       $ 99,200       $ 72,200
Machinery and equipment             3 - 7         63,500         59,100
Furniture and fixtures              4 - 10        47,900         42,200
Leasehold improvements              3 - 8         30,900         19,000
                                                --------       --------
                                                 241,500        192,500
Less accumulated depreciation and
 amortization                                     98,300         76,700
                                                --------       --------
                                                $143,200       $115,800
                                                ========       ========
6.     Intangible Assets

On July 10, 1995, the Company entered into an agreement to license the rights to certain laboratory equipment developed and manufactured by another company. The purchase price for the license was $50,000 plus cumulative related costs of $24,400. The agreement provides that the Company may elect to engage the sellers to perform certain consulting services for an agreed-upon fee. Fifty percent of all consulting fees paid to the seller constitute prepayment against any royalties payable to the seller. As of June 30, 1997 and 1996, no royalties have been earned. Prepaid royalties at June 30, 1997 and 1996 are $14,500.

7.     Bank Line of Credit

The Company has a $100,000 secured bank line of credit. The credit line expires on December 31, 1997 and bears interest at prime plus 1%. The Company did not utilize this credit line.

8.     Employee Benefit Plan

Effective April 1, 1994, the Company established a 401(k) profit sharing plan for all eligible employees as defined in the plan.

The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of his compensation. The Company also has the option to make an additional profit sharing contribution to the plan. Employer matching contributions to the plan amounted to $13,400 in 1997 and $11,400 in 1996.

9.     Commitments and Contingencies

Leases

The Company is obligated through December 1999 under a noncancelable operating lease for its premises, which requires minimum annual rentals and certain other expenses, including real estate taxes and insurance. The Company has a five-year renewal option. Rental expense under the above lease amounted to approximately:


                                             1997             1996
                                          --------          --------
            Minimum rent expense          $163,100          $163,100
            Other charges                    8,800             8,600
                                          --------          --------
                                          $171,900          $171,700
                                          ========          ========

As of June 30, 1997, the Company's approximate future minimum rental payments are as follows:


               Fiscal Years
               ------------
                   1998                         $   184,800
                   1999                             193,500
                   2000                              99,000

In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $163,100. Accrued rent, payable in future years, amounted to $69,500 and $82,900 at June 30, 1997 and 1996.

The Company is obligated under noncancelable operating leases for two vehicles expiring through March 1999. The approximate future minimum lease payments at June 30, 1997 are as follows:

                Fiscal Years
                ------------
                   1998                             $21,600
                   1999                               5,200



Employment Contract

On August 14, 1997, the Company amended and extended an employment contract with its President through June 2000. The contract provides for an annual salary of $160,000 and for the payment of a bonus for fiscal 1998 if certain gross profit levels, as defined, are met. The contract also granted him a five-year option to purchase 10,000 shares of common stock exercisable under certain circumstances. An additional agreement with the President provides that, in the event of termination of his employment within three years after a change of control of the Company, as defined, the Company would be liable for a maximum of three years' salary plus certain benefits.

The employment contract also provides that, at his option, a portion of the compensation may be deferred to future years. The deferred amounts are to be placed in a separate investment account and all earnings or losses will be for his benefit. As of June 30, 1997 and 1996, $77,900 and $59,100 was segregated into such an account and is included in other assets. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments commencing after the termination of employment. In the event of a change in control of the Company, the entire balance is immediately payable. As of June 30, 1997 and 1996, $77,900 and $64,700 of accrued compensation due to him has been deferred.


10.     Income Taxes

Income taxes for 1997 and 1996 were different from the amounts computed by applying the federal income tax rate to the income before income taxes due to the following:


                                      1997                  1996
                               -----------------     -----------------
                                          % of                  % of
                                          Pretax                Pretax
                                Amount    Income      Amount    Income
                               --------  --------    --------  --------
Computed "expected" income tax  $61,000    34.0%      $42,000    34.0%
State income taxes, net of
 federal income tax effect        6,700     3.7         1,500     1.2
Differences due to graduated
 tax rates                     (  7,800) (  4.3 )    ( 10,500) ( 8.4 )
Non-taxable interest income    ( 10,200) (  5.7 )    ( 10,200) ( 8.3 )
Other                          (  5,900) (  3.3 )      19,300   15.6
                               --------- --------    --------- --------
Actual income taxes             $43,800    24.4%      $42,100   34.1%
                               ========= ========    ========= ========

Deferred tax assets and liabilities consist of the following:


                                      1997                   1996
                                    --------               --------
Deferred tax assets:
 Deferred compensation               $21,800                $18,700
 Rent accrual                         19,500                 24,000
 Amortization of patents               4,900                   -
 Other                                15,500                  5,600
                                    --------               --------
                                     $61,700                $48,300
                                    ========               ========

Deferred tax liabilities:
 Depreciation of property
  and equipment                      $10,600                $11,700
                                    ========               ========

11.     Stock Options

In February 1992, the Company established a Stock Option Plan which provides for the grant of options to purchase up to 300,000 shares of common stock through February 2002. The plan provides for the granting of incentive stock options and non-incentive stock options. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares on the date of the grant. Non-incentive stock options shall be granted at an exercise price not less than 85% of the fair market value on the date of grant. The plan also provides that each non-employee member of the Board of Directors shall be granted, annually commencing in March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of stock at the fair market value on the date of grant. These outstanding options expire at various dates through June 2007. There are 84,000 shares of common stock reserved and available for future grants at June 30, 1997 under the plan.

The Company has elected to continue to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. Pro forma information regarding net income and earnings per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 1997 and 1996, respectively:

                                      1997                    1996
                                   ----------              ----------
Expected life (in years)               10                       9
Risk-free interest rate               6.83%                   6.22%
Expected volatility                  15.49%                  28.12%
Dividend yield                        0.0%                    0.0%

Under the Black-Scholes model, the total value of stock options granted in 1997 and 1996 was $4,100 and 36,300, respectively, which would be amortized ratably on a pro forma basis over the vesting periods, which range from three to ten years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net income would have been $132,300 in 1997 and $80,400 in 1996. The Company's pro forma earnings per share would have remained at $.14 in 1997 and $.09 in 1996. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Option activity under the above stock option plans is summarized as follows:

                                             Fiscal                  Fiscal
                                             1997                    1996
                                             Weighted                Weighted
                                             Average                 Average
                                             Exercise                Exercise
                               Shares        Price        Shares     Price
                               --------      ---------    --------   ---------
Shares under option:
Outstanding at beginning
 of year                        203,000       $  .76       146,000     $  .53
Granted                          13,000         1.48        57,000       1.37
                                -------       ------       -------     ------
Outstanding at end of year      216,000       $  .81       203,000     $  .76
                                =======       ======       =======     ======
Options exercisable at year end 180,333       $  .70       166,000     $  .66
                                -------       ------       -------     ------
Weighted average fair value
per share of options granted
during fiscal 1997 and 1996                   $ 1.00                   $  .78
                                              ======                   ======

The following table summarizes information about the options outstanding at June 30, 1997:

                       Options Outstanding             Options Exercisable
                  ------------------------------   ---------------------------
                               Weighted-
                               Average      Weighted-                Weighted-
   Range of                    Remaining    Average                  Average
   Exercise       Number      Contractual   Exercise      Number     Exercise
   Prices       Outstanding   Life (Years)  Price      Outstanding   Price
-------------   -----------   ------------  ---------  -----------   ---------
 $.35 - .9375     134,000        4.97        $  .46      134,000      $  .46
$1.2813 - 1.75     82,000        7.28        $ 1.38       46,333      $ 1.41

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


12.     Income Per Share

Income per share of common stock is computed on the basis of the weighted average number of shares outstanding during the respective years (826,239 shares in 1997 and 1996) plus the dilutive effect of stock options.


13.     Fair Value of Financial Instruments

The financial statements include various estimated fair value information as of June 30, 1997 and 1996, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying value of cash and cash equivalents and short-term investment securities approximates fair market value because of the short maturity of those instruments. Quoted market prices are used to estimate fair value of long-term instruments.

The following table provides summary information on the fair value of significant financial instruments included in the financial statements:


                                      1997                    1996
                             ----------------------   ----------------------
                                          Estimated                Estimated
                             Carrying        Fair     Carrying        Fair
                              Amount        Value      Amount        Value
                             --------     ---------   --------    ----------
 Assets:
  Cash and cash equivalents  $146,600     $146,600    $169,900    $169,900

  Investment securities
   (Note 3)                   898,300      898,200     755,500     755,600

