Form 10QSB
period 1997-09-30
SCIENTIFIC INDUSTRIES INC
filed 1997-11-14
CIK 87802

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For quarterly period ended September 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes (X)  No

State the number of shares outstanding of each of the issuer's classes of
common equity, as  of the latest practicable date:        826,239











             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY



                            FORM 10-QSB



The following information of the registrant and its subsidiary are submitted herewith:



PART I -- Financial Information:

     Condensed Consolidated Balance Sheet - September 30, 1997               1

     Condensed Consolidated Statements of Income - Three Months
        Ended September 30, 1997 and 1996                                   2

     Condensed Consolidated Statements of Cash Flows - Three
        Months Ended September 30, 1997 and 1996                            3

     Notes to Condensed Consolidated Financial Statements                   4

     Management's Discussion and Analysis                                   5


PART II -- Other Information:

     Items 1 through 6                                                      6

     Signatures                                                             7






















            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements
                               ASSETS
                                                      September 30, 1997
                                                      ------------------
Current Assets:
  Cash and cash equivalents                              $  168,700
  Investment securities                                     892,400
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                             256,800
  Inventories (Note 2)                                      335,300
  Prepaid expenses, taxes and other current assets           58,900
  Deferred income taxes                                      35,000
                                                         ----------
          Total current assets                            1,747,100
                                                         ----------
Property and equipment at cost, less accumulated
  depreciation of $109,100                                  137,800
                                                         ----------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $25,400                                                56,600
  Deferred income taxes                                      16,100
  Other                                                     123,900
                                                            196,600
                                                         ----------
                                                         $2,081,500
                                                         ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $  100,700
  Accrued expenses                                          190,400
  Customer advances                                           3,800
                                                         ----------
          Total current liabilities                         294,900
                                                         ----------
Deferred compensation                                        77,900
                                                         ----------
Shareholders' equity:
  Common stock $.05 par value                                42,300
  Additional paid-in capital                                842,300
  Unrealized holding gain on investment securities              500
  Retained earnings                                         876,000
                                                         ----------
                                                          1,761,100
  Less common stock held in treasury, at cost                52,400
                                                         ----------
                                                          1,708,700
                                                         ----------
                                                         $2,081,500
                                                         ==========
      See notes to condensed unaudited consolidated financial statements

               SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                        For the Three Month Periods Ended
                                    September 30, 1997     September 30, 1996
                                    ------------------     ------------------
Net sales                                $  724,400            $  786,900
Cost of sales                               425,800               469,100
                                         ----------            ----------
Gross profit                                298,600               317,800
                                         ----------            ----------
Operating expenses:
  General and administrative                183,500               180,800
  Selling                                    29,300                27,300
  Research and development                   61,600                36,700
                                         ----------            ----------
                                            274,400               244,800
                                         ----------            ----------
Income from operations                       24,200                73,000

Interest and other income                     9,500                 8,400
                                         ----------            ----------
Income before income taxes                   33,700                81,400

Income taxes                                  8,200                30,400
                                         ----------            ----------
Net income                               $   25,500            $   51,000
                                         ==========            ==========
Net income per common share (Note 3)     $    .03              $    .05
                                         ==========            ==========
Weighted average number of outstanding
 shares                                    826,239               826,239










See notes to condensed unaudited consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                        For the Three Month Periods Ended
                                    September 30, 1997     September 30, 1996
                                    ------------------     ------------------
Operating activities:
  Net Income                            $   25,500             $   51,000
                                        ----------             ----------
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
    activities:
     Depreciation and amortization          18,400                 17,000
     Change in assets and liabilities:
         Accounts receivable                24,700               (136,500)
         Inventories                        (5,300)                   100
         Prepaid expenses, taxes and other
          current assets                    23,600                 32,600
         Other assets                         -                    (5,500)
         Accounts payable                   17,900                 (6,700)
         Accrued expenses                  (72,100)               (10,400)
         Customer advances                    -                    18,700
                                         ----------            -----------
          Total adjustments                  7,300                (90,700)
                                         ----------            -----------
           Net cash provided by (used in)
               operating act                32,700                (39,700)
                                         ----------            -----------
Investing activities:
  Purchase of investment securities,
    principally held to maturity          (375,600)              (434,600)
  Redemptions of investment securities,
    principally held to maturity           378,000                451,200
  Capital expenditures                      (5,500)               (14,200)
  Purchase of intangible assets             (7,500)                  -
                                         ----------            -----------
          Net cash provided by (used in)
             investing activities          (10,600)                 2,400
                                         ----------            -----------
Net increase(decrease)in cash and
 cash equivalents                           22,100                (37,300)

Cash and cash equivalents,
 beginning of year                         146,600                169,900
                                         ----------            -----------
Cash and cash equivalents, end of period $ 168,700             $  132,600
                                         ==========            ===========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                           $  59,300             $      400


    See notes to condensed unaudited consolidated financial statements

               SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


General:As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference should be made to the Annual Report to Stockholders for the year ended June 30, 1997 of Scientific Industries, Inc., the "Company."

The statements as of and for the three months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.


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


2.     Inventories:

Inventories for interim financial statement purposes are computed by costing sales made during the applicable periods. Management has estimated the components of inventory to be as follows:

                                          September 30,
                                              1997
                                          -------------
     Raw Materials                        $    300,500
     Work in process                            30,500
     Finished Goods                              4,300
                                          -------------
                                          $    335,300
                                          ============
3.     Net income per share:

Income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding plus the dilutive effect of stock options.

                      SCIENTIFIC INDUSTRIES, INC.


Item 2. Management's Discussion and Analysis



Liquidity and Capital Resources

The Company had working capital of $1,452,200 at September 30, 1997 which was slightly higher than the Company's working capital of $1,424,800 at June 30, 1997. Management believes that the Company's working capital will be sufficient to meet the Company's operational requirements through the current fiscal year.



Results of Operations

The Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996.

Net sales decreased $62,500 (7.9%) for the three month period ended September 30, 1997 compared with the three month period ended September 30, 1996 as a result of a temporary labor shortage which was resolved at the end of the quarter. Consequently, the Company's sales order backlog was higher than usual at the end of the quarter. The gross profit percentage for the three month period ended September 30, 1997 of 41.2% approximated the gross profit percentage of 40.4% for the three month period ended September 30, 1996.

Research and development expenses for the three month period ended September 30, 1997 were $61,600 compared to $36,700 in the comparable period last year as a result of the research and development activities conducted related mainly to the new laboratory mixing device, Roto-Shake Genie (trademark), which is expected to be available in the second quarter of the current fiscal year. The TurboMix (trademark), a new accessory for the existing Vortex Genie 2 (registered trademark) Mixer, is also scheduled for production in the next quarter. The Company's new more sophisticated line of centrifuge products still requires engineering modifications and may not be available before the end of fiscal 1998.

Income before income taxes for the three month period ended September 30, 1997 of $33,700 compared with $81,400 for the three month period ended September 30, 1996 decreased $47,700 (58.6%) mainly due to higher research and development expenses and lower sales as discussed above.

                        SCIENTIFIC INDUSTRIES, INC.


                              FORM 10-QSB


               For the Quarter Ended September 30, 1997










Part II -- OTHER INFORMATION




Not Applicable

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                 Scientific Industries, Inc.
                                 Registrant

                                 /s/
                                ----------------------------
                                Lowell A. Kleiman
                                President and Treasurer
                                Principal Executive and Financial Officer

                                /s/
                                ----------------------------
                                Helena R. Santos
                                Vice President, Controller and
                                Assistant Treasurer
                                Principal Accounting Officer


Date   November 14, 1997