Form 10QSB
period 1997-12-31
SCIENTIFIC INDUSTRIES INC
filed 1998-02-13
CIK 87802

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



(Mark One)
 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended      December 31, 1997
                                -----------------

 (X)   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from           to

Commission File Number:             0-6658
                                    ------

                            SCIENTIFIC INDUSTRIES, INC.
                            ---------------------------
              (Exact name of small business as specified in its charter)

       Delaware                              04-2217279
       --------                              ----------
(State of incorporation)         (I.R.S. Employer  Identification No.)

       70 Orville Drive, Bohemia, New York              11716
       -----------------------------------              -----
    (Address of principal executive offices)         (zip code)

                           (516)567-4700
                           -------------
                   (Issuer's telephone number)

                          Not Applicable
                          --------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes (X)  No


State the number of shares outstanding of each of the issuer's classes of
common equity, as  of the latest practicable date:        826,239
                                                          -------











                         SCIENTIFIC INDUSTRIES, INC.
                               FORM 10-QSB



The following information of the registrant is submitted herewith:



PART I -- Financial Information:

     Condensed Consolidated Balance Sheet - December 31, 1997               1

     Condensed Consolidated Statements of Income - Three and Six Months
        Ended December 31, 1997 and 1996                                    2

     Condensed Consolidated Statements of Cash Flows -Six
        Months Ended December 31, 1997 and 1996                             3

     Notes to Condensed Consolidated Financial Statements                 4-5

     Management's Discussion and Analysis                                 6-7


PART II -- Other Information:

     Items 1 through 6                                                      8

     Signatures                                                             9











                      SCIENTIFIC INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements

                              ASSETS
                             -------
                                                     December 31, 1997
                                                     -----------------
Current Assets:
  Cash and cash equivalents                              $   82,000
  Investment securities                                     928,400
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                             420,700
  Inventories (Note 2)                                      283,900
  Prepaid expenses and other current assets                  75,500
  Deferred income taxes                                      35,000
                                                         ----------
          Total current assets                            1,825,500

Property and equipment at cost, less accumulated
  depreciation of $121,000                                  151,300

Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $29,400                                                53,600
  Deferred income taxes                                      16,100
  Other                                                     123,900
                                                         ----------
                                                            193,600
                                                         ----------
                                                         $2,170,400
                                                         ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                       $  134,300
  Accrued expenses                                          196,600
                                                         ----------
Total current liabilities                                   330,900

Deferred compensation                                        77,900

Shareholders' equity:
  Common stock $.05 par value                                42,300
  Additional paid-in capital                                842,300
  Unrealized holding loss on investment securities             (100)
  Retained earnings                                         929,500
                                                         ----------
                                                          1,814,000
  Less common stock held in treasury, at cost                52,400
                                                         ----------
                                                          1,761,600
                                                         ----------
                                                         $2,170,400
                                                         ==========


      See notes to condensed consolidated financial statements





                     SCIENTIFIC INDUSTRIES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                 For the Three Month       For the Six Month
                                    Periods Ended            Periods Ended
                                     December 31,             December 31,
                                    1997      1996         1997        1996
                                 --------   --------   ----------   ----------
Net sales                        $940,700   $736,200   $1,665,100   $1,523,100
Cost of goods sold                576,600    464,300    1,002,400      933,400
                                 --------   --------   ----------   ----------
Gross profit                      364,100    271,900      662,700      589,700

Operating Expenses:
 General and administrative       222,400    176,500      405,900      357,300
 Selling                           53,600     22,600       82,900       49,900
 Research and development          36,200     47,600       97,800       84,300
                                 --------   --------     --------     --------
                                  312,200    246,700      586,600      491,500

Income from operations             51,900     25,200       76,100       98,200

Interest and other income          11,100      9,900       20,600       18,300
                                 --------   --------     --------     --------
Income before income taxes         63,000     35,100       96,700      116,500

Income taxes                        9,500      6,400       17,700       36,800
                                 --------   --------     --------     --------
Net income                       $ 53,500   $ 28,700     $ 79,000     $ 79,700
                                 ========   ========     ========     ========



Net income per common
 share (Note 3)                  $ .06      $ .03        $ .10         $ .10

Net income per common
 share-assuming
  dilution (Note 3)              $ .05       $.03        $ .08         $ .08





             See notes to condensed consolidated financial statements





                        SCIENTIFIC INDUSTRIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                         For the Six Month Periods Ended
                                    December 31, 1997     December 31, 1996
                                    -----------------     -----------------
Operating activities:
Net Income                                 $   79,000           $    79,700
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization             37,000                35,100
     Change in assets and liabilities:
         Accounts receivable                 (139,200)             (146,700)
         Inventories                           46,100                45,800
         Prepaid expenses and other
          current assets                        7,000                51,500
         Other assets                             -                  (5,500)
         Accounts payable                      51,500                   800
         Accrued expenses                     (65,900)              (11,600)
         Customer advances                     (3,800)              ( 4,100)
                                           -----------          ------------
          Total adjustments                   (67,300)              (34,700)
                                           -----------          ------------
           Net cash provided by
               operating activities            11,700                45,000
                                           -----------          ------------
Investing activities:
  Purchase of investment securities,
    principally held to maturity             (696,400)             (688,800)
  Redemptions of investment securities,
    principally held to maturity              659,500               623,000
  Capital expenditures                        (30,900)              (46,000)
  Purchase of intangible assets                (8,500)                  -
                                           -----------          ------------
          Net cash used in
             investing activities             (76,300)             (111,800)
                                           -----------          ------------
Net decrease in cash and cash equivalents     (64,600)              (66,800)

Cash and cash equivalents, beginning of year  146,600               169,900
                                           -----------          ------------
Cash and cash equivalents, end of period   $   82,000           $   103,100
                                           ===========          ============
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                              $  81,200           $       400


       See notes to condensed consolidated financial statements








                     SCIENTIFIC INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


General: As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference is made to the financial statements contained in the Annual Report to Stockholders for the year ended June 30, 1997 of Scientific Industries, Inc., and the information under the heading "the Company."

The statements as of and for the three and six months ended December 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.


1.     Significant accounting policies:

     Principles of consolidation:

The accompanying condensed consolidated financial statements include the accounts of Scientific Industries, Inc. and Scientific Packaging Industries, Inc., a New York Corporation, (a wholly owned subsidiary of Scientific Industries, Inc.). All intercompany items and transactions have been eliminated in consolidation.


2.     Inventories:

Inventories for interim financial statement purposes are computed by costing sales made during the applicable periods. Management has estimated the components of inventory to be as follows:

                                        December 31,
                                            1997
                                       -------------

     Raw Materials                     $    268,500
     Work in process                         13,500
     Finished Goods                           1,900
                                       -------------
                                       $    283,900
                                       =============


3.     Earnings per share:

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with net income per common share (basic) and net income per common share-assuming dilution (diluted). Net income per common share excludes common stock equivalents, such as stock options, and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Net income per common share-assuming dilution, reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised. All net income per share amounts for all periods have been restated to conform to the Statement No. 128 requirement.

                            For the Three Month          For the Six Month
                               Periods Ended               Periods Ended
                                  December                    December
                            --------------------         -------------------
                             1997         1996            1997       1996
                            ---------  ---------         ---------  --------
Net income                   $53,500    $28,700           $79,000    $79,700
                            =========  =========         =========  ========
Weighted average
 common shares               826,239    826,239           826,239    826,239
Effect of dilutive securities:
 Stock options               150,303    123,642           150,303    123,642
                             -------    -------           -------    -------
Weighted average
 diluted shares              976,542    949,881           976,542    949,881

Net income per common
 share                       $   .06    $   .03           $   .10    $   .10

Net income per common
 share-assuming dilution     $   .05    $   .03           $   .08    $   .08


Options to purchase 10,000 shares of common stock at $1.75 per share were outstanding at December 31, 1996, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire on September 1, 1998, were still outstanding at December 31, 1997.








                    SCIENTIFIC INDUSTRIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company's working capital increased to $1,494,600 at December 31, 1997 from $1,424,800 at June 30, 1997 attributable primarily to an increase in
income from operations.   Management believes that funds generated from
operations, existing cash and investment securities balances will be sufficient to support the Company's operational requirements for at least one year.



Results of Operations

The Three Months Ended December 31, 1997 Compared With Three Months Ended December 31, 1996.

Net sales increased $204,500 (27.8%) for the three month period ended December 31, 1997 compared with the three month period ended December 31, 1996 as a result of increased demand for our existing laboratory products during this quarter. The gross profit percentage for the three month period ended December 31, 1997 of 38.7% increased from 36.9% for the comparable period last year as a result of higher sales combined with unchanged fixed overhead costs.

General and administrative expenses increased $45,900 (26.0%) from $176,500 for the quarter ending December 31, 1996 to $222,400 for the quarter ending December 31, 1997. The increase is mainly due to expenses related to the pursuit of external business opportunities and higher officer salaries.

Selling expenses increased $31,000 (137%) to $53,600 for the quarter ending December 31, 1997 from $22,600 for the quarter ending December 31, 1996 as a result of increased expenses under a promotional program for our existing laboratory products, and and as a result of marketing expenses for our new products.

Research and development expenses for the three month period ended December 31, 1997 were $36,200 compared to $47,600 in the comparable period last year as a result of material expenditures incurred for the centrifuge products in the quarter ending December 31, 1996.

Income before income taxes for the three month period ended December 31, 1997 of $63,000 compared with $35,100 for the three month period ended December 31, 1996 increased $27,900 (79.5%) mainly due to higher sales.




The Six Months Ended December 31, 1997 Compared With Six Months Ended December 31, 1996.

Net sales increased $142,000 (9.3%) for the six month period ended December 31, 1997 compared with the six month period ended December 31, 1996 as a result of increased demand for our existing laboratory products during the period. The gross profit percentage for the six month period ended December 31, 1997 of 39.8% compared to the gross profit percentage of 38.7% for the six month period ended December 31, 1996 increased as a result of higher sales during the second quarter, combined with unchanged fixed costs.

General and administrative expenses for the six month period ended December 31, 1997 of $405,900 increased $48,600 (13.6%) compared with $357,300 for the six month period ended December 31, 1996 due to expenses related to the pursuit of external business opportunities and higher officer salaries.

Selling expenses increased $33,000 (66.1%)to $82,900 for the six month period ended December 31, 1997 compared with $49,900 for the same period last year as a result of increased expenses under a promotional program for our existing laboratory products, and as a result of marketing expenses for our new products. Research and development expenses for the six month period ended December 31, 1997 were $97,800 compared to $84,300 in the comparable period last year. The increase of $13,500 (16.0%) was a result of research and development activities incurred during the first quarter of this fiscal year related to the new mixing device, Roto-Shake Genie (trademark), which is now being marketed. The TurboMix (trademark), a new accessory for the existing Vortex Genie 2 (registered trademark) Mixer, is also currently being marketed. The Company's new more sophisticated line of centrifuge products still requires engineering modifications and may not be available before the end of fiscal 1998.

Income before income taxes for the six month period ended December 31, 1997 of $96,700 decreased $19,800 (17.0%) compared with $116,500 for the six month period ended December 31, 1996. The decrease was mainly due to the higher expenses discussed above.






                     SCIENTIFIC INDUSTRIES, INC.


                            FORM 10-QSB


              For the Quarter Ended December 31, 1997










Part II -- OTHER INFORMATION




Items 1, 2, and 3Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 1997, the Company's 1997 Annual Meeting was held on November 20, 1997. At this meeting two Class A Directors, Arthur M. Borden and James S. Segasture were elected to the Company's Board of Directors to serve until the 2000 Annual Meeting. There was a total of 627,050 "FOR" votes, 4,633 "AGAINST" votes for Mr. Borden, and 628,758 "FOR" votes, 2,925 "AGAINST" votes for Mr. Segasture. The other directors whose terms of office as directors continued after the meeting are Lowell A. Kleiman (Class C), Roger B. Knowles (Class C), Joseph I. Kesselman (Class B).

     There were no other matters submitted to a vote of security holders during this quarter.

Items 5.  Other InformationNot applicable

Items 6.  Exhibits and Reports on form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.










                              SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                 Scientific Industries, Inc.
                                 Registrant

                                 /s/ Lowell A. Kleiman
                                 ---------------------------
                                 Lowell A. Kleiman
                                 President and Treasurer
                                 (Chief Executive and Financial Officer)


                                /s/ Helena R. Santos
                                ----------------------------
                                Helena R. Santos
                                Controller and Assistant Treasurer
                                (Principal Accounting Officer)


Date February 13, 1998
----------------------