Form 10QSB
period 1998-03-31
SCIENTIFIC INDUSTRIES INC
filed 1998-05-15
CIK 87802

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB



(Mark One)
 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For quarterly period ended      MARCH 31, 1998
                                                         --------------
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

                70 ORVILLE DRIVE, BOHEMIA, NEW YORK 11716
                -----------------------------------------
                 (Address of principal executive offices)

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



                               FORM 10-QSB



The following information of the registrant and its subsidiary are submitted herewith:



PART I -- Financial Information:

     Condensed Consolidated Balance Sheet - March 31, 1998                 1

     Condensed Consolidated Statements of Income (Loss)
        Three and Nine Months Ended March 31,1998 and 1997                 2

     Condensed Consolidated Statements of Cash Flows -Nine
        Months Ended March 31, 1998 and 1997                               3

     Notes to Condensed Consolidated Financial Statements                  4-5

     Management's Discussion and Analysis                                  6-7


PART II -- Other Information:

     Items 1 through 6                                                     8

     Signatures                                                            9























                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                       PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                 ASSETS
                                 ------
                                                   March 31, 1998
                                                   --------------
Current Assets:
  Cash and cash equivalents                            $  149,300
  Investment securities                                   980,400
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                           390,200
  Inventories (Note 2)                                    288,500
  Prepaid expenses, taxes and other current assets         65,800
  Deferred income taxes                                    35,000
                                                       ----------
   Total current assets                                 1,909,200

Property and equipment at cost, less accumulated
  depreciation of $134,100                                145,300

Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $33,300                                              49,700
  Deferred income taxes                                    16,100
  Other                                                   123,900
                                                          189,700
                                                       ----------
                                                       $2,244,200
                                                       ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
  Accounts payable                                     $  142,000
  Accrued expenses                                        205,400
  Customer advances                                        15,200
                                                       ----------
   Total current liabilities                              362,600

Deferred compensation                                      77,900

Shareholders' equity:
  Common stock $.05 par value                              42,300
  Additional paid-in capital                              842,300
  Unrealized holding gain on investment securities            700
  Retained earnings                                       970,800
                                                        ---------
                                                        1,856,100
  Less common stock held in treasury, at cost              52,400
                                                        ---------
                                                        1,803,700
                                                        ---------
                                                       $2,244,200
                                                       ==========





      See notes to condensed unaudited consolidated financial statements

                                     1


                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                  For the Three Month      For the Nine Month
                                     Periods Ended           Periods Ended
                                       March 31,               March 31,
                                    1998       1997          1998      1997
                                  --------  --------    ----------- ---------

Net sales                         $920,100  $627,700     $2,585,200 $2,150,800
Cost of goods sold                 563,700   396,800      1,566,100  1,330,200
                                  --------  --------     ---------- ----------
Gross profit                       356,400   230,900      1,019,100    820,600

Operating expenses:
 General and administrative        233,600   177,700        639,500    535,000
 Selling                            38,200    27,000        121,100     76,900
 Research and development           28,500    76,800        126,300    161,100
                                  --------  --------     ---------- ----------
                                   300,300   281,500        886,900    773,000

Income (loss) from operations       56,100   (50,600)       132,200     47,600

Interest and other income            9,700     7,700         30,300     26,000

Income (loss) before income taxes   65,800   (42,900)       162,500     73,600
                                  --------  --------      --------- ----------
Income taxes (credit)               24,500   (23,300)        42,200     13,500
                                  --------  --------     ---------- ----------
Net income (loss)                 $ 41,300  $(19,600)    $  120,300 $   60,100
                                  ========  ========     ========== ==========



Net income (loss) per common
 share (Note 3):                     $ .05   ($ .02)         $ .15      $ .07


Net income (loss) per common
 share - assuming dilution (Note 3)  $ .04   ($ .02)         $ .12      $ .06










     See notes to condensed unaudited consolidated financial statements
                                     2




                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                            For the Nine Month Periods Ended
                                            March 31, 1998    March 31, 1997
                                            --------------    --------------
Operating activities:
Net Income                                     $ 120,300        $   60,100
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                57,100            54,300
    Change in assets and liabilities:
         Accounts receivable                    (108,700)         (120,500)
         Inventories                              41,500           (91,000)
         Prepaid expenses, taxes and other
          current assets                          16,700            39,500
         Other assets                               -               (5,600)
         Accounts payable                         59,200            77,500
         Accrued expenses                        (57,100)           (2,400)
        Customer advances                         11,400            20,900
                                               ---------        ----------
            Total adjustments                     20,100           (27,300)
                                               ---------        ----------
     Net cash provided by
           operating activities                  140,400            32,800
                                               ---------        ----------
Investing activities:
  Purchase of investment securities,
    principally held to maturity              (1,200,700)       (1,110,500)
  Redemptions of investment securities,
    principally held to maturity               1,109,500         1,004,600
  Capital expenditures                           (38,000)          (60,200)
  Purchase of intangible assets                   (8,500)           (1,700)
                                              ----------        ----------
     Net cash used in
             investing activities               (137,700)         (167,800)
                                              ----------        ----------
Net increase (decrease) in cash and
 cash equivalents                                  2,700          (135,000)

Cash and cash equivalents, beginning of year     146,600           169,900
                                              ----------        ----------
Cash and cash equivalents, end of period       $ 149,300        $   34,900
                                              ==========        ==========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                                 $  87,700        $      400


     See notes to condensed unaudited consolidated financial statements



                                     3



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

            The statements as of and for the three and nine months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.


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


2.  Inventories:

    Inventories for interim financial statement purposes are computed by costing sales made during the applicable periods. Management has estimated the components of inventory to be as follows:

                                    March  31,
                                        1998
                                    ----------
    Raw Materials                   $  267,100
    Work in process                     14,300
    Finished Goods                       7,100
                                    ----------
                                    $  288,500
                                    ==========











                                     4





                        SCIENTIFIC INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

                                 For the Three Month     For the Nine Month
                                   Periods Ended               Periods Ended
                                        March                      March
                                  1998         1997       1998        1997
                                 --------   --------     --------  ---------
Net income (loss)                $41,300   $(19,600)     $120,300  $  60,100
                                 =======   =========     ========  =========
Weighted average
 common shares                   826,239    826,239       826,239    826,239
Effect of dilutive securities:
 Stock Options                   156,556       -          152,387    126,942
                                 -------    -------       -------    -------
Weighted average
 diluted shares                  982,795    826,239       982,458    976,542

Net income (loss) per common
 share                           $   .05    $( .02)       $  .15     $  .07

Net income (loss) per common
 share-assuming dilution         $   .04    $( .02)       $  .12     $  .06


Options to purchase 10,000 shares of common stock at $1.75 per share were outstanding at March 31, 1997, but were not included in the 1997 computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire on September 1, 1998, were still outstanding at March 31, 1998.

The incremental shares from assumed exercise of stock options were not included in the three month period ended March 1997 calculation because including those shares would result in an anti-dilutive per share amount.

Dividends were not paid during 1998 or 1997.







                                     5
                        SCIENTIFIC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company's working capital increased to $1,546,600 at March 31, 1998 from $1,424,800 at June 30, 1997 attributable primarily to an increase in income from operations. Management believes that funds generated from operations and existing cash and investment securities balances will be sufficient to support the Company's operational requirements for at least one year.


Results of Operations

The Three Months Ended March 31, 1998 Compared With Three Months Ended March 31, 1997.

Net sales increased $292,400 (46.6%) for the three month period ended March 31, 1998 compared with the three month period ended March 31, 1997 as a result of increased demand for our existing laboratory products. The gross profit percentage for the three month period ended March 31, 1998 increased to 38.7% from 36.8% for the comparable period last year as a result of increased sales even though factory overhead increased.

General and administrative expenses of $233,600 for the three month period ended March 31, 1998 increased $55,900 (31.5%) from $177,700 for the comparable period last year mainly as a result of expenses related to the pursuit of external business opportunities.

Selling expenses of $38,200 for the three month period ended March 31, 1998 increased $11,200 (41.5%) from $27,000 for the comparable period last year as a result of increased expenses under a promotional program for our existing laboratory products, and also as a result of marketing expenses for our new products.

Research and development expenses for the three month period ended March 31, 1998 were $28,500 compared to $76,800 in the comparable period last year.
The decrease of $48,300 (62.9%) was due to lower material expenditures because the two new products previously reported (TurboMix attachment and Roto-Shake Genie) went into production during the quarter.

Income before income taxes for the three month period ended March 31, 1998 was $65,800 compared to a loss before income tax credit for the three month period ended March 31, 1997 of $42,900. The increase in income was mostly due to higher sales.

The Nine Months Ended March 31, 1998 Compared With Nine Months Ended March 31, 1997.

Net sales increased $434,400 (20.2%) for the nine month period ended March 31, 1998 compared with the nine month period ended March 31, 1997 as a result of increased demand for existing laboratory products. The gross profit percentage for the nine month period ended March 31, 1998 of 39.4% increased from the gross profit of 38.2% for the nine month period ended March 31, 1997 due to increased sales even though factory overhead was higher.

                        SCIENTIFIC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS



General administrative expenses of $639,500 for the three month period ended March 31, 1998 increased $104,500 (19.5%) from $535,000 for the comparable period last year mostly as a result of expenses related to the pursuit of external business opportunities.

Selling expenses increased $44,200 (57.5%)to $121,100 for the nine month period ended March 31, 1998 compared with $76,900 for the same period last year as a result of increased expenses under a promotional program for our existing laboratory products, and also as a result of marketing expenses for our new products.

Research and development expenses for the nine month period ended March 31, 1998 were $126,300 compared to $161,100 in the comparable period last year. The decrease of $34,800 (21.6%) was due to lower material expenditures because the two new products previously reported (TurboMix attachment and Roto-Shake Genie) went into production during the third quarter.

Income before income taxes for the nine month period ended March 31, 1998 of $162,500 increased $88,900 (120.8%) compared with $73,600 for the nine month period ended March 31, 1997. The increase in income was mainly due to higher sales.

                        SCIENTIFIC INDUSTRIES, INC.


                                FORM 10-QSB


                    For the Quarter Ended March 31, 1998










PART II -- OTHER INFORMATION




Item 1. Legal Proceedings         NONE

Item 2. through 5.                NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                        NONE

(b) Reports on Form 8-K:

    No Current Reports on Form 8-K were filed during the period covered by this report.

                                 SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                     Scientific Industries, Inc.
                                     Registrant


                                     /s/Lowell A. Kleiman
                                     --------------------
                                     Lowell A. Kleiman
                                     President and Treasurer
                                     (Chief Executive and Financial Officer)


                                     /s/Helena R. Santos
                                     -------------------
                                     Helena R. Santos
                                     Vice President, Controller and Assistant
                                      Treasurer
                                     (Principal Accounting Officer)


Date:  May 13, 1998
-------------------