Form 10KSB
period 1998-06-30
SCIENTIFIC INDUSTRIES INC
filed 1998-09-25
CIK 87802

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB
(Mark One)

  ( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended June 30, 1998
                                     -------------
  (   )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
           For the transition period from             to

  Commission File Number:  0-6658

                         SCIENTIFIC INDUSTRIES, INC.
                         ---------------------------
              (Name of small business issuer in its charter)

       DELAWARE                                        04-2217279
       --------                                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                        Identification No.)

70 ORVILLE DRIVE, AIRPORT INTERNATIONAL
PLAZA, BOHEMIA, NEW YORK                                     11716
---------------------------------------                      -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (516) 567-4700
                           --------------
Securities registered under Section 12(b) of the Exchange Act:

  Title of each class        Name of each exchange on which registered
         None                                     None

Securities registered under Section 12(g) of the Exchange Act:

                  COMMON STOCK, PAR VALUE $.05 PER SHARE
                  --------------------------------------
                             (Title of Class)
                                   -
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year:  $3,414,700
                                                    ----------
The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 28, 1998 is $1,747,594.

The number of shares outstanding of the issuer's common stock, par value $.05 per share as of August 28, 1998 is 834,572 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

PART III:

1) The Company's Proxy Statement for the 1998 Annual Meeting which will be filed with the Commission within 30 days.


                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

  General. Scientific Industries, Inc., (the "Company"), a Delaware corporation, formed in 1954 is engaged in manufacturing and marketing laboratory equipment consisting primarily of vortex mixers (devices used to mix the contents of test tubes, beakers and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds) and miscellaneous laboratory apparatus, including timers, rotators and pumps.

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

  New Products. The Company introduced two new products during fiscal year 1997. The first product is a new attachment to the existing Vortex-Genie 2 (registered trademark) mixer referred to as the TurboMix( trademark) attachment. The second product is a new multi-purpose rotator/rocker referred to as the Roto-Shake Genie (trademark). The Company purchased in fiscal year 1996 the technology and licensing rights to both new products from inventors unaffiliated with the Company. The Company is obligated to pay roaylties under these license agreements. The new products were then developed by the Company using such acquired technology by the Company's Research and Development department, which was established in fiscal year 1996. Both new products are marketed through the Company's network of domestic and foreign dealers. Future sales from these new products are difficult to estimate due to the size and complexity of the distribution system in the Company's industry.

  The Company had also previously announced in fiscal year 1996 the purchase of licensing rights of thermo-electrically cooled centrifuge products. Based upon the research and development on this project, thus far, it was determined that additional engineering and modification is still required to the technology acquired in order to make such centrifuge products marketable. Due to the small size of the Company's Research and Development department, the Company decided to currently focus on projects which have shorter development time and more readily realized profit potential. The majority of such projects are new attachments for the Company's existing products.

  Raw Materials. The Company currently manufactures its products from readily available components supplied by various independent contractors.

  Patents, Trademarks, Licenses and Franchises. The Company does not have broad patent protection for its existing products and does not consider the absence of such patent protection to be material. However, the Company does have a U.S. Patent on a design feature of its Vortex-Genie 2(registered trademark) mixer which, in the Company's opinion, provides the Company with a certain degree of commercial advantage when compared to competitive mixers. This patent expires on November 2, 2005. In addition, the Company acquired a new patent during fiscal year 1997 for one of its new products, the TurboMix(trademark), which is an attachment to the existing Vortex-Genie 2(registered trademark) mixer. The TurboMix(trademark) patent expires on September, 2015.

  The Company has acquired the rights in the laboratory equipment market to U.S. Patents issued in July 1995, September 1996, and March 1998 on thermo-electrically cooled centrifuges.

  Seasonality. The Company does not consider its business to be seasonal.

  Largest Customers.  Two of the Company's customers, Fisher
Scientific Company ("Fisher") and VWR Scientific Products ("VWR"), both of which are distributors, accounted for approximately aggregate 32% and 26% respectively, of the Company's net sales for the fiscal year ended June 30, 1998. The Company sells a variety of laboratory products, primarily vortex mixers, to Fisher and VWR. The Company has a long-standing relationship with these customers. The loss of any of these customers would have a material adverse effect upon the business of the Company.

  Backlog. The Company's backlog is not significant because the Company's current line of products are standard catalog items. The typical lead time is approximately two weeks, and backlog is kept to no more than thirty days.

  Competition. In the general area of laboratory equipment, the Company's major competitors are Thermolyne Corporation, a subsidiary of Sybron Corporation, Baxter Dade and Baxter Scientific Products, both of which are divisions of Baxter Healthcare Corporation Yamato, Inc., a Japanese corporation, and IKA, a German corporation. The Company dominates the vortex mixers market in the U.S., and has a small share of the market for manufacturing and distributing the other laboratory equipment products it currently sells. Most of the Company's competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon quality, technical specifications and price.

  Research and Development. The Company incurred research and development expenses of $174,700 during the fiscal year ended June 30, 1998 compared to $206,700 during the fiscal year ended June 30, 1997, in connection with the development of new products.

  Environmental Protection. The Company's manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed federal and state regulations designed to protect the environment, to establish occupational safety and health standards and to cover other matters. The Company believes that its operations are in compliance with such existing regulations.

  Employees. At the end of fiscal year ending June 30, 1998, the number of total persons employed by the Company was 22, of which 20 were employed by the Company on a full-time basis. On September 1, 1998, the Company employed 20 full-time persons and two part-time persons. None of the Company's employees are represented by any unions.


ITEM 2.  DESCRIPTION OF PROPERTY.

  As of September 1, 1998, the Company's offices and manufacturing facilities consisted of the following:

                                    Square      Lease         Annual
                        Use of      Feet        Expiration    Rental
Location of Space       Space       (Approx.)   Date          Payments(*)
-----------------      -------      ---------   ----------    ----------
70 Orville Drive       Executive      25,000    December 31,  $193,500
Airport International  Offices/                 1999
 Plaza                 Manufacturing
Bohemia, NY 11716

(*)  Reflects future minimum rental payments for fiscal year 1999.

  See Notes to the Financial Statements for information about the Company's lease obligations.

ITEM 3.     LEGAL PROCEEDINGS.

  There are no legal proceedings pending against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1998.

                                 PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
   MATTERS.

    (a) The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for the fiscal years ended June 30, 1998 and 1997, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


     For Fiscal Quarter Ended:             Low Bid           High Bid
     -------------------------             -------           --------
            09/30/96                        1 1/16             1 1/16
            12/31/96                        1 1/16             1 1/16
            03/31/97                        1 1/16              1 1/8
            06/30/97                        1 1/16              1 1/4
            09/30/97                         1 1/4             1 7/16
            12/31/97                        1 7/16              2 1/8
            03/31/98                        1 9/16              1 7/8
            06/30/98                         1 5/8              1 7/8

     (b) There were, as of August 28, 1998, 944 record holders of the Company's Common Stock.

     (c)    The Company paid no dividends during the last two fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Results of Operations.   Net sales for the fiscal year ended June
30, 1998 ("fiscal 1998") increased $337,600 to $3,414,700 from $3,077,100 for the fiscal year ended June 30, 1997 ("fiscal 1997"). The 11.0% increase in net sales was due primarily to increased demand for the Company's existing laboratory products.

  General and administrative expenses for fiscal 1998 of $834,600 increased $110,600 (15.3%) from $724,000 in fiscal 1997. The increase was primarily due to expenses related to the pursuit of external business opportunities, and legal fees.

  Research and development expenses for fiscal 1998 of $174,700 decreased $32,000 (15.5%) from $206,700. The decrease is due to material expenditures incurred in fiscal 1997 for the development of the centrifuge products discussed in the "New Products" section of Part I,
Item 1. The amount of research and development expenses incurred in fiscal 1998 is still considered a significant portion of the Company's operational income. As we have previously reported, the Company intends to continue investing in research and development activities in the near future at approximately the same rate as that of fiscal 1998.

  Liquidity and Capital Resources.   The Company's working capital
for fiscal 1998, increased $175,900 to $1,600,700 as compared to $1,424,800 for fiscal 1997, primarily due to increased income from operations. Management believes that cash requirements for operations will continue to be met by cash flows from operations.

  The Company also has available a secured bank line of credit of $200,000 with North Fork Bank. The credit line expires on November 30, 1998 and carries interest at prime plus 1%. The Company could utilize the proceeds of these amounts for working capital needs. The Company has not utilized this credit line.

  Capital Expenditures and Inflation.  During fiscal 1998, the
Company did not incur any material capital expenditures. The Company does not expect to incur in the normal course of business any material capital expenditures during fiscal year 1999. It is anticipated, as in past fiscal years, that the funds for such expenditures, if any, will be funded from the Company's operations or available working capital.

  Due to the demand for medical cost containment, management believes that inflation will have a more material effect on the Company's existing products than has been the case in past fiscal years. Although the Company's laboratory products are not considered medical equipment, they are used in laboratories in medically-related areas. Therefore, the existing products will be sensitive to inflationary pressures since it will be difficult to fully pass on cost increases.

  Year 2000. The Year 2000, ("Y2K"), issue has arisen because for many years some computer software programs and systems have utilized only two digits to specify the year. As a result they may not be able to recognize and process dates beyond 1999, which may cause these programs to malfunction or not be able to accurately process information. The Company's accounting information is processed using computer software programs and systems which are susceptible to the Y2K issue. As of June 30, 1998, the majority of the Company's software programs have the ability to process information with dates beyond 1999. The remaining programs and systems will become compliant by the end of calendar year 1998. The costs related to the Y2K issue are not material to the Company. It is difficult to predict what the impact will be to the Company if the Company's suppliers and customers are not able to comply with Y2K requirements. The Company will communicate with its suppliers and customers in the near future to identify potential problems relating to Y2K.

ITEM 7.     FINANCIAL STATEMENTS.

  The Financial Statements required by this item are attached hereto on pages F1-F17.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information with respect to security ownership of certain beneficial owners and management will be set forth under the headings "Election of Directors" and "Principal Stockholders" in the Company's definitive proxy statement which will be filed with the Commission within thirty days and is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information with respect to certain relationships and related transactions will be set forth under the headings "Election of Directors", "Executive Compensation" in the Company's definitive proxy statement which will be filed with the Commission within thirty days and is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    The exhibits to this report are listed in the Exhibit Index at the end of this report.


(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of the period covered by this report with the Securities and Exchange Commission.





                                SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 SCIENTIFIC INDUSTRIES, INC.
                 (Registrant)

                 /s/
                 -----------------------------------------
                 Lowell A. Kleiman
                 President and Treasurer
                 Principal Executive and Financial Officer

                 /s/
                 ----------------------------------------
                 Helena R. Santos
                 Vice President, Controller and Assistant
                  Treasurer
                 Principal Accounting Officer



Date:  September 25, 1998

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                    Title                             Date
     ----                    -----                             ----
/s/
-----------------        President, Treasurer and        September 25, 1998
Lowell A. Kleiman         Director (Principal Executive
                           and Financial Officer)

/s/
----------------         Director                        September 25, 1998
Arthur M. Borden

/s/
-------------------      Director                        September 25, 1998
Joseph I. Kesselman

/s/
----------------         Director                        September 25, 1998
Roger B. Knowles

/s/
------------------       Director                        September 25, 1998
James S. Segasture


                              EXHIBIT INDEX


 Exhibit Number             Description
 --------------             -----------
  3              Articles of Incorporation and By-Laws:

  3(a)           Certificate of Incorporation of the Company as amended.
                 (Filed as Exhibit 1(a-1) to the Company's General Form for Registration of Securities on Form 10 dated February 14, 1973 and incorporated by reference thereto.)

  3(b) Certificate of Amendment of the Company's Certificate of Incorporation, as filed on January 28, 1985. (Filed as
                 Exhibit 3(a) to the Company's annual report on Form 10-
                 K for the fiscal year ended June 30, 1985 and incorporated by reference thereto.)

  3(c)           By-Laws of the Company, as amended.  (Filed as Exhibit 3
                 (b) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1985 and incorporated by reference thereto).

  10             Material Contracts

                 Amendment to employment contract between the Company and Lowell A. Kleiman. (Filed as Exhibit 10 to the Company's annual report on Form 10-KSB for the year ended June 30, 1997 and incorporated by reference thereto).

  21             Subsidiaries of the Registrant

                 Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned subsidiary of the Company, and does business under the name "Scientific Packaging Industries".

  27             Financial Data Schedule




             Report of Independent Certified Public Accountants
             --------------------------------------------------


Board of Directors and Shareholders
Scientific Industries, Inc. and subsidiary
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiary as of June 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   /s/
                                   -----------------------------------------
                                   Nussbaum, Yates & Wolpow, P.C.

August 28, 1998











               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1998 AND 1997

                                ASSETS
                                ------
                                                    1998           1997
                                                    ----           ----

Current assets:
 Cash and cash equivalents                         $  165,900     $  146,600
 Investment securities                              1,035,600        898,300
 Trade accounts receivable, less allowance for
  doubtful accounts of $7,400 in 1998 and 1997        269,300        281,500
 Inventories                                          341,000        330,000
 Prepaid expenses and other current assets             59,400         82,500
 Deferred income taxes                                 21,200         35,000
                                                   ----------     ----------
                    Total current assets            1,892,400      1,773,900
                                                   ----------     ----------
Property and equipment, net                           150,800        143,200
                                                   ----------     ----------
Other assets and deferred charges:
 Intangible assets, less accumulated
  amortization of $38,300 and $21,500
   in 1998 and 1997                                    55,200         52,900
 Deferred income taxes                                 22,700         16,100
 Other                                                135,600        123,900
                                                   ----------     ----------
                                                      213,500        192,900
                                                   ----------     ----------
                                                   $2,256,700     $2,110,000
                                                   ==========     ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
 Accounts payable                                  $  108,600     $   82,800
 Accrued expenses                                     167,900        262,500
 Customer advances                                     15,200          3,800
                                                   ----------     ----------
                    Total current liabilities         291,700        349,100
                                                  -----------     ----------
Deferred compensation                                  87,800         77,900
                                                  -----------     ----------
Commitments and contingencies

Shareholders' equity:
 Common stock, $.05 par value; authorized
  7,000,000 shares; issued 854,374 shares
   in 1998 and 846,041 shares in 1997                  42,700         42,300
 Additional paid-in capital                           852,500        842,300
 Unrealized holding gain on investment securities       3,400            300
 Retained earnings                                  1,031,000        850,500
                                                  -----------     ----------
                                                    1,929,600      1,735,400
 Less common stock held in treasury, at cost,
  19,802 shares                                        52,400         52,400
                                                  -----------     ----------
                                                    1,877,200      1,683,000
                                                  -----------     ----------
                                                  $ 2,256,700     $2,110,000
                                                  ===========     ==========
          See notes to consolidated financial statements.


               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED JUNE 30, 1998 AND 1997

                                                  1998           1997
                                                  ----           ----

Net sales                                     $3,414,700     $3,077,100

Cost of sales                                  2,098,200      1,865,900
                                              ----------     ----------
Gross profit                                   1,316,500      1,211,200
                                              ----------     ----------
Operating expenses:
 General and administrative                      834,600        724,000
 Selling                                         139,200        131,300
 Research and development                        174,700        206,700
                                              ----------     ----------
                                               1,148,500      1,062,000
                                              ----------     ----------
Income from operations                           168,000        149,200

Interest and other income                         42,200         30,300
                                              ----------     ----------
Income before income taxes                       210,200        179,500
                                              ----------     ----------
Income taxes:
 Current                                          22,500         58,300
 Deferred                                          7,200     (   14,500)
                                              ----------     ----------
                                                  29,700         43,800
                                              ----------     ----------
Net income                                    $  180,500     $  135,700
                                              ==========     ==========
Net income per common share - basic           $      .22     $      .16
                                              ==========     ==========
Net income per common share - diluted         $      .18     $      .14
                                              ==========     ==========

               See notes to consolidated financial statements


               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED JUNE 30, 1998 AND 1997

                                                     Unrealized
                                                     Holding Gain                              Total
                                         Additional  (Loss) on                                 Share-
                         Common Stock    Paid-in     Investment   Retained    Treasury Stock   holders'
                       Shares    Amount  Capital     Securities   Earnings    Shares  Amount   Equity
                       ----------------  ----------  ----------   ----------  --------------   ----------
Balance, July 1, 1996  846,041  $42,300  $842,300    ($1,400)     $  714,800  19,802  $52,400  $1,545,600

Unrealized holding gain on
 investment securities    -        -         -         1,700           -         -        -         1,700

Net income                -        -         -           -           135,700     -        -       135,700
                       -------  -------  --------    --------     ----------  ------- -------  ----------
Balance, June 30, 1997 846,041   42,300   842,300        300         850,500  19,802   52,400   1,683,000

Unrealized holding gain on
 investment securities    -         -         -        3,100           -         -        -         3,100

Exercise of stock
 options                 8,333      400    10,200        -             -         -        -        10,600

Net income                -         -         -          -          180,500      -        -       180,500
                       -------  -------  --------    --------     ---------   ------- -------  ----------
Balance, June 30, 1998 854,374  $42,700  $852,500     $3,400     $1,031,000   19,802  $52,400  $1,877,200
                       =======  =======  ========    ========    ==========   ======= =======  ==========

                       See notes to consolidated financial statements


                  SCIENTIFIC INDUSTRIES INC. & SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998 AND 1997

                                                      1998         1997
                                                      ----         ----
Operating activities:
 Net income                                        $ 180,500    $ 135,700
                                                   ---------    ---------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Loss on disposition of fixed assets                 -            5,400
   Loss on sale of investments                           300         -
   Depreciation and amortization                      77,800       69,400
   Deferred income taxes                               7,200   (   14,500)
   Changes in assets and liabilities:
    Accounts receivable                               12,200   (   97,100)
    Inventories                                   (   11,000)  (   35,400)
    Prepaid expenses and other current assets         23,100       33,800
    Other assets                                  (   11,700)  (   21,000)
    Accounts payable                                  25,800       38,300
    Accrued expenses                              (   94,600)      82,200
    Customer advances                                 11,400   (      500)
    Deferred compensation                              9,900       13,200
                                                  ----------   ----------
        Total adjustments                             50,400       73,800
                                                  ----------   ----------
        Net cash provided by operating activities    230,900      209,500
                                                  ----------   ----------
Investing activities:
 Purchase of investment securities,
  held to maturity                                (1,650,700) (1,444,500)
 Redemption of investments principally
  held to maturity                                 1,504,400   1,286,700
 Capital expenditures                             (   56,900) (   70,900)
 Purchase of intangible assets                    (   19,000) (    4,100)
                                                  ----------  ----------
        Net cash used in investing activities     (  222,200) (  232,800)
                                                  ----------  ----------
Financing activities,
 issuance of common stock for options exercised       10,600        -
                                                  ----------  ----------
Net increase (decrease) in cash and
 cash equivalents                                     19,300  (   23,300)

Cash and cash equivalents, beginning of year         146,600     169,900
                                                  ----------  ----------
Cash and cash equivalents, end of year            $  165,900  $  146,600
                                                  ==========  ==========

Supplemental disclosures of cash flow information:
 Cash paid for income taxes                       $   89,600  $      400
                                                  ==========  ==========

             See notes to consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED JUNE 30, 1998 AND 1997

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

     Investment Securities

     Securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. All held-to-maturity securities mature within one year. Securities available for sale are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity. Realized gains or losses are determined based on the specific identification method.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation of computer equipment, machinery and equipment and furniture and fixtures is provided for primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized by the straight-line method over the term of the related lease or the estimated useful lives of the assets, whichever is shorter. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the useful life or to the undepreciated balance is warranted.


     Intangible Assets

     Intangible assets consist of licensing agreements, patents and trademarks which are stated at cost. Amortization is provided for by the straight-line method over five years.

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

     Earnings Per Share

     For the year ended June 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic EPS excludes common stock equivalents and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options were exercised. EPS data for the year ended June 30, 1997 has been restated to conform to the SFAS
No. 128 requirement.

     Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." Adoption of this pronouncement is required for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 for fiscal year ended June 30, 1999. Adoption of this pronouncement will have no effect on operations of the Company.

2.   Line of Business and Concentration of Credit Risk

               The Company is engaged in the manufacturing and marketing of scientific equipment for hospital and industrial laboratories and other health-care related entities. The Company does not obtain collateral for its accounts receivable.

     Certain information relating to the Company's export sales and principal customers are as follows:


                                                      1998         1997
                                                      ----         ----
 Export sales (net) (principally Europe and Asia)  $1,137,100  $1,000,300

 Customers in excess of 10% of net sales:
  Largest in 1998 and 1997                          1,079,700     920,300
  Next largest in 1998 and 1997                       896,700     720,500



3.        Investment Securities

               Details as to investment securities are as follows:


                                   Gross Cost or                Unrealized
                                   Amortized        Fair        Holding
At June 30, 1998:                  Cost             Value       Gain (Loss)
-----------------                  -------------    -----       -----------
Available for sale
 Equity securities                 $   16,100       $  19,500   $  3,400

Held-to-maturity:
 State and municipal               $1,016,100      $1,016,200   $    100

At June 30, 1997:
-----------------
Available for sale:
 Equity securities                 $   29,000      $   29,300   $    300

Held-to-maturity:
 State and municipal               $  869,000      $  868,900  ($    100)


4.   Inventories

                                                 1998           1997
                                                 ----           ----
     Raw materials                             $309,300       $305,500
     Work-in-process                              8,900          2,400
     Finished goods                              22,800         22,100
                                               --------       --------
                                               $341,000       $330,000



5.        Property and Equipment, Net


                                      Useful Lives
                                      (Years)         1998        1997
                                      ------------   ------      ------
Computer equipment                        4 - 5     $138,200    $99,200
Machinery and equipment                   3 - 7       77,400     63,500
Furniture and fixtures                    4 - 10      37,100     47,900
Leasehold improvements                    3 - 8       30,900     30,900
                                                    --------    -------
                                                     283,600    241,500

Less accumulated depreciation and
 amortization                                        132,800     98,300
                                                    --------    -------
                                                    $150,800   $143,200

6.   Intangible Assets

     On July 10, 1995, the Company entered into an agreement to license the rights to certain laboratory equipment developed and manufactured by another company. The carrying value of the license, including related costs, net of accumulated amortization amounted to $32,500 and $45,500 at June 30, 1998 and 1997. The agreement provides that the Company may elect to engage the sellers to perform certain consulting services for an agreed-upon fee. Fifty percent of all consulting fees paid to the seller constitute prepayment against any royalties payable to the seller. Prepaid royalties under this agreement at June 30, 1998 and 1997 are $14,500. As of June
30, 1998 and 1997, no royalties have been earned.

7.   Bank Line of Credit

The Company has a $200,000 secured bank line of credit collateralized by all the assets of the Company. The credit line expires on November 30, 1998 and bears interest at prime plus 1%. The Company did not utilize this credit line. To support the line of credit available, the Company is to maintain 20% in average monthly balances.

8.   Employee Benefit Plan

     Effective April 1, 1994, the Company established a 401(k) profit sharing plan for all eligible employees as defined in the plan.

     The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of his compensation. The Company also has the option to make an additional profit sharing contribution to the plan. Employer matching contributions to the plan amounted to $14,100 in 1998 and $13,400 in 1997.


9.   Commitments and Contingencies

     Leases

     The Company is obligated through December 1999 under a noncancelable operating lease for its premises, which requires minimum annual rentals and certain other expenses, including real estate taxes and insurance.
The Company has a five-year renewal option. Rental expense under the above lease amounted to approximately:


                                                 1998           1997
                                                 ----           ----
Minimum rent expense                           $163,100       $163,100
Other charges                                     5,800          8,800
                                               --------       --------
                                               $168,900       $171,900

     As of June 30, 1998, the Company's approximate future minimum rental payments are as follows:


               Fiscal Years
               -----------
                   1999                     $193,500
                   2000                       99,000


     In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $163,100. Accrued rent, payable in future years, amounted to $47,800 and $69,500 at June 30, 1998 and 1997.

     The Company is obligated under non-cancelable operating leases for two vehicles expiring through April 2001. The approximate future minimum lease payments at June 30, 1998 are as follows:

                Fiscal Years
                ------------
                    1999                      $13,000
                    2000                        7,800
                    2001                        5,900


     Employment Contract

     On August 14, 1997, the Company amended and extended an employment contract with its President through June 2000. The contract provides for an annual salary of $160,000 and for the payment of a bonus for fiscal 1998 if certain gross profit levels, as defined, were met. A bonus was not provided for in the 1998 financial statements since the levels were not met. The contract also granted the President a five-year option to purchase 10,000 shares of common stock at $1.50 per share. An additional agreement with the President provides that, in the event of termination of his employment within three years after a change of control of the Company, as defined, the Company would be liable for a maximum of three years' salary plus certain benefits.

     The employment contract also provides that, at his option, a portion of the compensation may be deferred to future years. The deferred amounts are to be placed in a separate investment account and all earnings or losses will be for his benefit. As of June 30, 1998 and 1997, $87,800 and $77,900 was segregated into such an account and is included in other assets. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments commencing after the termination of employment. In the event of a change in control of the Company, the entire balance is immediately payable.

10.  Income Taxes

     Income taxes for 1998 and 1997 were different from the amounts computed by applying the federal income tax rate to the income before income taxes due to the following:

                                           1998               1997
                                      ---------------   ---------------
                                                 % of              % of
                                               Pretax            Pretax
                                      Amount   Income   Amount   Income
                                      ------   ------   ------   ------

Computed "expected" income tax       $71,500    34.0%  $61,000    34.0%
State income taxes, net of federal
 income tax effect                     6,400     3.0     6,700     3.7
Differences due to graduated
 tax rates                         (  11,300)  ( 5.4) (  7,800)  ( 4.3)
Non-taxable interest income        (  11,900)  ( 5.7) ( 10,200)  ( 5.7)
Research and development credits   (  10,700)  ( 5.1)     -         -
Other                              (  14,300)  ( 6.8) (  5,900)  ( 3.3)
                                   ---------   -----  --------   -----
Actual income taxes                  $29,700    14.0%  $43,800    24.4%

Deferred tax assets and liabilities consist of the following:

                                        1998            1997
                                        ----            ----
Deferred tax assets:
 Deferred compensation                $25,400         $21,800
 Rent accrual                          13,900          19,500
 Amortization of patents                8,000           4,900
 Other                                  7,400          15,500
                                      -------         -------
                                      $54,700         $61,700

Deferred tax liabilities:
 Depreciation of property
  and equipment                       $10,800         $10,600

11.  Stock Options

     In February 1992, the Company established a Stock Option Plan which provides for thegrant of options to purchase up to 300,000 shares of common stock through February 2002. The plan provides for the granting of incentive stock options and non-incentive stock options. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares on the date of the grant. Non-incentive stock options shall be granted at an exercise price not less than 85% of the fair market value on the date of grant. The plan also provides that each non-employee member of the Board of Directors shall be granted, annually commencing in March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of stock at the fair market value on the date of grant and commencing annually in December 1997, for as long as a director, a ten-year option to purchase 4,000 shares of stock at the fair market value on the date of grant. These outstanding options expire at various dates through June 2008. There are 50,667 shares of common stock reserved and available for future grants at June 30, 1998 under the plan.

     The Company has elected to continue to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. Pro forma information regarding net income and earnings per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 1998 and 1997, respectively:

                                           1998           1997
                                           ----           ----

Expected life (in years)                     9             10
Risk-free interest rate                    5.85%         6.83%
Expected volatility                       21.80%        15.49%
Dividend yield                             0.0%          0.0%

Under the Black-Scholes model, the total value of stock options granted in 1998 and 1997 was $63,700 and $4,100, respectively, which would be amortized ratably on a pro forma basis over the vesting periods, which range from three to ten years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net income would have been $173,600 in 1998 and $132,300 in 1997. The Company's pro forma earnings per share would have been $.21 in 1998
($.18 diluted) and $.16 in 1997 ($.14 diluted). The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Option activity under the above stock option plans is summarized as follows:

                                      Fiscal 1998             Fiscal 1997
                                      Weighted                Weighted
                                      Average                 Average
                                      Exercise                Exercise
                        Shares        Price        Shares     Price
                        ------        -----------  ------     -----------
Shares under option:
 Outstanding at
  beginning of year    216,000           $  .81    203,000      $  .76
 Granted                57,000             1.88     13,000        1.48
 Expired             (   5,000)             .38       -            -
 Forfeited           (  18,667)            1.29       -            -
 Exercised           (   8,333)            1.28       -            -
                     ---------           ------    -------      ------
 Outstanding at
  end of year          241,000           $ 1.02    216,000      $  .81

 Options exercisable
  at year end          186,000           $  .81    180,333      $  .70

 Weighted average fair
  value per share of
  options granted during
  fiscal 1998 and 1997                   $ 1.12                 $ 1.00


     The following table summarizes information about the options outstanding at June 30, 1998:

                   Options Outstanding                  Options Exercisable
            -----------------------------------        ----------------------
                         Weighted-
                         Average      Weighted-                     Weighted-
Range of                 Remaining    Average                       Average
Exercise    Number       Contractual  Exercise         Number       Exercise
Prices      Outstanding  Life (Years) Price            Outstanding  Price
--------    -----------  ------------ ---------        -----------  ---------
$.35-.9375    129,000        4.16       $ .46            129,000     $ .46
$1.2813-2.00  112,000        7.54       $1.65             57,00 0    $1.60

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


12.  Net Income Per Common Share

     Net income per common share data was computed as follows:


                                            1998           1997
                                            ----           ----

Net income                                $180,500       $135,700
                                          ========       ========
Weighted average common shares
 outstanding                               826,586        826,239

Effect of dilutive securities,
 stock options                             151,961        128,753
                                          --------       --------
Weighted average dilutive common
 shares outstanding                        978,547        954,992
                                          ========       ========
Net income per common share - basic       $    .22       $    .16

Net income per common share - diluted     $    .18       $    .14

Unexercised employee stock options to purchase 10,000 shares of common stock as of June 30, 1997 were not included in the 1997 computation of diluted EPS because the option's exercise price of $1.75 was greater than the average market price of the company's stock. The options, which expire September 1, 1998, were still outstanding at June 30, 1998.


13.  Fair Value of Financial Instruments

     The financial statements include various estimated fair value information as of June 30, 1998 and 1997, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of
Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     The carrying value of cash and cash equivalents and short-term investment securities approximates fair market value because of the short maturity of those instruments.

     The following table provides summary information on the fair value of significant financial instruments included in the financial statements:


                                     1998                     1997
                            ---------------------     ---------------------
                                        Estimated                 Estimated
                            Carrying    Fair          Carrying    Fair
                            Amount      Value         Amount      Value
                            --------    ---------     --------    ---------
Assets:
 Cash and cash equivalents  $ 165,900   $ 165,900    $ 146,600    $ 146,600

 Investment securities
  (Note 3)                  1,035,600   1,035,700      898,300      898,200