Form 10QSB
period 1998-09-30
SCIENTIFIC INDUSTRIES INC
filed 1998-11-12
CIK 87802

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB



(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For quarterly period ended      SEPTEMBER 30, 1998


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

State the number of shares outstanding of each of the issuer's classes of common
equity, as  of the latest practicable date:        834,572











                SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY



                               FORM 10-QSB



The following information of the registrant and its subsidiary are submitted herewith:



PART I -- Financial Information:

     Condensed Consolidated Balance Sheet - September 30, 1998             1

     Condensed Consolidated Statements of Income - Three Months
        Ended September 30, 1998 and 1997                                  2

     Condensed Consolidated Statements of Cash Flows - Three
        Months Ended September 30, 1998 and 1997                           3

     Notes to Condensed Consolidated Financial Statements                  4-5

     Management's Discussion and Analysis                                  5-6


PART II -- Other Information:

     Items 1 through 6                                                     7

     Signatures                                                            8






















                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                       PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                   ASSETS
                                                          September 30, 1998

Current Assets:
  Cash and cash equivalents                                 $  171,400
  Investment securities                                        944,700
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                                321,900
  Inventories (Note 2)                                         431,200
  Prepaid expenses, taxes and other current assets              53,600
  Deferred income taxes                                         21,200
                                                            ----------
   Total current assets                                      1,944,000
                                                            ----------
Investment securities                                           44,400
                                                            ----------
Property and equipment at cost, less accumulated
  depreciation of $147,600                                     144,000
                                                            ----------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $43,000                                                   50,500
  Deferred income taxes                                         22,700
  Other                                                        135,600
                                                            ----------
                                                               208,800
                                                            ----------
                                                            $2,341,200
                                                            ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                          $  157,600
  Accrued expenses                                             153,800
  Customer advances                                             15,500
                                                            ----------
   Total current liabilities                                   326,900
                                                            ----------
Deferred compensation                                           87,800
                                                            ----------
Shareholders' equity:
  Common stock $.05 par value                                   42,700
  Additional paid-in capital                                   852,500
  Unrealized holding gain on investment securities               1,700
  Retained earnings                                          1,082,000
                                                            ----------
                                                             1,978,900
  Less common stock held in treasury, at cost                   52,400
                                                            ----------
                                                             1,926,500
                                                            ----------
                                                            $2,341,200
                                                            ==========





      See notes to condensed unaudited consolidated financial statements
                                     1


                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                   For the Three Month Periods Ended
                                September 30, 1998  September 30, 1997
                                ------------------  ------------------
Net sales                           $  917,600        $  724,400
Cost of sales                          567,100           425,800
                                    ----------        ----------
Gross profit                           350,500           298,600
                                    ----------        ----------
Operating expenses:
  General and administrative           198,500           183,500
  Selling                               23,700            29,300
  Research and development              67,900            61,600
                                    ----------        ----------
                                       290,100           274,400
                                    ----------        ----------
Income from operations                  60,400            24,200

Interest and other income               10,400             9,500
                                    ----------        ----------
Income before income taxes              70,800            33,700

Income taxes                            19,800             8,200
                                    ----------        ----------
Net income                          $   51,000        $   25,500
                                    ==========        ==========
Net income per common share-basic
 (Note 3)                           $    .06             $   .03

Net income per common share-diluted
 (Note 3)                           $    .05             $   .03






     See notes to condensed unaudited consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                        For the Three Month Periods Ended
                                     September 30, 1998  September 30, 1997
                                     ------------------  ------------------
Operating activities:
  Net Income                              $   51,000        $    25,500
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
    activities:
     Depreciation and amortization            22,500             18,400
     Change in assets and liabilities:
      Accounts receivable                    (52,600)            24,700
      Inventories                            (90,200)            (5,300)
      Prepaid expenses, taxes and other
          current assets                       5,800             23,600
      Accounts payable                        49,000             17,900
      Accrued expenses                       (14,100)           (72,100)
      Customer advances                          300                -
                                          ----------         ----------
            Total adjustments                (79,300)             7,300
                                          ----------         ----------
     Net cash provided by (used in)
               operating activities          (28,300)            32,700
                                          ----------         ----------
Investing activities:
  Purchase of investment securities,
    principally held to maturity            (473,300)          (375,600)
  Redemptions of investment securities,
    principally held to maturity             515,100            378,000
  Capital expenditures                        (8,000)            (5,500)
  Purchase of intangible assets                  -               (7,500)
                                          ----------         ----------
     Net cash provided by (used in)
             investing activities             33,800            (10,600)
                                          ----------         ----------
Net increase in cash and
 cash equivalents                              5,500             22,100

Cash and cash equivalents,
 beginning of year                           165,900            146,600
                                          ----------         ----------
Cash and cash equivalents, end of period  $  171,400         $  168,700
                                          ==========         ==========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                           $     2,500         $   59,300






     See notes to condensed unaudited consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    General: As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed an therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference should be made to the Annual Report to Stockholders for the year ended June 30, 1998 of Scientific Industries, Inc., the "Company."

               The statements as of and for the three months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.


1.  Significant accounting policies:

    Principles of consolidation:

    The accompanying condensed consolidated financial statements include the accounts of Scientific Industries, Inc. and Scientific Packaging Industries, Inc.(a 100% owned subsidiary). All intercompany items and transactions have been eliminated in consolidation.


2.  Inventories:

    Inventories for interim financial statement purposes are computed by costing sales made during the applicable periods. Management has estimated the components of inventory to be as follows:

                                                  September 30,
                                                       1998
                                                  -------------
    Raw Materials                                 $    411,300
    Work in process                                     10,000
    Finished Goods                                       9,900
                                                  -------------
                                                  $    431,200
                                                  =============
3.  Earnings Per Share:

    For the year ended June 30, 1998, the Company adopted Financial Accounting Standard No. 128, "Earning Per Share", which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic EPS excludes common stock equivalents and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options were exercised. EPS data for all periods have been restated to conform to SFAS No. 128 requirement.

    Net income per common share was computed as follows:

                                        For the Three Month Periods Ended
                               September 30, 1998        September 30, 1997

Net Income                           $   51,000             $    25,500
                                     ==========             ===========
Weighted average common shares
 outstanding                            834,572                 826,239
Effect of dilutive securities,
 stock options                          149,238                 138,623
                                     ----------             -----------
Weighted average dilutive common
 shares outstanding                     983,810                 964,862
                                     ==========             ===========
Net income per common share-basic    $      .06             $       .03

Net income per common share-diluted  $      .05             $       .03


4.  Comprehensive Income:

    The Company has adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which requires classification of items of other comprehensive income in a financial statement and a display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in "Shareholders' Equity." The Company did not report and display comprehensive income, because it does not have material items representing components of other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company had working capital of $1,617,100 at September 30, 1998 which approximated the Company's working capital of $1,600,700 at June 30, 1998. Management believes that the Company's working capital will be sufficient to meet the Company's operational requirements for at least one year.


Results of Operations

The Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997.

Net sales increased $193,200 (26.7%) for the three month period ended
September 30, 1998 compared with the three month period ended September 30, 1997 as a result of continued strong demand for our existing laboratory products and a temporary labor shortage for the quarter ended September 30, 1997 which resulted in lower sales for that quarter. The gross profit percentage for the three month period ended September 30, 1998 of 38.2% approximated the gross profit percentage for the fiscal year ended June 30, 1998 (38.6%), however it was lower than the gross profit of 41.2% for the three month period ended September 30, 1997. The decrease in the gross profit percentage for the quarter ended September 30, 1998 compared to the same quarter last year is mostly due to higher labor and labor-related costs included in factory overhead.


                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY



General and administrative expenses for the quarter ended September 30, 1998 of $198,500 increased $15,000 (8.2%) from $183,500 for the comparable quarter last year.
The increase was primarily due to expenses related to the pursuit of external business opportunities.

Research and development expenses for the three month period ended September 30, 1998 were $67,900 compared to $61,600 in the comparable period last year as a result of increased research and development activities.

Income before income taxes of $70,800 for the three month period ended September 30, 1998 increased $37,100 (110.1%) compared to $33,700 for the comparable quarter last year, primarily as a result of higher sales.













                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


                                FORM 10-QSB


                  For the Quarter Ended September 30, 1998










PART II -- OTHER INFORMATION



Item 1. Legal Proceedings         NONE

Item 2. through 5.                NONE

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:                 Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K:

        No current reports on Form 8-K were filed during the period covered by this report.













                                 SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                  Scientific Industries, Inc.
                                  ---------------------------
                                  Registrant


                                  /s/
                                  ---------------------------
                                  Lowell A. Kleiman
                                  President and Treasurer
                                  Principal Executive and Financial Officer

                                  /s/
                                  ---------------------------
                                  Helena R. Santos
                                  Vice President, Controller and
                                  Assistant Treasurer
                                  Principal Accounting Officer


Date:   November 12, 1998












