Form 10QSB/A
period 1998-09-30
SCIENTIFIC INDUSTRIES INC
filed 1999-01-13
CIK 87802

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



                               FORM 10-QSB
                             AMENDMENT NO. 1


The following information of the registrant and its subsidiary are submitted herewith:



PART I -- Financial Information:

Condensed Consolidated Balance Sheet - September 30, 1998       1

Condensed Consolidated Statements of Income - Three Months
 Ended September 30, 1998 and 1997                              2

Condensed Consolidated Statements of Cash Flows - Three
 Months Ended September 30, 1998 and 1997                       3

Notes to Condensed Consolidated Financial Statements          4-5

Management's Discussion and Analysis                          5-6

Year 2000 Compliance                                            6



PART II -- Other Information:

Items 1 through 6                                               7

Signatures                                                      8








                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                       PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                    ASSETS
                                             September 30, 1998
                                             ------------------
Current Assets:
  Cash and cash equivalents                         $  171,400
  Investment securities                                944,700
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                        321,900
  Inventories (Note 2)                                 431,200
  Prepaid expenses, taxes and other current assets      53,600
  Deferred income taxes                                 21,200
                                                     ---------
   Total current assets                              1,944,000
                                                     ---------
Investment securities                                   44,400

Property and equipment at cost, less accumulated
  depreciation of $147,600                             144,000
                                                     ---------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $43,000                                           50,500
  Deferred income taxes                                 22,700
  Other                                                135,600
                                                     ---------
                                                       208,800
                                                     ---------
                                                    $2,341,200
                                                    ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $  157,600
  Accrued expenses                                     153,800
  Customer advances                                     15,500
                                                    ----------
   Total current liabilities                           326,900
                                                    ----------
Deferred compensation                                   87,800
                                                    ----------
Shareholders' equity:
  Common stock $.05 par value                           42,700
  Additional paid-in capital                           852,500
  Unrealized holding gain on investment securities       1,700
  Retained earnings                                  1,082,000
                                                    ----------
                                                     1,978,900
  Less common stock held in treasury, at cost           52,400
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






     See notes to condensed unaudited consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                        For the Three Month Periods Ended
                                   September 30, 1998    September 30, 1997
                                   ------------------    ------------------
Operating activities:
  Net Income                              $   51,000           $   25,500
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
    activities:
     Depreciation and amortization            22,500               18,400
    Change in assets and liabilities:
         Accounts receivable                 (52,600)              24,700
         Inventories                         (90,200)              (5,300)
         Prepaid expenses, taxes and other
          current assets                       5,800               23,600
         Accounts payable                     49,000               17,900
         Accrued expenses                    (14,100)             (72,100)
        Customer advances                      300                   -
                                           ----------           ----------
            Total adjustments                (79,300)               7,300
                                           ----------           ----------
     Net cash provided by (used in)
               operating activities          (28,300)              32,700
                                           ----------           ----------
Investing activities:
  Purchase of investment securities,
    principally held to maturity            (473,300)            (375,600)

   Redemptions of investment securities,
    principally held to maturity             515,100              378,000
  Capital expenditures                        (8,000)              (5,500)
  Purchase of intangible assets                 -                  (7,500)
                                           ----------           ----------

     Net cash provided by (used in)
             investing activities             33,800              (10,600)
                                           ----------           ----------
Net increase in cash and
 cash equivalents                              5,500               22,100

Cash and cash equivalents, beginning of
 year                                        165,900              146,600
                                           ----------           ----------
Cash and cash equivalents, end of period  $  171,400           $  168,700
                                          ===========          ===========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                           $     2,500           $   59,300



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

    The statements as of and for the three months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustment have been made to present fairly the results of such unaudited interim periods.


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

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

    Net income per common share was computed as follows:

                                        For the Three Month Periods Ended
                                 September 30, 1998        September 30, 1997
                                 ------------------        ------------------
Net Income                           $   51,000                 $   25,500
                                     ==========                 ==========
Weighted average common shares
 outstanding                            834,572                    826,239
Effect of dilutive securities,
 stock options                          149,238                    138,623
Weighted average dilutive common     ----------                  ---------
 shares outstanding                     983,810                    964,862
                                     ==========                  =========
Net income per common share-basic    $    .06                    $   .03

Net income per common share-diluted  $    .05                    $   .03


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


Readiness for Year 2000

The Year 2000 presents potential concerns for business and consumer computing.
 The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation.

The Company's accounting information is processed using computer software programs and systems which are susceptible to the Year 2000 issue. As of September 30, 1998, the majority of the Company's critical software programs are Year 2000 compliant.

Management currently believes that it will be successful in identifying and resolving any potential deficiencies in the Company's remaining programs and systems with respect to the Year 2000 issue by June 30, 1999 and that all material systems will be compliant by the Year 2000, and that the cost to address such issues is not material. Nevertheless, the Company expects to assess its need to create contingency plans during 1999 for certain internal systems in the event management determines that such contingency plans may become warranted.

All organizations dealing with the Year 2000 issue must address the effect this issue will have on their third-party relationships. The Company plans to also undertake steps to identify whether its vendors have sufficiently identified and are taking steps to address the Year 2000 issue. Management is presently formulating a survey and plan for working with key third-parties to understand their ability to continue providing services and products through the change to 2000. The Company will work directly with its key vendors and distributors, and coordinate its action with respect to the Year 2000 issue with them if necessary, to avoid any business interruptions in 2000. For these key third-parties, contingency plans may be required.

The Company's management believes the impact of the Year 2000 issue will not cause any material disruptions in the Company's operations. However, the impact of such potential disruptions is difficult to discern and nonetheless remains a risk to be considered in evaluating the financial prospects of the Company.

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






                                  Scientific Industries, Inc.


                                  Registrant



                                  /s/
                                  -----------------------------------------
                                  Lowell A. Kleiman
                                  President and Treasurer
                                  Principal Executive and Financial Officer



                                  /s/
                                  -----------------------------------------
                                  Helena R. Santos
                                  Vice President, Controller and
                                   Assistant Treasurer
                                  Principal Accounting Officer


Date:   January 12, 1999