Form 10QSB
period 1998-12-31
SCIENTIFIC INDUSTRIES INC
filed 1999-02-16
CIK 87802

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
                         For quarterly period ended      DECEMBER 31, 1998


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












                       SCIENTIFIC INDUSTRIES, INC.



                               FORM 10-QSB



The following information of the registrant is submitted herewith:



PART I -- Financial Information:

     Condensed Consolidated Balance Sheet - December 31, 1998              1

     Condensed Consolidated Statements of Income - Three and Six Months
        Ended December 31, 1998 and 1997                                   2

     Condensed Consolidated Statements of Cash Flows -Six
        Months Ended December 31, 1998 and 1997                            3

     Notes to Condensed Consolidated Financial Statements                  4-5

     Management's Discussion and Analysis                                  6-7

     Year 2000 Compliance                                                  8

PART II -- Other Information:

     Items 1 through 6                                                     9

     Signatures                                                           10






















                        SCIENTIFIC INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                       PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                      ASSETS
                                                        December 31, 1998
                                                        -----------------
Current Assets:
  Cash and cash equivalents                                   $   93,500
  Investment securities                                          960,400
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                                  350,000
  Inventories (Note 2)                                           455,200
  Prepaid expenses and other current assets                       51,400
  Deferred income taxes                                           21,200
                                                              ----------
   Total current assets                                        1,931,700
                                                              ----------
Property and equipment at cost, less accumulated
  depreciation of $162,900                                       141,600

Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $47,900                                                     50,900
  Deferred income taxes                                           22,700
  Other                                                          135,600
                                                              ----------
                                                                 209,200
                                                              ----------
                                                              $2,282,500
                                                              ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                            $  100,000
  Accrued expenses                                               136,400
                                                              ----------
           Total current liabilities                             236,400
                                                              ----------
Deferred compensation                                             87,800

Shareholders' equity:
  Common stock $.05 par value                                     42,700
  Additional paid-in capital                                     852,500
  Unrealized holding gain on investment securities                 3,100
  Retained earnings                                            1,112,400
                                                              ----------
                                                               2,010,700
  Less common stock held in treasury, at cost                     52,400
                                                              ----------
                                                               1,958,300
                                                              ----------
                                                              $2,282,500
                                                              ==========



     See notes to condensed unaudited consolidated financial statements
                                     1





                        SCIENTIFIC INDUSTRIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                     For the Three Month    For the Six Month
                                        Periods Ended         Periods Ended
                                         December 31,          December 31,
                                      1998        1997       1998      1997
                                   --------    --------  ---------- ----------

Net sales                          $861,800    $940,700  $1,779,400 $1,665,100
Cost of goods sold                  551,100     576,600   1,118,200  1,002,400
                                   --------    --------  ---------- ----------
Gross profit                        310,700     364,100     661,200    662,700
                                   --------    --------  ---------- ----------
Operating Expenses:
 General and administrative         205,400     222,400     403,900    405,900
 Selling                             26,000      53,600      49,700     82,900
 Research and development            56,100      36,200     124,000     97,800
                                   --------    --------  ---------- ----------
                                    287,500     312,200     577,600    586,600
                                   --------    --------  ---------- ----------
Income from operations               23,200      51,900      83,600     76,100

Interest and other income            10,700      11,100      21,100     20,600
                                   --------    --------  ---------- ----------
Income before income taxes           33,900      63,000     104,700     96,700

Income taxes                          3,500       9,500      23,300     17,700
                                   --------    --------  ---------- ----------
Net income                         $ 30,400   $  53,500  $   81,400 $   79,000
                                   ========   =========  ========== ==========


Net income per common
 share - basic (Note 3)             $ .04       $ .06       $ .10      $ .10

Net income per common
 share - diluted (Note 3)           $ .03     $   .05       $ .08      $ .08






     See notes to condensed unaudited consolidated financial statements
                                     2




                        SCIENTIFIC INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                           For the Six Month Periods Ended
                                         December 31, 1998 December 31, 1997
                                         ----------------- -----------------
Operating activities:
Net Income                                   $   81,400        $   79,000
  Adjustments to reconcile net income to
   net cash provided by (used in)
    operating activities:
     Depreciation and amortization               46,000            37,000
    Change in assets and liabilities:
         Accounts receivable                   ( 80,700)         (139,200)
        Inventories                            (114,200)           46,100
         Prepaid expenses and other
          current assets                          8,000             7,000
         Accounts payable                      (  8,600)           51,500
         Accrued expenses                      ( 31,500)         ( 65,900)
        Customer advances                      ( 15,200)         (  3,800)
                                             -----------       -----------
            Total adjustments                  (196,200)         ( 67,300)
                                             -----------       -----------
     Net cash provided by (used in)
               operating activities            (114,800)           11,700
                                             -----------       -----------
Investing activities:
  Purchase of investment securities,
    principally held to maturity               (846,000)         (696,400)
  Redemptions of investment securities,
    principally held to maturity                914,600           659,500
  Capital expenditures                         ( 20,900)         ( 30,900)
  Purchase of intangible assets                (  5,300)         (  8,500)
                                             -----------       -----------
     Net cash provided by (used in)
             investing activities                42,400          ( 76,300)
                                             -----------       -----------
Net decrease in cash and cash equivalents      ( 72,400)         ( 64,600)

Cash and cash equivalents, beginning of year    165,900           146,600
                                            ------------       -----------
Cash and cash equivalents, end of period    $    93,500        $   82,000
                                            ============       ===========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                              $     3,200        $   81,200



     See notes to condensed unaudited consolidated financial statements

                        SCIENTIFIC INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 General: As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference is made to the financial statements contained in the Annual Report to Stockholders for the year ended June 30, 1998 of Scientific Industries, Inc., and the information under the heading "the Company."

            The statements as of and for the three and six months ended December 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.


1.  Significant accounting policies:

    Principles of consolidation:

    The accompanying condensed consolidated financial statements include the accounts of Scientific Industries, Inc. and Scientific Packaging Industries, Inc., a New York Corporation, (a wholly owned subsidiary of Scientific Industries, Inc.). All intercompany items and transactions have been eliminated in consolidation.


2.  Inventories:

    Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                   December 31,
                                        1998
                                   ------------
    Raw Materials                  $    442,400
    Work in process                       8,700
    Finished Goods                        4,100
                                   ------------
                                   $    455,200
                                   ============














                        SCIENTIFIC INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3.  Earnings per share:

    For the year ended June 30, 1998, the Company adopted Financial Accounting Standard No. 128, "Earnings Per Share", which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic EPS excludes common stock equivalents and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options were exercised.

    Net income per common share was computed as follows:

                                    For the Three Month   For the Six Month
                                      Periods Ended          Periods Ended
                                       December 31,           December 31,
                                     1998         1997      1998       1997
                                    -------     -------   -------    -------
Net income                          $30,400     $53,500   $81,400    $79,000
                                    =======     =======   =======    =======
Weighted average common shares
 outstanding                        834,572     826,239   834,572    826,239
Effect of dilutive securities,
 stock options                      144,990     150,303   144,990    150,303
                                    -------     -------   -------    -------
Weighted average dilutive common
 shares outstanding                 979,562     976,542   979,562    976,542
                                    =======     =======   =======    =======
Net income per common
 share - basic                      $   .04     $   .06   $   .10    $   .10

Net income per common
 share - diluted                    $   .03     $   .05   $   .08    $   .08



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







                        SCIENTIFIC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

The Company's working capital increased to $1,695,300 at December 31, 1998 from $1,600,700 at June 30, 1998 attributable primarily to an increase in income from
operations during the first quarter of fiscal year 1999.   Management believes
that funds generated from operations, existing cash and investment securities balances will be sufficient to support the Company's operational requirements for at least one year.



Results of Operations

The Three Months Ended December 31, 1998 Compared With Three Months Ended December 31, 1997.


In early January 1999, the Company learned that another company, Troemner, Inc. ("Troemner") is suppling VWR Scientific Products ("VWR"), the Company's second largest customer in terms of net sales, with a vortex mixer that the Company believes is a duplicate of the Company's Vortex Genie 2(registered trademark) Mixer, the Company's primary product which accounts for approximately 98% of the Company's current sales. In addition Troemner appears to be soliciting business at a markedly lower price than the Company The Company believes that VWR and Troemner have infringed upon the Company's patent and trade dress of the Vortex Genie 2 Mixer. Accordingly, on January 26, 1999, the Company commenced a civil action (the "Action") in the United States District Court in the Easter District of New York against VWR and Troemner alleging, among other things, patent and trade dress infringement, false designation of origin and false and misleading representations, deceptive advertising, unfair business practices and deceptive trade practices. The Company is seeking, among other remedies, equitable relief and monetary damages.

VWR's sales accounted for approximately 26% of the Company's total annual net sales in fiscal year 1998. VWR's sales accounted for approximately 19% for the three months ended December 31, 1998, and 28% for the three months ended December 31, 1997 of the Company's totalt net sales. Pending disposition of the Action, the Company does not expect any future net sales to VWR. As a result, the financial result of operations set forth herein, including net sales, income from operations and net income, are expected to be materially adversely effected, and such adverse effect is expected to occur as early as the quarter ended March 31, 1999. Because of the uncertainty of the disposition of the Action and as to whether the expected loss in net sales to VWR can be replaced through alternative distributors or distribution channels, the Company cannot predict or quantify the amount extent of such adverse effect.

Net sales decreased $78,900 (8.4%) for the three month period ended December
31, 1998 compared with the three month period ended December 31, 1997 as a result of unusually high order input for our existing laboratory products during the quarter ended December 31, 1997. The gross profit percentage for the three month period ended December 31, 1998 of 36.1% decreased from 38.7% for the comparable period last year as a result of lower sales and higher labor and labor-related costs included in factory overhead during the quarter ended December 31, 1998.

General and administrative expenses decreased $17,000 (7.6%) from $222,400 for the quarter ending December 31, 1997 to $205,400 for the quarter ending December 31, 1998 due lower administrative labor costs. The decrease was partially offset by increased expenses related to the pursuit of external business opportunities.

Selling expenses decreased $27,600 (51.5%) to $26,000 for the quarter ending December 31, 1998 from $53,600 for the quarter ending December 31, 1997 primarily as a result of promotional expenses related to a certain rebate program with a customer for our existing laboratory products during the quarter ended December 31, 1997.

Research and development expenses for the three month period ended December 31, 1998 increased 55.0% to $56,100 compared to $36,200 in the comparable period last year as a result of increased research and development activities related to new products.



                        SCIENTIFIC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS



Income before income taxes for the three month period ended December 31, 1998 of $33,900 compared with $63,000 for the three month period ended December 31, 1997 decreased $29,100 (46.2%) mainly due to higher sales during the quarter ended December 31, 1997.

The Six Months Ended December 31, 1998 Compared With Six Months Ended December 31, 1997.

Net sales increased $114,300 (6.9%) for the six month period ended December
31, 1998 compared with the six month period ended December 31, 1997 as a result of higher sales of our existing laboratory products during the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. The gross profit percentage for the six month period ended December 31, 1998 of 37.2% compared to the gross profit percentage of 39.8% for the six month period ended December 31, 1997 decreased as a result of higher labor and labor-related costs in factory overhead during the six month period ended
December 31, 1998.

Selling expenses decreased $33,200 (40.0%) to $49,700 for the six month period ended December 31, 1998 compared with $82,900 for the same period last year as a result of promotional expenses related to a certain rebate program with a customer for our existing laboratory products during the six month period ended December 31, 1997.

Research and development expenses for the six month period ended December 31, 1998 were $124,000 compared to $97,800 in the comparable period last year. The increase of $26,200 (26.8%) was a result of increased research and development activities related to new products.

Income before income taxes for the six month period ended December 31, 1998 of $104,700 increased $8,000 (8.3%) compared with $96,700 for the six month period ended December 31, 1997 mainly due to lower selling expenses, partially offset by higher research and development costs, as discussed above.




















                        SCIENTIFIC INDUSTRIES, INC.



Readiness for Year 2000

The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation.

The Company's accounting information is processed using computer software programs and systems which are susceptible to the Year 2000 issue. As of December 31, 1998, the majority of the Company's critical software programs are Year 2000 compliant.
Management currently believes that it will be successful in identifying and resolving any potential deficiencies in the Company's remaining programs and systems with respect to the Year 2000 issue by June 30, 1999 and that all material systems will be compliant by the Year 2000, and that the cost to address such issues is not material. Nevertheless, the Company expects to assess its need to create contingency plans during 1999 for certain internal systems in the event management determines that such contingency plans may become warranted.

All organizations dealing with the Year 2000 issue must address the effect this issue will have on their third-party relationships. The Company has also begun to undertake steps to identify whether its vendors have sufficiently identified and are taking steps to address the Year 2000 issue. Management is presently formulating a survey and plan for working with key third-parties to understand their ability to continue providing services and products through the change to 2000. The Company will work directly with its key vendors and distributors, and coordinate its action with respect to the Year 2000 issue with them if necessary, to avoid any business interruptions in 2000. For these key third-parties, contingency plans may be required.

The Company's management believes the impact of the Year 2000 issue will not cause any material disruptions in the Company's operations. However, the impact of such potential disruptions is difficult to discern and nonetheless remains a risk to be considered in evaluating the financial prospects of the Company.





















                        SCIENTIFIC INDUSTRIES, INC.


                                FORM 10-QSB


                  For the Quarter Ended December 31, 1998









PART II -- OTHER INFORMATION




Items 1.  Legal Proceedings              The Company was not a party to any
                                         pending legal proceedings during the
                                         quarter.


Items 2. Through 3.                      NONE

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1998, the Company's 1998 Annual Meeting was held on November 19, 1998. At this meeting one Class B Director, Joseph I. Kesselman was elected to the Company's Board of Directors to serve until the 2001 Annual Meeting. There was a total of 674,455 "FOR" votes, and 1,154 shares were withheld, and 2,545 "ABSTAIN" votes. The other directors whose terms of office as directors continued after the meeting are Lowell A. Kleiman (Class C), Roger B. Knowles (Class C), Arthur M. Borden (Class A), and James
S. Segasture (Class A).

There were no other matters submitted to a vote of security holders during this quarter.

Items 5.  Other Information                       Not applicable

Items 6.  Exhibits and Reports on form 8-K

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






                                  Scientific Industries, Inc.

                                  Registrant


                                  /s/ Lowell A. Kleiman
                                  ---------------------
                                  Lowell A. Kleiman
                                  President and Treasurer
                                  (Chief Executive and Financial Officer)


                                  /s/ Helena R. Santos
                                  --------------------
                                  Helena R. Santos
                                  Controller and Assistant Treasurer
                                  (Principal Accounting Officer)


Date February 10, 1999
















