Form 10QSB
period 1999-03-31
SCIENTIFIC INDUSTRIES INC
filed 1999-05-14
CIK 87802

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
                         For quarterly period ended      MARCH 31, 1999
                                                         --------------

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                      For the transition period from           to
                                                     ---------   --------
                         Commission File Number:             0-6658
                                                             ------
                       SCIENTIFIC INDUSTRIES, INC.

        (Exact name of small business as specified in its charter)

       Delaware                                 04-2217279
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

State the number of shares outstanding of each of the issuer's classes of
common equity, as  of the latest practicable date:        834,572
                                                          -------











                SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY



                               FORM 10-QSB



The following information of the registrant is submitted herewith:



PART I -- Financial Information:

     Condensed Consolidated Balance Sheet - March 31, 1999                 1

     Condensed Consolidated Statements of Income (Loss)
        Three and Nine Months Ended March 31, 1999 and 1998                2

     Condensed Consolidated Statements of Cash Flows - Nine
        Months Ended March 31, 1999 and 1998                               3

     Notes to Condensed Consolidated Financial Statements                  4-5

     Management's Discussion and Analysis                                  6-7

     Year 2000 Compliance                                                  8

PART II -- Other Information:

     Items 1 through 6                                                     9

     Signatures                                                           10






















                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                       PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               ASSETS
                           --------------
                                                               March 31, 1999
                                                               --------------
Current Assets:
  Cash and cash equivalents                                        $  160,200
  Investment securities                                               835,000
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                                       295,400
  Inventories (Note 2)                                                427,000
  Prepaid expenses, taxes and other current assets                     58,400
  Deferred income taxes                                                21,200
                                                              ---------------
   Total current assets                                             1,797,200
                                                              ---------------
Property and equipment at cost, less accumulated
  depreciation of $178,500                                            127,900
                                                              ---------------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $52,800                                                          47,400
  Deferred income taxes                                                22,700
  Other                                                               165,500
                                                              ---------------
                                                                      235,600
                                                              ---------------
                                                                   $2,160,700
                                                              ===============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                            $        64,500
  Accrued expenses                                                    129,100
                                                              ---------------
   Total current liabilities                                          193,600
                                                              ---------------
Deferred compensation                                                  87,800
                                                              ---------------
Shareholders' equity:
  Common stock $.05 par value                                          42,700
  Additional paid-in capital                                          852,500
  Unrealized holding gain on investment securities                      2,000
  Retained earnings                                                 1,034,500
                                                              ---------------
                                                                    1,931,700
  Less common stock held in treasury, at cost                          52,400
                                                              ---------------
                                                                    1,879,300
                                                              ---------------
                                                                   $2,160,700
                                                              ===============




        See notes to condensed unaudited consolidated financial statements
                                     1



                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                    For the Three Month  For the Nine Month
                                      Periods Ended         Periods Ended
                                    -------------------  ------------------
                                        March 31,             March 31,
                                  1999        1998       1999          1998
                               --------     --------   ----------   ----------
Net sales                      $617,700     $920,100   $2,397,100   $2,585,200
Cost of goods sold              431,800      563,700    1,550,000    1,566,100
                               --------     --------   ----------   ----------
Gross profit                    185,900      356,400      847,100    1,019,100
                               --------     --------   ----------   ----------
Operating expenses:
 General and administrative     144,200      233,600      548,100      639,500
 Selling                         34,100       38,200       83,800      121,100
 Research and development        34,700       28,500      158,700      126,300
                               --------     --------   ----------   ----------
                                213,000      300,300      790,600      886,900
                               --------     --------   ----------   ----------
Income (loss) from operations   (27,100)      56,100       56,500      132,200

Litigation costs                (82,200)        -         (82,200)        -

Interest and other income         8,100        9,700       29,200       30,300
                               --------     --------   ----------   ----------
Income (loss) before income
 taxes (credit)                (101,200)      65,800        3,500      162,500

Income taxes (credit)           (23,300)      24,500          -         42,200
                               --------     --------   ----------   ----------
Net income (loss)             ($ 77,900)    $ 41,300   $    3,500   $  120,300
                               ========     ========   ==========   ==========



Net income (loss) per common
 share - Basic (Note 3)        ($ .09)       $ .05      $   -          $ .15


Net income (loss) per common
 share - diluted (Note 3)      ($ .09)       $ .04      $   -          $ .12







     See notes to condensed unaudited consolidated financial statements
                                     2



                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                             For the Nine Month Periods Ended
                                             March 31, 1999    March 31, 1998
                                             --------------    --------------
Operating activities:
Net Income                                     $     3,500       $   120,300
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
    activities:
     Depreciation and amortization                  70,500            57,100
     Change in assets and liabilities:
         Accounts receivable                       (26,100)         (108,700)
         Inventories                               (86,000)           41,500
         Prepaid expenses, taxes and other
          current assets                             1,000            16,700
         Other assets                              (29,900)             -
         Accounts payable                          (44,100)           59,200
         Accrued expenses                          (38,800)          (57,100)
         Customer advances                         (15,200)           11,400
                                               -----------        ----------
                    Total adjustments             (168,600)           20,100

     Net cash provided by (used in)
               operating activities               (165,100)          140,400
                                               -----------        ----------
Investing activities:
  Purchase of investment securities,
    principally held to maturity                (1,072,000)       (1,200,700)
   Redemptions of investment securities,
    principally held to maturity                 1,261,000         1,109,500
  Capital expenditures                             (22,900)          (38,000)
  Purchase of intangible assets                     (6,700)           (8,500)
                                               -----------        ----------
     Net cash provided by (used in)
             investing activities                  159,400          (137,700)

Net increase (decrease) in cash and
 cash equivalents                                   (5,700)            2,700

Cash and cash equivalents, beginning of year       165,900           146,600
                                               -----------        ----------
Cash and cash equivalents, end of period       $   160,200        $  149,300
                                               ===========        ==========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                                   $   3,200         $  87,700




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

            The financial statements as of and for the three and nine months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments have been made that are necessary in order to make the financial statements not misleading.



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


2.  Inventories:

    Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                    March  31,
                                        1999
                                    ----------
    Raw Materials                   $  338,300
    Work in process                     27,700
    Finished Goods                      61,000
                                    ----------
                                    $  427,000
                                    ==========





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

    Net income (loss) per common share was computed as follows:

                                   For the Three Month     For the Nine Month
                                     Periods Ended            Periods Ended
                                       March 31,                March 31,
                                   1999           1998     1999          1998
                                   --------    --------   --------    --------
Net income (loss)                  ($77,900)   $ 41,300   $  3,500    $120,300

Weighted average
 common shares outstanding          834,572     826,239    834,572     826,239
Effect of dilutive securities,
 stock options                         -        156,556    135,790     152,387
                                    -------    --------   --------    --------
Weighted average dilutive
 common shares outstanding          834,572     982,795    970,362     978,626

Net income (loss) per common
 share - basic                     ($  .09)    $   .05     $   -       $   .15

Net income (loss) per common
 share- diluted                    ($  .09)    $   .04     $   -       $   .12

Options to purchase 63,000 shares of common stock at $1.875 - $2.00 per share were outstanding at March 31, 1999, but were not included in the 1999 computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire in December, 2007 through December 2008, were still outstanding at March 31, 1999.

The incremental shares from assumed exercise of stock options were not included in the three month period ended March 31, 1999 calculation because including those shares would result in an anti-dilutive per share amount.

Dividends were not paid during 1999 or 1998.

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



                        SCIENTIFIC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company's working capital remained at approximately the same level with $1,603,600 at March 31, 1999 compared to $1,600,700 at June 30, 1998.
Management believes that existing cash and investment securities balances will be sufficient to support the Company's operational requirements for at least one year.


Results of Operations

The Three Months Ended March 31, 1999 Compared With Three Months Ended March 31, 1998.

In early January 1999, the Company learned that another company, Troemner, Inc. ("Troemner") began supplying VWR Scientific Products ("VWR"), the Company's second largest customer in terms of net sales, with a vortex mixer that the Company believes is a replica of the Company's Vortex-Genie 2 (registered trademark) mixer. The Vortex-Genie 2 (registered trademark) mixer is the Company's primary product, accounting for approximately 98% of the
Company's net sales. We also learned that Troemner began soliciting business from the Company's other customers at a markedly lower price than the Company's vortex mixer price. As a result, on January 26, 1999, the Company filed a civil action ("Action") in the United States District Court for the Eastern District of New York against VWR and Troemner alleging, among other things, patent and trade dress infringement, false designation of origin, false and misleading representations, deceptive advertising, unfair business practices and
deceptive trade practices.   The Complaint seeks, among other remedies,
equitable relief, and monetary damages.  The Company filed a motion for a preliminary injunction and recall order on March 17, 1999. On May 3, 1999, the Court granted the Company's motion for a preliminary injunction on the grounds that the Company had met its burden for preliminary injunction purposes of establishing a likelihood of success on its claim of trade dress infringement. Accordingly, the Court issued an order directing VWR and
Troemner to cease using, manufacturing, distributing, selling, offering for sale, advertising or promoting vortex mixers whose housing configuration embodies Scientific Industries' trade dress, including the "VWRbrand Mini
Vortexer" mixer.   The order also requires that Scientific Industries, Inc.
post a $500,000 injunction bond, which the Company complied with on May 7, 1999. Were the Action to be tried, it is expected that a trial would not occur before the Fall of 1999. The Company believes, based in part on the successful grant of the preliminary injunction, that it has meritorious claims which it intends to prosecute vigorously. No prediction can be made as to the ultimate outcome of the Action nor its impact on the Company.

VWR's sales accounted for approximately 26% of the Company's total annual net sales in fiscal year 1998. There were no sales to VWR by the Company during this quarter and the Company does not expect any sales to VWR during the next quarter.

Net sales decreased $302,400 (32.9%) for the three month period ended March
31, 1999 compared with the three month period ended March 31, 1998 mostly as a result of the loss of sales to VWR as discussed above. To a lesser extent, the decrease is also due to lower than normal sales to foreign customers during the quarter, which has returned to normal levels subsequent to quarter end.
The gross profit percentage of 30.1% for the three month period ended March
31, 1999 decreased from 38.7% for the comparable quarter last year as a result of the lower sales.

General and administrative expenses of $144,200 for the three month period ended March 31, 1999 decreased $89,400 from $233,600 mostly because there are no expenses related to the pursuit of external business opportunities and lower personnel related costs.

As a result of the lower sales and litigation costs, partially offset by lower operating expenses, the Company incurred a net loss of $77,900 for the three month period ended March 31, 1999 as compared to $41,300 of net income for the comparable period last year.


                        SCIENTIFIC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS



The Company incurred $82,200 in costs related to the litigation discussed on the previous page and expects to incur even more substantial amounts in future periods. These costs are included in the monetary relief requested in the Action discussed on the previous page.

The Nine Months Ended March 31, 1999 Compared With Nine Months Ended March 31, 1998.

Net sales decreased $188,100 (7.3%) to $2,397,100 for the nine month period ended March 31, 1999 compared to $2,585,200 for the comparable period last year mostly as a result of the loss in sales to VWR as discussed on the previous page. The gross profit percentage of 35.3% for this period compared to the prior period's 39.4% decreased mainly as a result of the lower sales.

General administrative expenses of $548,100 for the nine month period ended March 31, 1999 decreased $91,400 from $639,500 mostly because of less expenses related to the pursuit of external business opportunities and lower personnel related costs.

Research and development costs for the nine month period ended March 31, 1999 were $158,700 compared to $126,300 for the comparable period last year. The increase of $32,400 (25.7%) was a result of increased research and development activities related to new products.

The Company incurred $82,200 in costs related to the litigation discussed on the previous page and expects to incur even more substantial amounts in future periods. These costs are included in the monetary relief requested in the Action discussed on the previous page.

As a result of the lower sales and litigation costs, partially offset by lower operating expenses, net income for the nine month period ending March 31, 1999 decreased to $3,500 compared to $120,300 for the comparable peirod last year. While sales to VWR have ceased and the Company has lowered prices for its main product in response to Troemner's solicitation of other existing customers, the effect of such events on the amount of future net sales, gross profit and net income is uncertain; future amounts may be substantially lower if reduced prices do not spur additional orders from its distributor customers. There can be no assurance that the Company will not continue to experience a shortfall in net sales or that any price reduction will be offset by increased sales volume.






                        SCIENTIFIC INDUSTRIES, INC.



Readiness for Year 2000

The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation.

The Company's accounting information is processed using computer software programs and systems which are susceptible to the Year 2000 issue. Currently the Company's critical software programs and hardware are Year 2000 compliant. The cost to address such issues is not material to the Company. Nevertheless, the Company expects to assess its need to create contingency plans during 1999 for certain internal systems in the event management determines that such contingency plans may become warranted.

All organizations dealing with the Year 2000 issue must address the effect this issue will have on their third-party relationships. The Company is also undertaking steps to identify whether its vendors have sufficiently identified and are taking steps to address the Year 2000 issue. Management is presently communicating with key third-parties to understand their ability to continue providing services and products through the change to 2000. The Company is working directly with its key vendors and distributors, and coordinating its action with respect to the Year 2000 issue with them if necessary, to avoid any business interruptions in 2000. For these key third-parties, contingency plans may be required.

The Company's management believes the impact of the Year 2000 issue will not cause any material disruptions in the Company's operations. However, the impact of such potential disruptions is difficult to discern and nonetheless remains a risk to be considered in evaluating the financial prospects of the Company.






                        SCIENTIFIC INDUSTRIES, INC.


                                FORM 10-QSB


                    For the Quarter Ended March 31, 1999










PART II -- OTHER INFORMATION




Item 1. Legal Proceedings

On January 26, 1999, the Company filed a civil action ("Action") in the United States District Court for the Eastern District of New York against VWR and Troemner alleging, among other things, patent and trade dress infringement, false designation of origin, false and misleading representations, deceptive
advertising, unfair business practices and deceptive trade practices.   The
Complaint seeks, among other remedies, equitable relief, and monetary damages. The Company filed a motion for a preliminary injunction and recall order on March 17, 1999. On May 3, 1999, the Court granted the Company's motion for a preliminary injunction on the grounds that the Company had met its burden for preliminary injunction purposes establishing a likelihood of success on its claim of trade dress infringement. Accordingly, the Court issued an order directing VWR and Troemner to cease using, manufacturing, distributing, selling, offering for sale, advertising or promoting their product known as the
"VWRbrand Mini Vortexer" mixer.   The order also requires that Scientific
Industries, Inc. post a $500,000 injunction bond, which the Company complied with on May 7, 1999. Were the Actionto be tried, it is expected that a trial would not occur before the Fall of 1999. The Company believes, based in part on the successful grant of the preliminary injunction, that it has meritorious claims which it intends to prosecute vigorously. No prediction can be made as to the ultimate outcome of the Action nor its impact on the Company.


Item 2. through 5.                NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                     Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K:          No reports on Form 8-K were filed during the
                                  quarter for which this report is filed.








                                     9
                                 SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                         Scientific Industries, Inc.
                                         ---------------------------
                                         Registrant


                                            /s/
                                         ---------------------------
                                         Lowell A. Kleiman
                                         President and Treasurer
                                         Chief Executive and Financial Officer

                                            /s/
                                         ----------------------------
                                         Helena R. Santos
                                         Vice President, Controller and Asst.
                                          Treasurer
                                         Principal Accounting Officer


Date:  May 14, 1999


























