Form 10KSB
period 1999-06-30
SCIENTIFIC INDUSTRIES INC
filed 1999-09-24
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB
(Mark One)

 (  X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                    For the fiscal year ended   JUNE 30, 1999
                                                -------------
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from           to
                                                 -----------  ------------
          Commission file number 0-6658

                       SCIENTIFIC INDUSTRIES, INC.
            (Name of small business issuer in its charter)

       DELAWARE                                        04-2217279
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                    AIRPORT INTERNATIONAL PLAZA,
                70 ORVILLE DRIVE, BOHEMIA, NEW YORK         11716
             (Address of principal executive offices         (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]     No [   ]






Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year. $3,171,300

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 31, 1999 is $735,275.

The number of shares outstanding of the issuer's common stock, par value $.05 per share ("Common Stock") as of August 31, 1999 is 835,540 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

PART III:

1) The Company's Proxy Statement for the 1999 Annual Meeting which will be filed with the Securities and Exchange Commission (the "Commission") by October 28, 1999.


Transitional Small Business Disclosure Format (check one):
Yes [   ]        No [ X ]


                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

  General. Scientific Industries, Inc., (the "Company"), a Delaware corporation, formed in 1954 is engaged in manufacturing and marketing laboratory equipment consisting primarily of vortex mixers and related accessories (devices used to mix the contents of test tubes, beakers and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds).
Recently, the Company began marketing a multi-purpose rotator/rocker referred to as the Roto-Shake Genie (trademark).

  The Company's products are used by hospital and research laboratories, clinics, pharmaceutical manufacturers, medical device manufacturers and other industries. The Company's products are marketed principally through a network of domestic and foreign dealers, by the personal solicitation of the Company's President and other employees. The Company seeks to increase its customer base through the use of various marketing media, including trade shows, trade publications, brochures and catalogs.


  Raw Materials. The Company currently manufactures its products from readily available components supplied by various independent contractors.

  Patents, Trademarks, Licenses and Franchises.  The Company has a
U.S. Patent on a utilitarian feature of its Vortex-Genie 2 (registered trademark) mixer which, in the Company's opinion, provides the Company with a certain degree of commercial advantage when compared to competitive mixers. This patent expires on November 2, 2005. The Company also has a patent for the TurboMix (trademark), which is an attachment to the existing Vortex-Genie 2 (registered trademark) mixer. The TurboMix (trademark) patent expires in September, 2015. In addition, subsequent to year-end, the Company acquired a new patent on the Roto-Shake Genie (trademark) which expires in July 2016. Refer to Items 3 and 6 for additional information on the Company's patents.

  The Company has acquired the rights in the laboratory equipment market to U.S. Patents issued in July 1995, September 1996, and March 1998 on thermo-electrically cooled centrifuges.

  The Company has various proprietary marks including Vortex-Genie
2 (registered trademark), TurboMix (trademark) and Roto-Shake Genie (trademark) which it considers important to the success of its products.

  Seasonality. The Company does not consider its business to be seasonal.

  Largest Customers.  Two of the Company's customers, Fisher
Scientific Company ("Fisher") and VWR Scientific Products ("VWR"), both of which are U.S. distributors for the Company, accounted for approximately 36% and 12% respectively, of the Company's net sales for the fiscal year ended
June 30, 1999. The Company sells primarily vortex mixers and related accessories, to Fisher and VWR. The loss of any of these customers would have a material adverse effect upon the business of the Company. At the end of calendar year 1998, VWR informed the Company that it would no longer be purchasing the Vortex-Genie 2(registered trademark) mixer from the Company as their private label vortex mixer effective January 1, 1999. In January 1999, the Company learned that another company, Troemner, Inc. ("Troemner"), was supplying VWR with a vortex mixer which the Company believes violates the trade dress rights of the Company's Vortex-Genie 2 (registered trademark) mixer and one of the Company's utility patents. The Vortex-Genie 2 (registered trademark) mixer is the Company's primary product, accounting for approximately 97% of the Company's total net sales for fiscal 1999. On
January 26, 1999, the Company filed a complaint against VWR and Troemner in the United States District Court for the Eastern District of New York (the "District Court") alleging, among other things, that Troemner's vortex mixer infringes the Company's intellectual property rights. Pending resolution of this litigation, the Company has suspended all sales of the Company's products to VWR. See Item 3 for additional information regarding this litigation.

  Backlog. The Company's backlog is not significant because the Company's current line of products is comprised of standard catalog items. The typical lead time is approximately two weeks, and backlog is kept to no more than three weeks.

  Competition. In the general area of laboratory equipment, the Company's major competitors are Barnstead/Thermolyne Corporation, a subsidiary of Sybron International, IKA, a German corporation, and Troemner as discussed above. The Company dominates the vortex mixers market in the U.S. and is widely recognized in the international market. Most of the Company's competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon quality, technical specifications and price.

  Research and Development. The Company incurred research and development expenses of $195,400 during the fiscal year ended June 30, 1999 compared to $174,700 during the fiscal year ended June 30, 1998, in connection with the development of new products. Refer to Item 6 for detailed information regarding the Company's research and development activities.

  Environmental Protection. The Company's manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed federal and state regulations designed to protect the environment, to establish occupational safety and health standards and to cover other matters. The Company believes that its operations are in compliance with such existing regulations.


  Employees. At the end of fiscal year ending June 30, 1999, the number of total persons employed by the Company was 23, of which 22 were employed by the Company on a full-time basis. On September 1, 1999, the Company employed 23 full-time persons and one part-time person. None of the Company's employees are represented by any unions.


ITEM 2.  DESCRIPTION OF PROPERTY.

  As of September 1, 1999, the Company's offices and manufacturing facilities consisted of the following:

                                        Square          Lease        Annual
                         Use of         Feet            Expiration   Rental
Location of Space        Space          (Approx.)       Date         Payments(*)
-----------------        ----------     ---------      -----------   -----------
                         Executive      25,000         December 31,  $199,900
Airport International    Offices/                      2004
Plaza                    Manufacturing
70 Orville Drive
Bohemia, NY 11716

(*)  Reflects future minimum rental payments for fiscal year 2000.
See Notes to the Financial Statements for information about the Company's lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

  In January 1999, Troemner began supplying VWR, the Company's second largest customer in terms of net sales, with a vortex mixer which the Company believes violates the trade dress rights of the Company's Vortex-Genie 2 (registered trademark) mixer and one of the Company's utility patents. The Vortex-Genie 2 (registered trademark) mixer and related accessories which the Company sold to VWR as their private label mixer for many years is the Company's primary product accounting for approximately 97% of the Company's total net sales for fiscal 1999. The Company also learned that Troemner began soliciting business from the Company's other customers for Troemner's vortex mixer at a markedly lower price than the Vortex-Genie 2 (registered trademark) mixer price. As a result, on January 26, 1999, the Company filed a complaint against VWR and Troemner in District Court alleging, among other things, that VWR and Troemner's manufacture, sale, promotion, and distribution of a vortex mixer called the "VWRbrand Mini-Vortexer" infringes the Company's trade dress rights in the housing configuration of the Vortex-Genie 2 (registered trademark) mixer, infringes one of the Company's patents, and constitutes unfair competition. The Company seeks an award for monetary damages trebled, recovery of its attorneys' fees and expenses, as well as permanent injunctive relief.

  On March 8, 1999, the defendants denied the material allegations of the complaint and asserted certain affirmative defenses and counterclaims against the Company for unfair competition and a declaratory judgment of non-infringement and invalidity of the Company's patent. On March 17, 1999, the Company denied the material allegations of the counterclaim and made a motion that VWR and Troemner be preliminarily enjoined from making, selling, promoting and distributing the VWRbrand Mini-Vortexer. On May 11, 1999, the District Court granted the Company's motion for a preliminary injunction on the grounds that the Company is likely to succeed on its trade dress infringement claim. In connection with the granting of the preliminary injunction, the District Court required the Company to post an injunction bond in the amount of $500,000 which it did on May 7, 1999.
Subsequent to the granting of the preliminary injunction, Troemner began supplying VWR with a modified version of their VWRbrand Mini-Vortexer. The District Court's preliminary injunction order is presently on appeal to the United States Court of Appeals for the Federal Circuit.

  Counsel for the Company is unable at this time to form a judgment on this matter and, as a result, the Company is unable to determine if the litigation will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1999.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
   MATTERS.

    (a) The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for the fiscal years ended June 30, 1999 and 1998, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


     For Fiscal Quarter Ended:             Low Bid    High Bid
                   09/30/97                 1 1/4      1 7/16
                   12/31/97                 1 7/16     2 1/8
                   03/31/98                 1 9/16     1 7/8
                   06/30/98                 1 5/8      1 7/8
                   09/30/98                 1 3/4      1 15/16
                   12/31/98                 1 3/4      1 3/4
                   03/31/99                  21/32     1 3/4
                   06/30/99                   3/8       23/32

     (b) There were, as of August 31, 1999, 908 record holders of the Company's Common Stock.

     (c)    The Company paid no dividends during the last two fiscal years.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Results of Operation. Net sales for fiscal year ended June 30, 1999 ("fiscal 1999") decreased $243,400 (7.1%) compared to last year primarily as a result of the loss of sales to VWR. Sales to VWR for fiscal 1999 decreased $506,000 compared to the prior year, primarily as a result of VWR's decision to purchase vortex mixers from Troemner instead of the Company. However, sales to all other domestic and foreign customers increased approximately 10% over the prior year. Our previously announced new products, the Roto-Shake Genie(trademark) rotator/rocker and the TurboMix (trademark) attachment for our vortex mixer accounted for approximately 4% of our net sales for fiscal 1999.
The gross profit percentage of 35.3% for fiscal 1999 decreased from 38.6% for the fiscal year ended June 30, 1998 ("fiscal 1998"), mainly due to the loss of sales to VWR.

  General and administrative expenses decreased $117,500 (14.1%) for fiscal 1999 compared to last year due to lower personnel related costs, fewer expenses related to the pursuit of external business opportunities, and lower general legal expenses.

  Selling expenses decreased $17,900 (12.9%) compared to fiscal 1998 primarily as a result of lower promotional expenses for the vortex mixer.

  Research and development expenses increased $20,700 (11.8%) for fiscal 1999 compared to fiscal 1998 due to the Company's continued commitment to the development of new products. The Company intends to continue investing in research and development activities at approximately the same rate in fiscal 2000.

  The litigation costs of $519,100 in fiscal 1999 incurred in connection with the litigation with VWR and Troemner combined with the lost profits associated with the lost sales to VWR as well as lower selling prices in the later part of the fiscal year resulting from price pressures brought on by Troemner, resulted in a loss before taxes of $390,600 for fiscal 1999 compared to income before taxes of $210,200 for fiscal 1998.

  The Company is unable to predict the future financial impact the litigation will have due to the uncertainty of its outcome. See Item 3 for additional information regarding the litigation.

  Liquidity and Capital Resources.   The Company's working capital
for fiscal 1999, decreased $348,300 to $1,252,400 as compared to $1,600,700 for fiscal 1998, primarily due to the litigation costs. See Item 3 for additional information regarding the litigation. The litigation costs have had a material impact on the Company's liquid resources. However, management believes that it will be able to meet its cash flow requirements during the next fiscal year from its available financial resources which include cash generated from operations and its cash and cash equivalents and investment securities. In addition, the Company has available a secured bank line of credit of $200,000 with North Fork Bank. The credit line expires on November 1, 1999 and carries interest at prime plus 1%. The Company could utilize the proceeds of these amounts for working capital needs. The Company has not utilized this credit line.

  Capital Expenditures. During fiscal 1999, the Company did not incur any material capital expenditures. The Company does not expect to incur in the normal course of business any material capital expenditures during fiscal year 2000. It is anticipated, as in past fiscal years, that the funds for such expenditures, if any, will be funded from the Company's operations or available working capital.

  Inflation. Due to the demand for medical cost containment, management believes that inflation will continue to have a material effect on the Company's existing products. Although the Company's laboratory products are not considered medical equipment, they are used in laboratories in medically-related areas. Therefore, the existing products will be sensitive to inflationary pressures since it will be difficult to fully pass on cost increases.

  Readiness for Year 2000. The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation.

  The Company's accounting information is processed using purchased computer software programs and systems which are susceptible to the Year 2000 issue. Currently the Company's critical software programs and hardware are Year 2000 compliant. The cost to address such issues is not material to the Company. Nevertheless, the Company is in the process of formulating contingency plans for certain internal systems in the event management determines that such contingency plans may become necessary.

  All organizations dealing with the Year 2000 issue must address the effect this issue will have on their third-party relationships. The Company has also undertaken steps to identify whether its vendors have sufficiently identified and are taking steps to address the Year 2000 issue. Although the Company's vendors indicated that they will be compliant, the Company believes it will be prudent to have sufficient raw materials on hand to avoid any business interruptions in 2000.

  The Company's management believes the impact of the Year 2000 issue will not cause any material disruptions in the Company's operations. However, the impact of such potential disruptions is difficult to discern due to the uncertainty of third parties' ability to function in Year 2000, and nonetheless remains a risk to be considered in evaluating the financial prospects of the Company.

ITEM 7. FINANCIAL STATEMENTS.

  The Financial Statements required by this item are attached hereto on pages F1-F18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The information with respect to directors and executive officers of the Company will be set forth under the heading "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement which will be filed with the Commission by October 28, 1999, and is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION.

  Information with respect to executive compensation will be set forth under the heading "Executive Compensation" in the Company's definitive proxy statement which will be filed with the Commission by October 28, 1999, and is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information with respect to security ownership of certain beneficial owners and management will be set forth under the headings "Election of Directors" and "Principal Stockholders" in the Company's definitive proxy statement which will be filed with the Commission by October 28, 1999, and is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information with respect to certain relationships and related transactions will be set forth under the headings "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement which will be filed with the Commission by October 28, 1999, and is incorporated herein by reference.




ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    The exhibits to this report are listed in the Exhibit Index at the end of this report.


(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of the period covered by this report with the Commission.


                              SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            SCIENTIFIC INDUSTRIES, INC.
            (Registrant)

            __________________________________
            Lowell A. Kleiman
            President and Treasurer
            Principal Executive and Financial Officer


            __________________________________
            Helena R. Santos
            Vice President, Controller and Assistant
            Treasurer
            Principal Accounting Officer



Date:  September 24, 1999

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Name                              Title                   Date


/s/                        President, Treasurer and         September 24,
-------------------         Director (Principal Executive   1999
Lowell A. Kleiman           and Financial Officer)


/s/
-------------------        Director                         September 24,
Arthur M. Borden                                            1999


/s/
-------------------        Director                         September 24,
Joseph I. Kesselman                                         1999


/s/
-------------------        Director                        September 24,
Roger B. Knowles                                           1999


/s/
-------------------        Director                        September 24,
James S. Segasture                                         1999



                            EXHIBIT INDEX


 Exhibit         Description
 Number
--------    -----------------------------------
  3         Articles of Incorporation and By-Laws:

  3(a) Certificate of Incorporation of the Company as amended. (Filed as Exhibit 1(a-1) to the Company's
            General Form for Registration of Securities on Form 10 dated February 14, 1973 and incorporated by reference thereto.)

  3(b) Certificate of Amendment of the Company's Certificate of Incorporation, as filed on January 28, 1985. (Filed as Exhibit 3(a) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1985 and incorporated by reference thereto.)

  3(c) By-Laws of the Company, as amended. (Filed as Exhibit 3(b) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1985 and incorporated by reference thereto).

  10        Material Contracts

            Letter of Intent to exercise 5-year option under the Company's lease for its offices and manufacturing facilities.

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

  27        Financial Data Schedule





          Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Scientific Industries, Inc. and subsidiary
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiary as of June 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.





August 31, 1999












                                 F-1
                               ------


               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND 1998

                                  ASSETS
                               -----------


                                      1999             1998
                                   -----------    -----------
Current assets:
     Cash and cash equivalents     $   229,100    $   165,900
     Investment securities             522,500      1,035,600
     Trade accounts receivable,
      less allowance for doubtful
      accounts of $7,400 in 1999
      and 1998                         323,000        269,300
     Inventories                       366,000        341,000
     Recoverable income taxes          102,000           -
     Prepaid expenses and other
      current assets                    48,300         59,400
     Deferred income taxes                -            21,200
                                   -----------    -----------
      Total current assets           1,590,900      1,892,400


Property and equipment, net            180,500        150,800
                                   -----------    -----------
Other assets and deferred charges:
     Intangible assets, less
      accumulated amortization of
      $57,700 and $38,300 in
      1999 and 1998                     42,500         55,200
     Deferred income taxes                -            22,700
     Other                             144,100        135,600
                                   -----------     ----------
                                       186,600        213,500
                                   -----------     ----------
                                    $1,958,000     $2,256,700
                                   ===========     ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
     Accounts payable              $   244,000    $   108,600
     Accrued expenses                   94,500        167,900
     Customer advances                    -            15,200
                                   -----------    -----------
     Total current liabilities         338,500        291,700

Deferred compensation                   94,300         87,800
                                   -----------    -----------

Commitments and contingencies

Shareholders' equity:
     Common stock, $.05 par value;
      authorized 7,000,000 shares;
      issued 855,342 shares in 1999
      and 854,374 shares in 1998        42,800         42,700
     Additional paid-in capital        869,500        852,500

     Accumulated other comprehensive
      income (loss), unrealized
      holding gain (loss) on investment
      securities                    (    1,000)         3,400
     Retained earnings                 666,300      1,031,000
                                     ---------      ---------
                                     1,577,600      1,929,600
     Less common stock held in
      treasury, at cost,
      19,802 shares                     52,400         52,400
                                     ---------      ---------
                                     1,525,200      1,877,200
                                     ---------      ---------
                                    $1,958,000     $2,256,700
                                    ==========     ==========


          See notes to consolidated financial statements


                                F-2
                               -----


              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED JUNE 30, 1999 AND 1998

                                       1999           1998
                                    ----------     ----------
Net sales                          $3,171,300      $3,414,700

Cost of sales                       2,053,000       2,098,200
                                   ----------      ----------
Gross profit                        1,118,300       1,316,500
                                   ----------      ----------
Operating expenses:
     General and administrative       717,100         834,600
     Selling                          121,300         139,200
     Research and development         195,400         174,700
                                   ----------      ----------
                                    1,033,800       1,148,500
                                   ----------      ----------
Income from operations                 84,500         168,000
                                   ----------      ----------

Other income (expenses):
     Litigation costs            (    519,100)          -
     Interest and other income         44,000          42,200
                                 ------------       ---------
                                 (    475,100)         42,200
                                 ------------       ---------
Income (loss) before income
 taxes (benefit)                 (    390,600)        210,200
                                 ------------       ---------
Income taxes (benefit):
     Current                     (     86,900)         22,500
     Deferred                          43,900           7,200
                                 ------------       ---------
                                 (     43,000)         29,700
                                 ------------       ---------
Net income (loss)                ($   347,600)    $   180,500
                                 ============     ===========

Net income (loss) per
 common share - basic            ($       .42)    $       .22
                                 ============     ===========
Net income (loss) per
 common share - diluted          ($       .42)    $       .18
                                 ============     ===========







         See notes to consolidated financial statements


                                    F-3
                                   -----



                            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               YEARS ENDED JUNE 30, 1999 AND 1998



                                                            Accumulated
                                             Additional     Other
                            Common Stock     Paid-in        Comprehensive
                            --------------   Capital        Income (Loss)
                            Shares  Amount
                            ------ -------   ----------     -------------

Balance, July 1, 1997      846,041 $42,300   $842,300       $   300

Net income                    -       -          -               -
Other comprehensive income:
 Unrealized holding gains
  arising during period       -       -          -            3,100
Comprehensive income          -       -          -               -
Exercise of stock options    8,333     400     10,200            -
                           ------- -------   --------       -------
Balance, June 30, 1998     854,374  42,700    852,500         3,400

Net loss                      -       -          -             -
Other comprehensive income:
 Unrealized holding gains
  arising during period       -       -          -              600
 Less: reclassification adjust-
  ment for gains included in
  net loss                    -       -          -        (   5,000)
Comprehensive loss            -       -          -             -
Exercise of stock options      968     100     17,000          -
                          -------- -------   --------      --------
Balance, June 30, 1999     855,342 $42,800   $869,500       ($1,000)



                                                               Total
                           Retained        Treasury Stock      Shareholders'
                           Earnings        Shares  Amount      Equity
                           --------        ------  ------      -------------
Balance, July 1, 1997      $850,500        19,802 $52,400      $1,683,000
                                                               -------------
Net income                  180,500          -       -            180,500
Other comprehensive income:
 Unrealized holding gains
 arising during period         -             -       -              3,100
                                                               -------------
Comprehensive income           -             -       -            183,600
                                                               -------------
Exercise of stock options      -             -       -             10,600
                           --------        ------  ------      -------------
Balance, June 30, 1998    1,031,000        19,802  52,400       1,877,200
                                                               -------------
Net loss                  ( 347,600)         -       -          ( 347,600)
Other comprehensive income:
 Unrealized holding gains
 arising during period         -             -       -                600
Less: reclassification
 adjustment for gains
 included in net loss          -             -       -          (   5,000)
                                                               -------------
Comprehensive loss             -             -       -          ( 352,000)
Exercise of stock options (  17,100)         -       -               -

                            --------       ------  ------      -------------

Balance, June 30, 1999   $  666,300        19,802 $52,400      $1,525,200
                         ===========       ====== =======      =============

               See notes to consolidated financial statements
                                  F-4
                                 -----




               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1999 AND 1998


                                            1999         1998
                                         -----------  -----------

Operating activities:
 Net income (loss)                      ($   347,600)  $ 180,500
 Adjustments to reconcile net income
  (loss) to net cash provided by
   (used in) operating activities:
    Gain (loss) on sale of investments  (      5,000)        300
    Depreciation and amortization             94,500      77,800
    Deferred income taxes                     43,900       7,200

       Changes in assets and liabilities:
        Accounts receivable             (     53,700)     12,200
        Inventories                     (     25,000) (   11,000)
        Prepaid expenses and other
         current assets                 (     90,900)     23,100
        Other assets                    (      8,500) (   11,700)
        Accounts payable                     135,400      25,800
        Accrued expenses                (     73,400) (   94,600)
        Customer advances               (     15,200)     11,400
        Deferred compensation                  6,500       9,900
                                        -------------  -----------
               Total adjustments               8,600      50,400
                                        -------------  -----------
         Net cash provided by (used in)
               operating activities     (    339,000)    230,900
                                        -------------  -----------
     Investing activities:
      Purchase of investment securities ( 1,193,700) (1,650,700) Redemption of investments
       principally held to maturity        1,693,700   1,504,400
      Capital expenditures              (     91,100) (   56,900)
      Purchase of intangible assets     (      6,700) (   19,000)
                                        ------------- -----------
         Net cash provided by (used in)
               investing activities          402,200  (  222,200)
                                        ------------- -----------
Financing activities,
     issuance of common stock for
      options exercised                         -         10,600
                                        ------------- -----------
Net increase in cash and cash equivalents     63,200      19,300

Cash and cash equivalents,
 beginning of year                           165,900     146,600
                                        ------------- -----------
Cash and cash equivalents, end of year  $    229,100  $  165,900
                                        ============= ===========
Supplemental disclosures of cash flow information:
     Cash paid for income taxes         $      3,200  $   89,600

     Non-cash financing activities:
          See Note 11 for 1999 exercise of stock options.




                  See notes to consolidated financial statements

                                    F-5
                                   -----



                     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED JUNE 30, 1999 AND 1998


1.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc. and Scientific Packaging Industries, Inc., its inactive wholly-owned subsidiary (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

     Revenue Recognition

     Sales are recorded when the goods are shipped to customers.

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

                                F-6
                               -----


1. Summary of Significant Accounting Policies (Continued)

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

     Income Taxes

     The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred income taxes result principally from the timing of the deductibility of the rent accrual, inventory adjustments, the deferred compensation agreement described in Note 9, the use of accelerated methods of depreciation and amortization for tax purposes, and net operating loss and tax credit carryforwards.

     Stock-Based Compensation

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 to its stock options and other stock-based employee compensation awards and provide the pro forma disclosures required by SFAS No. 123 (see Note 11).


                              F-7
                             -----


1. Summary of Significant Accounting Policies (Continued)

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for income taxes, accrual for self-insurance claims, and depreciation and amortization.

     Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.


     Comprehensive Income

     For the year ended June 30, 1999, the Company adopted SFAS
No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income in financial statements.


2.   Line of Business and Concentration of Credit Risk

               The Company is engaged in the manufacturing and marketing of scientific equipment for hospital and industrial laboratories and other healthcare related entities.
Approximately 97% of all sales are generated from the Vortex Genie 2 (registered trademark) mixer and related accessories (see
Note 14). The Company does not obtain collateral for its accounts receivable.

     Certain information relating to the Company's export sales and principal customers are as follows:

                                               1999         1998
                                           -----------  ------------
    Export sales (net)
     (principally Europe and Asia)         $1,166,100   $1,137,100

    Customers in excess of 10% of net sales:
      Largest in 1999 and 1998              1,154,000    1,079,700

    Second largest in 1999 and 1998
     (see Note 14)                            390,900      896,700


                                      F-8
                                     -----

3.        Investment Securities

               Details as to investment securities are as follows:


                                Gross Cost or                    Unrealized
                                Amortized        Fair            Holding
                                Cost             Value           Gain (Loss)
                                -------------    -----------     -----------
At June 30, 1999:
-----------------
  Available for sale:
   Equity securities            $  19,400        $   18,400      ($   1,000)
                                =========        ==========      ===========
  Held-to-maturity:
   State and municipal          $ 471,100        $  471,100       $     -
   Certificates of Deposit         33,000            33,000             -
                                ---------        ----------      -----------
                                $ 504,100        $  504,100       $     -
                                =========        ==========      ===========
At June 30, 1998:
-----------------
  Available for sale:
   Equity securities            $  16,100        $   19,500       $   3,400
                                =========        ==========      ===========
  Held-to-maturity:
   State and municipal         $1,016,100        $1,016,200       $     100
                               ==========        ==========      ===========


4.   Inventories

                                             1999               1998
                                           --------           --------
     Raw materials                         $301,300           $309,300
     Work-in-process                         11,200              8,900
     Finished goods                          53,500             22,800
                                           --------           --------
                                           $366,000           $341,000
                                           ========           ========

                                     F-9
                                    -----


5.   Property and Equipment, Net

                                          Useful Lives
                                            (Years)        1999       1998
                                                       ----------  ----------

     Computer equipment                      3 - 5       $150,600    $138,200
     Machinery and equipment                 3 - 7        153,700      77,400
     Furniture and fixtures                  4 - 10        38,000      37,100
     Leasehold improvements                  3 - 8         32,400      30,900
                                                         --------    --------
                                                          374,700     283,600

     Less accumulated depreciation and
      amortization                                        194,200     132,800
                                                         --------    --------
                                                         $180,500    $150,800
                                                         ========    ========

6.   Intangible Assets

     In 1995, the Company entered into an agreement to license the rights to certain laboratory equipment developed and manufactured by another company. The carrying value of the license, including related costs, net of accumulated amortization amounted to $20,100 and $32,500 at June 30, 1999 and 1998. The agreement provides that the Company may elect to engage the sellers to perform certain consulting services for an agreed-upon fee.
Fifty percent of all consulting fees paid to the seller constitute prepayment against any royalties payable to the seller. Prepaid royalties under this agreement amounted to $11,600 and $14,500 at June 30, 1999 and 1998. As of June 30, 1999 and 1998, no royalties have been earned.


7.   Bank Line of Credit

The Company has a $200,000 secured bank line of credit collateralized by all the assets of the Company. The credit line expires on November 1, 1999 and bears interest at prime plus 1%. The Company did not utilize this credit line. To support the line of credit available, the Company is to maintain 20% of the credit line in average monthly balances.


                                    F-10
                                   ------

8.   Employee Benefit Plan

     The Company has a 401(k) profit sharing plan for all eligible employees as defined in the plan. The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of his compensation. The Company also has the option to make an additional profit sharing contribution to the plan. Employer matching contributions to the plan amounted to $15,500 in 1999 and $14,100 in 1998.

9.   Commitments and Contingencies

     Leases

     The Company is obligated through December 2004 under a noncancelable operating lease for its premises, which requires minimum annual rentals and certain other expenses, including real estate taxes and insurance. Rental expense under the above lease amounted to approximately:

                                          1999              1998
                                        --------          --------

      Minimum rent expense              $163,100          $163,100
          Other charges                    6,800             5,800
                                        --------          --------
                                        $169,900          $168,900
                                        ========          ========

     As of June 30, 1999, the Company's approximate future minimum rental payments on all operating leases are as follows:

               Fiscal Years
               ------------
                    2000                         $207,700
                    2001                          212,700
                    2002                          217,100
                    2003                          228,100
                    2004                          239,700
                    2005                          122,900


                                 F-11
                                ------


9. Commitments and Contingencies (Continued)

Leases (Continued)

     In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $223,100 under the terms of the lease. Accrued rent, payable in future years, amounted to $17,400 and $47,800 at June 30, 1999 and 1998.

Employment Contract

     On August 14, 1997, the Company amended and extended an employment contract with its President through June 2000. The contract provides for an annual salary of $160,000 and for the payment of a bonus for fiscal 1998 only if certain gross profit levels, as defined, were met. A bonus was not provided for in the 1998 financial statements since the levels were not met. The contract also granted the President a five-year option to purchase 10,000 shares of common stock at $1.50 per share. An additional agreement with the President provides that, in the event of termination of his employment within three years after a change of control of the Company, as defined, the Company would be liable for a maximum of approximately three years' salary plus certain benefits.

     The employment contract also provides that, at his option, a portion of the compensation may be deferred to future years. The deferred amounts are to be placed in a separate investment account and all earnings or losses will be for his benefit. As of June 30, 1999 and 1998, $94,300 and $87,800 was segregated into such an account and is included in other assets. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments commencing after the termination of employment. In the event of a change in control of the Company, the entire balance is immediately payable.



                                 F-12
                                ------
10.  Income Taxes

     Income taxes (benefit) for 1999 and 1998 were different from the amounts computed by applying the Federal income tax rate to the income or loss before income taxes due to the following:

                                          1999                      1998
                                     ---------------          ---------------
                                               % of                     % of
                                               Pretax                   Pretax
                                     Amount    Loss           Amount    Income
                                     -------- ------          --------  ------
Computed "expected" income
 tax (benefit)                     ($132,800) (34.0%)         $71,500    34.0%
State income taxes, net of federal
 income tax (benefit) effect            -        -              6,400     3.0
Differences due to graduated
 tax rates                             9,200    2.4          ( 11,300) (  5.4)
Non-taxable interest income        (   9,600) ( 2.5)         ( 11,900) (  5.7)
Research and development credits   (  11,900) ( 3.0)         ( 10,700) (  5.1)
Other                              (     700) (  .2)         ( 14,300) (  6.8)
Increase in valuation allowance      102,800   26.3              -         -
                                    --------  ------          -------   ------
     Actual income taxes (benefit  ($ 43,000)( 11.0%)         $29,700    14.0%
                                    ========  ======          =======   ======

     Deferred tax assets and liabilities consist of the following:

                                           1999                    1998
                                        ----------             ----------
     Deferred tax assets:
      Amortization of patents           $  14,500              $   8,000
      Deferred compensation                32,100                 25,400
      Net operating loss carryforwards     36,700                   -
      Rent accrual                          5,900                 13,900
      Tax credit carryforwards             11,900                   -
      Other                                 8,800                  7,400
                                        ----------             ----------
                                          109,900                 54,700
     Deferred tax liability:
      Depreciation of property and
       equipment                      (     7,100)             (  10,800)
                                       -----------             ----------
                                          102,800                 43,900
     Valuation allowance              (   102,800)                  -
                                       -----------             ----------
     Net deferred tax assets           $     -                 $  43,900
                                       ===========             ==========

                                    F-13
                                   ------

10.  Income Taxes (Continued)

     At June 30, 1999, the Company has net operating loss and tax credit carryforwards of approximately $108,000 and $11,900 expiring in 2019 and 2014, respectively. A valuation allowance has been recognized to offset the full amount of deferred tax assets at June 30, 1999 due to the uncertainty of realizing these assets in the future.


11.  Stock Options

     The Company has established a stock option plan which provides for the grant of options to purchase up to 300,000 shares of common stock of the Company, par value $.05 per share, ("Common Stock"), through February 2002. The plan provides for the granting of incentive stock options and non-incentive stock options. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The plan also provides that each non-employee member of the board of directors shall be granted, annually commencing in March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of Common Stock at the fair market value on the date of grant and commencing annually in December 1997, for as long as a director, a ten-year option to purchase 4,000 shares of Common Stock at the fair market value on the date of grant. These outstanding options expire at various dates through May 2009. There are 14,667 shares of Common Stock reserved and available for future grants at June 30, 1999 under the plan.

     The Company has elected to continue to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. Pro forma information regarding net income and earnings per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 1999 and 1998, respectively:

                                           1999                 1998
                                         ---------          ----------
  Expected life (in years)                   10                  9
  Risk-free interest rate                   5.60%               5.85%
  Expected volatility                      34.82%              21.80%
  Dividend yield                            0.00%               0.00%

                                  F-14
                                 ------

11.  Stock Options (Continued)

     Under the Black-Scholes model, the total value of stock options granted in 1999 and 1998 was $40,100 and $63,700, respectively, which would be amortized ratably on a pro forma basis over the vesting periods, which range from three to ten years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net income (loss) would have been ($356,600) in 1999 and $173,600 in 1998. The Company's pro forma net income (loss) per share would have been ($.43) in 1999 (basic and diluted) and $.21 in 1998 ($.18 diluted). The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     During the year ended June 30, 1999, an officer exercised options to acquire 10,000 shares at $1.75 per share and paid for such shares by tendering 9,032 shares of Common Stock with an aggregate market value of $17,500.
The tendered shares were immediately retired.

     Option activity under the above stock option plan is summarized as follows:

                                     Fiscal 1999         Fiscal 1998
                                      Weighted            Weighted
                                      Average             Average
                                      Exercise            Exercise
                              Shares          Price    Shares         Price
                             -----------  ----------  -----------   ---------
Shares under option:
 Outstanding at beginning
  of year                      241,000        $1.02    216,000       $  .81
 Granted                        45,000         1.21     57,000         1.88
 Expired                     (   1,000)        1.41  (   5,000)         .38
 Forfeited                   (   8,000)        1.94  (  18,667)        1.29
 Exercised                   (  10,000)        1.75  (   8,333)        1.28
                             ---------        -----  ---------       ------
 Outstanding at end of year    267,000        $ .99    241,000       $ 1.02
                             =========        =====  =========       ======
 Options exercisable at
  year-end                     203,333        $ .91    186,000       $  .81
                             =========        =====  =========       ======

 Weighted average fair value
  per share of options granted
  during fiscal 1999 and 1998                 $ .89                  $ 1.12
                                              =====                  ======

                                      F-15
                                     ------
11.  Stock Options (Continued)

     The following table summarizes information about the options under the above plan outstanding at June 30, 1999:

                           Options Outstanding            Options Exercisable
                        ---------------------------   ------------------------
                              Weighted-
                              Average      Weighted-                 Weighted-
 Range of                     Remaining    Average                   Average
 Exercise    Number           Contractual  Exercise     Number       Exercise
 Prices      Outstanding      Life (Years) Price        Outstanding  Price
----------  -------------    ------------- ----------  ------------  ---------
$.35 - .9375    158,000            2.58      $ .53        129,000       $ .46
$1.2813 - 2.00  109,000            7.48      $1.66         74,333       $1.68

     In addition, in February 1992, the Company granted to four non-employee members of the board of directors, ten year options for each to purchase 12,000 shares of Common Stock, at an exercise price of $.35, not covered under the above plan. The options are exercisable one-third within one year from the date of grant and one-third in each of the following two years. In March 1993, three directors each exercised 8,000 options.


12.  Net Income (Loss) Per Common Share

     Net income (loss) per common share data was computed as follows:

                                                   1999          1998
                                                 ---------     ----------
     Net income (loss)                           ($347,600)    $180,500
                                                 =========     ==========
     Weighted average common shares outstanding    834,601      826,586
     Effect of dilutive securities, stock options     -         151,961
                                                 ---------     ----------
     Weighted average dilutive common
      shares outstanding                           834,601      978,547
                                                 =========     ==========
     Net income (loss) per common share - basic  ($    .42)    $    .22
                                                 =========     ==========
     Net income (loss) per common share - diluted($    .42)    $    .18
                                                 =========     ==========

                                    F-16
                                   ------


12.  Net Income (Loss) Per Common Share (Continued)

     The potential effect of dilution from the assumed exercise of stock options, amounting to 125,847 shares of Common Stock as of June 30, 1999, was not included in determining dilutive EPS because to do so would be anti-dilutive due to the Company incurring a net loss for the year. Unexercised employee stock options to purchase 112,360 shares of Common Stock at $1.28 to $2.00 per share were outstanding as of June 30, 1999, but were not included in the foregoing potential 1999 computation because the options exercise price was greater than the average market price of the Company's Common Stock.


13.  Fair Value of Financial Instruments

     The financial statements include various estimated fair value information as of June 30, 1999 and 1998, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of Financial Statements." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying value of cash and cash equivalents and investment securities approximates fair market value because of the short maturity of those instruments.

     The following table provides summary information on the fair value of significant financial instruments included in the financial statements:


                                        1999                  1998

                                           Estimated               Estimated
                                 Carrying  Fair          Carrying  Fair
                                 Amount    Value         Amount    Value
                                 --------  ---------     --------  ---------
Assets:
 Cash and cash equivalents       $229,100  $229,100      $165,900  $165,900

 Investment securities (Note 3)   522,500   522,500     1,035,600 1,035,700

                                       F-17
                                      ------
14.  Litigation

     In January 1999, Troemner, Inc. ("Troemner"), began supplying VWR Scientific Products ("VWR"), the Company's second largest customer in terms of net sales, with a vortex mixer the Company believes violates the trade dress rights of the Company's Vortex-Genie 2 (registered trademark) mixer and one of the Company's utility patents. The Vortex Genie 2 (registered trademark) mixer and related accessories which the Company sold to VWR as their private label mixer for many years is the Company's primary product accounting for approximately 97% of the total net sales during 1999. The Company also learned that Troemner began soliciting business from the Company's other customers for Troemner's vortex mixer at a markedly lower price than the Vortex-Genie 2 (registered trademark) mixer price. As a result, on January 26, 1999, the Company filed a complaint against VWR and Troemner in the United States
District Court for the Eastern District of New York (the "District
Court") alleging, among other things, that VWR and Troemner's manufacture, sale, promotion and distribution of a vortex mixer called the "VWRbrand Mini-Vortexer" infringes the Company's trade dress rights in the housing configuration of the Vortex-Genie 2 (regitered trademark) mixer, infringes one of the Company's patents, and constitutes unfair competition. The Company seeks an award for monetary damages trebled, recovery of its attorneys' fees and expenses, as well as permanent injunctive relief.

On March 8, 1999, the defendants denied all material allegations of the complaint and asserted certian affirmative defenses and counterclaims against the Company for unfair competition an a declaratory judgment of non-infringement and invalidity of the Company's patent. On March 17, 1999, the Company denied all material allegations of the counterclaim and made a motion that VWR and Troemner be preliminarily enjoined from making, selling, promoting and distributing the VWRbrand Mini-Vortexer. On May 11, 1999, the District Court granted the Company's motion for a preliminary injunction on the grounds that the Company is likely to succeed on its trade dress infringement claim. In connection with the granting of the preliminary injunction, the District Court required the Company to post an injunction bond in the amount of $500,000 which it did on May 7, 1999. Subsequent to the granting of the preliminary injunction, Troemner began supplying VWR with a modified version of their VWRbrand Mini-Vortexer. The District Court's preliminary injunction order is presently on appeal to the United States District Court for the Federal Circuit.

     Counsel for the Company is unable at this time to form a judgment on this matter and, as a result, the Company is unable to determine if the litigation will have a material adverse effect on the Company's financial condition or results of operations.


                                  F-18
                                 ------