Form 10KSB/A
period 1999-06-30
SCIENTIFIC INDUSTRIES INC
filed 1999-10-28
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB/A
(Mark One)

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

NONE

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

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  Directors
  ---------
	The name, principal occupation for the last five years, selected biographical information and period of service as a director of the Company of each director are set forth below.

	Arthur M. Borden, Esq. (age 79) has been counsel to Rosenman & Colin LLP since
 1997, and for the prior five year period he was a partner.  Mr. Borden was first elected to the Board of Directors of the Company in 1974 and his current term as director expires in 2000.

	James S. Segasture (age 63) has been a private investor since February 1990.
 Mr. Segasture was first elected to the Board of Directors of the Company in
 1991 and his current term as director expires in 2001.

	Joseph I. Kesselman (age 74) is a consultant to various corporations, and a director of Nuclear and Environmental Protection Inc., Perrot Duval Holding
 S.A.and Infranor Inc. (a developer and manufacturer of servo systems).
 For the prior five year period, he was both Chairman and Chief Executive
 Officer of Greentree Software, Inc. (a developer and provider of proprietary inventory control software) and later served as a consultant to Greentree
 Software Inc.  Mr. Kesselman was first elected to the Board of 61 and his current term as director expires in 2001.

	Lowell A. Kleiman (age 58) has been employed by the Company for over thirty years, and has been President since September 1974.  Mr. Kleiman was first elected to the Board of Directors of the Company in 1970 and is currently a nominee for election to the Board of Directors.

	Roger B. Knowles (age 74) is President of various corporations, including Conductive Systems, Inc. (a manufacturer of EMI and RFI shielding material), and G.H. Realty Company (real estate), and a director of Ionic, Inc.
 (an investment company).   Mr. Knowles was first elected to the Board of
 Directors of the Company in 1965 and is currently a nominee for election to the Board of Directors.

Executive Officers
------------------
	Lowell A. Kleiman, 58, President; Cathy Pulver-Dugan, 49, Vice President in
 charge of the manufacturing, inventory control, and administration functions;
 and Helena R. Santos, CPA, 35, Vice President, Controller in charge of all accounting functions.  Biographical information of executive officers of the
 Company who are not directors is set forth below.

	Cathy Pulver-Dugan (age 49) has been employed by the Company for over twenty years and has served as Vice President of the Company since 1984.

	Helena R. Santos, CPA (age 35) has been employed by the Company since 1994, and has served as Vice President, Controller since 1997.  Prior to joining the Company, Ms. Santos was an internal auditor with a major defense contractor, and prior to that was employed in public accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

	Based solely on the Company's review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that, for the period July 1, 1998 to June
 30, 1999, all filing requirements of Section 16(a) of the Securities Act of
 1934, as amended, applicable to its officers, directors and 10% stockholders were complied with, other than the filing of a Form 4  s effected in August
 1999 through a Form 5.

ITEM 10.  EXECUTIVE COMPENSATION.

	The following table summarizes all compensation paid by the Company to Lowell A. Kleiman with respect to each of the three fiscal years ended
 June 30, 1999 for services in all capacities as the Company's principal executive officer. No other executive officer earned in excess of $100,000 in any of such fiscal periods.

                   	Summary Compensation Table
                    --------------------------
					                    Annual Compensation	    	 	Long Term Compensation
                         -------------------        ----------------------
                             						  			              All Other
Name and Principal		     Year		  Salary		Bonus	       Compen-
     Position     		    		         $  		   $     	    sation
------------------       ----  --------  -----        ---------
Lowell A. Kleiman		      1999		$160,000		$ -          $3,200(1)
President		   	          1998		$160,000		$ -     	    $3,200(1)
				                     1997		$120,700		$ 9,750 	    $3,025(1)

(1) Represents the Company's matching contribution to Mr. Kleiman's account under the Company's 401(k) Plan.

Aggregated Option Exercises in Last Fiscal Year And FY-End Option Values
------------------------------------------------------------------------
                			Shares of	       Number of Securities       Value of
			                Common		         Underlying			              Unexercised
		                	Stock		          Unexercised			             in-the-Money
			                Acquired  Value  Options		                 	Options
			                on        Real-  At FY-End (#)              at FY-End ($)
	                  Exercise  ized	  Exercisable/               Exercisable/
Name			                      ($)(1) Unexercisable              Unexercisable(2)
-----------------  --------  ------ -------------              ----------------

Lowell A. Kleiman	 10,000    $1,875 60,000/10,000 	            $46,500/0(3)

(1) Calculated by multiplying the difference between the market price of the shares of Common Stock acquired on exercise and the exercise price of the options on the date of exercise.

(2) Calculated by multiplying the number of shares of Common Stock subject to options by the difference between the market price and exercise price, per share, on June 30, 1999.

(3) On June 30, 1999 the market price was lower than the exercise price.

Directors' Compensation
-----------------------

	The Company currently pays each non-employee director a quarterly retainer of
 $750 and a fee of $500 for each meeting attended, plus reimbursement for out-of-pocket expenses incurred in connection with attendance of board meetings in the amount of $50 or the director's itemized expenses, whichever is greater.

	During the fiscal year ended June 30, 1999, the Company paid fees in the amount of $19,000 to non-employee directors.

	On February 11, 1992, before the adoption of the Company's 1992 Stock Option
 Plan, the Company issued to each of its four non-employee directors, Messrs.
 Arthur M. Borden, Joseph I. Kesselman, Roger B. Knowles and James S. Segasture,
 ten year non-qualified options to purchase 12,000 shares of Common Stock, 4,000 shares of Common Stock of which were immediately exercisable, 4,000 shares of
 Common Stock of which were fully exercisable on and after the first anniversary of the date of such grant and 4,000 shares of Common Stock which were fully exercisable after the second anniversary of the date of such grant; all such options were exercisable at $.35.  In the event of the death of a participant, while in the employ or service of the Company, the options shall become exercisable in full until the earlier of expiration of the option or one year from date of death.  In March 1993, Messrs. Borden, Kesselman, and Segasture
 each exercised 8,000 shares of Common Stock pursuant to such options.

 The Company's 1992 Stock Option Plan calls for options to purchase 3,000 shares of Common Stock at the then fair market value to be issued each March for four years to each non-employee director who shall be on the Board of Directors on the first business day of each March, beginnin gin March 1993. In addition, in December 1997, the Board of Directors approved the issuance of an annual grant of options to purchase 4,000 shares of Common Stock for each non-employee director beginning in December 1997 at the fair market value on the date of grant. The fair market value per share of Common Stock on the date of grant was $1.875 in 1999, $1.87 in 1998, $2.00 in 1997, $1.2813 in
 1996, $1.3125 in 1995, $.9375 in 1994, and $.50 in 1993.  All options were immediately exercisable.

Employment Agreement
--------------------

	On August 14, 1997, the Company amended and extended an employment contract with the Company's President, Lowell A. Kleiman, through June 2000.  The contract provides for an annual salary of $160,000 beginning in fiscal 1998 and a bonus for fiscal 1998, if certain gross profit levels were met.  The contract also grants Mr. Kleiman a five-year stock option for 10,000 shares of Common Stock exercisable under certain circumstances.  The contract contains provisions regarding his termination of employment, within three years following a change of control (as defined therein), under which the
 Company is obligated to pay Mr. Kleiman additional compensation consisting of a base amount representing his annual salary and other benefits for the period between the date of his termination of employment and three years from any change of control subject to the limitation of it not exceeding 2.99 times the base amount.  The other benefits include continued use of a Company car, four weeks paid vacation each year and, in the event that Mr. Kleiman should die within the employment period, the payment to his widow, if living, or, if not, to his legal representatives, of $5,000 as soon as practicable and an amount equal to Mr. Kleiman's current annual salary payable in monthly installments.  In such e ent, if the Company receives $500,000 of insurance proceeds, less any expenses incurred therein, $50,000 of those benefits will be paid to his beneficiary as above.  THe Company is the beneficiary for the balance of the insurance proceeds.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The following table sets forth, as of year end, the number of shares of Common Stock beneficially owned by (i) the persons known to the Company to be owners of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, identified in the Summary Compensation Table included elsewhere herein, and (iv) all directors and executive officers as a group.

                                       Sole Voting and Dispositive Power
                                       ---------------------------------
                                       Number        Percentage of Class
                                       ---------     -------------------
Five Percent Stockholders,
__________________________
 Directors and Executive Officers:
 ---------------------------------
Class C Directors:
------------------
 Lowell A. Kleiman                     149,581 (3)        16.5%
 Roger B. Knowles                       79,705 (4) (5)     9.2%

Class A Directors:
------------------
 Arthur M. Borden                       50,540 (1)         5.9%
 James S. Segasture
 (and Kristine K. Segasture)           164,757 (1)        19.2%

Class B Director:
-----------------
 Joseph I. Kesselman                    51,520 (2)         6.0%

All current directors and
executive officers as a group
 (seven persons)                      546,418 (6) (7)     51.6%

(1) Includes 24,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(2) Includes 24,000 shares of Common Stock issuable upon exercise of currently exercisable options. Includes 735 shares of Common Stock owned jointly with Mrs. Kesselman.

(3) Includes 70,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(4) Includes 44,158 shares of Common Stock owned by Mrs. Knowles; includes 1,337 shares of Common Stock owned by a trust of which Mr. Knowles is a trustee, beneficial ownership of which is disclaimed by Mr. Knowles.

(5)	Includes 32,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(6)	Includes 224,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(7)	Includes 50,000 shares of Common Stock issuable upon exercise of currently exercisable options granted to two executive officers who are not directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	During the last two years, there were no transactions or proposed transactions with any director, executive officer, nominee for election as a director, security holder, or any member of their immediate families.

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



Date:  October 28, 1999

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


                                  F-18
                                 ------


EX-10


                                           (Exhibit 10)



December 16, 1998



Reckson Associates Realty Corp.
225 Broad Hollow Road
Melville, New York 11747-0983


                         Notice of Election of Lease Renewal Option-
                         70 Orville Drive, Bohemia New York 11716


Gentlemen:

Pursuant to paragraph 38(D) of our lease dated November 2, 1989, we are herein notifying you that we have elected to exercise our right to extend the term of the lease subject to the provisions of paragraph "38".

Sincerely yours,

SCIENTIFIC INDUSTRIES, INC.


/s/
______________________
Lowell A. Kleiman
President

LAK/kp