Form 10QSB
period 1999-09-30
SCIENTIFIC INDUSTRIES INC
filed 1999-11-10
CIK 87802

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
     OF 1934
                    For the quarterly period ended      SEPTEMBER 30, 1999

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                         For the transition period from           to

                         Commission File Number:             0-6658

                       SCIENTIFIC INDUSTRIES, INC.

    (Exact name of small business issuer as specified in its charter)

       DELAWARE                                 04-2217279
(State or other jurisdiction of         (IRS Employer Identification  No.)
incorporation or organization)

                70 ORVILLE DRIVE, BOHEMIA, NEW YORK 11716

                 (Address of principal executive offices)

                              (516)567-4700

                       (Issuer's telephone number)

                              Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common
equity, as  of the latest practicable date:        835,540

Transitional Small Business Disclosure Format (check one):
     Yes [   ] No [ X ]












                      PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                  ASSETS

                                                        September 30, 1999
                                                        ------------------
Current Assets:
  Cash and cash equivalents                                     $  354,400
  Investment securities                                            214,300
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                                    282,900
  Inventories (Note 2)                                             420,700
  Recoverable income taxes                                          88,300
  Prepaid expenses, and other current assets                        38,200
                                                                 ---------
   Total current assets                                          1,398,800
                                                                 ---------
Property and equipment at cost, less accumulated
  depreciation of $207,400                                         192,200
                                                                 ---------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $62,700                                                       37,500
  Other                                                            144,100
                                                                 ---------
                                                                   181,600
                                                                ----------
                                                                $1,772,600
                                                                ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $  307,400
  Accrued expenses                                                 112,600
                                                                ----------
   Total current liabilities                                       420,000
                                                                ----------
Deferred compensation                                               94,300
                                                                ----------
Shareholders' equity:
  Common stock $.05 par value                                       42,800
  Additional paid-in capital                                       869,500
  Accumulated other comprehensive loss, unrealized
   holding loss on investment securities                            (2,800)
  Retained earnings                                                401,200
                                                                ----------
                                                                 1,310,700
  Less common stock held in treasury, at cost                       52,400
                                                                ----------
                                                                 1,258,300
                                                                ----------
                                                                $1,772,600
                                                                ==========

    See notes to condensed unaudited consolidated financial statements


                SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)



                                   For the Three Month Periods Ended
                                September 30, 1999  September 30, 1998
                                ------------------  ------------------
Net sales                           $  716,200        $  917,600
Cost of sales                          498,700           567,100
                                    ----------        ----------
Gross profit                           217,500           350,500
                                    ----------        ----------
Operating expenses:
  General and administrative           173,500           198,500
  Selling                               26,200            23,700
  Research and development              64,000            67,900
                                    ----------        ----------
                                       263,700           290,100
                                    ----------        ----------
Income (loss) from operations       (   46,200)           60,400
                                    ----------        ----------
Other income (expenses):
 Litigation costs                   (  226,500)             -
 Interest and other income               7,600            10,400
                                    ----------        ----------
                                   (   218,900)           10,400
                                    ----------        ----------
Income (loss) before income taxes  (   265,100)           70,800

Income taxes                              -               19,800
                                    ----------        ----------
Net income (loss)                  ($  265,100)       $   51,000
                                    ==========        ==========
Net income (loss) per common
 share-basic                       ($   .32   )       $    .06
                                    ==========        ==========

Net income (loss) per common
 share-diluted                     ($   .32   )       $    .05
                                    ==========        ==========

    See notes to condensed unaudited consolidated financial statements







                SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                           For the Three Month Periods Ended
                                        September 30, 1999  September 30, 1998
                                        ------------------  ------------------
Operating activities:
  Net Income (Loss)                           ($  265,100)         $    51,000
                                                ----------         -----------
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Gain on sale of investments                     (800)                -
     Depreciation and amortization                 24,800               22,500
    Change in assets and liabilities:
         Accounts receivable                       40,100              (52,600)
         Inventories                              (54,700)             (90,200)
         Recoverable income taxes                  13,700                 -
         Prepaid expenses, and other
          current assets                           10,100                5,800
         Accounts payable                          63,400               49,000
         Accrued expenses                          18,100              (14,100)
         Customer advances                           -                     300
                                               ----------          -----------
            Total adjustments                     114,700              (79,300)
                                               ----------          -----------
     Net cash used in operating activities       (150,400)             (28,300)
                                               ----------          -----------
Investing activities:
  Purchase of investment securities,
    available-for-sale                             (4,800)                -
  Purchase of investment securities,
    held to maturity                                 -                (473,300)
  Redemptions of investment securities,
    available-for-sale                              4,300                2,100
  Redemptions of investment securities,
    held to maturity                              306,700              513,000
  Capital expenditures                            (30,500)              (8,000)
                                               ----------          -----------
     Net cash provided by investing
             activities                           275,700               33,800
                                               ----------          -----------
Net increase in cash and
 cash equivalents                                 125,300                5,500

Cash and cash equivalents, beginning of year      229,100              165,900
                                               ----------          -----------
Cash and cash equivalents, end of period       $  354,400          $   171,400
                                               ==========          ===========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                                 $      400          $     2,500


    See notes to condensed unaudited consolidated financial statements





                SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    General: As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles.
                Reference should be made to the Annual Report to Stockholders for the year ended June 30, 1999 of Scientific Industries, Inc. (the "Company").

            The statements as of and for the three months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.


1.  Significant accounting policies:

    Principles of consolidation:

    The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc. (a wholly owned subsidiary of the Company). All intercompany items and transactions have been eliminated in consolidation.


2.  Inventories:

    Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components ofinventory are as follows:

                                   September 30,
                                        1999
                                   ------------
    Raw Materials                  $    370,600
    Work in process                      17,300
    Finished Goods                       32,800
                                   ------------
                                   $    420,700
                                   ============
3.  Earnings Per Share:

    For the year ended June 30, 1998, the Company adopted Financial Accounting Standard No. 128, "Earning Per Share", which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic EPS excludes common stock equivalents and is computed by dividing net income available to holders of common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options were exercised.

    Net income (loss) per common share was computed as follows:

                                        For the Three Month Periods Ended
                                      September 30, 1999 September 30, 1998

Net Income (Loss)                             ($  265,100)    $    51,000
                                               ==========     ===========
Weighted average common shares
 outstanding                                      835,540         834,572
Effect of dilutive securities,
 stock options                                       -            149,238
                                               ----------     -----------
Weighted average dilutive common shares
 outstanding                                      835,540         983,810
                                               ==========     ===========
Net income (loss)per common share-basic       ($      .32)    $       .06
                                               ==========     ===========
Net income (loss) per common share-diluted    ($      .32)    $       .05
                                               ==========     ===========

    The potential effect of dilution from the assumed exercise of stock options, amounting to 99,892 shares of common stock as of September 30, 1999, was not included in determining dilutive EPS because to do so would be anti-dilutive because the Company incurring a net loss for the period. Unexercised employee stock options to purchase 106,680 shares of common stock at $1.28 to $2.00 per share were outstanding as of September 30, 1999, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock.

4.  Comprehensive Income:

    For the year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements. During the three month period ended September 30, 1999 the comprehensive loss totaled $2,800 attributable to holding losses from available-for-sale investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The working capital of Scientific Industries, Inc. (the "Company"), for the three months ended September 30, 1999 decreased $253,600 to $978,800 compared to $1,252,400 as of June 30, 1999, primarily due to litigation costs.
See Part II, Item 1 for additional information regarding this litigation. The litigation costs have had a material impact on the Company's liquid resources. However, management believes that it will be able to meet its cash flow requirements during the next year from its available financial resources which include its cash and cash equivalents and investment securities. In addition, the Company has available a secured bank line of credit of $200,000 with North Fork Bank. The credit line expires on November 1, 2000 and carries interest at prime plus 1%. The Company could utilize this line of credit for working capital needs but has not yet utilized this credit line.






Results of Operations

The Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998.

Net sales decreased $201,400 (21.9%) for the three months ended September 30, 1999 as compared to 1998 primarily due to the loss of sales to VWR Scientific Products ("VWR"). Gross sales to VWR amounted to approximately $228,000 in the comparable period last year. To a lesser extent, net sales decreased due to lower selling prices as a result of price pressures brought on by Troemner,
Inc. ("Troemner").   The gross profit percentage of 30.4% for the
three months ended September 30, 1999 decreased from 38.2% for the three months ended September 30, 1998 primarily as a result of the lower sales relative to the level of fixed costs. Factory labor and overhead costs remained relatively fixed because of the Company's small size even though the Company had lower sales.

General and administrative expenses decreased $25,000 (12.6%) for the three months ended September 30, 1999 as compared to 1998 primarily because there were no expenses incurred during this quarter related to the pursuit of external business opportunities. While proceedings against VWR and Troemner are ongoing, the Company has stopped pursuing external business opportunities in order to focus on protecting the Company's existing business.

The Company incurred litigation costs of $226,500 for the three months ended September 30, 1999 primarily as a result of the proceedings brought by the Company against VWR and Troemner. See Part II, Item 1 for additional information regarding the litigation.

As a result of the litigation costs, and lower sales and gross profit discussed above, the Company incurred a net loss of $265,100 for the three months ended September 30, 1999 as compared to net income of $51,000 for the three months ended September 30, 1998.

Year 2000 Compliance

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

The Company's management believes the impact of the year 2000 issue will not cause any material disruptions in the Company's operations. However, the impact of such potential disruptions is difficult to discern due to the uncertainty of third parties' ability to function in year 2000, and remains a risk to be considered in evaluating the financial prospects of the Company.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 1999, Troemner began supplying VWR, the Company's second largest customer in terms of net sales, with a vortex mixer which the Company believes violates the trade dress rights of the Company's Vortex-
Genie 2 (registered trademark) mixer and one of the Company's utility patents. The Vortex-Genie 2 (registered trademark) mixer and related accessories which the Company sold to VWR as their private label mixer for many years is the Company's primary product which accounted for approximately 97% of the Company's total net sales for the fiscal year ended June 30, 1999.
The Company also learned that Troemner began soliciting business from the Company's other customers for Troemner's vortex mixer at a markedly lower price than the Vortex-Genie 2 (registered trademark) mixer. As a result, on January 26, 1999, the Company filed a complaint against VWR and Troemner in the United States District Court for the Easter District of New York (the "District Court"), alleging, among other things, that VWR and Troemner's manufacture, sale, promotion, and distribution of a vortex mixer called the "VWRbrand Mini-Vortexer" infringes the Company's trade dress rights in the housing configuration of the Vortex-Genie 2 (registered trademark) mixer, infringes one of the Company's patents, and constitutes unfair competition. The Company seeks an award for monetary damages trebled, recovery of its attorneys' fees and expenses, as well as permanent injunctive relief.

On March 8, 1999, the defendants denied the material allegations of the complaint and asserted certain affirmative defenses and counterclaims against the Company for unfair competition and a declaratory judgment of non-infringement and invalidity of the Company's patent. On March 17, 1999,the Company denied the material allegations of the counterclaim and made a motion that VWR and Troemner be preliminarily enjoined from making, selling, promoting and distributing the VWRbrand Mini-Vortexer. On May
11, 1999, the District Court granted the Company's motion for a preliminary injunction on the grounds that the Company is likely to succeed on its trade dress infringement claim. In connection with the granting of the preliminary injunction, the District Court required the Company to post an injunction bond in the amount of $500,000 which it did on May 7, 1999. During the summer, Troemner began supplying VWR with a modified version of their VWRbrand Mini-Vortexer. This mixer, which the District Court has not considered is currently being marketed by VWR. The District Court's preliminary injunction order is presently on appeal to the United States Court of Appeals for the Federal Circuit. The Company is currently in settlement discussions with VWR and Troemner. There can be no assurance as to whether the Company will be successful in reaching a settlement with VWR and Troemner or as to the timing of any such settlement. The Company will not comment upon any proposed settlement terms or the course of settlement discussions (nor will it comment upon any rumors with regard to the same) until a definitive settlement is reached or settlement discussions have terminated at which time appropriate public disclosure will be made.



ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:                 Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K:      No reports on Form 8-K were filed during
                                  the period covered by this
                                  report.



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






                                  Scientific Industries, Inc.

                                  Registrant


                                      /s/
                                   ----------------------------
                                   Lowell A. Kleiman
                                   President and Treasurer
                                   Principal Executive and Financial Officer


                                     /s/
                                   ------------------------------
                                   Helena R. Santos
                                   Vice President, Controller and
                                    Assistant Treasurer
                                   Principal Accounting Officer


Date   November 10, 1999