Form 10QSB
period 1999-12-31
SCIENTIFIC INDUSTRIES INC
filed 2000-02-14
CIK 87802

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                         For quarterly period ended      DECEMBER 31, 1999

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

                              (631)567-4700

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

                        SCIENTIFIC INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                   ASSETS
                                                         December 31, 1999
                                                         -----------------
Current Assets:
  Cash and cash equivalents                                     $  395,800
  Investment securities                                             75,300
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                                    200,700
  Inventories (Note 2)                                             478,400
  Litigation settlement receivable                                 200,000
  Prepaid expenses and other current assets                         32,300
                                                                ----------
   Total current assets                                          1,382,500
                                                                ----------
Property and equipment at cost, less accumulated
  depreciation of $226,400                                         186,300
                                                                ----------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $67,700                                                       32,500
  Other                                                            144,100
                                                                ----------
                                                                   176,600
                                                                ----------
                                                                $1,745,400
                                                                ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              $  257,500
  Accrued expenses                                                  72,300
                                                                ----------
           Total current liabilities                               329,800
                                                                ----------
Deferred compensation                                               94,300
                                                                ----------
Shareholders' equity:
  Common stock $.05 par value                                       42,800
  Additional paid-in capital                                       869,500
  Accumulated other comprehensive loss, unrealized
   holding loss on investment securities                            (1,100)
  Retained earnings                                                462,500
                                                                ----------
                                                                 1,373,700
  Less common stock held in treasury, at cost                       52,400
                                                                ----------
                                                                 1,321,300
                                                                ----------
                                                                $1,745,400
                                                                ==========




          See notes to condensed consolidated financial statements
                                     1



                        SCIENTIFIC INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                   For the Three Month    For the Six Month
                                     Periods Ended           Periods Ended
                                     December 31,            December 31,
                                   -------------------    -----------------
                                     1999      1998          1999      1998
                                   -------- ----------    ---------- ---------

Net sales                          $514,400  $861,800     $1,230,600 $1,779,400
Cost of goods sold                  382,900   551,100        881,600  1,118,200
                                   --------  --------     ---------- ----------
Gross profit                        131,500   310,700        349,000    661,200
                                   --------  --------     ---------- ----------
Operating Expenses:
 General and administrative         186,500   205,400        360,000    403,900
 Selling                             30,800    26,000         57,000     49,700
 Research and development            71,900    56,100        135,900    124,000
                                   --------  --------     ---------- ----------
                                    289,200   287,500        552,900   577,600
                                   --------  --------     ---------- ----------
Income (loss) from operations      (157,700)   23,200       (203,900)   83,600
                                   --------  --------     ---------- ----------
Other income (expenses):
 Litigation costs                   (35,700)     -          (262,200)     -
 Proceeds from litigation
  settlement                        250,000      -           250,000      -
 Interest and other income            4,700   10,700          12,300    21,100
                                   --------  --------     ---------- ----------
                                    219,000   10,700             100    21,100
                                   --------  --------     ---------- ----------
Income (loss) before income taxes    61,300   33,900        (203,800)  104,700

Income taxes                           -       3,500            -       23,300
                                   --------  -------      ---------- ---------
Net income (loss)                  $ 61,300 $ 30,400      ($ 203,800 $  81,400
                                   ======== ========      ========== =========



Net income (loss) per common
 share - basic (Note 3)             $ .07    $ .04         ($ .24)      $ .10

Net income (loss) per common
 share - diluted (Note 3)           $ .07    $ .03         ($ .24)      $ .08






          See notes to condensed consolidated financial statements
                                     2


                        SCIENTIFIC INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                             For the Six Month Periods Ended
                                          December 31, 1999  December 31, 1998
                                          -----------------  -----------------
Operating activities:
  Net Income (loss)                             ($ 203,800)         $   81,400
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Gain on sale of investments                      (800)               -
     Depreciation and amortization                  49,200              46,000
    Change in assets and liabilities:
        Accounts receivable                        122,300             (80,700)
        Inventories                               (112,400)           (114,200)
        Litigation settlement receivable          (200,000)               -
        Recoverable income taxes                   102,000                -
        Prepaid expenses and other
          current assets                            16,000               8,000
        Accounts payable                            13,500              (8,600)
        Accrued expenses                           (22,200)            (31,500)
        Customer advances                             -                (15,200)
                                                 ----------         -----------
            Total adjustments                      (32,400)           (196,200)
                                                 ----------         -----------
     Net cash used in
       operating activities                       (236,200)           (114,800)
                                                 ----------         -----------
Investing activities:
  Purchase of investment securities,
    available-for-sale                              (4,800)           (846,000)
  Redemptions of investment securities,
    available-for-sale                               4,300                -
  Redemptions of investment securities,
    principally held to maturity                   447,300             914,600
  Capital expenditures                             (43,900)            (20,900)
  Purchase of intangible assets                       -                 (5,300)
                                                 ----------          -----------
    Net cash provided by
      investing activities                         402,900              42,400
                                                 ----------          -----------
Net increase (decrease) in cash and cash
 equivalents                                       166,700             (72,400)

Cash and cash equivalents, beginning of year       229,100             165,900
                                                 ---------           -----------
Cash and cash equivalents, end of period         $ 395,800          $   93,500
                                                 =========          ============
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                                   $     400          $    3,200




     See notes to condensed consolidated financial statements
                                     3


                        SCIENTIFIC INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    General: As contemplated by the Securities and Exchange Commission (the "Commission"), the accompanying financial statements and footnotes thereto have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference is made to the financial statements contained in the Annual Report to Stockholders for the fiscal year ended June 30, 1999 of Scientific Industries, Inc., (the "Company").

                The statements as of and for the three and six months ended December 31, 1999 and 1998 are unaudited. In the opinion of management of the Company, all adjustments have been made to present fairly the results of such unaudited interim periods.


1.  Significant accounting policies:

    Principles of consolidation:

    The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York Corporation and a wholly owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.


2.  Inventories:

    Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                   December 31,
                                      1999
                                   ------------
    Raw Materials                  $    375,400
    Work in process                      63,000
    Finished Goods                       40,000
                                   ------------
                                   $    478,400
                                   ============
















                                     4

                        SCIENTIFIC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (continued)


3.  Earnings per share:

    For the fiscal year ended June 30, 1998, the Company adopted Financial Accounting Standard No. 128, "Earnings Per Share," which replaced the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic EPS excludes common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options were exercised.

    Net income (loss) per common share was computed as follows:

                                     For the Three Month   For the Six Month
                                       Periods Ended          Periods Ended
                                        December 31,           December 31,
                                     -------------------   ------------------
                                      1999         1998    1999         1998
                                     ---------- --------   --------- --------
Net income (loss)                    $   61,300 $ 30,400  ($203,800) $ 81,400
                                     ========== ========   ========= ========
Weighted average common shares
 outstanding                            835,540  834,572    835,540   834,572
Effect of dilutive securities,
 stock options                           97,867  144,990       -      144,990
                                     ---------- --------    -------- --------
Weighted average dilutive common
 shares outstanding                     933,407  979,562     835,540  979,562
                                     ========== ========    ======== ========
Net income (loss) per common
 share - basic                          $   .07  $   .04     ($  .24) $   .10

Net income (loss) per common
 share - diluted                       $   .07   $   .03     ($  .24) $   .08

    The potential effect of dilution from the assumed exercise of stock options, amounting to 97,867 shares of common stock as of December 31, 1999, was not included in determining dilutive EPS for the six month period ended December
31, 1999 because to do so would be anti-dilutive since the Company incurred a year-to-date net loss. Unexercised employee stock options to purchase
105,000 shares of common stock at $1.28 to $2.00 per share were outstanding as of December 31, 1999, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock.

4.  Comprehensive Income:

    For the fiscal year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements.






                                     5

                        SCIENTIFIC INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

The Company's working capital for the six months ended December 31, 1999 decreased $199,700 to $1,052,700 compared to $1,252,400 as of June 30, 1999, primarily due to litigation costs related to the lawsuit discussed in Part II,
Item 1 and losses from operations. Management believes that the Company's working capital will be sufficient to meet the Company's operational requirements for at least one year.

Results of Operations

The Three Months Ended December 31, 1999 Compared with the Three Months Ended December 31, 1998.

The Company's net sales for the three months ended December 31, 1999 decreased $347,400 (40.3%) from the comparable period last year primarily due to the loss of sales to VWR Scientific Products ("VWR") and fewer orders from other customers for the three months ended December 31, 1999. However, as of December 31, 1999, the Company had a backlog of orders amounting to approximately $348,000, which included purchase orders from VWR in the amount of $200,000 from VWR in connection with the settlement of the litigation discussed in Part II, Item 1. The Company cannot predict VWR's future purchases of the Company's Vortex-Genie 2 (registered trademark) mixer once VWR's inventory of this initial order is depleted.

The gross profit percentage of 25.6% for the three months ended December 31, 1999 decreased from 36.1% for the comparable period last year, primarily as a result of the lower sales relative to the level of fixed costs. In addition, lower selling prices resulting from price pressures brought on by Troemner Inc. ("Troemner") contributed to the lower gross profit.

General and administrative expenses of $186,500 for the three months ended December 31, 1999 decreased $18,900 (9.2%) from $205,400 for the comparable period last year, primarily because there were no expenses incurred related to the pursuit of external business opportunities. Due to the litigation, the Company did not pursue external business opportunities in order to focus on protecting the Company's existing business.

Research and development expenses of $71,900 for the three months ended December 31, 1999 increased $15,800 (28.2%) from $56,100 for the comparable period last year as a result of increased activity related to the Company's new product, the Enviro-Genie (trademark).

The Company incurred litigation costs of $35,700 for the three months ended December 31, 1999 which are not expected to continue beyond this quarter. The proceeds from the litigation settlement in the amount of $250,000 pertain to the cash portion of the settlement agreement. The Company received $50,000 in December and received the remainder prior to the filing of this report.

As a result of the proceeds from the litigation settlement, the Company reflected income before income taxes of $61,300, compared to $33,900 for the comparable period last year.

                                     6
                        SCIENTIFIC INDUSTRIES, INC.


The Six Months Ended December 31, 1999 Compared with Six Months Ended December 31, 1998.

The Company's net sales for the six months ended December 31, 1999 decreased $548,800 (30.9%) for the same reasons previously discussed for the three month results. The gross profit percentage of 28.4% for the six months ended December 31, 1999 decreased from 37.2% for the comparable period last year for the same reasons previously discussed for the three month results.

General and administrative expenses of $360,000 for the six months ended December 31, 1999 decreased $43,900 (10.9%) from $403,900 for the comparable period last year, primarily because there were no expenses incurred during the six months ended December 31, 1999 related to the Company's pursuit of external business opportunities. Due to the litigation, the Company did not pursue external business opportunities in order to focus on protecting the Company's existing business.

Research and development expenses of $135,900 for the six months ended December 31, 1999 increased $11,900 (9.6%) from $124,000 for the comparable period last year primarily as a result of increased activity related to a new product, the Enviro-Genie (trademark).

As a result of the litigation costs and lower sales during the six months ended December 31, 1999, the Company reflected a loss before income taxes of $203,800 for the six months ended December 31, 1999, compared to income before income taxes of $104,700 for the comparable period last year.

Year 2000 Compliance

As of the date of this filing, the Company has not incurred any material effects on its business due to failures from computer software/systems. At this time the Company has no indication that any problems will arise. The Company cannot give any assurances that Year 2000 problems will not occur.





















                                     7
                                  PART II
ITEM 1.  LEGAL PROCEEDINGS

In January 1999, Troemner began supplying VWR, the Company's second largest customer in terms of net sales, with a vortex mixer which the Company believed violated the trade dress rights of the Company's Vortex-Genie 2(registered trademark) mixer and one of the Company's utility patents. The Vortex-Genie 2(registered trademark) mixer and related accessories which the Company sold to VWR as their private label mixer for many years is the Company's primary product which accounted for approximately 97% of the Company's total net sales for the fiscal year ended June 30, 1999. The Company also learned that Troemner began soliciting business from the Company's other customers for Troemner's vortex mixer at a markedly lower price than the Vortex-Genie 2(registered trademark) mixer. As a result, on January 26, 1999, the Company filed a complaint against VWR and Troemner in the United States District Court for the Easter District of New York (the "District Court"), alleging, among other things, that VWR's and Troemner's manufacture, sale, promotion, and distribution of a vortex mixer called the "VWRbrand Mini-Vortexer" infringes the Company's trade dress rights in the housing configuration of the Vortex-Genie 2(registered trademark) mixer, infringes one of the Company's patents, and constitutes unfair competition. The Company sought an award for monetary damages trebled, recovery of its attorneys' fees and expenses, as well as permanent injunctive relief.

On March 8, 1999, the defendants denied the material allegations of the complaint and asserted certain affirmative defenses and counterclaims against the Company for unfair competition and a declaratory judgment of non-infringement and invalidity of the Company's patent. On March 17, 1999,the Company denied the material allegations of the counterclaim and made a motion that VWR and Troemner be preliminarily enjoined from making, selling, promoting and distributing the VWRbrand Mini-Vortexer. On May 11, 1999, the District Court granted the Company's motion for a preliminary injunction on the grounds that the Company was likely to succeed on its trade dress infringement claim. In connection with the granting of the preliminary injunction, the District Court required the Company to post an injunction bond in the amount of $500,000 which it did on May 7, 1999. During the summer, Troemner began supplying VWR with a modified version of their VWRbrand Mini-Vortexer. This mixer, which was not before the District Court is currently being marketed by VWR. The District Court's preliminary injunction order was appealed to the United States Court of Appeals for the Federal Circuit.

On December 1, 1999 a settlement agreement was reached among the parties.
Under the settlement, VWR and Troemner agreed not to manufacture, sell or distribute any vortex mixer that infringes the Company's trade dress in the housing configuration of the Vortex-Genie 2(registered trademark) mixer and, fo a limited time, whose accessories are interchangeable with the Vortex-Genie 2(registered trademark) mixer's accessories. Troemner and VWR also agreed not to sell the original VWRbrand (registered trademark) Mini-Vortexer manufactured by Troemner. Troemner will be entitled to manufacture, market and sell to VWR, and VWR will be entitled to continue to market and sell the modified version of Troemner's VWRbrand (registered trademark) Mini-Vortexer. The VWRbrand Mini-Vortexer will include the existing coupling under a patent license from the Company. In addition, VWR will begin purchasing vortex mixers from the Company under the Company's own brand. The settlement agreement included an immediate purchase commitment from VWR of $200,000 which included significant quantities of the Vortex-Genie 2(registered trademark) mixer, and to a lesser extent quantities of the Company's new products, the Roto-Shake Genie(trademark) and the Enviro-Genie(trademark). The settlement agreement also includes a cash payment of $250,000 from Troemner and certain promotional considerations from VWR amounting up to a maximum of $250,000 based on a percentage of sales of the Company's products. The promotional activities are to be performed during 2000, 2001, and 2002.


ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits:                Exhibit 27 - Financial Data Schedule

    (b)     Reports on Form 8-K:     On December 3, 1999, the Company filed a
                                     Form 8-K with the Commission, announcing a settlement agreement in connection with the litigation described in Item 1.
































                                     9

                                 SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                  Scientific Industries, Inc.
                                  -----------------------------------------
                                  Registrant


                                  /s/
                                  -----------------------------------------
                                  Lowell A. Kleiman
                                  President and Treasurer
                                  (Chief Executive and Financial Officer)

                                  /s/
                                  ________________________________________
                                  Helena R. Santos
                                  Controller and Assistant Treasurer
                                  (Principal Accounting Officer)


Date February 14, 2000
----------------------


























                                     10