Form 10QSB
period 2000-03-31
SCIENTIFIC INDUSTRIES INC
filed 2000-05-12
CIK 87802

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
                      For quarterly period ended      MARCH 31, 2000
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

                                   ASSETS
                                                           March 31, 2000

Current Assets:
  Cash and cash equivalents                                    $  378,300
  Investment securities                                            58,800
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                                   379,600
  Inventories (Note 2)                                            470,400
  Prepaid expenses and other current assets                        41,300
                                                               ----------
                             Total current assets               1,328,400
                                                               ----------
Property and equipment at cost, less accumulated
  depreciation of $243,800                                        180,100
                                                               ----------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $72,900                                                      30,200
  Other                                                           144,100
                                                               ----------
                                                                  174,300
                                                               ----------
                                                               $1,682,800
                                                               ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                             $  156,700
  Accrued expenses                                                 94,900
                                                               ----------
                        Total current liabilities                 251,600
                                                               ----------
Deferred compensation                                              94,300
                                                               ----------
Shareholders' equity:
  Common stock $.05 par value                                      42,800
  Additional paid-in capital                                      869,500
  Accumulated other comprehensive loss, unrealized
    holding loss on investment securities                          (1,700)
  Retained earnings                                               478,700
                                                               ----------
                                                                1,389,300
  Less common stock held in treasury, at cost                      52,400
                                                               ----------
                                                                1,336,900
                                                               ----------
                                                               $1,682,800
                                                               ==========




          See notes to condensed consolidated financial statements
                                     1





                        SCIENTIFIC INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                     For the Three Month   For the Nine Month
                                       Periods Ended           Periods Ended
                                          March 31,              March 31,
                                      2000       1999       2000        1999


Net sales                           $883,000  $617,700   $2,113,600 $2,397,100
Cost of goods sold                   561,100   431,800    1,442,700  1,550,000
                                    --------  --------   ---------- ----------
Gross profit                         321,900   185,900      670,900    847,100
                                    --------  --------   ---------- ----------
Operating Expenses:
 General and administrative          190,400   144,200      550,400    548,100
 Selling                              29,900    34,100       86,900     83,800
 Research and development             89,000    34,700      224,900    158,700
                                    --------  --------   ---------- ----------
                                     309,300   213,000      862,200    790,600
                                    --------  --------   ---------- ----------
Income (loss) from operations         12,600   (27,100)  (  191,300)    56,500
                                    --------  --------   ---------- ----------
Other income (expenses):
 Litigation costs                       -      (82,200)  (  262,200) (  82,200)
 Proceeds from litigation
  settlement                            -         -         250,000       -
 Interest and other income             3,600     8,100       15,900     29,200
                                    --------  --------   ---------- ----------
                                       3,600   (74,100)       3,700  (  53,000)
                                    --------  --------   ---------- ----------
Income (loss) before income taxes
 (credit)                             16,200  (101,200)    (187,600)     3,500

Income taxes (credit)                   -     ( 23,300)        -          -
                                    --------  ---------  ---------- ----------
Net income (loss)                   $ 16,200 ($ 77,900) ($  187,600) $   3,500
                                    ========  =========  ==========  =========


Net income (loss) per common
 share - basic (Note 3)            $ .02     ($ .09)     ($ .22)      $  -

Net income (loss) per common
 share - diluted (Note 3)            $ .02   ($ .09)     ($ .22)      $  -






          See notes to condensed consolidated financial statements
                                     2

                        SCIENTIFIC INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                             For the Nine Month Periods Ended
                                              March 31, 2000   March 31, 1999

Operating activities:
  Net Income (loss)                              ($ 187,600)   $    3,500
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Gain on sale of investments                       (800)         -
     Depreciation and amortization                   71,700        70,500
     Change in assets and liabilities:
         Accounts receivable                        (56,600)      (26,100)
         Inventories                               (104,400)      (86,000)
         Recoverable income taxes                   102,000          -
         Prepaid expenses and other
          current assets                              7,000         1,000
         Other assets                                  -          (29,900)
         Accounts payable                           (87,300)      (44,100)
         Accrued expenses                               400       (38,800)
         Customer advances                             -          (15,200)
                                                 ----------    ----------
         Total adjustments                          (68,000)     (168,600)
                                                 ----------    ----------
         Net cash used in
           operating activities                    (255,600)     (165,100)
                                                 ----------    ----------
Investing activities:
  Purchase of investment securities,
    principally held to maturity                    (44,300)   (1,072,000)
  Redemptions of investment securities,
    available-for-sale                                4,300          -
  Redemptions of investment securities,
    principally held to maturity                    502,500     1,261,000
  Capital expenditures                              (54,900)      (22,900)
  Purchase of intangible assets                      (2,800)       (6,700)
                                                 ----------    ----------
  Net cash provided by
          investing activities                      404,800       159,400
                                                 ----------    ----------
Net increase (decrease) in cash and cash
 equivalents                                        149,200        (5,700)

Cash and cash equivalents, beginning of year        229,100       165,900
                                                 ----------    ----------
Cash and cash equivalents, end of period         $  378,300    $  160,200
                                                 ==========    ==========

Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                                   $     400     $    3,200




          See notes to condensed consolidated financial statements
                                     3

                      SCIENTIFIC INDUSTRIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 General: As contemplated by the Securities and Exchange Commission (the "Commission"), the accompanying financial statements and footnotes thereto have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference is made to the financial statements contained in the Annual Report to Stockholders for the fiscal year ended June 30, 1999 of Scientific Industries, Inc. (the "Company").

         The statements as of and for the three and nine month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management of the Company, all adjustments have been made to present fairly the results of such unaudited interim periods.


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


2.       Inventories:

 Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                    March 31, 2000

 Raw Materials                     $    418,100
 Work in process                         30,000
 Finished Goods                          22,300
                                   ------------
                                   $    470,400
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

 Net income (loss) per common share was computed as follows:

                                       For the Three Month  For the Nine Month
                                          Periods Ended        Periods Ended
                                            March, 31             March 31,
                                       2000         1999      2000       1999

Net income (loss)                    $16,200     ($77,900)  ($187,600) $ 3,500
                                     =======      ========   ========= =======
Weighted average common shares
 outstanding                         835,540      834,572     835,540  834,572
Effect of dilutive securities,
 stock options                       118,842         -           -     135,790
                                     -------      --------   --------  -------
Weighted average dilutive common
 shares outstanding                  954,382      834,572     835,540  970,362
                                     =======      ========   ========  =======
Net income (loss) per common
 share - basic                       $   .02     ($  .09)    ($  .22)   $  -

Net income (loss) per common
 share - diluted                     $   .02     ($  .09)    ($  .22)   $  -

 The potential effect of dilution of the incremental shares from the assumed exercise of stock options was not included in determining dilutive
EPS for the nine month period ended March 31, 2000 and the three month period ended March 31, 1999 because to do so would be anti-dilutive. Unexercised employee stock options to purchase 71,000 shares ofthe Company's common stock at $1.50 to $2.00 per share were outstanding as of March 31, 2000 and 63,000 shares of the Company's common stock at $1.875 to $2.00 per share were outstanding as of March 31, 1999, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock.

4.  Comprehensive Income:

 For the fiscal year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements.





                                   5

                      SCIENTIFIC INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

The Company's working capital for the nine months ended March 31, 2000 decreased $175,600 to $1,076,800 compared to $1,252,400 as of
June 30, 1999, primarily due to litigation costs related to the lawsuit discussed in Part II, Item 1 and losses from operations. Management believes that the Company's working capital will be sufficient to meet the Company's operational requirements for at least one year.

Results of Operations

The Three Months Ended March 31, 2000 Compared with the Three Months Ended March 31, 1999.

The Company's net sales for the three months ended March 31, 2000 increased $265,300 (42.9%) from the comparable period last year primarily due to (i) sales to VWR Scientific Products ("VWR") amounting to $161,000 and (ii) increased orders from other customers. As of March 31, 2000, the Company still has a backlog of VWR orders amounting to approximately $40,000 as part of the settlement of the litigation discussed in Part II, Item 1. The Company cannot predict
VWR's future purchases of the Company's Vortex-Genie (registered trademark) mixer once VWR's inventory of this initial order is depleted.

The gross profit percentage of 36.5% for the three months ended March 31, 2000 increased from 30.1% for the comparable period last year, primarily as a result of the higher sales. Lower selling prices resulting from price pressures brought on by Troemner, Inc. ("Troemner") contributed to the lower than expected gross profit for both periods.

General and administrative expenses of $190,400 for the three months ended March 31, 2000 increased $46,200 (32.0%) from $144,200 for the comparable period last year, primarily because the prior year's quarter reflected lower than usual expenses due to reversal of earlier interim accruals related to the pursuit of external business opportunities, and lower personnel related costs.

Research and development expenses of $89,000 for the three months ended March 31, 2000 increased $54,300 (156.5%) from $34,700 for the comparable period last year as a result of increased activity related to the Company's new product, the Enviro-Genie (trademark).

The Company reflected income before income taxes of $16,200, compared to a loss before income taxes (credit) of $101,200 for the comparable period last year, primarily as a result of higher sales, partially offset by higher operating expenses.





                                      6




The Nine Months Ended March 31, 2000 Compared with Nine Months Ended March 31, 1999.

The Company's net sales for the nine months ended March 31, 2000 decreased $283,500 (11.8%) from the comparable period last year primarily due to the low sales during the first two quarters of the current fiscal year. Such loss in sales was primarily due to the loss of sales to VWR and fewer orders from other customers. The gross profit percentage of 31.7% for the nine months ended March 31, 2000 decreased from 35.3% for the comparable period last year mainly because of the lower sales.

Research and development expenses of $224,900 for the nine months ended March 31, 2000 increased $66,200 (41.7%) from $158,700 for the comparable period last year primarily as a result of increased activity related to a new product, the Enviro-Genie (trademark).

As a result of the litigation costs, lower sales and higher research and development expenses during the nine months ended March 31, 2000, the Company reflected a loss before income taxes of $187,600 for the nine months ended March 31, 2000, compared to income before income taxes of $3,500 for the comparable period last year.









                                   7
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1999, Troemner began supplying VWR, the Company's second largest customer in terms of net sales, with a vortex mixer which the Company believed violated the trade dress rights of the Company's
Vortex-Genie 2 (registered trademark) mixer and one of the Company's utility patents. The Vortex-Genie 2 (registered trademark) mixer and related accessories which the Company sold to VWR as their private label mixer for many years is the Company's primary product which accounted for approximately 97% of the Company's total net sales for the fiscal year ended June 30, 1999.
The Company also learned that Troemner began soliciting business from the Company's other customers for Troemner's vortex mixer at a markedly lower price than the Vortex-Genie 2 (registered trademark) mixer.
As a result, on January 26, 1999, the Company filed a complaint against VWR and Troemner in the United States District Court for the Eastern District of New York (the "District Court"), alleging, among other things, that VWR's and Troemner's manufacture, sale, promotion, and distribution of a vortex mixer called the "VWRbrand Mini-Vortexer" infringes the Company's trade dress rights in the housing configuration of the Vortex-Genie 2 (registered trademark) mixer, infringes one of the Company's patents, and constitutes unfair competition. The Company sought an award for monetary damages trebled, recovery of its attorneys' fees and expenses, as well as permanent injunctive relief.

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

On December 1, 1999 a settlement agreement was reached among the parties. Under the settlement, VWR and Troemner agreed not to manufacture, sell or distribute any vortex mixer that infringes the Company's trade dress in the housing configuration of the Vortex-
Genie 2 (registered trademark) mixer and, for a limited time, whose accessories are interchangeable with the Vortex-Genie 2 (registered trademark) mixer's accessories. Troemner and VWR also agreed not to sell the original VWRbrand (registered trademark) Mini-
Vortexer manufactured by Troemner. Troemner will be entitled to manufacture, market and sell to VWR, and VWR will be entitled to continue to market and sell the modified version of Troemner's
VWRbrand (registered trademark) Mini-Vortexer. The VWRbrand Mini-Vortexer will include the existing coupling under a patent license from the Company. In addition, VWR will begin purchasing vortex mixers from the Company under the Company's own brand. The settlement agreement included an immediate purchase commitment from VWR of $200,000 which includes significant quantities of the Vortex-Genie 2 (registered trademark) mixer, and to a lesser extent quantities of the Company's new products, the Roto-Shake Genie (trademark) and the Enviro-Genie (trademark). The settlement agreement included a cash payment of $250,000 from Troemner and certain promotional considerations from VWR amounting up to a maximum of $250,000 based on a percentage of sales of the Company's products. The promotional activities are to be performed during 2000, 2001, and 2002.


ITEM 2. CHANGES IN SECURITIES     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting was held on January 6, 2000.
At this meeting, two Class C Directors, Lowell A. Kleiman and
Roger B. Knowles were elected to the Company's Board of Directors to serve until the election and qualification of their respective successors. There was a total of 651,974 "For" votes, 2,679 "Withheld" votes, and 1,522 "Abstain" votes, for Lowell A. Kleiman, and 644,422 "For" votes, 10,231 "Withheld" votes, and 1,522 "Abstain" votes for Roger B. Knowles. The other directors whose terms of office as directors continued after the meeting are Arthur M. Borden, James S. Segasture, and Joseph I. Kesselman. In addition, the appointment of Nussbaum, Yates & Wolpow as the Company's independent accountants for the fiscal year ending June 30, 2000 was ratified.

ITEM 5. OTHER INFORMATION         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits:                Exhibit 27 - Financial Data
                                  Schedule

 (b)     Reports on Form 8-K:     None















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






                               Scientific Industries, Inc.
                               ---------------------------
                               Registrant

                               /s/
                               ---------------------------
Date:  May 12, 2000            Lowell A. Kleiman
                               President and Treasurer
                              (Chief Executive and Financial Officer)


                               /s/
                               ---------------------------
Date:  May 12, 2000            Helena R. Santos
                               Controller and Assistant Treasurer
                              (Principal Accounting Officer)








                                   10