Form 10KSB/A
period 1999-06-30
SCIENTIFIC INDUSTRIES INC
filed 2000-05-24
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB/A
                            AMENDMENT NO. 2


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Results of Operation. Net sales for fiscal year ended June 30, 1999 ("fiscal 1999") decreased $243,400 (7.1%) compared to last year primarily as a result of the loss of sales to VWR. Sales to VWR for fiscal 1999 decreased $506,000 compared to the prior year, primarily as a result of VWR's decision to purchase vortex mixers from Troemner instead of the Company. However, sales to all other domestic and foreign customers increased approximately 10% over the prior year. Our previously announced new products, the Roto-Shake Genie(trademark) rotator/rocker and the TurboMix (trademark) attachment for our vortex mixer accounted for approximately 4% of our net sales for fiscal 1999. The gross profit percentage of 35.3% for fiscal 1999 decreased from 38.6% for the fiscal year ended June 30, 1998 ("fiscal 1998"), mainly due to the loss of sales to VWR. Even though sales to VWR decreased, the Company's factory overhead and labor costs remained unchanged thereby causing a decrease in gross profit. The Company's relatively small size, generally, does not allow for factory overhead and labor costs to vary. In addition, the Company's rent, utilities, and insurance are fixed costs.
The increase in sales to all other customers was not sufficient to absorb the factory costs.

  General and administrative expenses decreased $117,500 (14.1%) for fiscal 1999 compared to last year due to lower personnel related costs, fewer expenses related to the pursuit of external business opportunities, and lower general legal expenses. One of the Company's employees was on a disability leave of absence during fiscal 1999. The Company did not incur the related salary and tax expense during fiscal 1999 and therefore the Company had lower personnel related costs. While proceedings against VWR and Troemner are ongoing, the Company stopped pursuing external business opportunities in order to focus on protecting the Company's existing business. See Item 3 for additional information regarding this litigation. During fiscal 1998, the Company retained new outside general legal counsel and incurred higher than usual general legal expenses while the new attorneys reviewed and became familiar with the Company. The Company's general legal expenses returned to normal levels for fiscal 1999.

  Selling expenses decreased $17,900 (12.9%) compared to fiscal 1998 primarily as a result of lower promotional expenses for the vortex mixer. Prior to fiscal 1999, the Company ran an ongoing promotional program with VWR for its Vortex-Genie 2 (registered trademark) mixer. As a result, the Company's selling expenses during fiscal 1999 were lower than their normal level.

  Research and development expenses increased $20,700 (11.8%) for fiscal 1999 compared to fiscal 1998 due to the Company's continued commitment to the development of new products. The Company intends to continue investing in research and development activities at approximately the same rate in fiscal 2000.

  The litigation costs of $519,100 in fiscal 1999 incurred in connection with the litigation with VWR and Troemner combined with the lost profits associated with the lost sales to VWR as well as lower selling prices in the later part of the fiscal year resulting from price pressures brought on by Troemner, resulted in a loss before taxes of $390,600 for fiscal 1999 compared to income before taxes of $210,200 for fiscal 1998. The pricing pressures brought on by Troemner affected the Company's gross profit because Troemner began soliciting business from the Company's other customers by offering Troemner's vortex mixer at a markedly lower price than the Company's Vortex-Genie 2 (registered trademark) mixer. The effect of this price reduction on the Company's future net sales, gross profit, and net income is uncertain. Future sales and profits may be substantially lower if the lower prices are not offset by additional orders from the Company's distributor customers. There can be no assurance that the Company will not continue to experience a shortfall in net sales or that any price reduction will be offset by increased sales volume. It is likely that net sales and gross profits will be lower, but the Company is unable to quantify these amounts.

  The Company is unable to predict the future financial impact the litigation will have due to the uncertainty of its outcome.  See Item 3 for
additional information regarding the litigation.   The Company reflected a
tax benefit of $43,000 for fiscal 1999 compared to a tax expense of $29,700 for fiscal 1998. The Company's effective tax rates were as follows: (11.0%) for fiscal 1999 and 14.0% for fiscal 1998. For fiscal 1999, the effective tax rates differed from the statutory rates due primarily to the valuation allowance for deferred income tax assets, research and development credits, non-taxable interest income and differences due to graduated tax rates.
For fiscal 1998, the effective tax rates differed from the statutory rates due primarily to research and development credits, non-taxable interest income and differences due to graduated tax rates.

  As of June 30, 1999 the Company had net operating loss and tax credit carryforwards of approximately $108,000 and $11,900, respectively, expiring in 2019 and 2014, respectively, which were accounted for as deferred tax assets. A valuation allowance has been recognized to offset the full amount of the Company's net deferred tax assets as of June 30, 1999 due to the uncertainty of realizing these assets in the future. The realization of the deferred tax assets depends on future income. Therefore, an assessment was made as to whether, in the judgment of management, income in future years will be sufficient to realize the deferred tax assets. It was determined based on consideration of positive and negative factors that it is more likely than not that the deferred tax assets will not be realized. The positive factors included a history of positive earnings, the success of the Vortex-Genie 2(registered trademark) mixer and the Company's current financial position. The negative factors included the continuing high litigation expenses, uncertainty as to the outcome of the litigation, the Company's revenues are generated primarily from one single product, the loss of the Company's second largest customer, greater dependence on an existing large customer, likely future losses from operations, and trade dress and patent vulnerability.

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



Date:  November 9, 1999

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



/s/ Nussbaum, Yates & Wolpow, P.C.
----------------------------------

Melville, New York

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
     Investing activities:
      Purchase of investment securities,(  1,193,700) (1,650,700)
       principally held to maturity
      Redemption of investments,
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

     The Company has elected to continue to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. Pursuant to APB Opinion No. 25, no compensation expense is recognized for optons granted under fixed plans when the option price is not less than the fair market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 1999 and 1998, respectively:

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