Form 10KSB
period 2000-06-30
SCIENTIFIC INDUSTRIES INC
filed 2000-09-27
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

     X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934
                    For the fiscal year ended       June 30, 2000

                                             -----------------------
       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934
        For the transition period from              to
                                       ------------    -------------

            Commission file number      0-6658
                                   ---------------------------------
                      SCIENTIFIC INDUSTRIES, INC.
             ---------------------------------------------
             (Name of Small Business Issuer in Its Charter)

       Delaware                                   04-2217279
 ------------------------------                   -------------------
 (State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)

Airport International Plaza,
70 Orville Drive, Bohemia, New York                  11716
-----------------------------------                ---------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number (631) 567-4700
      			   -----------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class        Name of each exchange on which registered
           None                                   None
 -------------------        -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

              Common Stock, par value $.05 per share
              --------------------------------------
                         (Title of Class)
					  -
              --------------------------------------
                         (Title of Class)

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

Issuer's revenues for its most recent fiscal year. $3,005,400

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 25, 2000 is $455,400.

The number of shares outstanding of the issuer's common stock, par value $.05 per share ("Common Stock") as of August 25, 2000 is 835,540 shares.

               DOCUMENTS INCORPORATED BY REFERENCE

None.


Transitional Small Business Disclosure Format (check one):
                 Yes [   ]        No [ X ]


                              PART I

Item 1.  Description of Business.

  General. Scientific Industries, Inc., (the "Company"), a Delaware corporation, formed in 1954 is engaged in manufacturing and marketing laboratory equipment consisting primarily of a vortex mixer, the Vortex-Genie 2 (registered trademark), and related accessories
(devices used to mix the contents of test tubes, beakers and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds). During the past three years, the Company has been developing new products, which include the Roto-Shake Genie (trademark), a multi-purpose rotator/rocker, and most recently a new multi-functional incubator/refrigerator referred to as the Enviro-Genie (trademark).
The Enviro-Genie (trademark) is an innovative new product comprising of a unique environmentally controlled benchtop 5-in-1 refrigerator/incubator/rotator/rocker/stirrer designed for the study of micro-organisms and cell growth under strictly controlled conditions of
temperature and agitation.   Unlike the Company's other products, the
Company expects customers to view the Enviro-Genie (trademark) as a piece of capital equipment which generally costs more and therefore is subject to stricter budgetary controls. As a result, quantities sold tend to be less. However, the per unit profit amount tends to be larger.

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


  Raw Materials. The Company currently manufactures its products from readily available components supplied by various independent contractors, and does not rely on any one principal supplier, except where it's not practicable to have multiple suppliers.

  Patents, Trademarks, Licenses and Franchises.  The Company has a
U.S. Patent on a utilitarian feature of its Vortex-Genie 2 (registered trademark) mixer. This patent expires on November 2, 2005. The Company licenses this patent on a non-exclusive basis through its expiration to Troemner, Inc., ("Troemner"), under the settlement agreement referred to in Note 13 of the financial statements in Item 7. The Company also has a patent for the TurboMix (trademark) expiring in September, 2015, which is an attachment to the existing Vortex-Genie 2 (registered trademark) mixer. In addition, during the past fiscal year, the Company acquired a new patent on the Roto-Shake Genie (trademark) which expires in July 2016. The Company intends to file additional patent applications, when appropriate, for technology and products which it considers important for the protection of its business. Litigation to defend against or assert claims of infringement or otherwise related to proprietary rights could result in substantial costs to the Company. Refer to Note 13 of the financial statements in Item 7 for additional information regarding patent-related litigation.

  The Company has various proprietary marks including Vortex-Genie 2 (registered trademark), TurboMix (trademark), Roto-Shake Genie
(trademark), and Enviro-Genie (trademark) which it considers important to the success of its products.

  Seasonality. The Company does not consider its business to be seasonal.

  Largest Customers. Two of the Company's customers, Fisher Scientific Company ("Fisher") and VWR Scientific Products ("VWR"), both of which are U.S. distributors for the Company, accounted for approximately 38% and 6% respectively, of the Company's net sales for the fiscal year ended June 30, 2000, ("fiscal 2000"). The Company sells primarily the Vortex-Genie 2 (registered trademark) mixer and related accessories, to Fisher and VWR. The loss of any of these customers would have a material adverse effect upon the business of the Company. At the end of calendar year 1998, VWR informed the Company that it would no longer be purchasing the Vortex-Genie 2 (registered trademark) mixer from the Company as their private label vortex mixer effective January 1, 1999. However, during fiscal year 2000 the Company began selling the Scientific Industries brand Vortex-Genie 2 (registered trademark) mixer to VWR. Refer to Note 13 of the financial statements in Item 7 for additional information regarding VWR.

  Backlog. The Company's backlog is not significant because the Company's current line of products is comprised of standard catalog items. The typical lead time is approximately two weeks, and backlog is kept to no more than three weeks.

  Competition.   The Company dominates the vortex mixers market in
the U.S. and is widely recognized in the international vortex mixers market. Most of the Company's competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon quality, technical specifications and price. In the general area of laboratory equipment, the Company's major competitors are Barnstead/Thermolyne Corporation, a subsidiary of Sybron International, IKA, a German corporation, and Troemner.

  Research and Development. The Company incurred research and development expenses of $285,900 during fiscal 2000 compared to $195,400 during the fiscal year ended June 30, 1999, ("fiscal 1999"), in connection with the development of new products. Refer to Item 6 for detailed information regarding the Company's research and development activities.

  Government and Environmental Regulation. The Company does not require any government approval of any of its principal products. The Company's manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed federal, state, and local regulations designed to protect the environment, to establish occupational safety and health standards and to cover other matters. The Company believes that its operations are in compliance with such existing regulations. The cost to comply with environmental and occupational safety and health laws pertaining to federal, state, and local laws is not significant to the Company.

  Employees. At the end of fiscal 2000, the number of total persons employed by the Company was 22, of which 20 were employed by the Company on a full-time basis. On August 25, 2000, the Company employed 21 full-time persons and two part-time persons. None of the Company's employees are represented by any unions.

Item 2.  Description of Property.

  As of August 25, 2000, the Company's offices and manufacturing facilities consisted of the following:


                                   Square     Lease          Annual
Location of           	Use of     Feet       Expiration     Rental
Space                   Space      (Approx.)  Date           Payments(*)
-----------------       ---------  ---------  ----------	 ----------
70 Orville Drive      Executive      25,000    December 31,   $212,700
Bohemia, NY 11716     Offices/                 2004
                      Manufact-
                      uring

(*)  Reflects future minimum rental payments for fiscal year 2001.

  The offices and manufacturing facilities leased by the Company are suitable and adequate for such use. In the opinion of management, the property is adequately covered by insurance.

  See Note 8 to the Financial Statements for information about the Company's lease obligations.


Item 3.     Legal Proceedings.

  The Company is not a party to any pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                             PART II

Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters.

    (a) The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the
		low and high bid quotations for each quarter of fiscal 2000
            and fiscal 1999, as reported by the National
            Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

            For Fiscal Quarter Ended:         Low Bid        High Bid
            -------------------------         ---------      --------
                    09/30/98                1 3/4        1 15/16
                    12/31/98                1 3/4        1 3/4
                    03/31/99                  21/32      1 3/4
                    06/30/99                  3/8          23/32
                    09/30/99                  17/32        23/32
                    12/31/99                  11/32        0/16
                    03/31/00                  3/8        1
                    06/30/00                  3/4        1

(b) There were, as of August 25, 2000, 903 record holders of the Company's Common Stock.

(c) The Company paid no dividends during the last two fiscal years. Although the Company paid no dividends on its common stock, there are no limitations on its ability to do so.

  Item 6.     Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operation. Net sales for fiscal 2000 decreased slightly compared to last year primarily as a result of the decreased sales to VWR. VWR, the Company's second largest customer, decided to purchase their private labeled vortex mixers from Troemner instead of the Company. As discussed in detail in footnote 13 of the financial statements in Item 7, the Company filed a complaint against VWR and Troemner in January 1999 and a settlement was reached in December 1999. Our previously announced new products, the Roto-Shake Genie (trademark) rotator/rocker and the TurboMix (trademark) attachment for our vortex mixer accounted for approximately 5% of our net sales for fiscal 2000 compared to 4% for fiscal 1999. The gross profit percentage of 33.8% for fiscal 2000 decreased from 35.3% for fiscal 1999 primarily as a result of lower selling prices resulting from price pressures brought on by Troemner.

Research and development expenses increased $90,500 (46.3%) for fiscal 2000 compared to fiscal 1999 as a result of increased activity related to the Company's new product, the Enviro-Genie (trademark), which the Company began marketing during the last fiscal year, and expects to begin producing in the first half of fiscal year 2001. Unlike the Company's other products, the Company expects customers to view the Enviro-Genie (trademark) as a piece of capital equipment which generally costs more and therefore is subject to stricter budgetary controls. As a result, quantities sold tend to be less. However, the per unit profit amount tends to be larger.
The Company intends to continue investing in research and development activities at approximately the same rate in fiscal year 2001.

The Company incurred $262,600 in litigation costs in fiscal 2000 and $519,100 in fiscal 1999 in connection with the litigation discussed in footnote 13 of the financial statements in Item 7, which was settled during fiscal 2000. The proceeds from the litigation settlement in the amount of $250,000 pertain to the cash portion of the settlement agreement. Interest and other income decreased because the Company's holdings in investment securities were lower compared to fiscal 1999 as a result of the cash outflow for litigation expenses.

The Company incurred no income tax expense in fiscal 2000 due to the loss, and a tax benefit of $43,000 in fiscal 1999. The Company's effective tax rates were as follows: (0.0%) for fiscal 2000 and (11.0%) for fiscal 1999. The effective tax rates differed from the statutory rates for both years primarily due to the valuation allowance for deferred income tax assets and research and development credits. As of June 30, 2000 the Company had net operating loss and tax credit carryforwards of approximately $260,000, $114,000 expiring in 2019 and $146,000 expiring in 2020. In addition, as of June 30, 2000, the Company had tax credit carryforwards of $29,500, $11,900 expiring in 2014 and $17,600 expiring in 2015.
Such carryforwards were accounted for as deferred tax assets.
A valuation allowance has been recognized to offset the full amount of the Company's net deferred tax assets as of June 30, 2000 and 1999 due to the uncertainty of realizing these assets in the future.
The realization of the deferred tax assets depends on future income. Therefore, an assessment was made as to whether, in the judgment of management, income in future years will be sufficient to realize the deferred tax assets. It was determined based on consideration of positive and negative factors that it is more likely than not that the deferred tax assets will not be realized. The positive factors included: the success of the Vortex-Genie 2 (registered trademark) mixer; the litigation settlement; and the development of new products for product line diversification. The negative factors included: the net loss for both fiscal years 2000 and 1999; the fact that 95% of net sales are derived from one single product which now faces increased competition; significantly lower sales to VWR; increased reliance on the Company's existing largest customer; and the long time period required to establish new products.

Liquidity and Capital Resources. The Company's working capital for fiscal 2000 decreased $96,800 to $1,155,600 as compared to $1,252,400 for fiscal 1999, primarily due to the litigation costs related to the litigation discussed in Note 13 of the financial statements in Item 7. The litigation costs had a material impact on the Company's liquid resources. However, management believes that it will be able to meet its cash flow requirements during the next fiscal year from its available financial resources which may include future cash generated from operations and its cash and cash equivalents and investment securities. In addition, the Company has available a secured bank line of credit of $200,000 with North Fork Bank. The credit line expires on November 1, 2000 and carries interest at prime plus 1%. The Company could utilize the proceeds of these amounts for working capital needs.
The Company has not utilized this credit line.

  Capital Expenditures. During fiscal 2000, the Company did not incur any material capital expenditures. The Company does not expect to incur in the normal course of business any material capital expenditures during fiscal 2001. It is anticipated, as in past fiscal years, that the funds for such expenditures, if any, will be funded from the Company's operations or available working capital.

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

Item 7.     Financial Statements.

The Financial Statements required by this item are attached hereto on pages F1-F19.

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

Arthur M. Borden, Esq. (age 80) has been partner and counsel to Rosenman & Colin LLP during the past five year period. Mr. Borden was first elected to the Board of Directors of the Company in 1974 and his term as director expires at this year's annual meeting.

James S. Segasture (age 64) has been a private investor since
February 1990. Mr. Segasture was first elected to the Board of Directors of the Company in 1991 and his term as director expires at this year's annual meeting.

Joseph I. Kesselman (age 75) is a consultant to various corporations, and a director of Nuclear and Environmental Protection Inc., Perrot Duval Holding S.A. (a Swiss public company) and Infranor Inc. (a developer and manufacturer of servo systems).
Prior to November 1994, he was both Chairman and Chief Executive Officer of Greentree Software, Inc. (a developer and provider of proprietary inventory control software) and during the last year, he acted as a consultant to that company. Mr. Kesselman was first elected to the Board of Directors of the Company in 1961 and his current term as director expires in 2001.

Lowell A. Kleiman (age 59) has been employed by the Company for over thirty years, and has been President since September 1974. Mr. Kleiman was first elected to the Board of Directors of the Company in 1970 and his current term as director expires in 2002.

Roger B. Knowles (age 75) is semi-retired.  During the past five year period, he was President of various corporations, including Conductive Systems, Inc. (a manufacturer of EMI and RFI shielding material), and G.H. Realty Company (real estate), and a director of
Ionic, Inc. (an investment company).   Mr. Knowles was first elected
to the Board of Directors of the Company in 1965 and his current term as director expires in 2002.

Executive Officers
------------------
Lowell A. Kleiman, President (age 59) is the President and
Treasurer of the Company. Biographical information for Mr. Kleiman is set forth under Item 10.

Helena R. Santos, CPA (age 36) has been employed by the Company since 1994, and has served as Vice President, Controller since 1997. Ms. Santos is responsible for inventory control, administrative and all accounting and financial reporting functions. Prior to joining the Company, Ms. Santos was an internal auditor with a major defense contractor, and prior to that was employed in public accounting.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Based solely on the Company's review of Forms 5 thereto furnished to the Company during its most recent fiscal year with respect to its most recent fiscal year, the Company believes that, for the period July 1, 1999 to June 30, 2000, all filing requirements of Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and 10% stockholders were complied with, other than the non-timely filing of a Form 5 by Mr. Knowles.
The filing was effected prior to the filing of this form 10-KSB.


Item 10.    Executive Compensation.

The following table summarizes all compensation paid by the Company to Lowell A. Kleiman with respect to each of the three fiscal years ended June 30, 2000 for services in all capacities as the Company's chief executive officer and President. No other executive officer earned in excess of $100,000 in any of such fiscal periods.


                         Summary Compensation Table

                           Annual Compensation
 --------------------------------------------------------------------

                                                            All Other
Name and Principal    Year      Salary         Bonus        Compen-
Position                          $              $          sation

------------------    ----      --------       --------     ---------
Lowell A. Kleiman     2000      $160,000      $   -          $3,200(1)
CEO, President        1999      $160,000      $   -          $3,200(1)
                      1998      $160,000      $   -          $3,200(1)


(1) Represents the Company's matching contribution to Mr. Kleiman's account under the Company's 401(k) Plan.


Aggregated Option Exercises in Last Fiscal Year And FY-End Option
Values

						  Number of
                   Shares of          Securities        Value of
                   Common             Underlying        Unexercised
                   Stock              Unexercised       in-the-Money
                   Acquired    Value  Options           Options
                   on          Real-  at FY-End (#)     at FY-End($)
                   Exercise    ized   Exercisable/      Exercisable/
Name               #)          ($)    Unexercisable     Unexercisable(1)
---------          ---------    ----- -------------     ----------------
Lowell A. Kleiman  N/A            -    60,000/10,000    $59,600/0(2)

(1) Calculated by multiplying the number of shares of Common Stock subject to options by the difference between the market price and exercise price, per share, on June 30, 2000.

(2) On June 30, 2000 the market price of $1.34 was lower than the exercise price of $1.50.

Directors' Compensation
-----------------------
The Company currently pays each non-employee director a quarterly retainer of $750 and a fee of $500 for each meeting attended, plus reimbursement for out-of-pocket expenses incurred in connection with attendance of board meetings in the amount of $50 or the director's itemized expenses, whichever is greater.

During the fiscal year ended June 30, 2000, the Company paid fees in the amount of $14,000 to non-employee directors.

On February 11, 1992, before the adoption of the Company's 1992 Stock Option Plan, the Company issued to each of its four non-employee directors, Messrs. Arthur M. Borden, Joseph I. Kesselman, Roger B. Knowles and James S. Segasture, ten year non-qualified options to purchase 12,000 shares of Common Stock, 4,000 shares of Common Stock of which were immediately exercisable, 4,000 shares of Common Stock of which were fully exercisable on and after the first anniversary of the date of such grant and 4,000 shares of Common Stock which were fully exercisable after the second anniversary of the date of such grant; all such options were exercisable at $.35. In March of 1993, Messrs. Borden, Kesselman and Segasture each exercised 8,000 shares of Common Stock pursuant to such options.

The Company's 1992 Stock Option Plan called for options to purchase 3,000 shares of Common Stock at the then fair market value to be issued each March for four years to each non-employee director who was on the Board of Directors on the first business day of each March, beginning in March 1993. In addition, in December 1997, the Board of Directors approved the issuance of an annual grant of options to purchase 4,000 shares of Common Stock for each non-employee director beginning in December 1997 at the fair market value on the date of grant. The fair market value per share of Common Stock on the date of grant was $.829 in fiscal 2000, $1.875 in 1999, $2.00 in 1998, $1.2813 in 1996, $1.3125 in 1995,
$.9375 in 1994, and $.50 in 1993. All options were immediately exercisable.

Employment Agreement
--------------------
On June 23, 2000 the Company extended an employment contract with its President through June 30, 2002. The contract provides for an annual salary of $160,000 beginning in fiscal 1998 and also granted Mr. Kleiman a five-year stock option for 10,000 shares of Common Stock exercisable under certain circumstances. The contract contains provisions regarding his termination of employment, within three years following any change of control (as defined therein), under which the Company is obligated to pay Mr. Kleiman additional compensation consisting of a base amount representing his annual salary and other benefits for the period between the date of his termination of employment and three years from any change of control subject to the limitation of it not exceeding 2.99 times the base amount. The other benefits include continued use of a Company car, four weeks paid vacation each year and, in the event that Mr. Kleiman should die within the employment period, the payment to his widow, if living, or, if not, to his legal representatives, of $5,000 as soon as practicable and an amount equal to Mr. Kleiman's current annual salary payable in monthly installments. In such event, if the Company receives $500,000 of insurance proceeds, less any expenses incurred therein, $50,000 of those benefits will be paid to his beneficiary as above. The Company is the beneficiary for the balance of the insurance proceeds.


Item 11.    Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth, as of year end, the number of shares of Common Stock beneficially owned by (i) the persons known to the Company to be the owners of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, identified in the Summary Compensation table included elsewhere herein, and (iv) all directors and executive officers as a group.


                                Sole Voting and Dispositive Power
                                ---------------------------------




Five Percent Stockholders,
Directors and Executive
 Officers:                           Number         Percentage Of
Class
-------------------------            --------       ----------------
Class A Directors:
------------------
Arthur M. Borden                     54,540 (1)            6.3%

James S. Segasture                  168,757 (1)           19.5%
 (and Kristine K. Segasture)

Class B Director:
-----------------
Joseph I. Kesselman                  55,520 (2)            6.4%

Class C Directors:
------------------

Lowell A. Kleiman                   149,581 (3)           16.5%

Roger B. Knowles                     83,705 (4)(5)         9.6%

All current directors and           562,418 (6)(7)        52.3%
executive officers as a
group

(1) Includes 28,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(2) Includes 28,000 shares of Common Stock issuable upon exercise of currently exercisable options. Includes 735 shares of Common Stock owned jointly with Mrs. Kesselman.
(3) Includes 70,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(4) Includes 44,158 shares of Common Stock owned by Mrs. Knowles; includes 1,337 shares of Common Stock owned by a trust of which Mr. Knowles is a trustee, beneficial ownership of which is disclaimed by Mr. Knowles.
(5) Includes 36,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(6) Includes 240,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(7) Includes 50,000 shares of Common Stock issuable upon exercise of currently exercisable options granted to executive officers who are not directors.


Item 12.    Certain Relationships and Related Transactions.

  During the last two years, there were no transactions or proposed transactions between the Company and any director, executive officer, nominee for election as a director, security holder, or any member of their immediate families.

Item 13.    Exhibits and Reports on Form 8-K.

(a) Exhibits

    The exhibits to this report are listed in the Exhibit Index at the end of this report.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of fiscal 2000 covered by this report with the Commission.






                           SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 SCIENTIFIC INDUSTRIES, INC.
                 (Registrant)

                 /s/ Lowell A. Kleiman
                 ---------------------------
                 Lowell A. Kleiman
                 President and Treasurer
                 Principal Executive and Financial Officer



                 /s/ Helena R. Santos
		     ----------------------------
                 Helena R. Santos
                 Vice President, Controller
                 Principal Accounting Officer


Date:  September 27, 2000

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                     Date
-----------------          -------------------       ------------------
/s/ Lowell A. Kleiman      President, Treasurer      September 25, 2000
Lowell A. Kleiman          and Director
                           (Principal Executive
                            and Financial Officer)


/s/ Arthur M. Borden       Director                  September 25, 2000
Arthur M. Borden


/s/ Joseph I. Kesselman    Director                  September 25, 2000
Joseph I. Kesselman


/s/ Roger B. Knowles       Director                  September 25, 2000
Roger B. Knowles


/s/ James S. Segasture     Director                  September 25, 2000
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

			Extension of employment contract between the Company and Lowell A. Kleiman filed herewith.

      21		Subsidiaries of the Registrant

			Scientific Packaging Industries, Inc., a New
			York corporation, is a wholly-owned subsidiary of the Company, and does business under the name "Scientific Packaging Industries".

      27          Financial Data Schedule filed herewith.






                                                     (Exhibit 10)



           EMPLOYMENT AGREEMENT OF LOWELL A. KLEIMAN
                      EXTENSION AGREEMENT


AGREEMENT made this 23rd day of June, 2000 and effective on the 1st day of July, 2000, by and between SCIENTIFIC INDUSTRIES, INC., (the "Company") and LOWELL A. KLEIMAN ("Employee").

  As approved by the Board of Directors of the Company, the employment agreement between the Company and Employee dated December 24, 1992 as amended and extended on August 14, 1997 and further amended on November 20, 1997 and the supplemental compensation agreement dated January 1, 1993 and extended on August 14, 1997 are hereby extended in all respects and unless further extended shall terminate on June 30, 2002.



In WITNESS WHEREOF, the parties have executed this Extension
Agreement this 23rd day of June, 2000.

                                SCIENTIFIC INDUSTRIES, INC.



                                By:     /s/ Helena R. Santos
                                        Helena R. Santos,
                                        Assistant Secretary

Accepted and agreed to: (employee):



/s/ Lowell A. Kleiman
Lowell A. Kleiman



















Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Scientific Industries, Inc. and subsidiary
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiary as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/   Nussbaum Yates & Wolpow, P.C.
Nussbaum Yates & Wolpow, P.C.
Melville, New York

August 18, 2000










               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND 1999

                                  ASSETS
                               -----------

                                      2000             1999
                                   -----------    -----------
Current assets:
     Cash and cash equivalents     $   394,600    $   229,100
     Investment securities             171,600        522,500
     Trade accounts receivable,
      less allowance for doubtful
      accounts of $7,400 in 2000
      and 1999                         319,900        323,000
     Inventories                       416,900        366,000
     Recoverable income taxes             -           102,000
     Prepaid expenses and other
      current assets                    26,900         48,300
                                   -----------    -----------
      Total current assets           1,329,900      1,590,900
                                   -----------    -----------

Property and equipment, net            182,300        180,500
                                   -----------    -----------
Other assets and deferred charges:
     Intangible assets, less
      accumulated amortization of
      $17,700 and $57,700 in
      2000 and 1999                     18,700         42,500
     Other                             159,200        144,100
                                   -----------     ----------
                                       177,900        186,600
                                   -----------     ----------
                                    $1,690,100     $1,958,000
                                   ===========     ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
     Accounts payable              $    84,000    $   244,000
     Accrued expenses                   90,300         94,500
                                   -----------    -----------
     Total current liabilities         174,300        338,500

Deferred compensation                  106,500         94,300
                                   -----------    -----------

Commitments and contingencies

Shareholders' equity:
     Common stock, $.05 par value;
      authorized 7,000,000 shares;
      issued 855,342 shares in 2000
      and 1999				    42,800		 42,800
     Additional paid-in capital        869,500        869,500
     Accumulated other comprehensive
      loss, unrealized holding loss
      on investment securities      (    4,600)    (    1,000)
     Retained earnings                 554,000        666,300
                                     ---------      ---------
                                     1,461,700      1,577,600
     Less common stock held in
      treasury, at cost,
      19,802 shares                     52,400         52,400
                                     ---------      ---------
                                     1,409,300      1,525,200
                                     ---------      ---------
                                    $1,690,100     $1,958,000
                                    ==========     ==========


          See notes to consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED JUNE 30, 2000 AND 1999

                                       2000           1999
                                    ----------     ----------
Net sales                          $3,005,400      $3,171,300

Cost of sales                       1,988,600       2,053,000
                                   ----------      ----------
Gross profit                        1,016,800       1,118,300
                                   ----------      ----------
Operating expenses:
     General and administrative       730,700         717,100
     Selling                          116,100         121,300
     Research and development         285,900         195,400
                                   ----------      ----------
                                    1,132,700       1,033,800
                                   ----------      ----------
Income (loss) from operations     (   115,900)         84,500
                                   ----------      ----------

Other income (expenses):
     Litigation settlement
      proceeds                        250,000            -
     Litigation costs            (    262,600)   (    519,100)

     Interest and other income         16,200          44,000
                                 ------------       ---------
                                        3,600    (    475,100)
                                 ------------       ---------
Loss before income
 taxes (benefit)                 (    112,300)   (    390,600)
                                 ------------       ---------
Income taxes (benefit):
     Current                             -       (     86,900)
     Deferred                            -             43,900
                                 ------------       ---------
                                         -       (     43,000)
                                 ------------       ---------
Net loss                         ($   112,300)   ($   347,600)
                                  ===========     ===========

Net loss per
 common share - basic            ($       .13)   ($       .42)
                                 ============     ===========
Net loss per
 common share - diluted          ($       .13)   ($       .42)
                                 ============     ===========

              See notes to consolidated financial statements
                               F-3


        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           YEARS ENDED JUNE 30, 2000 AND 1999



                                                          Accumulated
                                             Additional   Other
                            Common Stock     Paid-in      Comprehensive
                            --------------   Capital      Income (Loss)
                            Shares  Amount
                            ------ -------   ----------   -------------

Balance, July 1, 1998      854,374 $42,700    852,500       $ 3,400


Net loss                    -       -          -               -
Other comprehensive loss:
 Unrealized holding gains
  arising during period       -       -          -              600
 Less: reclassification adjust-
  ment for gains included in
  net loss                    -       -          -        (   5,000)
Comprehensive loss            -       -          -             -
Exercise of stock options      968     100     17,000          -
                          -------- -------   ----------    ------------
Balance, June 30, 1999     855,342  42,800    869,500     (   1,000)
                          -------- -------   --------      ------------
Net loss                      -       -          -             -
Other comprehensive loss:
 Unrealized holding losses
  arising during period       -       -          -        (   2,800)
 Less: reclassification
  adjustment for gains
  included in net loss        -       -          -        (     800)
Comprehensive loss            -       -          -             -
                          -------- -------   --------      ------------
Balance, June 30, 2000     855,342 $42,800   $869,500     ($  4,600)
                      	  ======== =======   ========      ============




        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
           YEARS ENDED JUNE 30, 2000 AND 1999

                                                          Total
                          Retained      Treasury Stock    Shareholders'
                          Earnings      Shares  Amount    Equity
                          --------      ------  ------    -------------
Balance, July 1, 1998    $1,031,000     19,802 $52,400    $ 1,877,200
                                                          -------------
Net loss                (  347,600)       -       -      (    347,600)
Other comprehensive loss:
 Unrealized holding gains
 arising during period         -          -       -               600
Less: reclassification
 adjustment for gains
 included in net loss          -          -       -      (      5,000)
                                                          -------------
Comprehensive loss             -          -       -      (    352,000)
                                                          -------------
Exercise of stock
 options                (   17,100)           -       -          -

                         -----------      ------  ------  -------------
Balance, June 30, 1999     666,300        19,802  52,400    1,525,200
                                                          -------------
Net loss                (  112,300)         -       -    (    112,300)
Other comprehensive loss:
 Unrealized holding losses
  arising during period       -             -       -    (      2,800)
 Less: reclassification
  adjustment for gains
  included in net loss        -             -       -    (        800)
                                                          -------------
Comprehensive loss            -             -       -    (    115,900)
                          --------       ------- -------  -------------
Balance, June 30, 2000   $ 554,000       19,802  $52,400  $ 1,409,300
                          ========       ======  =======  =============

               See notes to consolidated financial statements


                SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 2000 AND 1999


                                            2000         1999
                                         -----------  -----------

Operating activities:
 Net loss                               ($   112,300) ($ 347,600)
 Adjustments to reconcile net loss      ------------- -----------
  to net cash used in
  operating activities:
    Gain on sale of investments         (        800) (    5,000)
    Loss on disposal of fixed assets           6,300        -
    Depreciation and amortization             92,700      94,500
    Deferred income taxes                       -         43,900

    Changes in assets and liabilities:
        Accounts receivable                    3,100  (   53,700)
        Inventories                     (     50,900) (   25,000)
        Prepaid expenses and other           123,400  (   90,900)
         current assets                 (     15,100) (    8,500)
        Other assets                    (      8,500) (    8,500)
        Accounts payable                (    160,000)    135,400
        Accrued expenses                (      4,200) (   73,400)
        Customer advances                       -     (   15,200)
        Deferred compensation                 12,200       6,500
                                        -------------  ----------
               Total adjustments               6,700       8,600
                                        -------------  ----------
               Net cash used in
                operating activities    (    105,600) (  339,000)
                                        -------------  ----------
     Investing activities:
      Purchase of investment securities,
       principally held to maturity ( 159,600) (1,193,700) Redemption of investments,
       principally held to maturity          506,900   1,693,700
      Capital expenditures              (     74,800) (   91,100)
      Proceeds from sale of fixed
       assets                                  1,900        -
      Purchase of intangible assets     (      3,300) (    6,700)
                                        ------------- -----------
              Net cash provided by
               investing activities          271,100     402,200
                                        ------------- -----------
Net increase in cash and
 cash equivalents                            165,500      63,200

Cash and cash equivalents,
 beginning of year                           229,100     165,900
                                        ------------- -----------
Cash and cash equivalents, end of year  $    394,600  $  229,100
                                        ============= ===========
Supplemental disclosures of cash flow information:
     Cash paid for income taxes         $        400  $    3,200

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






1. Summary of Significant Accounting Policies (Continued)

     Income Taxes

     The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.
Deferred income taxes result principally from the timing of the deductibility of the rent accrual, inventory adjustments, deferred compensation, the use of accelerated methods of depreciation and amortization for tax purposes, and net operating loss and tax credit carryforwards.

     Stock-Based Compensation

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 to its stock options and other stock-based employee compensation awards and provide the pro forma disclosures required by SFAS No. 123.

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

     Net Loss Per Common Share

     Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares outstanding. Diluted net loss per share includes the dilutive effect, if any, of stock options.





1. Summary of Significant Accounting Policies (Continued)

     Comprehensive Income

     For the year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income in financial statements.


2.   Line of Business and Concentration of Credit Risk

     The Company is engaged in the manufacturing and marketing of scientific equipment for hospital and industrial laboratories and other healthcare related entities. The Company believes that it has only one reportable segment. Approximately 95% of all sales are generated from the Vortex-Genie 2 (registered trademark) mixer and related accessories. The Company does not obtain collateral for its accounts receivable.

     Certain information relating to the Company's export sales and principal customers are as follows:


                                    2000         1999
                                -----------   ----------

Export sales (net) (principally
 Europe and Asia)                $1,201,000   $1,166,100


Customers in excess of 10% of
 net sales:
  Largest in 2000 and 1999        1,128,200    1,154,000
  Second largest in 2000 and 1999   185,500      390,900








3.        Investment Securities


   Details as to investment securities are as follows:


                                Gross Cost or			Unrealized
                                Amortized        Fair       Holding
                                Cost             Value      Loss
                                -------------    ---------- ----------

At June 30, 2000:
-----------------
  Available for sale:
   Equity securities            $  20,700        $  16,100 ($  4,600)
                                =========        =========  ==========
  Held-to-maturity:
   State and municipal bonds   $   90,500        $  90,400 ($    100)
   Certificates of deposit         50,000           50,000      -
   Other bonds                     15,000           14,800 (     200)
                               ----------        ---------- ----------
                          	 $  155,500          155,200 ($    300)
                               ==========        ========== ==========


At June 30, 1999:
-----------------
  Available for sale:
   Equity securities            $  19,400        $   18,400 ($ 1,000)
                                =========        ==========  =========
  Held-to-maturity:
   State and municipal bonds    $ 471,100        $  471,100  $  -
   Certificates of Deposit         33,000            33,000     -
                                ---------        ----------  ---------
                                $ 504,100        $  504,100  $  -
                                =========        ==========  =========


4.   Inventories
                                             2000               1999

                                           --------           --------
     Raw materials                         $374,800           $301,300
     Work-in-process                         30,700             11,200
     Finished goods                          11,400             53,500
                                           --------           --------
                                           $416,900           $366,000
                                           ========           ========


                                     F-9
                                    -----






5.        Property and Equipment, Net


                           Useful Lives
                           (Years)        2000      1999
                           ---------- ----------  -----------

Computer equipment        3 - 5       $161,700   $150,600
Machinery and equipment   3 - 7        200,500    153,700
Furniture and fixtures    4 - 10        41,200     38,000
Leasehold improvements    3 - 8         34,900     32,400
                                      --------   --------
                                       438,300    374,700

Less accumulated depreciation and
  amortization                         256,000    194,200
                                      --------   --------
                                      $182,300   $180,500
                                      ========   ========



6.   Bank Line of Credit

The Company has a $200,000 secured bank line of credit collateralized by all the assets of the Company. The credit line expires on November 1, 2000 and bears interest at prime plus 1%. The Company did not utilize this credit line. To support the line of credit available, the Company is required to maintain 20% of the credit line in average monthly balances.


7.   Employee Benefit Plan

     The Company has a 401(k) profit sharing plan for all eligible employees as defined in the plan. The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code.
The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of his compensation. The Company also has the option to make an additional profit sharing contribution to the plan. Employer matching contributions to the plan amounted to $16,700 in 2000 and $15,500 in 1999.









8.   Commitments and Contingencies

     Leases

     The Company is obligated through December 2004 under a noncancelable operating lease for its premises, which requires minimum annual rentals and certain other expenses, including real estate taxes and insurance. Rental expense under the above lease amounted to approximately:


                                          2000              1999
                                        --------          --------

      Minimum rent expense              $193,100          $163,100
      Other charges                        9,500             6,800
                                        --------          --------
                                        $202,600          $169,900
                                        ========          ========


     As of June 30, 2000, the Company's approximate future minimum rental payments on all operating leases are as follows:

     Fiscal Years
          2001                         $212,700
          2002                          217,100
          2003                          228,100
          2004                          239,700
          2005                          122,900


     In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $223,100 under the terms of the lease. Accrued rent, payable in future years, amounted to $10,700 and $17,400 at June 30, 2000 and 1999.











8. Commitments and Contingencies (Continued)

     Employment Contract

     On June 23, 2000, the Company extended an employment contract with its President through June 30, 2002. The contract provides for an annual salary of $160,000 and also granted the President a five-year option to purchase 10,000 shares of common stock at $1.50 per share. An additional agreement with the President provides that, in the event of termination of his employment within three years after a change of control of the Company, as defined, the Company would be liable for a maximum of approximately three years' salary plus certain benefits.

     The employment contract also provides that, at his option, a portion of the compensation may be deferred to future years. The deferred amounts are to be placed in a separate investment account and all earnings or losses will be for his benefit. As of June 30, 2000 and 1999, $106,500 and $94,300 was segregated into such an account and is included in other assets. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments commencing after the termination of employment. In the event of a change in control of the Company, the entire balance is immediately payable.


9.   Income Taxes

     Income taxes (benefit) for 2000 and 1999 were different from the amounts computed by applying the Federal income tax rate to the income or loss before income taxes due to the following:


                                   2000      		1999

                               ---------------   ----------------
                                          % of               % of
                                        Pretax             Pretax
                               Amount     Loss   Amount    Income
                               -------- ------   --------  ------
Computed "expected" income
 tax (benefit)               ($ 38,200) (34.0%) ($132,800) (34.0%)
Differences due to graduated
 tax rates                        -        -        9,200    2.4
Non-taxable interest income  (   1,700) ( 1.5)  (   9,600) ( 2.5)
Research and development
 credits			     (  17,600) (15.7)  (  11,900) ( 3.0)
Other                        (   9,000) ( 8.0)  (     700) (  .2)
Increase in valuation
 allowance                      66,500   59.2     102,800   26.3
                              --------  ------   --------  ------
Actual income taxes (benefit)($   -   ) ( 0.0%) ($ 43,000)( 1.0%)
                              ========  ======   ========  ======




9.   Income Taxes (Continued)

     Deferred tax assets and liabilities consist of the following:

                                           2000           1999
                                        ----------	----------
     Deferred tax assets:
      Amortization of intangibles       $   5,300     $  14,500
      Deferred compensation                36,200        32,100
      Net operating loss carryforwards     88,500        36,700
      Rent accrual                          3,600         5,900
      Tax credit carryforwards             29,500        11,900
      Other                                 7,700         8,800
                                        ----------    ----------
                                          170,800       109,900
     Deferred tax liability:
      Depreciation of property and
       equipment                      (     1,500)   (   7,100)
                                       -----------    ----------
                                          169,300      102,800
     Valuation allowance              (   169,300)   ( 102,800)
                                       -----------    ----------
     Net deferred tax assets           $     -       $    -
                                       ===========    ==========


     At June 30, 2000, the Company has net operating loss carryforwards of approximately $260,000, $114,000 expiring in 2019 and $146,000 expiring in 2020. In addition, at June 30, 2000, the Company has tax credit carryforwards of $29,500, $11,900 expiring in 2014 and $17,600 in 2015. A valuation allowance has been recognized to offset the full amount of deferred tax assets at June 30, 2000 due to the uncertainty of realizing these assets in the future.







10.  Stock Options

     The Company has established a stock option plan which provides for the grant of options to purchase up to 300,000 shares of common stock of the Company, par value $.05 per share, ("Common Stock"), through February 2002. The plan provides for the granting of incentive stock options and non-incentive stock options. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant.
Non-incentive stock options shall be granted at an exercise price not less than 85% of the fair market value of the shares of
Common Stock on the date of grant. The plan also provides that each non-employee member of the board of directors shall be granted, annually commencing in March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of Common
Stock at the fair market value on the date of grant and commencing annually in December 1997, for as long as a director, a ten-year option to purchase 4,000 shares of Common Stock at the fair market
value on the date of grant.   These outstanding options expire at
various dates through December 2009.   There are  12,667 shares of
Common Stock reserved and available for future grants at June 30, 2000 under the plan.

     The Company has elected to continue to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for options granted under fixed plans when the option price is not less than the fair market value of the underlying common stock on the date of grant. Pro forma information regarding net income
(loss) and earnings (loss) per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 2000 and 1999, respectively:


                                           2000                1999
                                         ---------          ----------

  Expected life (in years)                   10                  10
  Risk-free interest rate                   6.86%               5.60%
  Expected volatility                      20.39%              34.82%
  Dividend yield                            0.00%               0.00%


10.  Stock Options (Continued)


     Under the Black-Scholes model, the total value of stock options granted in 2000 and 1999 was $13,900 and $40,100, respectively, which would be amortized ratably on a pro forma basis over the vesting periods of ten years. Had the Company determined compensation cost
for these    plans in accordance with SFAS No. 123, the Company's
pro forma net loss would have been $124,700 in 2000 and $356,600 in 1999. The Company's pro forma net loss per share (basic and diluted) would have been ($.15) in 2000 and ($.43) in 1999. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     During the year ended June 30, 1999, an officer exercised options to acquire 10,000 shares at $1.75 per share and paid for such shares by tendering 9,032 shares of Common Stock with an aggregate market value of $17,500. The tendered shares were immediately retired.

     Option activity under the above stock option plan is summarized as follows:

                                 Fiscal 2000		    Fiscal 1999
                                 Weighted                 Weighted
                                 Average                  Average
                                 Exercise                 Exercise
                      Shares     Price         Shares     Price
                    -----------  ----------  -----------  -----------
Shares under option:
 Outstanding at
  beginning of year     267,000   $ .99       241,000      $ 1.02
 Granted                 16,000     .83        45,000        1.21
 Expired                   -        -       (   1,000)       1.41
 Forfeited            (  14,000)    .82     (   8,000)       1.94
 Exercised                 -        -       (  10,000)       1.75
                      ---------   -----      ---------     ------
 Outstanding at end
  of year    		269,000   $ .99       267,000      $  .99
                      =========   =====     =========      ======
 Options exercisable at
  year-end              223,333   $ .94       203,333      $  .91
                      =========   =====     =========      ======

 Weighted average fair value
  per share of options granted
  during fiscal 2000 and 1999     $ .87                    $  .89
                                  =====                    ======

10.  Stock Options (Continued)

     The following table summarizes information about the options under the above plan outstanding at June 30, 2000:

			Options Outstanding           Options Exercisable

           	--------------------------------- ------------------------
				Weighted-
                        Average       Weighted-			  Weighted-
Range of                Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price      Outstanding  Price
----------  ----------- ------------- ---------- ------------ ---------
$.35 - .9375    164,000     4.08       $ .57       144,667     $ .53
$1.2813 - 2.00  105,000     5.97       $1.65        78,666     $1.69


     In addition, in February 1992, the Company granted to four non-employee members of the board of directors, ten-year options for each to purchase 12,000 shares of Common Stock, at an exercise
price of $.35, not covered under the above plan.   The options
are exercisable one-third within one year from the date of grant and one-third in each of the following two years. In March 1993, three directors each exercised 8,000 options.


11.  Net Loss Per Common Share

     Net loss per common share data was computed as follows:

                                                  2000          1999
								---------	---------
     Net loss                                  ($112,300)  ($347,600)

                                                =========   =========
     Weighted average common shares outstanding  835,540     834,601
     Effect of dilutive securities, stock options     -         -
                                                ---------   ---------
     Weighted average dilutive common
      shares outstanding                         835,540     834,601
                                                =========   =========
     Net loss per common share - basic          ($    .13)  ($  .42)
                                                 =========  =========
     Net loss per common share - diluted($      (     .13)  ($  .42)
                                                 =========  =========

11.  Net Loss Per Common Share (Continued)

     The potential effect of dilution from the assumed exercise of stock options, amounting to 106,192 and 125,847 shares of Common Stock as of June 30, 2000 and 1999, were not included in determining dilutive EPS because to do so would be anti-dilutive due to the Company incurring a net loss for both years. Unexercised employee stock options to purchase 71,000 shares of Common Stock at $1.50 to $2.00 per share were outstanding as of June 30, 2000 and 112,360 shares of Common Stock at $1.28 to $2.00 per share were outstanding as of June 30, 1999, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's Common Stock.


12.  Fair Value of Financial Instruments

     The financial statements include various estimated fair value information as of June 30, 2000 and 1999, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     The carrying value of cash and cash equivalents and investment securities approximates fair market value because of the short maturity of those instruments.

     The following table provides summary information on the fair value of significant financial instruments included in the financial statements:



                                     2000                 1999
                              -------------------  -------------------
                                        Estimated		 Estimated
                              Carrying  Fair       Carrying  Fair
                              Amount    Value      Amount    Value
                              --------  ---------  --------  ---------
Assets:
 Cash and cash equivalents    $394,600  $394,600   $229,100  $229,100

 Investment securities
  (Note 3)				 171,600   171,300    522,500   522,500









13.  Litigation

     In January 1999, Troemner, Inc. ("Troemner"), began supplying VWR Scientific Products ("VWR"), the Company's second largest customer in terms of net sales, with a vortex mixer the Company believed violated the trade dress rights of the Company's Vortex-Genie 2 (registered trademark) mixer and one of the Company's utility patents.
The Vortex-Genie 2 (registered trademark) mixer and related accessories which the Company sold to VWR (the Company's second largest customer) as their private label mixer for many years is the Company's primary product accounting for approximately 95% of the total net sales during 2000. The Company also learned that Troemner began soliciting business from the Company's other customers for Troemner's vortex mixer at a markedly lower price than the Vortex-Genie 2 (registered trademark) mixer price. As a result, on January 26, 1999, the Company filed a complaint against VWR and Troemner in the United States District Court for the Eastern District of New York
(the "District Court") alleging, among other things, that VWR and Troemner's manufacture, sale, promotion and distribution of a vortex mixer called the "VWRbrand (registered trademark) Mini-Vortexer" infringed the Company's trade dress rights in the housing configuration of the Vortex-Genie 2 (registered trademark) mixer, infringed one of the Company's patents, and constituted unfair competition. The Company sought an award for monetary damages trebeled, recovery of its attorneys' fees and expenses, as well as permanent injunctive relief.

     On March 8, 1999, the defendants denied the material allegations of the complaint and asserted certain affirmative defenses and counterclaims against the Company for unfair competition and a declaratory judgment of non-infringement and invalidity of the Company's patent. On March 17, 1999, the Company denied the material allegations of the counterclaim and made a motion that VWR and Troemner be preliminarily enjoined from making, selling, promoting and distributing the VWRbrand (registered trademark) Mini-Vortexer. On May 11, 1999, the District Court granted the Company's motion for a preliminary injunction on the grounds that the Company would likely succeed on its trade dress infringement claim. In connection with the granting of the preliminary injunction, the District Court required the Company to post an injunction bond in the amount of $500,000 which it did on May 7, 1999. Subsequent to the granting of the preliminary injunction, Troemner began supplying VWR with a modified version of their VWRbrand (registered trademark) Mini-Vortexer. This mixer, which was not before the District Court is currently being marketed by VWR. The District Court's preliminary injunction order was appealed to the United States Court of Appeals for the Federal Circuit.






13.  Litigation (Continued)

     On December 1, 1999, a settlement agreement was reached among the parties. Under the settlement, VWR and Troemner agreed not to manufacture, sell or distribute any vortex mixer that infringes the Company's trade dress in the housing configuration of the Vortex-Genie 2 (registered trademark) and, for a limited time, whose accessories are interchangeable with the Vortex-Genie 2 (registered trademark) mixer's accessories. Troemner and VWR also agreed not to sell the original VWRbrand (registered trademark) Mini-Vortexer manufactured by Troemner. Troemner is entitled to manufacture, market and sell to VWR, and VWR is entitled to market and sell the modified version of Troemner's VWRbrand
(registered trademark) Mini-Vortexer. The VWRbrand (registered trademark) Mini-Vortexer includes the existing coupling under a patent license from the Company. In addition, VWR began purchasing vortex mixers from the Company under the Company's own brand.
The settlement agreement included an immediate purchase commitment from VWR of $200,000 which included significant quantities of the Vortex-Genie 2 (registered trademark) mixer and, to a lesser extent, quantities of the Company's new products, the Roto-Shake Genie (trademark) and the Enviro-Genie (trademark). The settlement agreement included a cash payment to the Company of $250,000 from Troemner, which has been reflected in the accompanying financial statements, and certain promotional considerations from VWR amounting up to a maximum of $250,000 based on a percentage of sales of the Company's products. The promotional activities are to be performed during 2000, 2001, and 2002. Since the fair value of the promotional activities cannot be determined, the Company has not recorded any value thereon.






