Form 10QSB
period 2000-09-30
SCIENTIFIC INDUSTRIES INC
filed 2000-11-14
CIK 87802

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                       FORM 10-QSB



(Mark One)
(  X   )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934
          For the quarterly period ended      SEPTEMBER 30, 2000
                                             -------------------
(      )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

          For the transition period from              to

          Commission File Number:                0-6658
                                                 ------
                     SCIENTIFIC INDUSTRIES, INC.
                     ---------------------------
  (Exact name of small business issuer as specified in its charter)

       DELAWARE                             04-2217279
-------------------------------     -------------------------------

(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

                70 ORVILLE DRIVE, BOHEMIA, NEW YORK 11716
                -----------------------------------------
                (Address of principal executive offices)

                            (631)567-4700
                            -------------
                     (Issuer's telephone number)

                           --------------
                           Not Applicable

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

                                ASSETS

                                                  September 30, 2000
                                             	  ------------------
Current Assets:
  Cash and cash equivalents                       $  419,700
  Investment securities                              177,700
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                      352,400
  Inventories                                        433,800
  Prepaid expenses and other current assets           20,700
                                                  ----------
                          Total current assets     1,404,300
                                                  ----------
Property and equipment at cost, less accumulated
  depreciation of $272,200                           172,700
                                                  ----------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $19,600                                         16,900
  Other                                              159,300
                                                  ----------
                                                     176,200
                                                  ----------
                                                  $1,753,200
                                                  ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $   83,900
  Accrued expenses                                    94,000
                                                  ----------
                       Total current liabilities     177,900
                                                  ----------

Deferred compensation                                106,500
                                                  ----------
Shareholders' equity:
  Common stock $.05 par value                         42,800
  Additional paid-in capital                         869,500
  Accumulated other comprehensive loss, unrealized
   holding loss on investment securities              (4,000)
  Retained earnings                                  612,900
                                                  ----------
                                                   1,521,200
  Less common stock held in treasury, at cost         52,400
                                                  ----------
                                                   1,468,800
                                                  ----------
                                                  $1,753,200
                                                  ==========
  See notes to condensed unaudited consolidated financial statements


              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                     For the Three Month Periods Ended
                                 September 30, 2000 September 30, 1999
                                   ----------          ----------
Net sales                          $  787,300          $  716,200
Cost of sales                         467,200             498,700
                                   ----------          ----------
Gross profit                          320,100             217,500
                                   ----------          ----------
Operating expenses:
  General and administrative          178,400             173,500
  Selling                              24,900              26,200
  Research and development             64,800              64,000
                                   ----------          ----------
                                      268,100             263,700
                                   ----------          ----------
Income (loss) from operations          52,000         (    46,200)
                                   ----------          ----------
Other income (expenses):
 Litigation costs                        -            (   226,500)
 Interest and other income              6,800               7,600
                                   ----------          ----------
                                        6,800         (   218,900)
                                   ----------          ----------
Income (loss) before income taxes      58,800         (   265,100)

Income taxes                            -                    -
                                   ----------          ----------
Net income (loss)                  $   58,800         ($  265,100)
                                   ==========          ==========

Net income (loss) per common       $   .07             ($   .32  )
 share-basic

Net income (loss) per common       $   .06             ($   .32  )
 share-diluted














  See notes to condensed unaudited consolidated financial statements






              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                 	For the Three Month Periods Ended
                                	September 30, 2000  September 30, 1999
                              		-----------------   ----------------
Operating activities:
  Net Income (loss)                	$   58,800     	    ($  265,100)
  Adjustments to reconcile net
    income (loss) to net cash provided
     by (used in) operating activities:
      Gain on sale of investments             -                    (800)
      Depreciation and amortization        18,000                24,800
       Change in assets and liabilities:
         Accounts receivable              (32,500)               40,100
          Inventories                     (16,900)              (54,700)
         Recoverable income taxes            -                   13,700
          Prepaid expenses and other        6,100                10,100
         Accounts payable                    (100)               63,400
         Accrued expenses                   3,700                18,100
                                   	----------     	    ------------
      Total adjustments                   (21,700)              114,700
                                        ----------          ------------
       Net cash provided by
         (used in) operating
          activities                       37,100           (   150,400)
                                       ----------           ------------
Investing activities:
  Purchase of investment securities,
    available-for-sale                       -                   (4,800)
  Purchase of investment securities,
    held to maturity                      (65,900)                 -
  Redemptions of investment securities,
    available-for-sale                       -                    4,300
  Redemptions of investment securities,
    held to maturity                       60,500               306,700
  Capital expenditures                     (6,600)          (    30,500)
                                       -----------          ------------
       Net cash provided by
        (used in) investing
         activities                       (12,000)              275,700
                                       -----------          -----------
Net increase in cash and
 cash equivalents                          25,100               125,300
                                      -----------           -----------
Cash and cash equivalents,                394,600               229,100
 beginning of year                    -----------           -----------

Cash and cash equivalents,            $   419,700           $   354,400
 end of period                        ===========           ===========

Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                          $      400          $      400

  See notes to condensed unaudited consolidated financial statements



              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


General:   As contemplated by the Securities and Exchange
Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference is made to the financial statements contained within the Form 10-KSB for the year ended June 30, 200
Scientific Industries, Inc. (the "Company").

The statements as of and for the three months ended
September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments have been made to present fairly the results of such unaudited interim periods.


1.    Significant accounting policies:

      Principles of consolidation:

The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and Scientific
Packaging Industries, Inc., a New York Corporation and An inactive wholly owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.


2.    Inventories:

Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods.
Components of inventory are as follows:

                                September 30, 2000
                                ------------------
      Raw Materials             $    383,000
      Work in process                 41,500
      Finished Goods                   9,300
                                ------------
                                $    433,800
                                ============
3.    Net Income (Loss) Per Common Share:

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income (loss) per share includes the dilutive effect, if any, of stock options.










      Net income (loss) per common share was computed as follows:

                                   For the Three Month Periods Ended
                           September 30, 2000   September 30, 1999
                          ------------------ -------------------
Net Income (Loss)            $   58,800           ($   265,100)

Weighted average common
 shares outstanding             835,540                835,540
Effect of dilutive securities,
 stock options                  118,085                   -
Weighted average dilutive    ----------             ----------
 common shares outstanding      953,625                835,540
                             ==========             ==========
Net income (loss)per common  $  .07                  ($  .32)
 share-basic

Net income (loss) per common $  .06                  ($  .32)
 share-diluted

      The potential effect of dilution from the assumed exercise of stock options, amounting to 99,892 shares of common stock as of September 30, 1999, was not included in determining dilutive EPS because to do so would be anti-dilutive because the Company incurred a net loss for the period. Unexercised employee stock options to purchase 71,000 shares of common stock at $1.50 to $2.00 per share were outstanding as of September 30, 2000 and 106,680 shares of common stock at $1.28 to $2.00 per share were outstanding as of September 30, 1999, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock.

4.  Comprehensive Income:

      For the year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements. There was no significant difference between net income (loss) and comprehensive income (loss) for the periods ended September 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company's working capital for the three months ended September 30, 2000 increased $70,800 to $1,226,400 compared to $1,155,600 as of June
30, 2000. This increase is primarily due to income from operations. The working capital for the three months ended September 30, 1999 of $978,800 reflected a decrease of $253,600 from $1,252,400 at June 30, 1999 due to litigation costs. Management believes that it will be able to meet its cash flow requirements during the next year from its available financial resources which include its cash and cash equivalents and investment securities. In addition, the Company has available a secured bank line of credit of $200,000 with North Fork Bank. The credit line expires on November 1, 2001 and carries interest at prime plus 1%. The Company could utilize this line of credit for working capital needs but has not yet utilized this credit line.





Results of Operations

The Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999.

Net sales of $787,300 increased $71,100 (9.9%) for the three months ended September 30, 2000 compared to $716,200 for the period ended September 30, 1999 primarily as a result of sales to VWR Scientific Products ("VWR"), the Company's second largest customer, re-establishment of the Company's normal selling price structure during the quarter, and an overall increase in orders. Pursuant to a settlement agreement reached in December 1999 with VWR and Troemner, Inc. ("Troemner") regarding litigation commenced in January 1999, the Company began selling the Scientific Industries brand vortex mixer to VWR during the fiscal year ended June 30, 2000. The gross profit percentage of 40.7% for the three months ended September 30, 2000 increased from 30.4% for the three months ended September 30, 1999 primarily as a result of the higher sales and lower material costs.

The Company incurred litigation costs of $226,500 for the three months ended September 30, 1999 related to proceedings brought by the Company against VWR and Troemner in January 1999. The litigation was settled in December 1999. Since the settlement, the Company has incurred no litigation costs.

The Company incurred no income tax expense for the three months ended September 30, 2000 and 1999 due to the use of available net operating loss and tax credit carryforwards in 2000 and due to the net loss in 1999. A valuation allowance was recognized for both periods to offset the full amount of the Company's net deferred tax assets due to the uncertainty of realizing these assets in the future. The realization of deferred tax assets depends on future income. Therefore, an assessment was made as to whether, in the judgment of management, income in future years will be sufficient to realize the deferred tax assets. It was determined based on consideration of positive and negative factors that it is more likely than not that the deferred tax assets will not be realized. The positive factors included the success of the Vortex-Genie 2 (registered trademark) mixer; the litigation settlement; and the development of new products for product line diversification. The negative factors included the net loss for last two fiscal years; the fact that 95% of net sales are derived from one single product which now faces increased competition; significantly lower sales to VWR compared to prior to commencement of the litigation; increased reliance on the Company's existing largest customer; and the long time period required to establish new products in the market.

The higher sales, coupled with higher profit margins resulted in net income of $58,800 for the three months ended September 30, 2000 compared to a net loss of $265,100 for the prior three month period ended September 30, 1999. The prior period also reflected litigation costs of $226,500, which had a significant impact on the Company's financial results.





PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings.

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






                   Scientific Industries, Inc.
                   Registrant


                   /s/ Lowell A. Kleiman
                  ---------------------
                   Lowell A. Kleiman
                   President and Treasurer
                   Principal Executive and Financial Officer


                  /s/ Helena R. Santos
                  --------------------
                   Helena R. Santos
                   Vice President, Controller and
                   Assistant Treasurer
                   Principal Accounting Officer


Date:   November 14, 2000