Form 10QSB
period 2000-12-31
SCIENTIFIC INDUSTRIES INC
filed 2001-02-14
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB



(Mark One)
( X )QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For quarterly period ended DECEMBER 31, 2000


(   )TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from           to
                                            -----------  ------------
              Commission File Number:             0-6658

                     SCIENTIFIC INDUSTRIES, INC.
       ----------------------------------------------------------
       (Exact name of small business as specified in its charter)

       Delaware                            04-2217279
------------------------       -------------------------------------
(State of incorporation)       (I.R.S. Employer Identification  No.)

                70 ORVILLE DRIVE, BOHEMIA, NEW YORK 11716
               ------------------------------------------
                (Address of principal executive offices)

                              (631)567-4700
                     ---------------------------
                     (Issuer's telephone number)

                            Not Applicable
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes( X ) No

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

                                ASSETS
                            			  December 31, 2000
						  -----------------
Current Assets:
  Cash and cash equivalents                		$  402,700
  Investment securities                          	   160,900
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                		   361,600
  Inventories                             	           538,400
  Prepaid expenses and other current assets                 32,600
 							 ---------
                          Total current assets  	 1,496,200
						         ---------
Property and equipment at cost, less accumulated
  depreciation of $287,200                		   187,600
							 ---------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $21,400                             		    15,100
  Deferred compensation                           	   106,500
  Other                                    		    52,800
							 ---------
                                          		   174,400
							 ---------
                                       			$1,858,200
							==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                    			$  146,700
  Accrued expenses                       		   106,700
 							 ---------
                          Total current liabilities        253,400
							 ---------
Deferred compensation                    		   106,500
							 ---------
Shareholders' equity:
  Common stock $.05 par value                  		    42,800
  Additional paid-in capital                  		   869,500
  Accumulated other comprehensive loss, unrealized
   holding loss on investment securities          	    (4,900)
  Retained earnings                      		   643,300
							 ---------
                                       			 1,550,700
  Less common stock held in treasury, at cost         	    52,400
							 ---------
                                        		 1,498,300
							 ---------
                                       			$1,858,200
                          				==========

  See notes to condensed unaudited consolidated financial statements
                                  1


              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


            			For the Three Month   For the Six Month
            			  Periods Ended         Periods Ended
            			   December 31,          December 31,

              			  2000      1999        2000      1999
    				--------  --------  ---------- ----------

Net sales                  	$759,400  $514,400  $1,546,700 $1,230,600
Cost of goods sold       	 455,700   382,900     922,900    881,600
				--------  --------  ---------- ----------
Gross profit             	 303,700   131,500     623,800    349,000
				--------  --------  ---------- ----------
Operating Expenses:
 General and administrative      173,100   186,500     351,500    360,000
 Selling                  	  40,100    30,800      65,000     57,000
 Research and development         68,600    71,900     133,400    135,900
				--------  --------  ---------- ----------
                         	 281,800   289,200     549,900     552,900

Income (loss) from
 operations              	  21,900 ( 157,700)     73,900  (  203,900)
				--------  --------  ---------- -----------
Other income (expenses):
 Litigation costs                   -    (  35,700)       -     (  262,200)
 Proceeds from litigation
  settlement                        -      250,000        -        250,000
 Interest and other income         8,600     4,700      15,400      12,300
				--------  --------  ---------- -----------
                          	   8,600   219,000      15,400         100
				--------  --------  ---------- -----------
Income (loss) before income
 taxes                   	  30,500    61,300      89,300  (  203,800)

Income taxes               	    -         -           -           -
				--------  --------  ---------- -----------
Net income (loss)      	        $ 30,500  $ 61,300   $  89,300 ($  203,800)
				========  ========  ========== ===========



Net income (loss) per common
 share - basic              	$ .04      $ .07      $ .11    ( $ .24)

Net income (loss) per common
 share - diluted            	$ .03      $ .07      $ .09    ( $ .24)






  See notes to condensed unaudited consolidated financial statements
                                   2





              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                     For the Six Month Periods Ended
                                  December 31, 2000  December 31, 1999
				  -----------------  -----------------
Operating activities:
  Net Income (loss)                    $   89,300   	$ 203,800)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
     operating activities:
      Gain on sale of investments            -               (800)
      Depreciation and amortization        34,700          49,200
       Change in assets and liabilities:
         Accounts receivable             ( 41,700)        122,300
          Inventories                    (121,500)       (112,400)
          Litigation settlement receivable   -           (200,000)
          Recoverable income taxes           -            102,000
         Prepaid expenses and other
          current assets                  (5,700)          16,000
          Deferred compensation and other   (100)            -
         Accounts payable                 62,700           13,500
         Accrued expenses                 16,400          (22,200)
        				--------  	---------
      Total adjustments          	 (55,200)         (32,400)
					-------- 	---------
       Net cash provided by (used in)
               operating activities       34,100         (236,200)
      					--------	---------
Investing activities:
  Purchase of investment securities,
    available-for-sale             	(100,000)          (4,800)
  Purchase of investment securities,
    held to maturity               	 (76,000)            -
  Redemptions of investment securities,
    available-for-sale                      -       	    4,300
  Redemptions of investment securities,
    held to maturity                	 186,500          447,300
  Capital expenditures          	 (36,500)         (43,900)
 					--------	---------
       Net cash provided by (used in)
         investing activities            (26,000)         402,900
					--------	---------
Net increase in cash and cash
 equivalents                               8,100          166,700
Cash and cash equivalents, beginning of
 year                                    394,600          229,100
					--------	---------
Cash and cash equivalents, end of
 period 			       $ 402,700       $  395,800
                            	       =========       ==========

Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                	       $    400        $     400

  See notes to condensed unaudited consolidated financial statements
                                   3






              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


      General: As contemplated by the Securities and Exchange Commission (the "Commission"), the accompanying financial statements and footnotes thereto have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles.
      Reference is made to the financial statements contained within the Form 10-KSB for the fiscal year ended June 30, 2000 of Scientific Industries, Inc., (the "Company").

      The statements as of and for the three and six months ended December 31, 2000 and 1999 are unaudited. In the opinion of management of the Company, all adjustments have been made to present fairly the results of such unaudited interim periods.


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


2.    Inventories:

      Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                December 31,
                                     2000
                                ------------
      Raw Materials             $   501,100
      Work in process                27,700
      Finished Goods                  9,600
                                -----------
                                $   538,400
                                ===========

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED),
(continued)

3.    Net income (loss) per common share:
      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income (loss) per common share includes the dilutive effect, if any, of stock options.


      Net income (loss) per common share was computed as follows:

             		For the Three Month  For the Six Month
               		  Periods Ended       Periods Ended
                           December 31,        December 31,
                         2000         1999    2000       1999
                        ---------- ---------  -------- -----------
Net income (loss)         $30,500   $61,300   $ 89,300  ($203,800)
			========== =========  ======== ===========
Weighted average common
 shares outstanding       835,540   835,540    835,540    835,540
Effect of dilutive
securities, stock options 123,948    97,867    121,006      -
			---------  --------   --------    --------
Weighted average dilutive
common shares outstanding 959,488   933,407    956,546    835,540
			=========  ========   ========    ========
Net income (loss) per
common share - basic     $   .04     $   .07  $   .11  ($  .24)

Net income (loss) per
common share - diluted   $   .03     $   .07  $   .09  ($  .24)

    The potential effect of dilution from the assumed exercise of stock options, amounting to 97,867 shares of common stock as of December 31, 1999, was not included in determining dilutive EPS for the six month period ended December 31, 1999 because to do so would be anti-dilutive since the Company incurred a year-to-date net loss. Unexercised employee stock options to purchase 71,000 shares of common stock at $1.50 to $2.00 per share were outstanding as of December 31, 2000 and 105,000 shares of common stock at $1.28 to $2.00 per share were outstanding as of December 31, 1999, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock.

                      SCIENTIFIC INDUSTRIES, INC.


4.  Comprehensive Income:

    For the year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements. There was no significant difference between net income (loss) and comprehensive income (loss) for the periods ended December 31, 2000 and 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

The Company's working capital for the six months ended December 31, 2000 increased $87,200 to $1,242,800 compared to $1,155,600 as of June 30,
2000. This increase is due primarily to income from operations. The working capital for the six months ended December 31, 1999 of $1,052,700 reflected a decrease of $199,700 from $1,252,400 at June 30, 1999 due to litigation costs. Management believes that it will be able to meet its cash flow requirements during the next year from its available financial resources which include its cash and cash equivalents and investment securities. In addition, the Company has available a secured bank line of credit of $200,000 with North Fork Bank. The credit line expires on November 1, 2001 and carries interest at prime plus 1%. The Company could utilize this line of credit for working capital needs but has not yet utilized this credit line.

Results of Operations

The Three Months Ended December 31, 2000 Compared with the Three
Months Ended December 31, 1999.

Net sales of $759,400 increased $245,000 (47.6%) for the three months ended December 31, 2000 compared to $514,400 for the three months ended December 31, 1999 primarily as a result of increased orders from foreign customers, and re-establishment of the Company's normal selling price structure during the first quarter of fiscal year 2001. The gross profit percentage of 40.0% for the three months ended December 31, 2000 is higher than the 25.6% for the three months ended December 31, 1999 due to the low sales relative to the level of fixed costs during the three months ended December 31, 1999. In addition, re-establishment of the Company's normal selling price structure during the first quarter of fiscal year 2001, as well as lower material costs has contributed to a higher gross profit during the three months ended December 31, 2000.

The Company reflected income from operations of $21,900 for the three months ended December 31, 2000 compared to a loss from operations of $157,700 for the comparable period last year principally as a result of the higher sales and gross profit discussed above.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


The Company incurred no litigation costs for the three months ended December 31, 2000 compared to $35,700 for the three months ended December 31, 1999 related to proceedings brought by the Company against VWR Scientific Products ("VWR") and Troemner, Inc. ("Troemner") in January 1999. The litigation was settled in December 1999. Since the settlement, the Company has incurred no litigation costs. The proceeds in the amount of $250,000 pertain to the cash portion of the related settlement agreement.

The Company incurred no income tax expense for the three months ended December 31, 2000 and 1999 due to the use of available net operating loss and tax credit carryforwards. A valuation allowance was recognized for both periods to offset the full amount of the Company's net deferred tax assets due to the uncertainty of realizing these assets in the future. The realization of deferred tax assets depends on future income.
Therefore, an assessment was made as to whether, in the judgment of management, income in future years will be sufficient to realize the deferred tax assets. It was determined based on consideration of positive and negative factors that it is more likely than not that the deferred tax assets will not be realized. The positive factors included the success of the Vortex-Genie 2 (registered trademark) mixer; the litigation settlement; and the development of new products for product line diversification. The negative factors included the net loss for last two fiscal years; the fact that 95% of net sales are derived from one single product which now faces increased competition; significantly lower sales to VWR compared to prior to commencement of the litigation; increased reliance on the Company's existing largest customer; and the long time period required to establish new products in the market.

The Company reflected net income of $30,500 for the three months ended December 31, 2000 compared to net income of $61,300 for the three months ended December 31, 1999. The decrease in net income is because the prior period reflected the proceeds of the litigation of $250,000 in other income (expenses). However, as discussed above, the Company's income from operations for the three months ended December 31, 2000 increased significantly due to the higher sales and gross profit.

The Six Months Ended December 31, 2000 Compared with Six Months Ended December 31, 1999.

Net sales of $1,546,700 increased $316,100 (25.7%) for the six months ended December 31, 2000 compared to $1,230,600 for the six months ended December 31, 1999 primarily as a result of increased orders from foreign customers, re-establishment of the Company's normal selling price structure during the first quarter of fiscal year 2001, and sales to VWR. VWR was the company's second largest customer prior to the litigation. Pursuant to the settlement agreement reached with VWR and Troemner, the Company began selling the Scientific Industries brand vortex mixer to VWR during the fiscal year ended June 30, 2000. The gross profit percentage of 40.3% for the six months ended December 31, 2000 increased from 28.4% for the six months ended December 31, 1999 primarily as a result of lower material costs, re-establishment of the Company's normal selling pricestructure during the first quarter of fiscal year 2001, and higher sales while factory overhead remained relatively unchanged.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


The Company reflected income from operations of $73,900 for the six months ended December 31, 2000 compared to a loss from operations of $203,900 for the comparable period last year, primarily as a result of the higher sales and gross profits discussed above.

The Company incurred no litigation costs for the six months ended December 31, 2000 and $262,200 for the six months ended December 31, 1999 related to proceedings brought by the Company against VWR and Troemner. Since the settlement, the Company has incurred no litigation costs.
The proceeds in the amount of $250,000 pertain to the cash portion of the related settlement agreement.

The Company incurred no income tax expense for the six months ended December 31, 2000 and 1999 due to the use of available net operating loss and tax credit carryforwards in 2000 and due to the net loss in 1999. A valuation allowance was recognized for both periods to offset the full amount of the Company's net deferred tax assets due to the uncertainty of realizing these assets in the future. The realization of deferred tax assets depends on future income. Therefore, an assessment was made as to whether, in the judgment of management, income in future years will be sufficient to realize the deferred tax assets. It was determined based on consideration of positive and negative factors that it is more likely than not that the deferred tax assets will not be realized. The positive factors included the success of the Vortex-Genie 2 (registered trademark) mixer; the litigation settlement; and the development of new products for product line diversification. The negative factors included the net loss for last two fiscal years; the fact that 95% of net sales are derived from one single product which now faces increased competition; significantly lower sales to VWR compared to prior to commencement of the litigation; increased reliance on the Company's existing largest customer; and the long time period required to establish new products in the market.

The higher sales and higher profit margins resulted in net income of $89,300 for the six months ended December 31, 2000 compared to a net loss of $203,800 for the six months ended December 31, 1999.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


                               PART II
ITEM 1. LEGAL PROCEEDINGS

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






                      Scientific Industries, Inc.
                      Registrant


                      /s/ Lowell A. Kleiman
		      --------------------------------------
                      Lowell A. Kleiman
                      President and Treasurer
             	      (Chief Executive and Financial Officer)


		      /s/ Helena R. Santos
		      --------------------------------------
             	      Helena R. Santos
             	      Controller and Assistant Treasurer
                      (Principal Accounting Officer)


Date: February 14, 2001