Form 10QSB
period 2001-03-31
SCIENTIFIC INDUSTRIES INC
filed 2001-05-11
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB



(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For quarterly period ended    MARCH 31, 2001
						      ______________

    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                 For the transition period from           to
                                               ___________  ________
                        Commission File Number:      0-6658
					       _____________________

                      SCIENTIFIC INDUSTRIES, INC.
   _________________________________________________________________

   (Exact name of small business issuer as specified in its charter)

       Delaware                             04-2217279
________________________       _____________________________________

(State of incorporation)       (I.R.S. Employer Identification No.)

                70 ORVILLE DRIVE, BOHEMIA, NEW YORK 11716
                _________________________________________
                 (Address of principal executive offices)

                              (631)567-4700
                      ___________________________
                      (Issuer's telephone number)

                            Not Applicable
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [ x ]      No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 895,540

Transitional Small Business Disclosure Format (check one):
    Yes [   ]      No [ x ]







                       PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                 ASSETS
                                 ------
                              				March 31, 2001
							--------------
Current Assets:
  Cash and cash equivalents                		$  281,000
  Investment securities                  		   329,200
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                		   478,100
  Inventories                                        	   481,500
  Prepaid expenses and other current assets                 68,300
 							----------
                          Total current assets           1,638,100
							----------
Property and equipment at cost, less accumulated
  depreciation of $303,900                		   204,600
							----------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $23,100                                         	    13,400
  Deferred compensation                  		   106,500
  Other                                    		    52,800
                                          		   172,700
							----------
                                       			$2,015,400
							==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
  Accounts payable                    			$  130,500
  Accrued expenses                       		   139,400
							----------

                          Total current liabilities        269,900
							----------

Deferred compensation                    		   106,500
							----------
Shareholders' equity:
  Common stock $.05 par value                  		    45,800
  Additional paid-in capital                  		   887,500
  Accumulated other comprehensive loss, unrealized
         holding loss on investment securities          (    1,100)
  Retained earnings                      		   759,200
							----------
                                        		 1,691,400
  Less common stock held in treasury, at cost         	    52,400
							----------
                                        		 1,639,000
							----------
                                       			$2,015,400
							==========
     See notes to condensed unaudited consolidated financial statements

                                     1




                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


             		   For the Three Month        For the Nine Month
              		      Periods Ended             Periods Ended
                 	        March 31,                  March 31,
              		       2001        2000         2001         2000
     			       ----        ----         ----         ----
Net sales           	    $1,027,100   $883,000   $2,573,800   $2,113,600
Cost of goods sold             589,000    561,100    1,511,900    1,442,700
			    ----------   --------   ----------   ----------
Gross profit                   438,100    321,900    1,061,900      670,900
			    ----------   --------   ----------   ----------
Operating Expenses:
 General and administrative    221,200    190,400      572,700      550,400
 Selling                        39,600     29,900      104,600       86,900
 Research and development       62,500     89,000      195,900      224,900
			    ----------   --------   ----------   ----------
                               323,300    309,300      873,200      862,200
			    ----------   --------   ----------   ----------
Income (loss) from operations  114,800     12,600      188,700  (   191,300)

Other income (expenses):
 Litigation costs                 -          -            -     (   262,200)
 Proceeds from litigation
  settlement                      -          -            -         250,000
 Interest and other income       1,100      3,600       16,500       15,900
			    ----------	 --------   ----------   ----------
                                 1,100      3,600       16,500        3,700
			    ----------   --------   ----------   ----------
Income (loss) before income
 taxes                         115,900     16,200      205,200  (   187,600)

Income taxes                      -          -            -            -
			    ----------   --------   ----------   ----------
Net income (loss)           $  115,900   $ 16,200   $  205,200  ($  187,600)
			    ==========   ========   ==========   ==========


Net income (loss) per common
 share - basic                 $ .14       $ .02        $ .25    (  $ .22)

Net income (loss) per common
 share - diluted               $ .12       $ .02        $ .21    (  $ .22)






     See notes to condensed unaudited consolidated financial statements



                                     2


                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                           For the Nine Month Periods Ended
                                            March 31, 2001   March 31, 2000

Operating activities:
  Net Income (loss)                    		 $ 205,200     ($ 187,600)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
     Gain on sale of investments                      -        (      800)
     Depreciation and amortization                  53,200         71,700
      Change in assets and liabilities:
         Accounts receivable                    (  158,200)    (   56,600)
         Inventories                            (   64,600)    (  104,400)
         Recoverable income taxes                     -           102,000
         Prepaid expenses and other
          current assets                        (   41,400)         7,000
         Deferred compensation and
           Other assets                         (      100)          -
         Accounts payable                           46,500     (   87,300)
         Accrued expenses                           49,100            400
        					----------     ----------
      Total adjustments              	        (  115,500)    (   68,000)
						----------     ----------
       Net cash provided by (used in)
               operating activities                 89,700     (  255,600)
      						----------     ----------
Investing activities:
  Purchase of investment securities,
    available for sale                		 ( 269,500)          -
  Purchase of investment securities,
    held to maturity                  		 ( 106,000)    (   44,300)
  Redemptions of investment securities,
    available-for-sale                                -             4,300
  Redemptions of investment securities,
    held to maturity                               221,500        502,500
  Capital expenditures                           (  70,300)    (   54,900)
  Purchase of intangible assets                       -        (    2,800)
						----------     ----------
       Net cash provided by (used in)
                investing activities             ( 224,300)       404,800
						----------     ----------
Financing activities;
 exercise of stock options               	    21,000           -
                            			----------     ----------
Net increase (decrease) in cash and cash
 equivalents                                     ( 113,600)       149,200

Cash and cash equivalents, beginning of year       394,600        229,100
						----------     ----------
Cash and cash equivalents, end of period         $ 281,000     $  378,300
 						==========     ==========

Supplemental disclosures:

 Cash paid during the period for:
  Income Taxes                    		   $   400       $   400

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

                The statements as of March 31, 2001 and for the three and nine months ended March 31, 2001 and 2000 are unaudited. In the opinion of management of the Company, all adjustments have been made to present fairly the results of such unaudited interim periods.


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


2.    Inventories:

      Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                March 31, 2001
                                --------------
      Raw Materials             $    441,600
      Work in process                 32,100
      Finished Goods                   7,800
				------------
                                $    481,500
				============

















                                   4

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


      Net income (loss) per common share was computed as follows:

             			For the Three Month     For the Nine Month
             			   Periods Ended          Periods Ended
                                     March, 31              March 31,

                 		   2001       2000        2001      2000


Net income (loss)              	$115,900   $ 16,200     $205,200 ($187,600)
				========   ========     ========  ========
Weighted average common shares
 outstanding                     841,540    835,540      837,510   835,540
Effect of dilutive securities,
 stock options                   136,551    118,842      126,188      -
   				--------   --------     --------  --------
Weighted average dilutive common
 shares outstanding          	 978,091    954,382      963,698   835,540
				========   ========     ========  ========
Net income (loss) per common
 share - basic                  $   .14    $   .02      $    .25  ($  .22)
				========   ========     ========  ========
Net income (loss) per common
 share - diluted                $   .12    $   .02      $    .21  ($  .22)
                                ========   ========     ========  ========

       The potential effect of dilution from the assumed exercise of stock options, amounting to 104,859 shares of common stock as of March 31, 2000, was not included in determining dilutive EPS for the nine month period ended March 31, 2000 because to do so would be anti-dilutive since the Company incurred a year-to-date net loss. Unexercised employee stock options to purchase 51,000 shares of common stock at $1.88 to $2.00 per share were outstanding as of March 31, 2001 and 71,000 shares of common stock at $1.50 to $2.00 per share were outstanding as of March 31, 2000, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock.

4.  Comprehensive Income:

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements. There was no significant difference between net income (loss) and comprehensive income (loss) for the periods ended March 31, 2001 and 2000.




                                   5




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources:

The Company's working capital for the nine months ended March 31, 2001 increased $212,600 to $1,368,200 compared to $1,155,600 as of June 30,
2000. This increase is due primarily to income from operations. The working capital for the nine months ended March 31, 2000 of $1,076,800 reflected a decrease of $175,600 from $1,252,400 at June 30, 1999 due to litigation costs. Management believes that it will be able to meet its cash flow requirements during the next year from its available financial resources which include its cash and cash equivalents and investment securities. In addition, the Company has available a secured bank line of credit of $200,000 with North Fork Bank. The credit line expires on November 1, 2001 and carries interest at prime plus 1%. The Company could utilize this line of credit for working capital needs but has not yet utilized this credit line.


Results of Operations:


The Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000.
--------------------------------------------------------------------

The Company's net sales for the three months ended March 31, 2001 increased $144,100 (16.3%) from the comparable period last year primarily as a result of increased orders from foreign customers, and sales to VWR Scientific Products ("VWR"). The gross profit percentage of 42.7% for the three months ended March 31, 2001 is higher than the 36.5% for the three months ended March 31, 2000 due to the higher sales relative to approximately the same level of fixed costs, and lower material costs.

General and administrative expenses of $221,200 for the three months ended March 31, 2001 increased $30,800 (16.2%) from $190,400 for the comparable period last year, mainly as a result of expenses incurred for the pursuit of external business opportunities.

Selling expenses of $39,600 for the three months ended March 31, 2001 increased $9,700 (32.4%)from $29,900 for the comparable period last year, primarily as a result of increased advertising activity.

Research and development expenses of $62,500 for the three months ended March 31, 2001 decreased $26,500 (29.8%) from $89,000 for the comparable period last year, mainly as a result of material research and development costs incurred in the comparable period last year related to the Enviro-Genietrademark. Current research and development activities have remained at approximately the same level as in the prior fiscal year, and are expected to continue at the same level.

As of June 30, 2000, the Company had an available net operating loss carryforward of approximately $250,000 and other tax credit carryforwards of approximately $29,000. The Company had made a judgement that it was more likely than not that the tax benefits related to these carryforwards would not be realized and, accordingly, recorded a valuation reserve for the full potential benefit. During the three months ended March 31, 2001, based on current income levels, the Company determined that it now appears more likely than not that the full amount of the tax benefits will be realized and, in accordance with generally accepted accounting principles, the Company estimated that its effective income tax rate for the year ending June 30, 2001 will be approximately 0%. Accordingly, such rate has been used for the three and nine month periods ended March 31, 2001.

The Company reflected net income of $115,900 for the three months ended March 31, 2001 , compared to $16,200 for the comparable period last year. The dramatic increase is primarily due to the higher sales and profit margins.


The Nine Months Ended March 31, 2001 Compared with Nine Months Ended March 31, 2000.
--------------------------------------------------------------------

The Company's net sales of $2,573,800 for the nine months ended March 31, 2001 increased $460,200 (21.8%) compared to net sales of $2,113,600 for the comparable period last year primarily as a result of increased orders from foreign customers, and re-establishment of the Company's normal selling price structure during the first quarter of fiscal year
2001.   The gross profit percentage of 41.3% for the nine months ended
March 31, 2001 increased from 31.7% for the comparable period last year primarily as a result of lower material costs, re-establishment of the Company's normal selling price structure during the first quarter of fiscal year 2001, and higher sales relative to fixed factory overhead.

General and administrative expenses of $572,700 for the nine months ended March 31, 2001 increased $22,300 (4.0%) from $550,400 for the comparable period last year, mainly as a result of expenses incurred for the pursuit of external business opportunities.

Selling expenses of $104,600 for the nine months ended March 31, 2001 increased $17,700 (20.4%) from $86,900 for the comparable period last year primarily due to increased advertising activity.

Research and development expenses of $195,900 for the nine months ended March 31, 2001 decreased $29,000 (12.9%) from $224,900 for the comparable period last year, mainly as a result of material research and development costs incurred in the comparable period last year related to the Enviro-Genietrademark. Current research and development activities have remained at approximately the same level as in the prior fiscal year, and are expected to continue at the same level.

The Company incurred no litigation costs for the nine months ended March 31, 2001, compared to $262,200 for the nine months ended March 31, 2000 related to proceedings brought by the Company against VWR and Troemner, Inc. The cash proceeds in the amount of $250,000 included in the prior year's period pertain to the cash portion of the related settlement agreement.

As of June 30, 2000, the Company had an available net operating loss carryforward of approximately $250,000 and other tax credit carryforwards of approximately $29,000. The Company had made a judgement that it was more likely than not that the tax benefits related to these carryforwards would not be realized and, accordingly, recorded a valuation reserve for the full potential benefit. During the three months ended March 31, 2001, based on current income levels, the Company determined that it now appears more likely than not that the full amount of the tax benefits will be realized and, in accordance with generally accepted accounting principles, the Company estimated that its effective income tax rate for the year ending June 30, 2001 will be approximately 0%. Accordingly, such rate has been used for the three and nine month periods ended March 31, 2001.

The Company reflected net income of $205,200 for the nine months ended March 31, 2001 compared to a net loss of $187,600 for the nine months ended March 31, 2000. The dramatic increase is primarily due to the higher sales and higher profit margins.








                                   8





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






                                            Scientific Industries, Inc.
					    Registrant


Date May 11, 2001
-----------------                     	   /s/Lowell A. Kleiman
					   --------------------
            				   Lowell A. Kleiman
                      			   President and Treasurer
                                           (Chief Executive and Financial
					     Officer)


                              		   /s/Helena R. Santos
					   -------------------
                                           Helena R. Santos
                                           Controller and Assistant Treasurer
                                           (Principal Accounting Officer)



























                                   10