Form 10KSB
period 2001-06-30
SCIENTIFIC INDUSTRIES INC
filed 2001-09-26
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

     X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934
                    For the fiscal year ended       June 30, 2001

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

Issuer's revenues for its most recent fiscal year. $3,435,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 24, 2001 is $1,880,600.

The number of shares outstanding of the issuer's common stock, par value $.05 per share ("Common Stock") as of August 24, 2001 is 895,540 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

None.


Transitional Small Business Disclosure Format (check one):
Yes [   ]        No [ X ]

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

  General. Scientific Industries, Inc., (the "Company"), a Delaware corporation, formed in 1954 is engaged in manufacturing and marketing laboratory equipment consisting primarily of a vortex mixer, the Vortex-Genie (REGISTERED TRADEMARK) 2, and related accessories (devices used to mix the contents of test tubes, beakers and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds). During the past four years, the Company has developed and introduced new products and new accessories for all of its products. It recently introduced the Roto-Shake Genieregistered trademark, a multi- purpose rotator/rocker; and the Enviro-Genietrademark, a multi-functional benchtop refrigerated incubator. The Enviro-Genie, introduced in the prior fiscal year, an innovative which is a new product comprising of a unique environmentally controlled benchtop 6-in-1 refrigerator/incubator/rotator/rocker/ stirrer/shaker designed for the study of micro-organisms and cell growth under strictly controlled conditions of temperature and agitation.
In view of its sophistication and higher unit price than other products of the Company, the Company anticipates lower volumes of unit sales, but a higher profit margin per unit. Most recently the Company has developed a line of mixers derived from the Vortex-Genie 2, including the Vortex-Genie (registered trademark) 1, Vortex-Genie(registered trademark) 2T, and the Disruptor Genie (trademark).

  The Company's products are used by hospital and research laboratories, clinics, pharmaceutical manufacturers, medical device manufacturers and other industries. The products are marketed principally through a network of domestic and foreign dealers who are solicited personally by the Company's President and other employees. The Company seeks to increase its customer base through the use of various marketing media, including trade shows, trade publications, brochures and catalogs.

  Raw Materials. The Company currently manufactures its products from readily available components supplied by various independent contractors, and does not rely on any one principal supplier, except as to a few components where it's not practicable to have multiple suppliers.

  Patents, Trademarks, Licenses and Franchises. The Company holds several Unites States patents. It has a patent on a utilitarian feature of its Vortex-Genie 2 mixer which expires on November 2, 2005. The Company licenses this patent on a non-exclusive basis through its expiration to Troemner, Inc., ("Troemner"), under the settlement agreement referred to in Note 13 of the financial statements in Item 7. The Company's patent for the TurboMix (trademark), an attachment to the existing Vortex-Genie 2 mixer, expires in September 2015. Its patent on the Roto-Shake Genie expires in July 2016.
The Company intends to seek additional patent applications, when appropriate, for technology and products which it considers important for the protection of its business. No assurance can be given that any patent application will result in the issuance of a patent or, if granted, will provide effective protection. Litigation to defend against or assert claims of infringement or otherwise related to proprietary rights could result in substantial costs to the Company.

  The Company has various proprietary marks including Vortex-Genie (REGISTERED TRADEMARK) 2, TurboMix (trademark), Roto-Shake Genie (REGISTERED TRADEMARK), and Enviro-Genie (TRADEMARK), which it considers important to the success of its products.

  Foreign Sales. The Company's sales to various distributors outside the United States (principally Europe and Asia) accounted for approximately 42.7% of the Company's net sales for the fiscal year ended June 30, 2001 ("fiscal 2001") and 40.0% for the fiscal year ended June 30, 2000 ("fiscal 2000"). Such sales are paid in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

  Seasonality.  The Company does not consider its business to be seasonal.

  Largest Customer. Sales to Fisher Scientific Company ("Fisher"), a U.S. distributor, accounted for approximately 36.3% of the Company's net sales for fiscal 2001 and 37.5% for fiscal 2000. The Company sells primarily the Vortex-Genie 2 mixer and related accessories, to Fisher. The loss of this customer or a material reduction in its purchases would have a material adverse effect upon the business of the Company.

  Backlog. The Company's backlog is not significant because the Company's current line of products is comprised of standard catalog items. The typical lead time is approximately two weeks, and backlog is kept to no more than three to four weeks.

  Competition.   Most of the Company's competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon quality, technical specifications and price. The Company dominates the vortex mixers market in the United States and is widely recognized in the international vortex mixers market. In the general area of laboratory equipment, the Company's major competitors are Troemner, Barnstead/Thermolyne Corporation, a subsidiary of Sybron International, and IKA, a German corporation.

  Research and Development. In connection with the development of new products, the Company incurred research and development expenses of $251,800 during fiscal 2001 compared to $285,900 during fiscal 2000 as a result of lower material expenditures for the Enviro-Genie benchtop incubated refrigerator, which the Company began producing during fiscal 2001.
In view of its sophistication and higher unit price than other products of the Company, the Company anticipates lower volumes of units sales but a higher profit margin per unit. The Company intends to continue investing in research and development activities at approximately the same rate in fiscal year 2002.

  Government and Environmental Regulation. The Company's products and claims with respect thereto do not require approval of the Food and Drug Administration or any other government approval. The Company's manufacturing operations, like those of the industry in general, are subject to numerous existing and may be subject to proposed additional federal, state, and local regulations designed to protect the environment, to establish occupational safety and health standards and to cover other matters. The Company believes that its operations are in compliance with existing laws and regulations and the cost to comply is not significant to the Company.

  Employees. As of August 24, 2001, the Company employed 27 persons of which 25 were full-time. None of the Company's employees are represented by any unions.

ITEM 2.  DESCRIPTION OF PROPERTY.

  As of August 24, 2001, the Company's offices and manufacturing facilities consisted of the following:

                                    Square     Lease          Annual
Location of           Use of        Feet       Expiration     Rental
Space                 Space        (Approx.)   Date           Payments(*)
-----------------     ---------    ---------   ----------	  ----------
70 Orville Drive      Executive      25,000    December 31,   $217,100
Bohemia, NY 11716     Offices/                 2004
                      Manufact-
                      uring


(*)  Reflects future minimum rental payments for fiscal year 2002.

  The offices and manufacturing facilities leased by the Company are suitable and adequate for such use. In the opinion of management, the property is adequately covered by insurance.

  See Note 8 to the Financial Statements in Item 7 for information about the Company's lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
  STOCKHOLDER MATTERS.

    (a) The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2001 and fiscal 2000, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board.
Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

   For Fiscal Quarter Ended:        Low Bid           High Bid
   -------------------------		-------		--------
   09/30/99                  		17/32             23/32
   12/31/99                  		11/32             10/16
   03/31/00                  		3/8             	1
   06/30/00                 		3/4             	1
   09/30/00                  		3/4             	1 3/4
   12/31/00               		1 7/32            1 1/8
   03/31/01               		1 7/32            1 9/16
   06/30/01               		1 1/5         	2 1/20

     (b)    There were, as of August 24, 2001, 892 record holders of the
		Company's Common Stock.

     (c)    The Company paid no dividends during the last two fiscal years.
		The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, product demand, market acceptance and other factors discussed elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in tis report.

	Outlook. In December 1999, the Company settled litigation against its then second largest customer, VWR Scientific Products ("VWR") and co-defendant Troemner alleging patent and other violations (see Note 13 of the financial statements in Item 7). Although VWR is no longer purchasing its private labeled vortex mixer from the Company, it is purchasing the Company brand vortex mixer, although the quantities are less. Among other things, the settlement agreement provided for certain promotional considerations from VWR amounting up to a maximum of $250,000 based on a percentage of sales of the Company's products. These promotional activities were performed during 2000, 2001, and continue through 2002. Consequently, the promotional programs could have a positive effect on the Company's future sales to VWR.
In the meantime, sales to other customers, foreign and domestic, have been steadily increasing, although past performance may not be indicative of future sales.

     Results of Operations. Net sales for fiscal 2001 increased $429,600 (14.2%) to $3,435,000, compared to $3,005,400 for fiscal 2000 primarily as a result of an increase in foreign sales and re-establishment of the Company's normal selling price structure following the litigation (See
Note 13 of the financial statements in Item 7.) The gross profit percentage of 41.5% for fiscal 2001 increased from 33.8% for fiscal 2000 primarily as a result of lower material costs, and re-establishment of the Company's normal selling price structure.

     General and administrative expenses for fiscal 2001 increased by $91,400 (12.5%) to $822,100 compared to $730,700 for the prior year as a result of the expenses incurred for the pursuit of external business opportunities.

     Selling expenses for fiscal year 2001 increased $43,100 (37.1%) to $159,200 compared to $116,100 for fiscal year 2000 due to increased marketing activity which consisted primarily of trade show exhibiting and advertising in trade publications.

     Research and development expenses for fiscal 2001 decreased by $34,100 (11.9%) to $251,800, compared to $285,900 for fiscal 2000 as a result of lower material expenditures for the Enviro-Genie benchtop incubated refrigerator, which the Company began producing during fiscal 2001.
In view of its sophistication and higher unit price than other products of the Company, the Company anticipates a lower volume of unit sales but a higher profit margin per unit. The Company intends to continue investing in research and development activities at approximately the same rate in fiscal year 2002.

     The Company did not incur any litigation costs in fiscal 2001. In fiscal 2000, the Company incurred $262,600 related to proceedings brought by the Company against VWR and Troemner, which were settled in that year resulting in, among other things, the making of a cash payment of $250,000 to the Company by one defendant. See Footnote 13 of the financial statements in Item 7 for additional information. The Litigation Settlement Proceeds in the amount of $250,000 included in the prior fiscal year represented the cash portion of the settlement agreement.

     As of June 30, 2001, the Company had net operating loss carryforwards of approximately $20,200 expiring in 2020 and tax credit carryforwards of $44,800 expiring in 2014 through 2016. A valuation allowance of $169,300 was recognized to offset the full amount of deferred tax assets at June 30, 2000 due to the uncertainty of realizing these assets in the future.

     During fiscal 2001, the Company determined that it was more likely than not that the Company would realize the full benefit of the deferred tax assets and, accordingly, the valuation allowance of $169,300 at June 30, 2000 was eliminated and included as part of the income tax benefit in 2001.


     Liquidity and Capital Resources. The Company's working capital for fiscal 2001 increased $253,900 to $1,409,500 as compared to $1,155,600 for fiscal 2000, primarily due to income from operations. The Company's inventories increased primarily as a result of a build up in finished goods to a sufficient level to properly fill orders within a shorter time period. Additionally, raw material component inventory is also higher due to the new products. Management believes that it will be able to meet its cash flow requirements during the next fiscal year from its available financial resources which may include future cash generated from operations and its cash and cash equivalents and investment securities. In addition, the Company has available a secured bank line of credit of $200,000 with North Fork Bank. The credit line expires on November 1, 2001 and carries interest at prime plus 1%. The Company could utilize the proceeds of this line for working capital needs. The Company has not utilized this credit line.

     Capital Expenditures. During fiscal 2001, the Company did not incur any material capital expenditures. The Company does not expect to incur in the normal course of business any material capital expenditures during fiscal 2002. It is anticipated, as in past fiscal years, that the funds for such expenditures, if any, will be funded from the Company's operations or available working capital.

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

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

     The Directors of the Company are elected to two year staggered terms. The terms of the five Directors currently expire at the annual meeting of stockholders of the Company to be held in 2001 as to one Director
(Mr. Kesselman, Class B), 2002 as to two Directors (Messrs. Kleiman and Knowles, Class C) and 2003 as to two Directors (Messrs. Borden and Segasture, Class A). The name, principal occupation for the last five years, selected biographical information and period of service as a director of the Company of each director are set forth below.

     Joseph I. Kesselman (age 76), a Director since 1961, is a consultant to various corporations, and a director of Nuclear and Environmental
Protection Inc., Perrot Duval Holding S.A. (a Swiss public company), Hopare Holding, S.A. (a Swiss holding company), and Infranor Inc., a developer and manufacturer of servo systems. Prior to November 1994, he was both Chairman and Chief Executive Officer of Greentree Software, Inc., a developer and provider of proprietary inventory control software, and during the last year of his tenure, he acted as a consultant to that company.

     Lowell A. Kleiman (age 60), a Director since 1970, has been employed by the Company for over thirty years, and has been President since September 1974.

     Roger B. Knowles (age 76), a Director since 1965, is semi-retired. During the past five years, he was President of various corporations, including Conductive Systems, Inc.,a manufacturer of EMI and RFI shielding material, and G.H. Realty Company, a real-estate company, and a director of Ionic, Inc., an investment company.

     Arthur M. Borden, Esq. (age 81), a Director since 1974, has been partner and counsel to Rosenman & Colin LLP during the past five years.

     James S. Segasture (age 65), a Director since 1991, has been a private investor since February 1990.


EXECUTIVE OFFICERS

     Lowell A. Kleiman is the President and Treasurer of the Company.

     Helena R. Santos, CPA (age 37) has been employed by the Company since 1994, and has served as Vice President, Controller since 1997 and Secretary since May 2001.

Ms. Santos is responsible for inventory control, administrative and all accounting and financial reporting functions. Prior to joining the Company, she was an internal auditor with a major defense contractor from March 1991 to April 1994. Prior to that she was employed in public accounting.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on the Company's review of Forms 5 thereto furnished to the Company during its most recent fiscal year with respect to its most recent fiscal year, the Company believes that, for the year ended
June 30, 2001, all filing requirements of Section 16(a) of the Securities
Act of 1934, as amended, applicable to its officers, directors and 10% stockholders were complied with except for the filing of a Form 5 by Messrs. Borden, Knowles, Kesselman, and Segasture which were effected prior to the filing of this report.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table summarizes all compensation paid by the Company to Lowell A. Kleiman with respect to each of the three fiscal years ended
June 30, 2001 for services in all capacities as the Company's Chief Executive Officer and President. No other executive officer earned in excess of $100,000 in any of such fiscal periods.

                      Summary Compensation Table

                           Annual Compensation
 --------------------------------------------------------------------

                                                            All Other
Name and Principal    Year      Salary         Bonus        Compen-
Position                          $              $          sation

------------------    ----      --------       --------     ---------
Lowell A. Kleiman     2001      $160,000      $   -          $3,200(1)
CEO, President        2000      $160,000      $   -          $3,200(1)
                      1999      $160,000      $   -          $3,200(1)



(1) Represents the Company's matching contribution to Mr. Kleiman's account under the Company's 401(k) Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

Mr. Kleiman was the only executive officer to exercise stock options during fiscal 2001. The following table sets forth information as to the exercise and his other option.


						  	Number of
                   Shares of          	Securities        Value of
                   Common             	Underlying        Unexercised
                   Stock              	Unexercised       in-the-Money
                   Acquired    Value  	Options           Options
                   on          Real-  	at FY-End (#)     at FY-End($)
                   Exercise    ized   	Exercisable/      Exercisable/
Name               #)          ($)    	Unexercisable     Unexercisable(1)
---------          ---------   ----- 	-------------     ----------------
Lowell A. Kleiman  60,000     $74,625(2)  0/10,000    	$0/$6,000

(1) Calculated by multiplying the number of shares of Common Stock subject to options by the difference between the fair market value and exercise price on June 30, 2001.

(2) Calculated by multiplying the number of shares of Common Stock subject to options by the difference between the fair market value and exercise price on March 20, 2001 (the date of exercise).

DIRECTORS' COMPENSATION

     The Company currently pays each non-employee director a quarterly retainer of $750 and a fee of $500 for each meeting attended, plus reimbursement for out-of-pocket expenses incurred in connection with attendance of board meetings in the amount of $50 or the director's itemized expenses, whichever is greater.

     During fiscal 2001, the Company paid fees in the amount of $18,000 to non-employee directors.

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

     The Company's 1992 Stock Option Plan called for options to purchase 3,000 shares of Common Stock at the then fair market value to be issued each March for four years to each non-employee director who was on the Board of Directors on the first business day of each March, beginning in March 1993. In addition, in December 1997, the Board of Directors approved annual grants beginning in December 1997 of options to purchase 4,000 shares of Common Stock for each non-employee director at the fair market value on the date of grant. As of December 31, 2000, the Company had granted in the aggregate to non-employee Directors options to purchase 160,000 shares of Common Stock, or for each such Director options to purchase 40,000 shares of Common Stock. The fair market value per share of Common Stock on the dates of grant in the following fiscal years were: $1.328 in 2001, $.829 in 2000, $1.875 in 1999, $2.00 in 1998,
$1.2813 in 1996, $1.3125 in 1995, $.9375 in 1994, and $.50 in 1993.
All options were immediately exercisable, except for 834 shares each (an aggregate of 3,336 shares) under the options granted on December 31, 2000 which became available and exercisable on July 1, 2001.

EMPLOYMENT AGREEMENT

     On June 23, 2000 the Company extended an employment contract with its President through June 30, 2002. The contract provides for an annual salary of $160,000 beginning in fiscal 1998 and also granted Mr. Kleiman a five-year stock option for 10,000 shares of Common Stock exercisable under certain circumstances. The contract provides that in the event of his termination of employment, within three years following any change of control (as defined therein), the Company will be obligated to pay Mr. Kleiman his annual salary and other benefits for the period between the date of his termination of employment and a date three years from any change of control, but not to exceed an amount that is 2.99 times the base amount. Other benefits provided in the contract include continued use of a Company car, four weeks paid vacation each year and, in the event that Mr. Kleiman should die within the employment period, the payment to his widow or his legal representative, of $5,000 as soon as practicable and an amount equal to Mr. Kleiman's current annual salary payable in equal weekly installments. In such event, if the Company receives $500,000 of insurance proceeds, less any expenses incurred, with respect thereto, $50,000 of such proceeds are to be paid to his widow or legal representative, as the case may be, with the balance of the insurance proceeds to be retained by the Company. The employment contract also provides that, at his option, a portion of the compensation may be deferred to future years. The deferred amounts are to be placed in a separate investment account and all earnings and losses will be for his benefit. As of June 30, 2001 and 2000, $88,900 and $106,500, respectively, was segregated into such an account and is included in other assets. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments commencing after the termination of employment. In the event of a change in control of the Company, the entire balance is immediately payable.

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


                       Sole Voting and Dispositive Power
                        ---------------------------------

Five Percent Stockholders,
Directors and Executive
 Officers:                           Number of        Percentage
						 Shares
-------------------------            --------       ----------------
Class A Directors:
------------------
Arthur M. Borden                     58,540 (1)            6.3%

James S. Segasture                  172,757 (1)           18.6%
 (and Kristine K. Segasture)

Class B Director:
-----------------
Joseph I. Kesselman                  59,520 (2)            6.4%

Class C Directors:
------------------

Lowell A. Kleiman                   149,581 (3)           16.5%

Roger B. Knowles                     87,705 (4             9.4%

All current directors and           553,103(5             51.9%
executive officers as a
group


(1) Includes 31,166 shares of Common Stock issuable upon exercise of currently exercisable options and 834 shares which became exercisable on July 1, 2001.
(2) Includes 31,166 shares of Common Stock issuable upon exercise of currently exercisable options and 834 shares which became exercisable on July 1, 2001, and 735 shares of Common Stock owned jointly with Mrs. Kesselman.
(3) Includes 10,000 shares of Common Stock issuable upon exercise of currently exercisable options, assuming certain financial criteria is met.

(4) Includes 44,158 shares of Common Stock owned by Mrs. Knowles; 1,337 shares of Common Stock owned by a trust of which Mr. Knowles is a trustee, beneficial ownership of which is disclaimed by Mr. Knowles; 39,166 shares of Common Stock issuable upon exercise of currently exercisable options and 834 shares which became exercisable on July 1, 2001.
(5) Includes 167,664 shares of Common Stock issuable upon exercise of currently exercisable options and 3,336 shares which became exercisable on July 1, 2001. Included in the 167,664 shares are 10,000 shares issuable upon exercise of options whose exercise is subject to certain financial criteria being met, and 25,000 shares of Common Stock issuable upon exercise of currently exercisable options granted to one executive officer who is not a director.

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

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of fiscal 2001 covered by this report with the Commission.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SCIENTIFIC INDUSTRIES, INC.
                    (Registrant)

                    /s/ Lowell A. Kleiman
                    Lowell A. Kleiman
                    President and Treasurer
                    Principal Executive and Financial Officer

                    /s/ Helena R. Santos
                    Helena R. Santos
                    Vice President, Controller
                    Principal Accounting Officer


Date:  September 26, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                     Date
-----------------          -------------------       ------------------
/s/ Lowell A. Kleiman      President, Treasurer      September 21, 2001
Lowell A. Kleiman          and Director
                           (Principal Executive
                            and Financial Officer)


/s/ Arthur M. Borden       Director                  September 21, 2001
Arthur M. Borden


/s/ Joseph I. Kesselman    Director                  September 21, 2001
Joseph I. Kesselman


/s/ Roger B. Knowles       Director                  September 21, 2001
Roger B. Knowles


/s/ James S. Segasture     Director                  September 21, 2001
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

      3(c)		By-Laws of the Company, as amended.  (Filed
			as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended
			June 30, 1985 and incorporated by reference
      		thereto).

	4		Instruments defining the rights of security holders:

	4(a)		Stock Option Plan (Filed as Exhibit 4.1 to the Company's
			Registration Statement filed on Form S-8 dated June 2, 1998 (File No. 333-55871) and incorporated by reference thereto).

      10		Material Contracts:

	10(a)		Employment Agreement dated June 23, 2000, by and
			between the Company and Mr. Kleiman, as amended. (Filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

	10(b)		Letter of Intent to exercise 5-year option under
			the Company's lease for its offices and manufacturing facilities. (Filed as Exhibit 10 to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999).

      21		Subsidiaries of the Registrant

			Scientific Packaging Industries, Inc., a New
			York corporation, is a wholly-owned subsidiary of the Company, and does business under the name "Scientific Packaging Industries".


ITEM 7.  FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Scientific Industries, Inc. and subsidiary
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiary as of June 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/   Nussbaum Yates & Wolpow, P.C.
Nussbaum Yates & Wolpow, P.C.
Melville, New York

September 5, 2001

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND 2000

                                  ASSETS
                               -----------

                                      2001             2000
                                   -----------    -----------
Current assets:
     Cash and cash equivalents     $   275,400    $   394,600
     Investment securities             412,000        171,600
     Trade accounts receivable,
      less allowance for doubtful
      accounts of $7,400 in 2001
      and 2000                         300,400        319,900
     Inventories                       576,400        416,900
     Prepaid expenses and other
      current assets                    71,700         26,900
                                   -----------    -----------
      Total current assets           1,635,900      1,329,900
                                   -----------    -----------

Property and equipment, net            194,600        182,300
                                   -----------    -----------
Other assets:
     Deferred taxes			   101,600   	   -
     Intangible assets, less
      accumulated amortization of
       $24,700 and $17,700 in
        2001 and 2000                   12,300         18,700
     Other                             150,900        159,200
                                   -----------     ----------
                                       264,800        177,900
                                   -----------     ----------
                                    $2,095,300     $1,690,100
                                   ===========     ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
     Accounts payable              $   152,500    $    84,000
     Accrued expenses                   73,900         90,300
                                   -----------    -----------
     Total current liabilities         226,400        174,300
     					     -----------	  -----------
Deferred compensation                   88,900        106,500
                                   -----------    -----------

Commitments and contingencies

Shareholders' equity:
     Common stock, $.05 par value;
      authorized 7,000,000 shares;
       issued 915,342 and 855,342
        shares in 2001 and 2000	    45,800		 42,800
     Additional paid-in capital        912,500        869,500
     Accumulated other comprehensive
      loss, unrealized holding loss
      on investment securities      (    5,000)    (    4,600)
     Retained earnings                 879,100        554,000
                                     ---------      ---------
                                     1,832,400      1,461,700
     Less common stock held in
      treasury, at cost,
      19,802 shares                     52,400         52,400
                                     ---------      ---------
                                     1,780,000      1,409,300
                                     ---------      ---------
                                    $2,095,300     $1,690,100
                                    ==========     ==========


          See notes to consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED JUNE 30, 2001 AND 2000

                                       2001           2000
                                    ----------     ----------
Net sales                          $3,435,000      $3,005,400

Cost of sales                       2,008,600       1,988,600
                                   ----------      ----------
Gross profit                        1,426,400       1,016,800
                                   ----------      ----------
Operating expenses:
     General and administrative       822,100         730,700
     Selling                          159,200         116,100
     Research and development         251,800         285,900
                                   ----------      ----------
                                    1,233,100       1,132,700
                                   ----------      ----------
Income (loss) from operations         193,300     (   115,900)
                                   ----------      ----------

Other income (expenses):
     Litigation settlement
      proceeds                           -            250,000
     Litigation costs                    -        (   262,600)
     Interest and other income         30,200          16,200
                                 ------------      ----------
                                       30,200           3,600
                                 ------------      ----------
Income (loss) before income
 tax benefit                          223,500     (   112,300)
                                 ------------      ----------
Income tax benefit (deferred)	  (     101,600)           -
                                 ------------	   ----------
Net income (loss)			   $    325,100	  ($  112,300)
					   ============	   ==========
Net income (loss) per
 common share - basic            $       .38      ($      .13)
					   ============      ==========
Net income (loss) per
 common share - diluted          $       .33      ($      .13)
                                 ============     ===========

              See notes to consolidated financial statements

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           YEARS ENDED JUNE 30, 2001 AND 2000



                                                          Accumulated
                                             Additional   Other
                            Common Stock     Paid-in      Comprehensive
                            --------------   Capital      Loss
                            Shares  Amount
                            ------ -------   ----------   -------------

Balance, July 1, 1999      855,342  42,800   $ 869,500     ($   1,000)

Net loss                      -       -           -              -

Other comprehensive loss:
 Unrealized holding losses
  arising during period       -       -           -        (    2,800)
 Less: reclassification adjust-
  ment for gains included in
  net loss                    -       -           -        (      800)
Comprehensive loss            -       -           -              -
                           -------- -------   ---------    ------------
Balance, June 30, 2000     855,342  42,800     869,500     (    4,600)
                          -------- -------    ---------    ------------
Net income                      -       -         -              -

Exercise of stock options   60,000   3,000      18,000           -

Issuance of stock warrant     -       -         25,000           -

Other comprehensive income:
 Unrealized holding loss
  arising during period       -       -           -        (      400)

Comprehensive income          -       -           -              -
                          -------- -------   --------      ------------
Balance, June 30, 2001     915,342 $45,800   $912,500      ($   5,000)
                      	  ======== =======   ========      ============




        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
           YEARS ENDED JUNE 30, 2001 AND 2000

                                                          Total
                          Retained      Treasury Stock    Shareholders'
                          Earnings      Shares  Amount    Equity
                          --------      ------  ------    -------------
Balance, July 1, 1999    $ 666,300      19,802 $52,400    $ 1,525,200
                                                          -------------
Net loss                (  112,300)       -       -      (    112,300)

Other comprehensive loss:
 Unrealized holding losses
 arising during period         -          -       -      (      2,800)
Less: reclassification
 adjustment for gains
 included in net loss          -          -       -      (        800)
                                                          -------------
Comprehensive loss             -          -       -      (    115,900)
                        -----------     ------ ------     -------------
Balance, June 30, 2000     554,000      19,802 52,400       1,409,300
                                                          -------------
Net income                 325,100        -      -            325,100

Exercise of stock options     -           -      -             21,000

Issuance of stock warrant     -           -      -             25,000

Other comprehensive income:
 Unrealized holding loss
  arising during period       -           -      -       (        400)
                                                          -------------
Comprehensive income          -           -      -            370,700
                          --------       ------- -------  -------------
Balance, June 30, 2001   $ 879,100       19,802  $52,400  $ 1,780,000
                          ========       ======  =======  =============

               See notes to consolidated financial statements

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 2001 AND 2000


                                             2001         2000
                                         ------------ -----------

Operating activities:
 Net income (loss)                       $   325,100  ($ 112,300)
 Adjustments to reconcile net income     ------------ -----------
  (loss)to net cash provided by
   (used in) operating activities:
    Gain on sale of investments                 -     (      800)
    Loss on disposal of fixed assets            -          6,300
    Issuance of stock warrant
     for services				          25,000        -
    Depreciation and amortization             71,800      92,700
    Deferred income taxes               (    101,600)       -
    Changes in assets and liabilities:
        Accounts receivable                   19,500       3,100
        Inventories                     (    159,500) (   50,900)
        Prepaid expenses and other
         current assets                 (     44,800)    123,400
        Other assets                           8,300  (   15,100)
        Accounts payable                      68,400  (  160,000)
        Accrued expenses                (     16,400) (    4,200)
        Deferred compensation           (     17,600)     12,200
                                        -------------  ----------
               Total adjustments        (    146,900)      6,700
                                        -------------  ----------
               Net cash provided by
                (used in) operating
                  activities                 178,200  (  105,600)
                                        -------------  ----------
     Investing activities:
	Purchase of investment securities,
       available for sale		    (    381,200)	(    4,800)
     Purchase of investment securities,
       held to maturity   	          (    106,000) (  154,800)
	Redemption of investment
       securities, available for sale		-	     4,300
      Redemption of investment
	 securities, held to maturity          246,500     502,600
      Capital expenditures              (     77,100) (   74,800)
      Proceeds from sale of fixed
       assets                                   -          1,900
      Purchase of intangible assets     (        600) (    3,300)
                                        ------------- -----------
              Net cash provided by
               (used in)investing
                 activities             (    318,400)    271,100
                                        ------------- -----------
     Financing activities,
      exercise of stock options		    21,000	      -
                                        ------------- -----------
Net increase (decrease) in cash and
 cash equivalents                       (    119,200)    165,500

Cash and cash equivalents,
 beginning of year                           394,600     229,100
                                        ------------- -----------
Cash and cash equivalents, end of year  $    275,400  $  394,600
                                        ============= ===========
Supplemental disclosures of cash flow information:
     Cash paid for income taxes         $        700  $      400
                                        ============  ===========


                  See notes to consolidated financial statements

                SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 2001 AND 2000

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

     Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income (loss) per share includes the dilutive effect of stock options and warrants.

2.   Line of Business and Concentration of Credit Risk

     The Company is engaged in the manufacturing and marketing of scientific equipment for hospital and industrial laboratories and other healthcare related entities. The Company believes that it has only one reportable segment. Approximately 95% of all sales are generated from the Vortex-Genie (registered trademark) 2 mixer and related accessories. The Company does not obtain collateral for its accounts receivable.

     Certain information relating to the Company's export sales and principal customers are as follows:


                                    2001         2000
                                -----------   ----------

Export sales (net) (principally
 Europe and Asia)                $1,466,100   $1,201,000


Customer (1) in excess of 10%
 of net sales			   $1,245,800    1,128,200


3.        Investment Securities


   Details as to investment securities are as follows:


                                Gross Cost or			Unrealized
                                Amortized        Fair       Holding
                                Cost             Value      Loss
                                -------------    ---------- ----------

At June 30, 2001:
-----------------
  Available for sale:
   Equity securities            $ 401,900        $ 396,900 ($  5,000)
                                =========        =========  ==========
  Held-to-maturity:
   State and municipal bonds   $   15,000        $  15,000  $   -
                               ==========        ========== ==========

					 Gross Cost or			Unrealized
                                Amortized        Fair       Holding
                                Cost             Value      Loss
                                -------------    ---------- ----------
At June 30, 2000:
-----------------
  Available for sale:
   Equity securities            $  20,700        $  16,100  ($  4,600)
                                =========        ==========  =========
  Held-to-maturity:
   State and municipal bonds   $   90,500        $  90,400  ($    100)
   Certificates of deposit         50,000           50,000       -
   Other bonds                     15,000           14,800  (     200)
                               ----------        ---------- ----------
                          	 $  155,500          155,200  ($    300)
                               ==========        ========== ==========


4.   Inventories
                                             2001               2000

                                           --------           --------
     Raw materials                         $436,100           $374,800
     Work-in-process                         27,000             30,700
     Finished goods                         113,300             11,400
                                           --------           --------
                                           $576,400           $416,900
                                           ========           ========


                                     F-9
                                    -----

5.        Property and Equipment, Net


                           Useful Lives
                           (Years)        2001      2000
                           ---------- --------- ---------

Computer equipment        3 - 5       $180,700   $161,700
Machinery and equipment   3 - 7        230,200    200,500
Furniture and fixtures    4 - 10        69,600     41,200
Leasehold improvements    3 - 8         34,900     34,900
                                      --------   --------
                                       515,400    438,300

Less accumulated depreciation and
  amortization                         320,800    256,000
                                      --------   --------
                                      $194,600   $182,300
                                      ========   ========

6.   Bank Line of Credit

	The Company has a $200,000 secured bank line of credit collateralized by all the assets of the Company. The credit line expires on November 1, 2001 and bears interest at prime plus 1%. The Company did not utilize this credit line. To support the line of credit available, the Company is required to maintain 20% of the credit line in average monthly balances.


7.   Employee Benefit Plan

     The Company has a 401(k) profit sharing plan for all eligible employees as defined in the Plan. The Plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code.
The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation. The Company also has the option to make an additional profit sharing contribution to the Plan. Employer matching contributions to the Plan amounted to $17,000 in 2001 and $16,700 in 2000.

8.   Commitments and Contingencies

     Leases

     The Company is obligated through December 2004 under a noncancelable operating lease for its premises, which requires minimum annual rentals and certain other expenses, including real estate taxes and insurance. Rental expense under the above lease amounted to approximately $232,300 in 2001 and $202,600 in 2000.

     As of June 30, 2001, the Company's approximate future minimum rental payments on all operating leases are as follows:

     Fiscal Years
     ------------
          2002                          224,800
          2003                          235,800
          2004                          245,500
          2005                          122,900


     In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $223,100 under the terms of the lease. Accrued rent, payable in future years, amounted to $27,000 and $10,700 at June 30, 2001 and 2000.


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

8.  Commitments and Contingencies

     The employment contract also provides that, at his option, a portion of the compensation may be deferred to future years. The deferred amounts are to be placed in a separate investment account and all earnings or losses will be for his benefit. As of June 30, 2001 and 2000, $88,900 and $106,500 was segregated into such an account and is included in other assets. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments commencing after the termination of employment. In the event of a change in control of the Company, the entire balance is immediately payable.


9.   Income Taxes

     Income taxes (benefit) for 2001 and 2000 were different from the amounts computed by applying the Federal income tax rate to the income or loss before income taxes due to the following:


                                   2001      		2000

                               ---------------   ----------------
                                          % of               % of
                                        Pretax             Pretax
                               Amount     Loss   Amount    Income
                               -------- ------   --------  ------
Computed "expected" income
 tax (benefit)                $ 76,000   34.0%  ($ 38,200) ( 34.0%)
Non-taxable interest income       -        -    (   1,700) (  1.5 )
Research and development
 credits			     (  15,300) ( 6.8)  (  17,600) ( 15.7 )
Other                            7,000    3.1   (   9,000) (  8.0 )
Increase (decrease)in
 valuation allowance         ( 169,300) (75.7)     66,500    59.2
                              --------  ------   --------  ------
Actual income taxes (benefit)($101,600) (45.4%) ($   -   ) (  0.0%)
                              ========  ======   ========  ======

     Deferred tax assets and liabilities consist of the following:

                                           2000           2000
                                        ----------	----------
     Deferred tax assets:
      Amortization of intangibles       $   6,700     $   5,300
      Deferred compensation                30,200        36,200
      Net operating loss carryforwards      6,900        88,500
      Rent accrual                          9,200         3,600
      Tax credit carryforwards             44,800        29,500
      Other                                 9,300         7,700
                                        ----------    ----------
                                          107,100       170,800
     Deferred tax liability:
      Depreciation of property and
       equipment                      (     5,500)   (    1,500)
                                       -----------    ----------
                                          101,600       169,300
     Valuation allowance              (      -   )   (  169,300)
                                       -----------    ----------
     Net deferred tax assets           $  101,600     $    -
                                       ===========    ==========


     At June 30, 2001, the Company has net operating loss carryforwards of approximately $20,200 expiring in 2020. In addition, at June 30, 2001, the Company has tax credit carryforwards of $44,800 expiring in 2014 through 2016. A valuation allowance was recognized to offset the full amount of deferred tax assets at June 30, 2000 due to the uncertainty of realizing these assets in the future.

	During the year ended June 30, 2001, the Company determined that it was more likely than not that the Company would realize the full benefit of the deferred tax assets and, accordingly, the valuation allowance of $169,300 at June 30, 2000 was eliminated and included as part of the income tax benefit in 2001.

10.  Stock Options and Warrant

     The Company has established a stock option plan which provides for the grant of options to purchase up to 300,000 shares of common stock of the Company, par value $.05 per share, ("Common Stock"), through February 2002. The Plan provides for the granting of incentive stock options and non-incentive stock options. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant.
Non-incentive stock options shall be granted at an exercise price not less than 85% of the fair market value of the shares of
Common Stock on the date of grant. The Plan also provides that each non-employee member of the board of directors shall be granted, annually commencing in March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of Common
Stock at the fair market value on the date of grant and commencing annually in December 1997, for as long as a director, a ten-year option to purchase 4,000 shares of Common Stock at the fair market
value on the date of grant.   These outstanding options expire at
various dates through December 2010.   There are no shares of
Common Stock reserved and available for future grants at June 30, 2001 under the plan. As of June 30, 2001, there were
3,336 options granted, exercisable upon such shares being available under the Plan which occured on July 1, 2001.

     The Company has elected to continue to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for options granted under fixed plans when the option price is not less than the fair market value of the underlying common stock on the date of grant. Pro forma information regarding net income
(loss) and earnings (loss) per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 2001 and 2000, respectively:


                                           2001                2000
                                         ---------          ----------

  Expected life (in years)                   10                  10
  Risk-free interest rate                   5.36%               6.86%
  Expected volatility                      34.01%              20.39%
  Dividend yield                            0.00%               0.00%

     Under the Black-Scholes model, the total value of stock options granted in 2001 and 2000 was $13,500 and $13,900, respectively, which would be amortized ratably on a pro forma basis over the vesting periods of ten years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net income (loss) would have been $305,200 in 2001 and ($124,700) in 2000. The Company's pro forma net income (loss) per share would have been $.36 (basic) and $.31 (diluted) in 2001 and ($.15) (basic and diluted) in 2000. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     During the year ended June 30, 2001, an officer exercised options to acquire 60,000 shares at $.35 per share.

     Option activity under the above stock option plan is summarized as follows:

                                 Fiscal 2001		    Fiscal 2000
                                 Weighted                 Weighted
                                 Average                  Average
                                 Exercise                 Exercise
                      Shares     Price         Shares     Price
                    -----------  ----------  -----------  -----------
Shares under option:
 Outstanding at
  beginning of year     269,000   $ .99       267,000      $  .99
 Granted                 16,000    1.33        16,000         .83
 Forfeited                 -        -       (  14,000)        .82
 Exercised             ( 60,000)    .35          -            -
                      ---------   -----      ---------     ------
 Outstanding at end
  of year    		225,000   $1.19       269,000      $  .99
                      =========   =====     =========      ======
 Options exercisable at
  year-end              192,001   $1.18       223,333      $  .94
                      =========   =====     =========      ======

 Weighted average fair value
  per share of options granted
  during fiscal 2001 and 2000     $ .84                    $  .87
                                  =====                    ======

     The following table summarizes information about the options under the above Plan outstanding at June 30, 2001:

			Options Outstanding           Options Exercisable

           	--------------------------------- ------------------------
				Weighted-
                        Average       Weighted-			  Weighted-
Range of                Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price      Outstanding  Price
----------  ----------- ------------- ---------- ------------ ---------
$.35 - .9375    104,000     4.52       $ .70        94,334     $ .68
$1.2813 - 2.00  121,000     5.58       $1.61        97,667     $1.66


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

	The Company has a stock purchase warrant outstanding covering 17,391 shares of the Company's common stock issued during 2001 for services.
The warrant has an exercise price of $1.4375 per share and expires on February 5, 2006.

11.  Net Income (Loss) Per Common Share

     Net incomne (loss) per common share data was computed as follows:

                                                  2001         2000
								---------	---------
     Net income (loss)                          $325,100   ($112,300)

                                                =========   =========
     Weighted average common shares outstanding  851,978     835,540
     Effect of dilutive securities,
      stock options and warrant                  129,483        -
                                                ---------   ---------
     Weighted average dilutive common
      shares outstanding                         981,461     835,540
                                                =========   =========
     Net income (loss) per common share - basic $  .38     ($  .13)
                                                 =========  =========
     Net income (loss) per common share -
      diluted						$  .33     ($  .13)
                                                 =========  =========

     The potential effect of dilution from the assumed exercise of stock options, amounting to 106,192 of Common Stock as of June 30, 2000 were not included in determining dilutive EPS because to do so would be anti-dilutive due to the Company incurring a net loss for that year. Unexercised employee stock options to purchase 71,000 shares of Common Stock at $1.50 to $2.00 per share were outstanding as of June 30, 2000, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's Common Stock.


12.  Fair Value of Financial Instruments

     The financial statements include various estimated fair value information as of June 30, 2001 and 2000, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     The carrying value of cash and cash equivalents and investment securities approximates fair market value because of the short maturity of those instruments.

     The following table provides summary information on the fair value of significant financial instruments included in the financial statements:



                                     2001                 2000
                              -------------------  -------------------
                                        Estimated		 Estimated
                              Carrying  Fair       Carrying  Fair
                              Amount    Value      Amount    Value
                              --------  ---------  --------  ---------
Assets:
 Cash and cash equivalents    $275,400  $275,400   $394,600  $394,600

 Investment securities
  (Note 3)				 411,900   411,900    171,600   171,300


13.  Litigation

     In January 1999, the Company commenced litigation against its then second largest customer and another party alleging patent and other violations. On December 1, 1999, a settlement agreement was reached among the parties which included an immediate purchase commitment from the customer of $200,000 which included significant quantities of the Vortex-Genie 2 mixer and, to a lesser extent, quantities of the Company's new products, the Roto-Shake Genie and the Enviro-Genie, a cash payment to the Company of $250,000 which was reflected in the accompanying financial statements as of June 30, 2000, and certain promotional considerations amounting to a maximum of $250,000 based on a percentage of sales of the Company's products.
The promotional activities are to be performed during 2000, 2001, and 2002. Since the fair value of the promotional activities cannot be determined, the Company has not recorded any value thereon.