Form 10QSB
period 2001-09-30
SCIENTIFIC INDUSTRIES INC
filed 2001-11-09
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB



(Mark One)
 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE
        ACT

          For the transition period from              to
                                        --------------  -------------------
          Commission File Number:  0-6658

                  SCIENTIFIC INDUSTRIES, INC.
---------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

       Delaware                                  04-2217279
-------------------------------    ----------------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

                70 Orville Drive, Bohemia, New York 11716
                -----------------------------------------
                (Address of principal executive offices)

                            (631)567-4700
                     -------------------------
                    (Issuer's telephone number)

                         Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes ( X )  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 2001: 934,540 shares outstanding of the Company's Common Stock, par value, $.05.

Transitional Small Business Disclosure Format (check one):
                    Yes [   ] No [ x ]

                  PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                              ASSETS

                                             September 30, 2001
                                             ------------------
Current Assets:
  Cash and cash equivalents                     $  207,300
  Investment securities                            355,600
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                    469,500
  Inventories                                      614,600
  Prepaid expenses and other current assets         65,900
                                                ----------
        Total current assets                     1,712,900
                                                ----------
Property and equipment at cost, less accumulated
  depreciation of $335,000                         184,900

Other assets and deferred charges:
  Deferred taxes                                   101,600
  Intangible assets, less accumulated amortization
   of $26,500                                       11,100
  Other                                            145,400
                                                ----------
                                                   258,100
                                                ----------
                                                $2,155,900
                                                ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $    92,300
  Accrued expenses                                 142,400
                                               -----------
         Total current liabilities                 234,700
                                               -----------
Deferred compensation                               88,900

Shareholders' equity:
  Common stock $.05 par value                       45,800
  Additional paid-in capital                       912,500
  Accumulated other comprehensive loss, unrealized
   holding loss on investment securities            (3,200)
  Retained earnings                                929,600
                                               -----------
                                                 1,884,700
  Less common stock held in treasury, at cost       52,400
                                               -----------
                                                 1,832,300
                                               -----------
                                                $2,155,900
                                               ===========

See notes to condensed unaudited consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                For the Three Month Periods Ended
                             September 30, 2001    September 30, 2000
                             ------------------    ------------------


Net sales                        $  921,300            $  787,300
Cost of sales                       529,400               467,200
                                 ----------            ----------
Gross profit                        391,900               320,100
                                 ----------            ----------
Operating expenses:
  General and administrative        206,500               178,400
  Selling                            37,200                24,900
  Research and development           79,000                64,800
                                 ----------            ----------
                                    322,700               268,100
                                 ----------            ----------
Income from operations               69,200                52,000

Interest and other income             8,300                 6,800
                                 ----------            ----------
Income before income taxes           77,500                58,800

Income taxes                         27,000                  -
                                 ----------            ----------
Net income                       $   50,500            $   58,800
                                 ==========            ==========
Net income per common             $   .06               $   .07
 share-basic

Net income per common             $   .05               $   .06
 share-diluted








See notes to condensed unaudited consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                     For the Three Month Periods Ended
                                   September 30, 2001  September 30, 2000
                                   ------------------  ------------------
Operating activities:
  Net Income                              $   50,500          $    58,800
  Adjustments to reconcile net
    income to net cash provided
     by (used in) operating activities:
  Gain on sale of investments           (      4,400)                -
  Depreciation and amortization               15,800               18,000
  Change in assets and liabilities:
   Accounts receivable                  (    169,100)          (   32,500)
   Inventories                          (     38,200)          (   16,900)
   Prepaid expenses and other
    current assets                             5,800                6,100
   Other assets                                5,500                 -
   Accounts payable                     (     60,200)          (      100)
   Accrued expenses                           68,500                3,700
                                         -----------          -----------
        Total adjustments               (    176,300)          (   21,700)

        Net cash provided by
         (used in) operating activities (   125,800)               37,100
                                         ----------           -----------
Investing activities:
  Purchase of investment securities,
   available-for-sale                   (    20,800)                 -
  Purchase of investment securities,
   held to maturity                     (   106,900)           (   65,900)
  Redemptions of investment securities,
   available-for-sale                       175,300                  -
  Redemptions of investment securities,
   held to maturity                          15,000                60,500
  Capital expenditures                  (     4,900)           (    6,600)
                                         ----------             ----------
        Net cash provided by
         (used in) investing activities      57,700            (   12,000)
                                         ----------             ----------
Net increase (decrease) in cash and
 cash equivalents                       (    68,100)               25,100

Cash and cash equivalents,
 beginning of year                          275,400               394,600
                                         ----------             ----------
Cash and cash equivalents,              $   207,300            $  419,700
 end of period                           ==========             ==========

Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                          $    4,200             $      400

See notes to condensed unaudited consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
 NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



General: As contemplated by the Securities and Exchange Commission (the "Commission"), the accompanying financial statements and footnotes thereto have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference is made to the financial statements contained within the Form 10-KSB for the fiscal year ended June 30, 2001 of Scientific Industries, Inc., (the "Company").

          The statements as of September 30, 2001 and for the three months ended September 30, 2001 and 2000 are unaudited and include all normal recurring adjustments necessary to present fairly the results of such unaudited interim periods. The results for the three months ended
          September 30, 2001, are not necessarily an indication of the results of the full fiscal year.


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


2.    Inventories:

      Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                            September 30,
                                                 2001
                                            ------------
      Raw Materials                         $    444,900
      Work in process                             47,200
      Finished Goods                             122,500
                                            ------------
                                            $    614,600
                                            ============
3.    Net Income Per Common Share:

      Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options and a warrant.

            Net income per common share was computed as follows:

                                     For the Three Month Periods Ended
                                  September 30, 2001    September 30, 2000
                                  ------------------    ------------------
Net Income                           $   50,500           $    58,800
                                     ==========           ===========
Weighted average common shares
 outstanding                            895,540               835,540
Effect of dilutive securities,
 stock options                          118,196               118,085
                                     ----------           -----------
Weighted average dilutive common
 shares outstanding                   1,013,736               953,625
                                     ==========           ===========
Net income per common               $      .06           $       .07
 share-basic                        ===========          ============

Net income per common               $      .05           $       .06
 share-diluted                      ===========          ============

Unexercised employee stock options to purchase 71,000 shares of common stock at $1.50 to $2.00 per share were outstanding as of September 30, 2000, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock.

4.  Comprehensive Income:

The Company adopted SFAS No. 130, "Reporting Comprehensive
Income," which established standards for reporting and displaying comprehensive income in financial statements. There was no significant difference between net income and comprehensive income for the three month periods ended September 30, 2001 and 2000.


Item 2. Management's Discussion and Analysis


Liquidity and Capital Resources
-------------------------------
The Company's working capital for the three months ended September 30, 2001 increased $68,700 to $1,478,200 compared to $1,409,500 as of June
30, 2001. This increase is due primarily to income from operations. The working capital for the three months ended September 30, 2000 increased $70,800 to $1,226,400 compared to $1,155,600 as of June 30,
2000 due primarily to income from operations. The Company has available a secured bank line of credit of $200,000 with North Fork Bank, all of which was available as of September 30, 2001. This renewable credit line expires on November 1, 2001 and carries interest at prime plus 1%. Management believes that it will be able to meet its cash flow requirements during the next year from its available financial resources which include its cash and cash equivalents and investment securities.

Results of Operations
---------------------

The Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000.

Net sales of $921,300 increased $134,000 (17.0%) for the three months ended September 30, 2001 compared to $787,300 for the three months ended September 30, 2000 primarily as a result of an increase in the volume of unit sales. The Company's gross profit percentage for the three months ended September 30, 2001 was 42.5%, a slight increase from 40.7% for the same period last year primarily as a result of the higher sales.

General and administrative expenses for the three months ended
September 30, 2001 of $206,500, an increase of $28,100
(15.7%) from $178,400 for the comparable period in 2000, was mainly due to consulting fees paid to an investment banker to pursue external business opportunities.

Selling expenses increased $12,300 (49.4%) to $37,200 for the three months ended September 30, 2001 from $24,900 for the comparable period in 2000 due to increased marketing activity - primarily trade show exhibiting and promotional material.

Research and development expenses for the three months ended September 30, 2001 increased by $14,200 (21.9%) to $79,000 from $64,800 for the comparable period in 2000 due to increased development activity for new products.

The Company incurred no income tax expense for the three months ended September 30, 2000 due to the use of available net operating loss and tax credit carryforwards during fiscal year 2001. The income tax expense was $27,000 for the three months ended
September 30, 2001.

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






                                     Scientific Industries, Inc.
                                     __________________________________
                                     Registrant


                                     /s/Lowell A. Kleiman
                                     __________________________________
                                     Lowell A. Kleiman
                                     President and Treasurer
                                     Principal Executive and Financial Officer

                                     /s/Helena R. Santos
                                     __________________________________
                                     Helena R. Santos
                                     Vice President, Controller and
                                     Assistant Treasurer
                                     Principal Accounting Officer


Date   November 9, 2001