Form 10QSB
period 2001-12-31
SCIENTIFIC INDUSTRIES INC
filed 2002-02-14
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                   For quarterly period ended: December 31, 2001


      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from __________to_____________

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

            70 Orville Drive, Bohemia, New York 11716
            ----------------------------------------
            (Address of principal executive offices)

                         (631)567-4700
                  ---------------------------
                  (Issuer's telephone number)

                         Not Applicable
 --------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  [ X ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 1, 2002: 938,540 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
                       Yes [   ]      No [ X ]







PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                              ASSETS
                                                    December 31, 2001
                                                    -----------------
Current Assets:
  Cash and cash equivalents                                $  263,900
  Investment securities                                       427,700
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                               358,400
  Inventories                                                 688,000
  Prepaid expenses and other current assets                    58,700
 								           ----------
                          Total current assets              1,796,700

Property and equipment at cost, less accumulated
  depreciation of $348,700                                    176,200
                                                           ----------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $28,200                                                   9,400
Deferred Taxes                                                101,600
Other                                                         145,500
                                                           ----------
                                                              256,500
                                                           ----------
                                                           $2,229,400
                                                           ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                         $  132,300
  Accrued expenses                                            124,500
                                                           ----------
  Total current liabilities                                   256,800
                                                           ----------
Deferred compensation                                          88,900
                                                           ----------
Shareholders' equity:
  Common stock $.05 par value                                  47,700
  Additional paid-in capital                                  951,100
  Accumulated other comprehensive loss, unrealized
   holding loss on investment securities                       (5,900)
  Retained earnings                                           943,200
                                                           ----------
                                                            1,936,100
  Less common stock held in treasury, at cost                  52,400
                                                           ----------
                                                            1,883,700
                                                           ----------
                                                           $2,229,400
                                                           ==========

See notes to condensed unaudited consolidated financial statements


           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                            For the Three Month   For the Six Month
                               Periods Ended        Periods Ended
                                December 31,         December 31,
                             2001      2000        2001        2000
                            --------  --------  ----------  ----------

Net sales                   $872,700  $759,400  $1,794,000  $1,546,700
Cost of goods sold           539,600   455,700   1,069,000     922,900
                            --------  --------  ----------  ----------
Gross profit                 333,100   303,700     725,000     623,800

Operating Expenses:
 General & administrative    207,600   173,100     414,100     351,500
 Selling                      46,400    40,100      83,600      65,000
 Research & development       68,800    68,600     147,800     133,400
                            --------  --------  ----------  ----------
                             322,800   281,800     645,500     549,900
                            --------  --------  ----------  ----------
Income from operations        10,300    21,900      79,500      73,900

Interest & other income        5,300     8,600      13,600      15,400
                            --------  --------  ----------  ----------
Income before income taxes    15,600    30,500      93,100      89,300

Income taxes                   2,000      -         29,000        -
                            --------  --------  ----------  ----------
Net income                  $ 13,600  $ 30,500  $   64,100  $   89,300
                            ========  ========  ==========  ==========


Net income per common
 share - basic              $ .01      $ .04      $ .07      $ .11

Net income per common
 share - diluted            $ .01      $ .03      $ .06      $ .09






See notes to condensed unaudited consolidated financial statements




           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                     For the Six Month Periods Ended
                                   December 31, 2001  December 31, 2000

Operating activities:
  Net Income                             $   64,100        $   89,300
                                         ----------        ----------
  Adjustments to reconcile net income
   to net cash provided by (used in)
   Operating activities:
  (Gain) on sale of investments             ( 4,400)             -
  Depreciation and amortization              32,400            34,700
  Change in assets and liabilities:
   Accounts receivable                     ( 58,000)          (41,700)
   Inventories                             (111,600)         (121,500)
   Prepaid expenses and other
    current assets                           13,000           ( 5,700)
   Other assets                               5,400           (   100)
   Accounts payable                         (20,200)           62,700
   Accrued expenses                          50,600            16,400
                                          ---------        ----------
      Total adjustments                     (92,800)          (55,200)
                                          ---------        ----------
  Net cash provided by (used in)
   operating activities                     (28,700)           34,100

Investing activities:
  Purchase of investment securities,
   available-for-sale                      ( 80,600)         (100,000)
  Purchase of investment securities,
   held to maturity                        (148,000)         ( 76,000)
  Redemptions of investment securities,
   available-for-sale                       175,300              -
  Redemptions of investment securities,
   held to maturity                          40,000           186,500
  Capital expenditures                      (10,000)          (36,500)
                                          --------- 		---------
 Net cash used in investing activities      (23,300)          (26,000)

Financing activities,
  exercise of stock options                  40,500              -
                                          ---------		---------
 Net increase (decrease) in cash and cash
  equivalents                               (11,500)            8,100
Cash and cash equivalents, beginning of
  year                                      275,400           394,600
                                          ---------		---------
Cash and cash equivalents, end of period  $ 263,900         $ 402,700
                                          =========         =========

Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                            $ 6,500           $  400


See notes to condensed unaudited consolidated financial statements
                                3




           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: As contemplated by the Securities and Exchange Commission (the "Commission"), the accompanying financial statements and footnotes thereto have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference is made to the financial statements contained within the Form 10-KSB for the fiscal year ended June 30, 2001 of Scientific Industries, Inc. (the "Company").

          The statements as of and for the three and six months ended December 31, 2001 and 2000 are unaudited and include all normal recurring adjustments necessary to present fairly the results of such unaudited interim periods. The results for the three and six months ended December 31, 2001, are not necessarily an indication of the results of the full fiscal year.


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


2.    Inventories:

      Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                            December 31,
                                                 2001
                                            -----------
          Raw Materials                     $   519,800
          Work in process                        91,600
          Finished Goods                         76,600
                                            -----------
                                            $   688,000
                                            ===========












            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)

3.    Net income per Common Share:

      Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per common share includes the dilutive effect of stock options and a warrant.


      Net income per common share was computed as follows:

                               For the Three Month    For the Six Month
                                 Periods Ended          Periods Ended
                                  December 31,           December 31,
                                 2001       2000        2001      2000
                               --------  ---------    --------  --------
Net income                     $13,600    $30,500     $ 64,100  $ 89,300

Weighted average common
 shares outstanding            933,070    835,540      914,340   835,540
Effect of dilutive
securities, stock options       75,384    123,948       96,787   121,006
                              --------   --------     --------  --------
Weighted average dilutive
common shares outstanding    1,008,454    959,488    1,011,127   956,546
                             =========   ========    =========  ========
Net income per
common share - basic          $   .01    $   .04     $   .07    $   .11
                             =========   ========    =========  ========
Net income per
common share - diluted        $   .01    $   .03     $   .06    $   .09
                             =========   ========    =========  ========

Anti-dilutive stock options to purchase 51,000 shares of Common Stock at $1.92 to $2.40 per share were outstanding as of December 31, 2001, and to purchase 71,000 shares of Common Stock at $1.50 to $2.00 per share were outstanding as of December 31, 2000, however, these shares were not included in the computations of diluted net income per common share because the options' exercise price was greater than the average market price of the Company's common stock.











                         SCIENTIFIC INDUSTRIES, INC., AND SUBSIDIARY


4.  Comprehensive Income:


    The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements. There was no significant difference between net income and comprehensive income for the three and six months ended December 31, 2001 and 2000.

Item 2. Management's Discussion and Analysis


Liquidity and Capital Resources

Due primarily to the increase in income for the respective six month period, the Company's working capital for the six months ended December 31, 2001 increased $130,400 to $1,539,900 and for the six months ended December 31, 2000, increased $87,200 to $1,242,800. The Company has available a secured bank line of credit of $200,000 with North Fork Bank. The credit line expires on November 1, 2002 and carries interest at prime plus 1%, which has not yet been utilized. Management believes that it will be able to meet its cash flow requirements during the next year from its available financial resources which include its cash and cash equivalents and investment securities.

Results of Operations

The Three Months Ended December 31, 2001 Compared with the Three Months Ended December 31, 2000.

Net sales of $872,700 increased $113,300 (14.9%) for the three months ended December 31, 2001 compared to $759,400 for the three months ended December 31, 2000 primarily as a result of an increase in the volume of unit sales compared to the prior year's period. The gross profit percentage of 38.2% for the three months ended December 31, 2001, is lower than the gross profit of 40.0% for the three months ended December 31, 2000, primarily due to an increase in the factory supervisory staff in preparation for future growth.

General and administrative expenses for the three months ended December 31, 2001 of $207,600, increased $34,500 (19.9%) from $173,100 for the comparable period in 2000 primarily as a result of costs incurred to pursue external business opportunities including fees for an investment banker.

Selling expenses increased $6,300 (15.7%) to $46,400 for the three months ended December 31, 2001 from $40,100 for the comparable period in 2000. This was due to increased marketing activity, primarily trade show exhibiting and promotional material.

The Company incurred no income tax expense for the three months ended December 31, 2000 due to the use of available net operating loss and tax credit carryforwards during the fiscal year ended June 30, 2001. Income tax expense amounted to $2,000 for the three months ended December 31, 2001.
                                  6

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


The Six Months Ended December 31, 2001 Compared with Six Months Ended December 31, 2000.

Net sales of $1,794,000 increased $247,300 (16.0%) for the six months ended December 31, 2001 from $1,546,700 for the six months ended December 31, 2000 primarily as a result of an increase in the volume of unit sales compared to the prior year's period. Gross profit for the six months ended December 31, 2001, was 40.4% compared to 40.3% for the six months ended December 31, 2000.

General and administrative expenses for the six months ended December 31, 2001 of $414,100 increased $62,600 (17.8%) from $351,500 for the six months ended December 31, 2000 primarily as a result of expenses incurred in the pursuit of external business opportunities and legal fees incurred in the ordinary course of business.

Selling expenses for the six months ended December 31, 2001 were $83,600, an increase of $18,600 (28.6%) from $65,000 for the six months ended December 31, 2000 due to increased marketing activity, primarily trade show exhibiting and promotional material.

Research and development expenses for the six months ended December 31, 2001 increased $14,400 (10.8%) to $147,800 compared to $133,400 for the six months ended December 31, 2000 due to an increase in development activity for planned new products primarily during the first three months of the six-month period.

The Company incurred no income tax expense for the six month period ended December 31, 2000 compared to $29,000 for the six month period ended December 31, 2001 because the Company had available net operating loss and tax credit carryforwards during fiscal year 2001.





SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


                   Part II   OTHER INFORMATION

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


Date: February 14, 2002


























