Form 10QSB
period 2002-03-31
SCIENTIFIC INDUSTRIES INC
filed 2002-05-13
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                    For quarterly period ended:  March 31, 2002


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2002: 954,540 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
                       Yes [   ]      No [ x ]





                    PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                 ASSETS
                                                    March 31, 2002

Current Assets:
  Cash and cash equivalents                           $  119,000
  Investment securities                                  508,100
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                          578,300
  Inventories                                            602,000
  Prepaid expenses and other current assets               29,500
 									----------
Total current assets                                   1,836,900
                                                      ----------
Property and equipment at cost, less accumulated
  depreciation of $362,000                               175,500
                                                      ----------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $29,700                                              8,000
  Deferred taxes                                         101,600
  Other                                                  145,400
                                                      ----------
                                                         255,000
                                                      ----------
                                                      $2,267,400
                                                      ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $   97,000
  Accrued expenses                                       180,200
                                                      ----------
Total current liabilities                                277,200
                                                      ----------
Deferred compensation                                     88,900
                                                      ----------
Shareholders' equity:
  Common stock $.05 par value                             48,500
  Additional paid-in capital                             955,900
  Accumulated other comprehensive loss, unrealized
         holding loss on investment securities        (    4,500)
  Retained earnings                                      953,800
                                                      ----------
                                                       1,953,700
  Less common stock held in treasury, at cost             52,400
                                                      ----------
                                                       1,901,300
                                                      ----------
                                                      $2,267,400
                                                      ==========


  See notes to condensed unaudited consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                           For the Three Month      For the Nine Month
                             Periods Ended             Periods Ended
                                March 31,                 March 31,
                              2002       2001        2002        2001
                         ----------  ---------    ----------  ----------
Net sales                $  892,000  1,027,100    $2,686,000  $2,573,800
Cost of goods sold           540,500   589,000     1,609,500   1,511,900
                         ----------  ---------    ----------  ----------
Gross profit                351,500    438,100     1,076,500   1,061,900
                         ----------  ---------    ----------  ----------
Operating Expenses:
General and administrative  219,100    221,200       633,200     572,700
Selling                      46,700     39,600       130,300     104,600
Research and development     74,500     62,500       222,300     195,900
                         ----------  ---------    ----------  ----------
                            340,300    323,300       985,800     873,200
                         ----------  ---------    ----------  ----------
Income from operations       11,200    114,800        90,700     188,700

Interest and other income     2,400      1,100        16,000      16,500
                         ----------  ---------    ----------  ----------
Income before income
 taxes                       13,600    115,900       106,700     205,200

Income taxes                  3,000       -           32,000        -
                         ----------  ---------    ----------  ----------
Net income               $   10,600   $115,900    $   74,700    $205,200



Net income per common
 share - basic           $    .01     $  .14        $   .08       $ .25

Net income per common
 share - diluted        $    .01     $  .12        $   .07        $ .21








  See notes to condensed unaudited consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   For the Nine Month Periods Ended
                                  March 31, 2002    March 31, 2001

Operating activities:
  Net Income                          $   74,700    $ 205,200
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Gain on sale of investments      (    4,400)        -
  Depreciation and amortization           48,100       53,200
  Change in assets and liabilities:
     Accounts receivable              (  277,900)  (  158,200)
     Inventories                      (   25,600)  (   64,600)
     Prepaid expenses and other
      current assets                      42,200   (   41,400)
     Other assets                          5,500   (      100)
     Accounts payable                 (   55,500)      46,500
     Accrued expenses                    106,300       49,100
                                      ----------   ----------
  Total adjustments                   (  161,300)  (  115,500)
                                      ----------   ----------
       Net cash provided by (used in)
        operating activities          (   86,600)      89,700
                                      ----------   ----------
Investing activities:
  Purchase of investment securities,
    available for sale                (  114,700) (  269,500)
  Purchase of investment securities,
    held to maturity                  (  310,200) (  106,000)
  Redemptions of investment securities,
    available-for-sale                   175,300       -
  Redemptions of investment securities,
    held to maturity                     156,500     221,500
  Capital expenditures                (   22,100) (   70,300)
  Purchase of intangible assets       (      700)       -
                                      ----------  ----------
  Net cash used in
   investing activities                ( 115,900) (  224,300)
                                      ----------  ----------
Financing activities;
   exercise of stock options              46,100      21,000
                                      ----------  ----------
Net decrease in cash and cash
   equivalents                         ( 156,400) (  113,600)

Cash and cash equivalents,
   beginning of year                     275,400     394,600
                                      ----------  ----------
Cash and cash equivalents,
   end of period                       $ 119,000  $  281,000
                                      ==========  ==========
Supplemental disclosures:

 Cash paid during the period for:
   Income Taxes                       $   6,500   $     400


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

           The statements as of and for the three and nine months ended March 31, 2002 and 2001 are unaudited and include all normal recurring adjustments necessary to present fairly the results of such unaudited interim periods. The results for the three and nine months ended March 31, 2002 are not necessarily an indication of the results of the full fiscal year.


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


2.    Inventories:

Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods.
Components of inventory are as follows:

                                            March 31, 2002
                                            --------------

      Raw Materials                    $    500,700
      Work in process                        58,600
      Finished Goods                         42,700
                                       ------------
                                       $    602,000
                                       ============

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


      Net income per Common Share was computed as follows:

                          For the Three Month     For the Nine Month
                             Periods Ended           Periods Ended
                               March, 31               March 31,
                            2002      2001          2002     2001
                         --------  --------      --------  --------
Net income               $ 10,600  $115,900      $ 74,700  $205,200
                         ========  ========      ========  ========
Weighted average common
 shares outstanding       945,296   841,540       924,117   837,510

Effect of dilutive
 securities                75,063   136,551        89,542   126,188
                         --------  --------      --------  --------
Weighted average dilutive
 common shares
  outstanding           1,020,359   978,091     1,013,659   963,698
                        =========  ========     =========  ========
Net income per common
 share - basic         $    .01     $  .14       $   .08    $  .25

Net income per common
 share - diluted       $    .01     $  .12       $   .07    $  .21

Stock options to purchase 16,000 shares of Common Stock at $2.40 per share outstanding as of March 31, 2002, and options to purchase 51,000 shares of Common Stock at $1.88 to $2.00 per share were outstanding at March 31, 2001 were not included in the computations of diluted net income per common share because the options' exercise prices were greater than the average market price of the Company's common stock.

4.  Comprehensive Income:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements. There was no significant difference between net income and comprehensive income for the three and nine month periods ended March 31, 2002 and 2001.

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED),
(continued)


5.  Other:

A financial advisor employed by the Company pursuant to an engagement letter that was not extended by the Company beyond its expiration date of March 31, 2002 asserted a claim against the Company in April 2002 in the amount of $125,000 for alleged services rendered to the Company that were alleged to be outside the scope of the letter. The Company denies engaging the financial advisor for any services outside the scope of the engagement letter or that any amounts are owing to the advisor. The Company's counsel has advised the Company that based on its review of the engagement letter and the Company's denial, it is unlikely that the financial advisor will prevail if it institutes a legal proceeding. Accordingly, no provision is deemed warranted.


Item 2. Management's Discussion and Analysis


Liquidity and Capital Resources

The Company's working capital as of March 31, 2002 and March 31, 2001, due primarily to the income for the respective nine month periods then ended, were $1,559,700 and $1,368,200 respectively, representing increases of $150,200 and $212,600, respectively, from the beginning of the periods. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank which expires on November 1, 2002 and carries interest at prime plus 1%, all of which was available as of March 31, 2002. Management believes that the Company will be able to meet its cash flow needs during the next 12 months ending March 31, 2003 from its available financial resources which include its cash and investment securities.


Results of Operations

The Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001.

The Company's net sales for the three months ended March 31, 2001 benefitted from an exceptional level of orders from both foreign and domestic customers. Accordingly, the Company's net sales for the three months ended March 31, 2002 were $892,000 compared to $1,027,100 for the comparable period last year, a decrease of $135,100 (13.1%). The higher net sales for the three months ended
March 31, 2001 along with an increase in factory supervisory staff during the current fiscal year resulted in a lower gross profit percentage of 39.4% for the three months ended March 31, 2002 compared to a gross profit percentage of 42.7% for the three months ended March 31, 2001.

Selling expenses increased $7,100 (17.9%) to $46,700 for the three months ended March 31, 2002 from $39,600 for the three months ended March 31, 2001, primarily as a result of increased promotional activity.

Research and development expenses increased $12,000 (19.2%) to $74,500 for the three months ended March 31, 2002 from $62,500 for the comparable period last year, mainly as a result of increased research and development activity related to planned new products.

The Company reflected income tax expense of $3,000 for the three months ended March 31, 2002. No income tax expense was incurred for the three months ended March 31, 2001 due to the application of net operating loss carryforwards.


The Nine Months Ended March 31, 2002 Compared with Nine Months Ended March 31, 2001.

Net sales of $2,686,000 for the nine months ended March 31, 2002 increased $112,200 (4.3%) compared to net sales of $2,573,800 for the comparable period last year primarily as a result of higher volume in unit sales. The gross profit percentage of 40.0% for the nine months ended March 31, 2002 decreased slightly from 41.3% for the comparable period last year, mainly due to an increase in factory supervisory staff in preparation for future growth.

General and administrative expenses of $633,200 for the nine months ended March 31, 2002 increased $60,500 (10.6%) from $572,700 for the nine months ended March 31, 2001, mainly as a result of expenses incurred for the pursuit of external business opportunities.

Selling expenses of $130,300 for the nine months ended March 31, 2002 increased $25,700 (24.6%) from $104,600 for the comparable period last year primarily due to increased promotional activity.

Research and development expenses of $222,300 for the nine months ended March 31, 2002 increased $26,400 (13.5%) from $195,900 for the comparable period last year, mainly as a result of an increase in development activity for planned new products.

The Company reflected income tax expense of $32,000 for the nine months ended March 31, 2002. No income tax expense was incurred for the nine months ended March 31, 2001 due to the application of net operating loss carryforwards.

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


                  Part II   OTHER INFORMATION

                           Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 2001 Annual Meeting was held on March 13, 2002.
At this meeting Joseph I. Kesselman was re-elected to the Company's Board of Directors to serve until the Company's annual meeting of stockholders with respect to the year ended June 30, 2004 and until the due election and qualification of his successor by a vote of 759,631 shares "For" and 6,010 shares "Withheld". The other directors whose terms of office as directors continued after the meeting are Arthur M. Borden, Lowell A. Kleiman, Roger B. Knowles, and James S. Segasture. The shareholders also ratified the appointment of Nussbaum Yates & Wolpow as the Company's independent accountants for the fiscal year ending
June 30, 2002 by a vote of 759,871 shares "For" and 432 shares abstaining.

Item 5.  Other Information - None

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits:       None

 (b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this report.

                           SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.






                           Scientific Industries, Inc.
                           ---------------------------
                           Registrant

 Date May 14, 2002
                           /s/
                           ---------------------------
                           Lowell A. Kleiman
                           President and Treasurer
                           (Chief Executive and Financial Officer)


                           /s/
                           ----------------------------
                           Helena R. Santos
                           Controller and Assistant Treasurer
                           (Principal Accounting Officer)