Form 10KSB
period 2002-06-30
SCIENTIFIC INDUSTRIES INC
filed 2002-09-30
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

     X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934
                    For the fiscal year ended       June 30, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year. $3,457,300

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 30, 2002 is $750,600.

The number of shares outstanding of the issuer's common stock, par value $.05 per share ("Common Stock") as of August 30, 2002 is 950,541 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

None.


Transitional Small Business Disclosure Format (check one):
Yes [   ]        No [ X ]

                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Forward Looking Statements

     The Company and its representatives may from time to time make written or oral forward-looking statements with respect to the Company's annual or long-term goals, including statements contained in our filings with the Securities and Exchange Commission and in its reports to stockholders.

     The words or phrases "will likely result," "are expected to," "will continue to," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

   General.  Scientific Industries, Inc., a Delaware corporation
(the "Company"), formed in 1954 is engaged in manufacturing and selling laboratory equipment consisting primarily of a vortex mixer, the Vortex-Genie (registered trademark) 2, and related accessories (devices used to mix the contents of test tubes, beakers and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds). Gross sales of the Vortex-Genie (registered trademark) 2 Mixer and accessories represented approximately 92% and 95%, respectively, of the Company's revenues for the years ended
June 30, 2002 and 2001.  During the past five years, the Company has been developing and introducing new products and additional accessories for its existing products. New products include the Roto-Shake Genie (registered trademark), a multi-purpose rotator/rocker; and the Enviro-Genie (trademark), a multi-functional benchtop refrigerated incubator. The Enviro-Genie (trademark)
consists of an environmentally controlled benchtop 6-in-1 refrigerator/ incubator/rotator/rocker/stirrer/shaker designed for the study of micro-organisms and cell growth under strictly controlled
conditions of temperature and agitation.   In view of the
sophistication of the Enviro-Genie (trademark) and its higher unit price than other products of the Company, the Company anticipates lower volumes of unit sales, but a higher profit margin per unit.
New products introduced during the year ended June 30, 2002 comprise a line of mixers derived from the Vortex-Genie
(registered trademark) 2, including the Vortex-Genie
(registered trademark) 1 touch mixer, Vortex-Genie (registered trademark) 2T timer mixer and the Disruptor Genie (trademark) cell disruptor/homogenizer, which are targeted at the existing vortex mixer market.

   The Company's products are used by hospital and research laboratories, clinics, pharmaceutical manufacturers, medical device manufacturers and other related industries. The products are distributed and marketed principally through a network of domestic and foreign laboratory equipment dealers solicited by the Company's personnel and outside consultant. The Company also markets its products through attendance of trade shows, advertising in trade publications, brochures and catalogs, and its website.

   Raw Materials. The Company currently manufactures its products from readily available components supplied by various independent contractors, and does not rely on any one principal supplier, except as to a few components where it is not practicable to have multiple suppliers but alternative suppliers are available.

   Patents, Trademarks, Licenses and Franchises. The Company holds several United States patents relating to existing products. It licenses one of its patents, a patent on a utilitarian feature of its Vortex-Genie (registered trademark) 2 Mixer.The Company licenses this patent on a non-exclusive basis to Troemner, Inc., ("Troemner"), under a royalty-free settlement agreement dated December 1, 1999. This license expires on November 2, 2005, the expiration of the patent. The Company's patent for the TurboMix (trademark), an attachment to the existing Vortex-Genie (registered trademark) 2 mixer, expires in September 2015. Its patent on the Roto-Shake Genie (registered trademark) expires in July 2016. The Company intends to apply for additional patents, when appropriate, for technology and products which it considers important for the protection of its business. No assurance can be given that any patent application will result in the issuance of a patent or, if granted, will provide effective protection.

   The Company has various proprietary marks including Vortex-Genie (registered trademark) 2, TurboMix (trademark), Roto-Shake Genie
(registered trademark), Genie (trademark), and Enviro-Genie
(trademark), which it considers important to the success of its products.

   Foreign Sales.  The Company's sales to various distributors outside the United States (principally Europe and Asia) accounted for approximately 44.0% of the Company's net sales for the fiscal year ended
June 30, 2002 ("fiscal 2002") and 42.7% for the fiscal year ended
June 30, 2001 ("fiscal 2001").   Such sales are paid in United States dollars
and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

   Seasonality.  The Company does not consider its business to be seasonal.

   Largest Customer.  Sales to Fisher Scientific Company, a U.S.
distributor of the Company's products, primarily the Vortex-Genie
(registered trademark) 2 Mixer and related accessories, accounted for approximately 33.0% of the Company's net sales for fiscal 2002 and 36.3% for fiscal 2001. The loss of this customer or a material reduction in its purchases would have a material adverse effect upon the operating results of the Company.

   Backlog. The Company's backlog is not significant because the Company's current line of products is comprised of standard catalog items. The typical lead time for order fulfillment is approximately two weeks or less.

   Competition.   Most of the Company's competitors are substantially
larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon quality, technical specifications and price. The Company is a dominant factor in the market for vortex mixers in the United States and is widely recognized in the international vortex mixers market. In the general area of laboratory equipment, the Company's major competitors are Troemner, Barnstead/Thermolyne Corporation, a subsidiary of Sybron International, IKA-Werke GmbH & Co. KG, a German company, and Heidolph Instruments GmbH, a German company.

   Research and Development. In connection with the development of new products, the Company incurred research and development expenses of $289,600 during fiscal 2002 compared to $251,800 during fiscal 2001. The $37,800 increase was the result of higher labor costs in the development of new products. The Company intends to continue investing in research and development activities to achieve increased product diversification at approximately the same rate or slightly higher in fiscal year 2003.

   Government and Environmental Regulation. The Company's products and claims with respect thereto do not require approval of the Food and Drug Administration or any other government approval. The
Company's manufacturing operations, like those of the industry in general, are subject numerous existing and proposed, if adopted, federal, state, and local regulations proposed to protect the environment, to establish occupational safety and health standards and to cover other matters.
The Company believes that its operations are in compliance with existing laws and regulations and the cost to comply is not significant to the Company.

   Employees. As of August 30, 2002, the Company employed 21 persons of which 18 were full-time. None of the Company's employees are represented by any unions.

RISK FACTORS

   In connection with the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995, important risk factors are identified below that could affect our financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to such future periods in any current statements. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.


THE COMPANY OFFERS A LIMITED NUMBER OF PRODUCTS WITH SALES OF
ONE PRODUCT ACCOUNTING FOR MORE THAN 90% OF ITS ANNUAL REVENUES

   The Company currently offers for sale a limited number of products, with sales of its Vortex-Genie (registered trademark) 2 Mixer and accessories related thereto accounting for over 90% of the Company's gross sales for each of fiscal 2002 and fiscal 2001. In the past few years, there have been new entrants into the vortex-mixer market. Their mixers are being aggressively marketed by the same distributors that offer the Company's products. No assurance can be given that the Company will be able to increase or maintain its current level of sales of the Vortex-Genie (registered trademark) 2 Mixer or the operating margin derived therefrom.

THE COMPANY'S ABILITY TO GROW AND COMPETE EFFECTIVELY IS IN PART
DEPENDENT ON ITS ABILITY TO DEVELOP AND EFFECTIVELY MARKET NEW PRODUCTS

  During the past five years, the Company has pursued a program to develop and market new hospital and industrial laboratory equipment with a view to increasing its revenues and reducing its dependence on the Vortex-Genie (registered trademark) 2 Mixer. Pursuant to the program, the Company first developed and introduced the Roto-Shake
Genie (registered trademark) rotator/rocker and then the Enviro-Genie (trademark) refrigerated incubator and expects to introduce at least two new products during the fiscal year ending June 30, 2003.
Gross revenues from sales of new products by the Company amounted to $277,300 and $161,900, respectively, for the years ended
June 30, 2002 and June 30, 2001. The research and development expenditures for fiscal 2002 and fiscal 2001 amounted to $289,600 and $251,800, respectively. The Company historically has relied primarily on its distributors and their catalogues to market its products. Accordingly, it may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalogue in which it is first offered. No assurance can be made that the amounts allocated by the Company for such program are sufficient for such purpose, that any particular product will be included in a catalogue or that any significant sales will result.

THE COMPANY RELIES HEAVILY ON ONE DISTRIBUTOR FOR SALES OF ITS PRODUCTS

  Sales of the Company's products, principally the Vortex-Genie (registered trademark) 2 Mixer, through one of the two major U. S. distributors of scientific equipment for hospital and industrial laboratories, accounted for approximately 33% and 36.3% of the Company's sales for the years ended
June 30, 2002 and June 30, 2001, respectively. A termination or material adverse change in the terms of the Company's relationship with that distributor would have a material adverse effect on the Company's results and financial condition. While the Company is attempting to expand its distribution network, no assurance can be given that it will be successful or that in view of contractual relationships between distributors and end users, any reduction in sales through this distributor would be adequately overcome through arrangements with other distributors.

THE COMPANY IS A SMALL PARTICIPANT IN ITS HIGHLY COMPETITIVE INDUSTRY

  Although the Company's principal product, the Vortex-Genie (registered trademark) 2 Mixer, has been widely accepted, the Company is an insignificant factor in the highly competitive laboratory products industry. The Company's net sales for the years ended June 30, 2002 and June 30, 2001 were $3,457,300 and $3,435,000, respectively. Its principal competitors are substantially larger and have much greater financial, production and marketing resources than the Company.

THE COMPANY'S ABILITY TO COMPETE DEPENDS IN PART ON ITS ABILITY TO SECURE AND MAINTAIN PROPRIETARY RIGHTS TO ITS PRODUCTS

  The Company's ability to compete depends in part on its ability to secure and maintain proprietary rights to its products. The Company holds a design patent expiring in November 2005 on a feature of its Vortex-Genie (registered
trademark) 2 Mixer, its principal product.   It holds patents on an attachment
to that product which expires in 2015 and on another product which expires in 2016 and intends to apply for additional patents on new products. There can be no assurance that it will be successful in obtaining additional patents, that any patent issued to the Company provides or will provide the Company with competitive advantages or will not be challenged by third parties or that the patents of others will not prevent the commercialization of products developed by the Company. Furthermore, there can be no assurance that others will not independently develop similar products or design around the Company's patents. Any of the foregoing activities could have a material adverse effect on the Company.

Moreover, the enforcement by the Company of its patent rights could result in substantial litigation costs, as it did in fiscal 2000 in the defense of its proprietary claim with respect to its Vortex-Genie (registered trademark) 2 Mixer.

THE COMPANY HAS LIMITED MANAGEMENT RESOURCES

  The Company's operations were managed until August 29, 2002 by Mr. Lowell
A. Kleiman, as President and Chief Executive Officer, Ms. Helena Santos, as its Vice President - Controller and Mr. Robert Nichols as its
Vice President - Engineering.  On August 29, 2002, the employment of
Mr. Kleiman was discontinued and the Company appointed Ms. Santos as President, Chief Executive Officer and Treasurer to supervise the Company's operations and administration and Mr. Nichols as Executive Vice President and Secretary to supervise engineering and development.
No assurance can be given that the change will not have a materially adverse effect on the Company's operations or financial condition.
Any material expansion of the Company's operations could place a significant additional strain on the Company's limited management resources. Furthermore, the loss of either Ms. Santos or Mr. Nichols in the absence of an equally qualified successor could be materially adverse to the Company's results and financial condition.

THE COMMON STOCK OF THE COMPANY IS THINLY TRADED AND IS SUBJECT TO VOLATILITY

  The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and has been thinly traded. There were only 953,341 shares of Common Stock of the Company outstanding, of which 423,103 shares are held by affiliates of the Company. There have been a number of trading days during fiscal 2002 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

ITEM 2.  DESCRIPTION OF PROPERTY.

  The Company's executive offices and manufacturing facilities comprising approximately 25,000 square feet are located at 70 Orville Drive, Bohemia, New York 11716, and are held pursuant to a lease which expires on December 31, 2004 and provides for a minimum annual rental of $228,100 for the year ended June 30, 2003.

  The leased facilities are suitable and adequate for such use. In the opinion of management, the property is adequately covered by insurance. See Note 8 to the Financial Statements in Item 7 for further information about the Company's lease obligations.

ITEM 3.  LEGAL PROCEEDINGS.

  The Company is not a party to any pending legal proceedings. However, a financial advisor employed by the Company pursuant to an engagement letter that was not extended by the Company beyond its expiration date of March 31, 2002 asserted a claim against the Company in April 2002 in the amount of $125,000 for alleged services rendered to the Company that were alleged to be outside the scope of the letter. The Company denies engaging the financial advisor for any services outside the scope of the engagement letter or that any amounts are owing to the advisor.
The Company's counsel has advised the Company that based on its review of the engagement letter and the Company's denial, it is unlikely that the financial advisor will prevail if it institutes a legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

    (a) The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2002 and fiscal 2001, as reported by the National Association of Securities Dealers, Inc. Electronic
Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended:         Low Bid           High Bid
-------------------------         -------           --------
   09/30/00                        .75               1.75
   12/31/00                       1.21               1.12
   03/31/01                       1.21               1.56
   06/30/01                       1.20               2.30
   09/30/01                       1.30               1.55
   12/31/01                       1.25               2.40
   03/31/02                       1.30               2.40
   06/30/02                       1.20               1.60

     (b) There were, as of August 30, 2002, 884 record holders of the Company's Common Stock.

     (c) The Company has not paid any dividends but is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, product demand, market acceptance and other factors discussed elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

          Financial Overview. While revenues were slightly higher for fiscal 2002 than fiscal 2001, the Company's operating income was lower than the prior year. During the last quarter of fiscal 2002, the Company began experiencing an overall slow down in orders, most likely due to general economic conditions and increasing competitive pressures. The Company continued its program of developing new products and engaged in limited marketing activities. Our future strategy includes scaling costs where appropriate, while maintaining our investment in new product development and increasing marketing and sales activity to better position the Company for future growth.

          Results of Operations.   Net sales for fiscal 2002 were $3,457,300,
only slightly higher ($22,300 or 0.7%) than sales for fiscal 2001 of $3,435,000. The failure to achieve a material increase in sales in fiscal
2002 was primarily due to lower sales in the fourth quarter of the fiscal year, principally the result of lower sales to foreign customers during the fourth quarter compared to the prior three quarters of the fiscal year. We attribute the decrease in sales to a downturn in general economic conditions and competitive pressures. Sincer June 30, 2002, sales have remained lower than normal, despite an increase in orders from one foreign customer. As a result, sales for the first quarter of fiscal 2003 are expected to be lower than the average of the sales for the first three quarters of fiscal 2002, but higher than the fourth quarter of fiscal 2002.

          Gross sales of new products, principally the Roto-Shake Genie (registered trademark), Enviro-Genie (trademark, Disruptor Genie (trademark), Vortex-Genie (registered trademark) 2T and Vortex-Genie (registered trademark) 1, but excluding accessories, amounted to $277,300 for fiscal 2002 compared to $161,900 for fiscal 2001. The gross profit percentage of 40.8% for fiscal 2002 decreased slightly from 41.5% for fiscal 2001 primarily due to hgiher factory overhead costs.

          General and administrative expenses for fiscal 2002 increased slightly by $32,800 (4.0%) to $854,900 compared to $822,100 for the
prior year.   The increase was primarily due to certain insurance expenses.

          Selling expenses for fiscal 2002 increased $19,200 (12.1%) to $178,400 compared to $159,200 for fiscal 2001 due to increased promotional activity including greater advertising in trade publications and more product literature.

          Research and development expenses for fiscal 2002 increased by $37,800 (15.0%) to $289,600, compared to $251,800 for fiscal 2001 as a result of
higher labor costs for development activity for new products.   The
Company intends to continue investing in research and development activities at approximately the same rate or slightly higher in the year ending
June 30, 2003 to increase product diversification.

          The reduction in interest and other income of $11,000 to $19,200 for fiscal 2002 from $30,200 for fiscal 2001 was the result of the Company's change in its investment securities from interest bearing securities to mostly mutual funds. While the mutual funds offer higher potential yields, any related income from gains is not recorded in income until the gains (or losses) are realized. Unrealized gains and losses are reflected separately under Shareholders' Equity.

          Income tax expense amounted to $28,300 for fiscal 2002 compared to a tax benefit of $101,600 for fiscal 2001. The tax benefit resulted from the elimination during fiscal 2001 of a valuation allowance for the deferred tax asset. As of June 30, 2002, the Company had utilized all its net operating loss carryforwards and had available general business tax credits of approximately $56,100 expiring in 2019 through 2022.

          Liquidity and Capital Resources. The Company's working capital for fiscal 2002 increased $121,900 to $1,531,400 from $1,409,500 for fiscal 2001, due to higher cash, an increase in investment securities and of inventory, partially offset by decreases in net trade accounts receivables and in prepaid expenses and other current assets. The $102,700 increase in inventory was primarily a result of a higher level of subassemblies work in process in anticipation of a greater amount of orders than were realized at year end.

          The Company has available a secured bank line of credit of $200,000 with North Fork Bank which expires on November 1, 2002 and carries interest at prime plus 1%. The Company will seek to extend the credit line, which has never been utilized. Management believes that it will be able to meet its cash flow requirements during the next fiscal year from its available financial resources which are anticipated to include future cash generated from operations, its cash and cash equivalents and investments, and if required, the credit line.

          Capital Expenditures. During fiscal 2002, the Company did not incur any material capital expenditures. The Company does not expect to incur in the normal course of business any material capital expenditures during fiscal 2003. It is anticipated, as in past fiscal years, that captial expenditures, if any, will be funded from the Company's operations or available working capital.


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

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

          The Company has five Directors. The terms of the Directors currently expire at the annual meeting of stockholders of the Company to be held as follows: 2002 as to two Directors (Messrs. Kleiman and Knowles, Class C), 2003 as to two Directors (Messrs. Borden and Segasture, Class A), and 2004 as to one Director (Mr. Kesselman, Class B). Mr. Kesselman was appointed Chairman of the Board on August 29, 2002. Prior to that date, Mr. Kleiman had been Chairman. The name, principal occupation for the last five years, selected biographical information and period of service as a director of the Company of each Director are set forth in this section.

          Arthur M. Borden, Esq. (age 82), a Director since 1974, has been counsel to KMZ Rosenman during the past five years.

          Joseph I. Kesselman (age 77), a Director since 1961 and Chairman of the Board since August 29, 2002, is a consultant to various corporations, and a director of Nuclear and Environmental Protection Inc., Perrot Duval Holding S.A. (A Swiss public company), Hopare Holding, S.A.
(A Swiss company), and Infranor Inc., a developer and manufacturer of servo systems. Prior to November 1994, he was both Chairman and Chief Executive Officer of Greentree Software, Inc., a developer and provider of proprietary inventory control software, and during the last year of his tenure, he acted as a consultant to that company.

          Lowell A. Kleiman (age 61), a Director since 1970, and until August 29, 2002 had been employed by the Company for over thirty years, and was President of the Company from September 1974 until August 29, 2002.

          Roger B. Knowles (age 77), a Director since 1965, is semi-retired. During the past five years, he was President of various corporations, including Conductive Systems, Inc., a manufacturer of EMI and RFI shielding material, and G.H. Realty Company, a real-estate company, and a director of Ionic, Inc., an investment company.

          James S. Segasture (age 66), a Director since 1991, has been a private investor since February 1990.

EXECUTIVE OFFICERS

          On August 29, 2002, after the failure of the Company and Mr. Kleiman to negotiate an extension of his employment which expired on june 30, 2002, the Company determined to discontinue the employment of Mr. Lowell A. Kleiman as President and Chief Executive Officer of the Company and appointed two executive officers, Helena R. Santos as President, Chief Executive Officer and Treasurer to supervise operations and administration, and Robert P. Nichols as Executive Vice President and Secretary to supervise product development and engineering.

          Helena R. Santos, CPA (age 38) has been employed by the Company since 1994, and served as Vice President, Controller since 1997 and Secretary since May 2001. Prior to joining the Company, she was an internal auditor with a major defense contractor from March 1991 to April 1994. Prior to that she was employed in public accounting.

          Robert P. Nichols (age 41) has been employed by the Company since February 1998, and served as Vice President, Engineering since May 2001. Prior to joining the Company, he was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Based solely on the Company's review of Forms 5 furnished to the Company during its most recent fiscal year with respect to fiscal 2002, the Company believes that, for the year ended June 30, 2002, all filing requirements of Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and 10% stockholders were complied with timely.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table summarizes all compensation paid by the Company to its then Chief Executive Officer and President with respect to each of the three fiscal years ended June 30, 2002. No other executive officer earned in excess of $100,000 in any of such fiscal periods.

                            SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                                                 All Other
Name and Principal       Year      Salary         Bonus          Compen-
 Position                            $             $             sation
                        ------    --------      --------       -----------
Lowell A. Kleiman        2002    $160,000        $   -          $3,200(2)
CEO, President (1)       2001    $160,000        $   -          $3,200(2)
                         2000    $160,000        $   -          $3,200(2)




(1) Mr. Kleiman's employment terminated on August 29, 2002 at which time Ms. Santos was appointed Chief Executive Officer and President. Ms. Santos's compensation for the year ended June 30, 2002 was approximately $83,000.

(2) Represents the Company's matching contribution to Mr. Kleiman's account under the Company's 401(k) Plan.

Neither Mr. Kleiman nor Ms. Santos received or exercised any stock options during fiscal 2002.

DIRECTORS' COMPENSATION

          The Company currently pays each non-employee Director a quarterly retainer of $750 and a fee of $500 for each meeting attended, plus reimbursement for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. During fiscal 2002, the Company paid fees in the aggregate amount of $20,000 to non-employee Directors.

          On February 11, 1992, before the adoption of the Company's 1992 Stock Option Plan, the Company issued to each of its four non-employee directors, Messrs. Arthur M. Borden, Joseph I. Kesselman, Roger B. Knowles and James S. Segasture, ten year non-qualified options to purchase, at a price of $0.35 per share, 12,000 shares of Common Stock, which were exercisable in three annual installments. All 48,000 options have been exercised by the directors prior to June 30, 2002.

          The Company's 1992 Stock Option Plan authorized the grant of options to purchase 3,000 shares of Common Stock at the then fair market value to each non-employee director who was on the Board of Directors on the first business day of each March, in 1993, 1994, 1995, and 1996.
In addition, in December 1997, the Board of Directors approved annual grants under the Plan beginning in December 1997 of options to purchase 4,000 shares of Common Stock for each non-employee director exercisable at the fair market value on the date of grant.

          As of June 30, 2002, the Company had granted under the Plan in the aggregate to the foregoing four non-employee Directors options to purchase 128,000 shares of Common Stock, or options to purchase 32,000 shares of Common Stock for each. The fair market value per share of Common Stock on the dates of grant were in each of the fiscal years:
$2.40 in 2002, $1.328 in 2001, $.829 in  2000, $1.875 in 1999, $2.00
in 1998, $1.2813 in 1996, $1.3125 in 1995, $.9375 in 1994, and $.50
in 1993. All options were immediately exercisable, except for 834 shares each (an aggregate of 3,336 shares) under the options granted on December 31, 2000 which became available and exercisable on July 1, 2001.

EMPLOYMENT AGREEMENT

          Mr. Kleiman had been employed by the Company pursuant to an employment contract which expired on June 30, 2002. The contract provided for an annual salary of $160,000 beginning in fiscal 1998 and provided for the grant to Mr. Kleiman of a five-year stock option for 10,000 shares of Common Stock exercisable at $1.50 per share under certain circumstances and a "golden parachute" provision providing for payment to Mr. Kleiman in the event of termination of his employment within three years of change of control resulting from a tender offer for the shares of the Company's stock in an amount that was 2.99 times his base annual salary and benefits. Other benefits provided for in the employment contract included continued use of a Company car, four weeks paid vacation each year and certain death benefits. Pursuant to the employment contract, a portion of the compensation was deferred at Mr. Kleiman's option and placed in a separate investment account with all earnings and losses to be for his benefit. As of June 30, 2002, $74,400 was segregated into such an account. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments commencing after the termination of employment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth, as of September 24, 2002, the number of shares of Common Stock beneficially owned by (i) the persons known to the Company to be the owners of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, identified in the Summary Compensation table included elsewhere herein, and (iv) all directors and executive officers as a group.

                                   Sole Voting and Dispositive Power
                                   ---------------------------------

FIVE PERCENT STOCKHOLDERS,
DIRECTORS AND EXECUTIVE
 OFFICERS:                          Number of Shares     Percentage
                                    ----------------     ----------
Class A Directors:
Arthur M. Borden                     62,540 (1)              6.4%

James S. Segasture                  176,757 (2)             18.5%

Class B Director:
Joseph I. Kesselman                  63,520 (3)              6.5%

Class C Directors:
Lowell A. Kleiman                   139,581                 14.7%

Roger B. Knowles                     91,705 (4)              9.3%

All current directors and           581,903 (5)             53.3%
executive officers as a
group

(1) Includes 29,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(2) Includes 132,757 shares held jointly with his wife and 4,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(3) Includes 32,000 shares of Common Stock issuable upon exercise of currently exercisable options, and 735 shares of Common Stock owned jointly with Mrs. Kesselman.
(4) Includes 44,158 shares of Common Stock owned by Mrs. Knowles; 1,337 shares of Common Stock owned by a trust of which Mr. Knowles is a trustee, beneficial ownership of which he disclaims, and 32,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(5) Includes 142,000 shares of Common Stock issuable upon exercise of currently exercisable options of which options to purchase 45,000 shares of Common Stock are held by Ms. Santos adn Mr. Nichols.



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

(b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the last quarter of fiscal 2002 covered by this report with the Commission.

                             SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SCIENTIFIC INDUSTRIES, INC.
                    (Registrant)

                    /s/ Helena R. Santos
                    ____________________
                    Helena R. Santos
                    President, Chief Executive Officer and Treasurer Principal Executive, Financial, and Accounting Officer





Date:  September 30, 2002

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                       Title                         Date
--------------------               --------                 ------------------

/s/ Arthur M. Borden               Director                 September 27, 2002
_______________________
Arthur M. Borden

/s/ Joseph I. Kesselman            Director (Chairman)      September 27, 2002
_______________________
Joseph I. Kesselman

_______________________            Director
Lowell A. Kleiman

/s/ Roger B. Knowles               Director                 September 27, 2002
_______________________
Roger B. Knowles

/s/ James S. Segasture             Director                 September 27, 2002
_______________________
James S. Segasture

                            CERTIFICATION

I, Helena R. Santos, as Chief Executive Officer and Principal Financial Officer of Scientific Industries, Inc. (the "Company"), certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company for the year ended June 30, 2002 (the "Annual Report");

2. Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Annual Report.

[Items 4, 5, and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:     September 27, 2002

/s/ Helena R. Santos
____________________
Helena R. Santos

                              EXHIBIT INDEX
                              -------------

Exhibit Number            Description
--------------      -----------------------

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

     3(c)      By-Laws of the Company, as restated and amended.
               (Filed herewith).

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

     10        Material Contracts:

     10(a) Employment Agreement dated June 23, 2000, by and between the Company and Mr. Kleiman, as amended. (Filed as Exhibit 10 to the

               Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated by reference threto).

     10(b) Letter of Intent to exercise 5-year option under the Company's lease for its offices and manufacturing facilities. (Filed as Exhibit 10 to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated by reference thereto).

     21        Subsidiaries of the Registrant

               Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned subsidiary of the Company, and does business under the name "Scientific Packaging Industries".

                                                                Exhibit 3(c)

                       AMENDED AND RESTATED AUGUST 29, 2002


                                     BY-LAWS

                                       OF

                            SCIENTIFIC INDUSTRIES, INC.



                                  ARTICLE I

                                   OFFICES


     Section 1. Principal Office. The principle office shall be established and maintained at the office of the United States Corporation Company, in the City of Dover, in the County of Kent, in the State of Delaware, and said corporation shall be the resident agent of this corporation in charge thereof.


     Section 2. Other Offices. The corporation may have other offices either within or outside of the State of Delaware, at such place or places as the Board of Directors may, from time to time, appoint; or the business of the corporation may require.


                                ARTICLE II

                         MEETINGS OF STOCKHOLDERS

     Section 1. Place of Meetings. The annual meeting of stockholders shall be held in the City of New York, New York, at the place therein determined by the directors and set forth in the notice thereof, but other meetings of the stockholders may be held at such place or places as shall be fixed by the directors and stated in the notice of the meeting.

     Section 2.     Annual Election of Directors.   The Annual Meeting of
Stockholders for the election of Directors and the transaction of other business shall be held, in each year, commencing in 1955, on the first business day in October.

     If this date shall fall upon a legal holiday, the meeting shall be held on the next succeeding business day. At each annual meeting the stockholders entitled to vote shall elect a Board of Directors and they may transact such other corporate business as shall be stated in the notice of the meeting.

BY-LAWS
Page 2

     No change of the time or place of a meeting for the election of directors, as fixed by the By-Laws, shall be made within sixty days next before the day on which such election is to be held. In case of any change in such time or place for such election of directors, notice thereof shall be given to each stockholder entitled to vote, in person, or by letter mailed to his last known post office address, twenty days before the election is held.

     Section 3. Voting. Each stockholder entitled to vote in accordance with the terms of the Certificate of Incorporation and in accordance with the provisions of these By-Laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such stockholder, but no proxy shall be voted after three years from its date unless such proxy provides for a longer period. After the first election of directors, except where the transfer books of the corporation shall have been closed or a date shall have been fixed as the record date for the determination of its stockholders entitled to vote, no share of stock shall be voted on at any election for directors which shall have been transferred on the books of the corporation within twenty days next preceding such election. Upon the demand of any stockholder, the vote for directors and the vote upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of the State of Delaware.

     A complete list of the stockholders entitled to vote at the ensuing election, arranged in alphabetical order, with the residence of each, and the number of voting shares held by each, shall be prepared by the Secretary and filed in the office where the election is to be held, at least ten days before every election, and shall at all times during the usual hours for business, and during the whole time of said election, be open to examination of any stockholder.

     Section 4.     Quorum.   Except as otherwise required by law, by the
Certificate of Incorporation or by these By-Laws, the presence, in person or by proxy, of stockholders holding a majority of the stock of the corporation entitled to vote shall constitute a quorum at all meetings of the stockholders. In case a quorum shall not be present at any meetings, a majority in interest of the stockholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until the requisite amount of stock entitled to vote shall be present. At any such adjourned meeting at which the requisite amount of stock entitled to vote shall be represented, any business may be transacted which might have been transacted at the meeting as originally noticed; but only those stockholders entitled to vote at the meeting as originally noticed shall be entitled to vote at any adjournment or adjournments thereof.

BY-LAWS
Page 3

          Section 5.     Special Meetings.   Special meetings of the
stockholders for any purpose or purposes may be called by the President or Secretary, and shall be called upon a requisition in writing therefore, stating the purpose or purposes thereof, delivered to the President or Secretary, signed by a majority of the directors or by twenty-five percent in interest of the stockholders entitled to vote, or by resolution of the directors.

          Section 6. Notice of Meetings. Written or printed notice, stating the place and time of the meeting, and the general nature of the business to be considered, shall be given by the Secretary to each stockholder entitled to vote thereat at his last known post-office address, at least ten days before the meeting in the case of an annual meeting and five days before the meeting in the case of a special meeting.

          No business other than that stated in the notice shall be transacted at any meeting without the unanimous consent of all the stockholders entitled to vote thereat.

          Section 7. Action Without Meeting. Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken in connection with any corporate action by any provisions of the statutes or of the Certificate of Incorporation or of these By-Laws, the meeting and vote of stockholders may be dispensed with, if all the stockholders who would have been entitled to vote upon the action if such meeting were held, shall consent in writing to such corporate action being taken.


                    ARTICLE III

                     DIRECTORS


          Section 1. Number and Term. The number of directors shall be not less then three nor more than eleven, as may be fixed from time to time by the stockholders at any annual or special meeting of stockholders or by the Board of Directors at any regular or special meeting of the Board.
The Directors shall be elected at the annual meeting of stockholders and each director shall be elected at the annual meeting of stockholders and each director shall be elected to serve until his successor shall be elected and shall qualify. Directors need not be stockholders.

          Section 2.     Resignations.   Any director, member of a
committee or other officer may resign at any time. Such resignation shall be made in writing and shall take effect at the time specified therein, and if no time be specified, at the time of its receipt by the President or Secretary. The acceptance of a resignation shall not be necessary to make it effective.

BY-LAWS
Page 4

          Section 3. Vacancies. If the office of any director, member of a committee or other officer becomes vacant, the remaining directors in office, by a majority vote, may appoint any qualified person to fill such vacancy, who shall hold office for the un-expired term and until his successor shall be duly chosen.

          Section 4. Removal. Except as otherwise provided by law, any director or the entire Board of Directors, may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote, at an election of directors.

          Section 5. Increase of Number. In the event the number of directors shall be increased by the stockholders at any annual or special meeting of stockholders or by the Board of Directors at any regular or special meeting of the Board, as provided in Section 1 of this Article III, the stockholders or the directors, as the case may be, may at such meeting, by majority vote, fill each vacancy thereby created with any qualified person who shall hold office until the next annual election and until his successor shall be duly elected and qualify.

          Section 6. Powers. The Board of Directors shall exercise all of the powers of the corporation except such as are by law, or by the Certificate of Incorporation of the corporation, or by these By-Laws conferred upon or reserved to the stockholders.
          Section 7.     Committees.   The Board of Directors may, by
resolution or resolutions passed by a majority of the whole board, designate one or more committees, each committee to consist of two or more of the directors of the corporation, which, to theextent provided in said resolution or resolutions or in these By-Laws, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation, and may have power to authorize the seal of the corporation, to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be stated in these By-Laws or as may be determined from time to time by resolution adopted by the Board of Directors. The committees shall keep regular minutes of their proceeding and report the same to the Board when required.

          Section 8. Meetings. The newly elected directors may hold their first meeting for the purpose of organization and the transaction of business, if a quorum be present, immediately after the annual meeting of the stockholders; or the time and place of such meeting may be fixed by consent in writing of all the directors.

Regular meetings of the directors may be held without notice at such places and times as shall be determined from time to time by resolution of the directors. Special meetings of the board may be called by the President or by the Secretary on the written request of any two directors on at least two days' notice to each director and shall be held at such place or places as may be determined by the directors, or as shall be stated in the call of the meeting.

BY-LAWS
Page 5


          Section 9. Quorum. A majority of the directors shall constitute a quorum for the transaction of business. If at any meeting of the board there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time until a quorum is obtained, and no further notice thereof need be given other than by announcement at the meeting which shall be so adjourned.

          Section 10.    Compensation.    By resolution of the Board,
a fixed fee and expenses of attendance may be allowed for attendance at each meeting by each member of the Board of Directors.


                    ARTICLE IV

                     OFFICERS
                                        *Amended August 29, 2002

          *Section 1.    Officers.   The officers of the corporation
shall be a President, one or more Vice Presidents, a Treasurer, and a Secretary, and such Assistant Treasurers and Assistant Secretaries as the Board of Directors may deem proper. All of such officers shall be elected by the Board of Directors. None of the officers need be directors. The officers shall be elected at the first meeting of the Board of Directors after each annual meeting. Any two officers, other than those of President and Vice-president, may be held by the same person. In addition the Board of Directors may elect a Chairman of the Board of Directors.

          Section 2. Other Officers and Agents. The Board of Directors may appoint such other officers and agents as it may deem advisable, who shall hold their offices for such terms and shall exercise such powers and perform such other duties as shall be determined from time to time by the Board of Directors.

          Section 3.     Chairman.   The Chairman of the Board of
Directors, if one be elected, shall preside at all meetings of the Board of Directors and he shall have and perform such other duties as from time to time may be assigned to him by the Board of Directors or the Executive Committee.

          Section 4.     President.   The President shall be the
chief executive officer of the corporation and shall have the general powers and duties of supervision and management usually vested in the office of President of a corporation. He shall preside at all meetings of the Stockholders if present thereat, and in the absence or non-election of the Chairman of the Board of Directors, at all meetings of the Board of Directors, and shall have general supervision, direction
and control of the business of the corporation.   Except as the
Board of Directors shall authorize the execution thereof in some other manner, he shall execute bonds, mortgages and other contracts in behalf of the corporation, and shall cause the seal to be affixed to any instrument requiring it and when so affixed, the seal shall be attested by the signature of the Secretary or the Treasurer or an Assistant Secretary or an assistant Treasurer.

BY-LAWS
Page 6



     Section 5. Vice-President. Each Vice-President shall have such powers and shall perform such duties as shall be assigned to him by the Directors.

          Section 6.     Treasurer.   The Treasurer shall have the
custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the corporation. He shall deposit all moneys and other valuables in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.

          The Treasurer shall disburse the funds of the corporation as may be ordered by the Board of Directors, or the President taking
proper vouchers for such disbursements.   He shall render to the
President and Board of Directors at the regular meetings of the Board of Directors, or whenever they may request it, an account of all his transactions as Treasurer and of the financial condition of the corporation. If required by the Board of Directors, he shall give the corporation a bond for the faithful discharge of his duties in such amount and with such surety as the board shall prescribe.

          Section 7.     Secretary.   The Secretary shall give,
or cause to be given, notice of all meetings of stockholders and directors, and all other notices required by law or by these By-Laws, and in case of his absence or refusal or neglect so to do, any such notice may be given by any person there unto directed by the President, or by the directors, or stockholders, upon whose requisition the
meeting is called as provided in these By-Laws.   He shall record
all the proceedings of the meeting of the corporation and of the directors in a book to be kept for that purpose, and shall perform such other duties as may be assigned to him by the directors or the President. He shall have the custody of the seal of the corporation and shall affix the same to all instruments requiring it, when authorized by the directors or the President, and attest the same.

          Section 8. Assistant Treasurers and Assistant Secretaries. Assistant Treasurers and Assistant Secretaries, if any, shall be elected and shall have such powers and shall perform such duties as shall be assigned to them, respectively, by the directors.

                    ARTICLE V

                  MISCELLANEOUS


          Section 1.     Certificates of Stock.   Certificates of stock,
numbered and with the seal of the corporation affixed, signed by the President or Vice-President, and the Treasurer or an Assistant Treasurer, or Secretary or an Assistant Secretary, shall be issued to each stockholder certifying the number of shares owned by him in the corporation. When such certificates are signed by a transfer agent or an assistant transfer agent or by a transfer clerk acting on behalf of the corporation and a registrar, the signatures of such officers may be facsimiles.

BY-LAWS
Page 7

          Section 2.     Lost Certificates.    A new certificate of
stock may be issued in the place of any certificate theretofore issued by the corporation, alleged to have been lost or destroyed, and the directors may, in their discretion, require the owner of the lot or destroyed certificate, or his legal representatives, to give the corporation a bond, in such sum as they may direct, not exceeding double the value of the stock, to indemnify the corporation against any claim that may be made against it on account of the alleged loss of any such certificate, or the issuance of any such new certificate.

          Section 3.     Transfer of Shares.   The shares of
stock of the corporation shall be transferable only upon its books by the holders thereof in person or by their duly authorized attorneys or legal representatives, and upon such transfer the old certificates shall be surrendered to the corporation by the delivery thereof to the person in charge of the stock and transfer books and ledgers, or to such other person as the directors may designate, by whom they shall be cancelled, and new certificates shall thereupon be issued. A record shall be made of each transfer, and a duplicate thereof mailed to the Delaware office, and whenever a transfer shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of the transfer.

          Section 4.    Closing of Transfer Books.   The Board
of Directors shall have power to close the stock transfer books of the corporation for a period not exceeding fifty days preceding the date of any meeting of stockholders or the date for payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect; provided, however, that in lieu of closing the stock transfer books as aforesaid, the Board of

BY-LAWS
Page 8


Directors may fix in advance a date, not exceeding fifty days preceding the date of any meeting of stockholders or the date for the payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting, or entitled to receive payment of any such dividends or to any such allotment of rights or to exercise the rights in respect of any such change, conversion or exchange of capital stock, and in such case such stockholders only as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting, or to receive payment of such dividend or to receive such allotment of rights or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after any such record date fixed as aforesaid.

               Section 5.     Dividends.    Subject to the
provisions of the Certificate of Incorporation, the Board of Directors may, out of funds legally available therefore at any regular or special meeting, declare dividends upon the capital stock of the corporation as and when they deem expedient. Before declaring any dividend there may be set apart out of any funds of the corporation available for dividends, such sum or sums as the directors from time to time in their discretion deem proper for working capital or as a reserve fund to meet contingencies or for equalizing dividends or for such other purposes as the directors shall deem conducive to the interests of the corporation.

BY-LAWS
Page 8


          Section  6.    Seal.   The corporate seal shall be
circular in form and shall contain the name of the corporation, the year of its creation and the words -Laws to be given, personal notice is not meant unless expressly so stated, and any notice so required shall be deemed to be sufficient if given by depositing the same in a post-office box in a sealed post-paid wrapper, addressed to the person entitled thereto at his last known post office address, and such notice shall be deemed to have been given on the day of such mailing. Stockholders not entitled to vote shall not be entitled to receive notice of any meetings except as otherwise provided by Statute.

         Whenever any notice whatsoever is required to be given under the provisions of any law, or under the provisions of the Certificate of Incorporation of the corporation or these By-Laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.



                        ARTICLE   VI

                        AMENDMENTS


          These By-Laws may be altered or repealed and By-Laws may be made at any annual meeting of the stockholders or at any special meeting thereof if notice of the proposed alteration or repeal of By-Law or By-Laws to be made be contained in the notice of such special meeting, by the affirmative vote of a majority of the stock issued andoutstanding and entitled to vote thereat, or by the affirmative vote of a majority of the Board of Directors, or at any special meeting of the Board of Directors, if notice of the proposed alteration or repeal, or By-Law or By-Laws to be made, be contained in the notice of such Special Meeting.

______________________________________________________________________

Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Scientific Industries, Inc. and subsidiary
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiary as of June 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Nussbaum Yates, Wolpow, P.C.
--------------------------------
Nussbaum Yates & Wolpow, P.C.
Melville, New York

August 26, 2002

                      SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 2002 AND 2001


              	                 ASSETS


                                       2002           2001
                                   -----------    -----------
Current assets:
     Cash and cash equivalents     $   296,800    $   275,400
     Investment securities             481,900        412,000
     Trade accounts receivable,
      less allowance for doubtful
      accounts of $7,400 in 2002
      and 2001                         276,000        300,400
     Inventories                       679,100        576,400
     Prepaid expenses and other
      current assets                    63,200         71,700
                                   -----------    -----------
      Total current assets           1,797,000      1,635,900
                                   -----------    -----------

Investment securities                   51,900           -

Property and equipment, net            182,900        194,600

Deferred taxes                         106,600        101,600

Intangible assets, less
 accumulated amortization of
  $31,200 and $24,700 in
    2002 and 2001                        6,500         12,300

Other                                   94,500        150,900
                                   -----------     ----------
 Total Assets                       $2,239,400     $2,095,300
                                   ===========     ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
     Accounts payable              $    84,400    $   152,500
     Accrued expenses                  181,200         73,900
                                   -----------    -----------
     Total current liabilities         265,600        226,400
                                   -----------    -----------
Deferred compensation                   59,500         88,900
                                   -----------    -----------

Commitments and contingencies

Shareholders' equity:
     Common stock, $.05 par value;
      authorized 7,000,000 shares;
       issued 970,373 and 915,342
        shares in 2002 and 2001         48,500         45,800
     Additional paid-in capital        960,900        912,500
     Accumulated other comprehensive
      income (loss), unrealized
       holding gain (loss)
        on investment securities         1,000     (    5,000)
     Retained earnings                 956,300        879,100
                                     ---------      ---------
                                     1,966,700      1,832,400
     Less common stock held in
      treasury, at cost,
      19,802 shares                     52,400         52,400
                                     ---------      ---------
                                     1,914,300      1,780,000
                                     ---------      ---------
   Total liabilities and
    shareholders' equity            $2,239,400     $2,095,300
                                    ==========     ==========



              See notes to consolidated financial statements

                     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        YEARS ENDED JUNE 30, 2002 AND 2001


                                               2002            2001
                                            ----------      ----------

Net sales                                   $3,457,300      $3,435,000

Cost of sales                                2,048,100       2,008,600
                                            ----------      ----------
Gross profit                                 1,409,200       1,426,400
                                            ----------      ----------
Operating expenses:
 General and administrative                    854,900         822,100
 Selling                                       178,400         159,200
 Research and development                      289,600         251,800
                                            ----------      ----------
                                             1,322,900       1,233,100
                                            ----------      ----------

Income from operations                          86,300         193,300

Interest and other income                       19,200          30,200
                                            ----------      ----------
Income before income tax expense (benefit)     105,500         223,500

Income tax expense (benefit):
 Current                                        33,300            -
 Deferred                                 (      5,000)   (    101,600)
                                           -----------     -----------
                                                28,300    (    101,600)
                                           -----------     -----------
Net income                                $     77,200     $   325,100
                                           ===========     ===========
Net income per common share - basic       $        .08     $       .38
                                           ===========     ===========
Net income per common share - diluted     $        .08     $       .33
                                           ===========     ===========

            See notes to consolidated financial statements

                SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED JUNE 30, 2002 AND 2001



                                                          Accumulated
                                             Additional   Other
                            Common Stock     Paid-in      Comprehensive
                            --------------   Capital      Income (Loss)
                            Shares  Amount
                            ------ -------   ----------   -------------

Balance, July 1, 2000      855,342  42,800   $ 869,500     ($   4,600)

Net income                    -       -           -              -

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -       -           -        (      400)

Comprehensive income          -       -           -              -

Exercise of stock options   60,000   3,000      18,000           -

Exercise of stock warrant     -       -         25,000           -
                           -------- -------   ---------    ------------
Balance, June 30, 2001     915,342  45,800     912,500     (    5,000)
                                                           ------------
Net income                      -       -         -              -

Other comprehensive gain:
 Unrealized holding gain
  arising during period       -       -           -             6,000

Comprehensive income          -       -           -              -

Exercise of stock options   55,000   2,700      43,400           -

Exercise of stock warrant        1    -           -              -

Income tax benefit of
 stock options exercised      -       -          5,000           -
                          -------- -------    --------     -----------
Balance, June 30, 2002     970,343 $48,500    $960,900      $   1,000
                      	  ======== =======    ========     ===========




           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
             YEARS ENDED JUNE 30, 2002 AND 2001

                                                          Total
                          Retained      Treasury Stock    Shareholders'
                          Earnings      Shares  Amount    Equity
                          --------      ------  ------    -------------
Balance, July 1, 2000    $ 554,000      19,802 $52,400    $ 1,409,300
                                                          -------------
Net income                 325,100       -       -            325,100

Other comprehensive loss:
 Unrealized holding loss
 arising during period         -          -       -      (        400)
                                                          -------------
Comprehensive income           -          -       -           324,700

Exercise of stock options      -          -       -            21,000

Issuance of stock warrant      -          -       -            25,000
                        -----------     ------  ------    -------------
Balance, June 30, 2001     879,100      19,802  52,400       1,780,000
                                                          -------------
Net income                  77,200        -       -             77,200

Other comprehensive gain:
 Unrealized holding gain
  arising during period       -           -       -              6,000
                                                          -------------
Comprehensive income          -           -       -             83,200

Exercise of stock options     -           -       -             46,100

Exercise of stock warrant     -           -       -               -

Income tax benefit of stock
 options exercised            -           -       -              5,000
                          --------     ------- -------    -------------
Balance, June 30, 2002   $ 956,300      19,802 $52,400    $  1,914,300
                          ========      ====== =======    =============

               See notes to consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2002 AND 2001

                                                     2002          2001
                                                ------------  -----------
 Operating activities:
  Net income                                      $  77,200      $325,100
                                                 -----------  -----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Gain on sale of investments                  (    4,400)         -
    Issuance of stock warrant for services             -           25,000
    Depreciation and amortization                    65,300        71,800
    Deferred income taxes                        (    5,000)   (  101,600)
    Income tax benefit of stock options exercised     5,000          -
    Changes in assets and liabilities:
     Trade accounts receivable                       24,400        19,500
     Inventories                                 (  102,700)   (  159,500)
     Prepaid expenses and other current assets        8,500    (   44,800)
     Other assets                                    56,400         8,300
     Accounts payable                            (   68,100)       68,400
     Accrued expenses                                92,400    (   16,400)
     Deferred compensation                       (   14,500)   (   17,600)
                                                ------------  ------------
        Total adjustments                            57,300    (  146,900)
                                                ------------  ------------
        Net cash provided by operating activities   134,500       178,200
                                                ------------  ------------
Investing activities:
 Purchase of investment securities,
  available for sale                             (  138,300)   (  381,200)
 Purchase of investment securities,
  held to maturity                               (  308,200)   (  106,000)
 Redemption of investment securities,
  available for sale                                156,500          -
 Redemption of investment securities,
  held to maturity                                  175,000       246,500
 Capital expenditures                            (   43,600)   (   77,100)
 Purchase of intangible assets                   (      600)   (      600)
                                                ------------  ------------
       Net cash used in investing activities     (  159,200)   (  318,400)
                                                ------------  ------------
Financing activities,
 proceeds from exercise of stock options             46,100         21,000
                                                ------------   ------------
Net increase (decrease) in cash and
 cash equivalents                                    21,400    (  119,200)

Cash and cash equivalents, beginning of year        275,400       394,600
                                                ------------  ------------
Cash and cash equivalents, end of year            $ 296,800     $ 275,400
                                                ============  ============
Supplemental disclosures of cash flow information:
      Cash paid for income taxes                  $   6,500      $    700
                                                ============  ============

          See notes to consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2002 AND 2001



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

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002 AND 2001





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

	Recent Accounting Pronouncements

	The Financial Accounting Standards Board issued in July 2001 Statement of Financial Accounting Standards (SFAS) No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective
	for fiscal years beginning after December 15, 2001.  	The
	provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company plans to adopt SFAS 144 effective July 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

	Income Taxes

	The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred income taxes result principally from the timing of the deductibility of the rent accrual, inventory adjustments, deferred compensation, the use of accelerated methods of depreciation and amortization for tax purposes, and tax credit carryforwards.

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002 AND 2001






1.	Summary of Significant Accounting Policies (Continued)

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

	Net Income Per Common Share

	Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options and warrants.


2.	Line of Business and Concentration of Credit Risk

	The Company is engaged in the manufacturing and marketing of scientific equipment for hospital and industrial laboratories and other healthcare related entities. The Company believes that it has only one reportable segment. Approximately 92% in 2002 and 95% in 2001 of gross sales are generated from the Vortex-Genie(r) 2 mixer and related accessories. The Company does not obtain collateral for its accounts receivable.

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002 AND 2001






2.	Line of Business and Concentration of Credit Risk (Continued)

	Certain information relating to the Company's export sales and principal customers is as follows:

	                                                    2002       2001
                                                       ---------- ----------
	Export sales (principally Europe and Asia)       $1,522,900 $1,466,100
	Customer in excess of 10% of net sales            1,141,100  1,245,800


3.	Investment Securities

	Details as to investment securities are as follows:

	                                    Gross Cost or           Unrealized
	                                    Amortized       Fair    Holding Gain
	                                    Cost            Value   (Loss)
                                          ------------- --------  ------------
	At June 30, 2002:

	 Available for sale:
	  Equity securities                 $  20,700    $  18,500  ($2,200)
	  Mutual funds                        348,800      352,000    3,200
                                          ---------    ---------  ------------
                                          $ 369,500    $ 370,500   $1,000
                                          =========    =========  ============
	 Held-to-maturity:
	  State and municipal bonds,
	   due in one year or less          $ 111,400    $ 111,200  ($  200)
	  State and municipal bonds,
         due September 15, 2003              51,900       51,900     -
                                          ---------    ---------  ------------
                                          $ 163,300    $ 163,100  ($  200)
                                          =========    =========  ============

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002 AND 2001


3.	Investment Securities (Continued)

	Details as to investment securities are as follows:

                                    Gross Cost or           Unrealized
                                    Amortized       Fair    Holding
                                    Cost            Value   Loss
                                    ------------  --------  ----------
	At June 30, 2001:

	 Available for sale:
	  Equity securities            $402,000     $397,000  ($5,000)
                                     ========     ========  ========
	 Held-to-maturity,
	  state and municipal bonds    $ 15,000     $ 15,000   $ -
                                     ========     ========  ========

4.	Inventories

                                                    2002       2001
                                                 --------- -----------
	Raw materials                              $ 445,700  $ 436,100
	Work-in-process                              102,500     27,000
	Finished goods                               130,900    113,300
                                                 --------- -----------
                                                 $ 679,100  $ 576,400
                                                 ========= ===========
5.	Property and Equipment, Net

                             Useful Lives
	       			  (Years)             2002        2001
                                                 ---------    ---------
	Computer equipment	    3 - 5          $196,600     $180,700
	Machinery and equipment	    3 - 7           256,000      230,200
  	Furniture and fixtures	    4 - 10           71,500       69,600
	Leasehold improvements	    1 - 8            34,900       34,900
                                                 ---------    ---------
                                                  559,000      515,400
	Less accumulated depreciation and
 	 amortization                               376,100      320,800
                                                 ---------   ---------
                                                 $182,900     $194,600
                                                 =========   =========

                   SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JUNE 30, 2002 AND 2001





6.	Bank Line of Credit

	The Company has a $200,000 secured bank line of credit collateralized by all the assets of the Company. The credit line expires on November 1, 2002 and bears interest at prime plus 1%. The
	Company did not utilize this credit line. To support the line of credit available, the Company is required to maintain 20% of the credit line in average monthly balances.


7.	Employee Benefit Plan

	The Company has a 401(k) profit sharing plan for all eligible employees as defined in the Plan. The Plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation. The Company also has the option to make an additional profit sharing contribution to the Plan. Employer matching contributions to the Plan amounted to $16,500 in 2002 and $17,000 in 2001.


8.	Commitments and Contingencies

	Leases

	The Company is obligated through December 2004 under a noncancelable operating lease for its premises, which requires minimum annual rentals and certain other expenses, including real estate taxes and insurance. Rental expense under the lease amounted to approximately $232,700 in 2002 and $232,300 in 2001.

	As of June 30, 2002, the Company's approximate future minimum rental payments on all operating leases are as follows:

           Fiscal Years
           ------------

		   2003			 $235,800
		   2004			  245,500
		   2005			  122,900

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002 AND 2001


8.	Commitments and Contingencies (Continued)

	Leases (Continued)

	In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $223,100 under the terms of the lease. Accrued rent, payable in future years, amounted to $33,000 and $27,000 at June 30, 2002 and 2001.

	Employment Contract

	The Company had an employment contract (which expired June 30, 2002) with its President. On August 29, 2002, the Company decided to terminate his employment. The contract provided for an annual salary of $160,000 and also granted the President a five-year option to purchase 10,000 shares of common stock at $1.50 per share. An additional agreement with the President provided that, in the event of termination of his employment within three years after a change of control of the Company, as defined, the Company would be liable for a maximum of approximately three years' salary plus certain benefits.

	Pursuant to the employment contract, the President chose that a portion of the compensation may be deferred to future years.
	The deferred amounts are to be placed in a separate investment account and all earnings and losses thereon are for his benefit. As of June 30, 2002 and 2001, $74,400 and $88,900 was segregated into such an account and is included as an asset. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments commencing after the termination of employment. Accordingly, $14,900 has been classified as a short-term asset and liability and $59,500 as a long-term asset and liability at June 30, 2002.

	Other

	A financial advisor employed by the Company pursuant to an engagement letter that was not extended by the Company beyond its expiration date of March 31, 2002 asserted a claim against the Company in April 2002 in the amount of $125,000 for alleged services rendered to the Company that were alleged to be outside the scope of the letter. The Company denies engaging the financial advisor for any services outside the scope of the engagement letter or that any amounts are owing to the advisor. The Company's counsel has advised the Company that based on its review of the engagement letter and the Company's denial, it is unlikely that the financial advisor will prevail if it institutes a legal proceeding. Accordingly, no provision for loss has been recorded by the Company at June 30, 2002.

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002 AND 2001



9.	Income Taxes

	Income taxes (benefit) for 2002 and 2001 were different from the amounts computed by applying the Federal income tax rate to the income before income taxes due to the following:

	                              2002               2001

                               ---------------   ----------------
                                          % of               % of
                                        Pretax             Pretax
                               Amount   Income   Amount    Income
                               -------- ------   --------  ------
Computed "expected" income
 tax                          $ 35,900   34.0%   $ 76,000    34.0%
Research and development
 credits                     (  18,300) (17.3)  (  15,300) (  6.8 )
Other                           10,700   10.1       7,000     3.1
Increase (decrease)in
 valuation allowance              -        -    ( 169,300) ( 75.7)
                              --------  ------   --------   ------
Actual income taxes           $ 28,300   26.8%  ($101,600) ( 45.4%)
                              ========  ======   ========   ======


Deferred tax assets and liabilities consist of the following:

                                         2002             2001
                                      -----------    ------------
Deferred tax assets:
 Amortization of intangibles          $    8,100      $     6,700
 Deferred compensation                    25,300           30,200
 Net operating loss carryforwards           -               6,900
 Rent accrual                             11,200            9,200
 Tax credit carryforwards                 56,100           44,800
 Other                                    18,600            9,300
                                       ----------    ------------
                                         119,300          107,100
Deferred tax liability:
 Depreciation of property
  and equipment                      (    12,700)   (       5,500)
                                      -----------    -------------
Net deferred tax assets               $  106,600     $    101,600
                                      ===========    =============

At June 30, 2002, the Company had tax credit carryforwards of approximately $56,100 expiring in 2019 through 2022.

At June 30, 2002 and 2001, the Company determined that it was more likely than not that the Company would realize the full benefit of the deferred tax assets and, accordingly, no valuation allowance was recorded at June 30, 2002 and the valuation allowance of $169,300 at June 30, 2000 was eliminated and included as part of the income tax benefit in 2001.

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002 AND 2001




10.	Stock Options and Warrant

	The Company has established a stock option plan which provides for the grant of options to purchase up to 300,000 shares of common
	stock of the Company, par value $.05 per share, ("Common Stock"), through February 2002. As of June 30, 2002, the Plan has expired, and the Company expects to obtain shareholder approval of a ten-year extension at the next annual meeting of stockholders. The Plan provides for the granting of incentive stock options and non-incentive stock options. Incentive stock options may be granted
	to employees at an exercise price 	equal to 100% (or 110% if the
	optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The
	Plan also provides that each non-employee member of the board of directors shall be granted, annually commencing in March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of Common Stock at the fair market value on the date of grant and commencing annually in December 1997, for as long as a director, a ten-year option to purchase 4,000 shares of Common
	Stock at the fair market value on the date of grant. These outstanding options expire at various dates through December 2011. There were 15,667 shares of common stock left available under the Plan for future grants at the Plan's expiration in February
	2002.  In June 2002 the Board of Directors granted options for
	7,000 shares subject to the Plan being extended with shareholder approval at the next Annual Meeting of Stockholders.

	The Company has elected to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for options granted under fixed plans when the option price is not less than the fair market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 2002 and 2001, respectively:

                                             2002          2001
                                         ----------     ----------
		Expected life (in years)          10            10
		Risk-free interest rate          5.54%         5.36%
		Expected volatility             36.68%        34.01%
		Dividend yield                   0.00%         0.00%

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002 AND 2001


10.	Stock Options and Warrant (Continued)

	Under the Black-Scholes model, the total value of stock options granted in 2002 and 2001 was $22,600 and $13,500, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net income would have been $49,600 in 2002 and $305,200 in 2001. The Company's pro forma net income per share would have been $.05 (basic) and $.05 (diluted) in 2002 and $.36 (basic) and $.31 (diluted) in 2001. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

	During the year ended June 30, 2002, four directors exercised options under the Plan to acquire a total of 31,000 shares at $.50 to $2.00 per share. During the year ended June 30, 2001, an officer exercised options to acquire 60,000 shares at $.35 per share.

	Option activity under the above stock option plan is summarized as follows:

                                            Fiscal 2002     Fiscal 2001
                                              Weighted-       Weighted-
                                                Average         Average
                                               Exercise        Exercise
                                        Shares    Price Shares    Price
                                       --------- ------ ------ --------
	Shares under option:
	 Outstanding at beginning of year  225,000  $1.19  269,000  $ .99
	 Granted                            16,000   2.40   16,000   1.33
	 Exercised                       (  31,000)  1.22 ( 60,000)   .35
	 Expired                         (  20,000)  1.41     -       -
	 Forfeited                       (  25,000)   .38     -       -
                                       ---------- ----- --------- -----
	 Outstanding at end of year        165,000  $1.39  225,000  $1.19
                                       ========== ===== ========  =====
	 Options exercisable at year-end   165,000  $1.39  192,001  $1.18
                                       ========== ===== ========  =====

	Weighted average fair value
	 per share of options granted
	  during fiscal 2002 and 2001               $1.41           $ .84
                                                  =====           =====

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002 AND 2001




10.	Stock Options and Warrant (Continued)

	The following table summarizes information about the options under the above Plan outstanding at June 30, 2002:

	             Options Outstanding           Options Exercisable

           	--------------------------------- ------------------------
                        Weighted-
                        Average       Weighted-               Weighted-
Range of                Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price      Outstanding  Price
----------  ----------- ------------- ---------- ------------ ---------
$.35 - .9375     66,000     4.91       $ .82        66,000     $ .82
$1.2813 - 2.40   99,000     6.20       $1.78        99,000     $1.78

	In addition, in February 1992, the Company granted to four non-employee members of the board of directors, ten-year options for each to purchase 12,000 shares of Common Stock, at an exercise price of $.35, not covered under the above Plan. The options were exercisable one-third within one year from the date of grant and one-third in each of the following two years. In March 1993, three directors each exercised 8,000 options. During the year ended June 30, 2002, the remaining 24,000 options were exercised by the directors.

	The Company has a stock purchase warrant outstanding covering 17,391 shares of the Company's common stock issued during 2001 for services. The warrant has an exercise price of $1.4375 per share and expires on February 5, 2006. During the year ended June 30, 2002, one share was issued upon warrant exercise.


11.	Net Income Per Common Share

	Net incomne per common share data was computed as follows:

                                                  2002         2001
                                                ---------   ---------
     Net income                                 $ 77,200    $325,100

                                                =========   =========
     Weighted average common shares outstanding  930,704     851,978
     Effect of dilutive securities,
      stock options and warrant                   79,175     129,483
                                                ---------   ---------
     Weighted average dilutive common
      shares outstanding                        1,009,879     981,461
                                                =========   =========
     Net income per common share - basic           $  .08      $  .38
                                                =========   =========
     Net income per common share -
      diluted                                      $  .08      $  .33
                                                =========   =========

                  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002 AND 2001



11.	Net Income Per Common Share (Continued)

	Unexercised employee stock options to purchase 59,000 shares of common stock at $1.875 to $2.40 per share were outstanding as of June 30, 2002, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock.


12.	Fair Value of Financial Instruments

	The financial statements include various estimated fair value information as of June 30, 2002 and 2001, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

	The carrying value of cash and cash equivalents and investment securities approximates fair market value because of the short maturity of those instruments.

	The following table provides summary information on the fair value of significant financial instruments included in the financial statements:

																		                2002               	                2001
                                       2002               2001
                              -------------------  -------------------
                                        Estimated            Estimated
                              Carrying  Fair       Carrying  Fair
                              Amount    Value      Amount    Value
                              --------  ---------  --------  ---------
Assets:
 Cash and cash equivalents    $296,800  $296,800   $275,400  $275,400

 Investment securities
  (Note 3)                     533,800   533,600    411,900   411,900