Form 10QSB
period 2002-06-30
SCIENTIFIC INDUSTRIES INC
filed 2002-11-14
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                        For quarterly period ended SEPTEMBER 30, 2002
                                                   ------------------

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                 For the transition period from           to
                                               -----------  ----------
                        Commission File Number:         0-6658
                                               -----------------------


                      SCIENTIFIC INDUSTRIES, INC.
---------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

       Delaware                             04-2217279
------------------------       ------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2002: 954,541 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
    Yes [   ]      No [ x ]

                       PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                   ASSETS
                                   ------
                                                  September 30, 2002
                                                  ------------------
Current Assets:
  Cash and cash equivalents                               $  389,700
  Investment securities                                      422,700
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                              351,300
  Inventories                                                762,100
  Prepaid expenses and other current assets                   46,200
                                                          ----------
                          Total current assets             1,972,000
                                                          ----------
Property and equipment at cost, less accumulated
  depreciation of $389,200                                   168,900

Deferred taxes                                               106,600
Intangible assets, less accumulated amortization
   of $32,700                                                  5,600

Other                                                         90,700
                                                          ----------
                                                          $2,343,800
                                                          ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $  166,400
  Accrued expenses                                           190,900
                                                          ----------
                          Total current liabilities          357,300
                                                          ----------
Deferred compensation                                         59,500

Shareholders' equity:
  Common stock $.05 par value                                 48,700
  Additional paid-in capital                                 963,600
  Accumulated other comprehensive gain, unrealized
         holding gain on investment securities                 4,200
  Retained earnings                                          962,900
                                                          ----------
                                                           1,979,400
  Less common stock held in treasury, at cost                 52,400
                                                          ----------
                                                           1,927,000
                                                          ----------
                                                          $2,343,800
                                                          ==========

 See notes to condensed unaudited consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                For the Three Month Periods Ended
                           September 30, 2002     September 30, 2001
                           ------------------     ------------------

Net sales                          $  850,300              $ 921,300
Cost of goods sold                    502,500                529,400
                                   ----------              ---------
Gross profit                          347,800                391,900
                                   ----------              ---------
Operating Expenses:
 General and administrative           224,700                206,500
 Selling                               31,800                 37,200
 Research and development              87,400                 79,000
                                   ----------              ---------
                                      343,900                322,700
                                   ----------              ---------
Income from operations                  3,900                 69,200

Interest and other income               4,100                  8,300
                                   ----------              ---------
Income before income
 taxes                                  8,000                 77,500

Income taxes                            1,400                 27,000
                                   ----------              ---------
Net income                         $    6,600              $  50,500
                                   ==========              =========

Net income per common
 share - basic                     $    .01                $  .06

Net income per common
 share - diluted                   $    .01                $  .05




     See notes to condensed unaudited consolidated financial statements





                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                     For the Three Month Periods Ended
                                   September 30, 2002  September 30, 2001
                                   ------------------  ------------------

Operating activities:
  Net Income                                $   6,600           $  50,500
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
      Gain on sale of investments           (     600)          (   4,400)
      Loss on disposal of asset                   200                -
      Depreciation and amortization            16,500              15,800
       Change in assets and liabilities:
        Accounts receivable                 (  75,300)          ( 169,100)
        Inventories                         (  83,000)          (  38,200)
        Prepaid expenses and other
         current assets                        17,000               5,800
        Other assets                            3,800               5,500
        Accounts payable                       82,000           (  60,200)
        Accrued expenses                        9,700              68,500
                                            ----------          ----------
      Total adjustments                     (  29,700)          ( 176,300)
                                            ----------          ----------
       Net cash used in operating
        activities                          (  23,100)          ( 125,800)
                                            ----------          ----------
Investing activities:
  Purchase of investment securities,
    available for sale                      (  44,400)          (  20,800)
  Purchase of investment securities,
    held to maturity                             -              ( 106,900)
  Redemptions of investment securities,
    available-for-sale                         52,600             175,300
  Redemptions of investment securities,
    held to maturity                          106,100              15,000
  Capital expenditures                      (   1,400)          (   4,900)
  Proceeds from sale of assets                    800                -
  Purchase of intangible assets             (     600)               -
                                            ----------          ----------
       Net cash provided by investing
        activities                             113,100             57,700
                                            ----------          ----------
Financing activities;
 exercise of stock options                       2,900               -
                                            ----------          ----------
Net increase (decrease)
  in cash and cash equivalents                  92,900          (  68,100)

Cash and cash equivalents, beginning of year   296,800            275,400
                                            ----------          ----------
Cash and cash equivalents, end of period     $ 389,700          $ 207,300
                                            ==========          ==========
Supplemental disclosures:
 Cash paid during the period for:
  Income Taxes                               $  23,100          $   4,200

     See notes to condensed unaudited consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


General:	As contemplated by the Securities and Exchange Commission
            (the "Commission"), the accompanying financial statements and footnotes thereto have been condensed and therefore do not contain all financial statements and disclosures required by generally accepted accounting principles. Reference is made to the financial statements contained within the Form 10-KSB for the fiscal year ended June 30, 2002 of Scientific Industries, Inc., (the "Company").

           The statements as of and for the three months ended September 30, 2002 and 2001 are unaudited and include all normal recurring adjustments necessary to present fairly the results of such unaudited interim periods. The results for the three months ended September 30, 2002 are not necessarily an indication of the results of the full fiscal year.


1.    Significant accounting policies:

      Principles of consolidation:

      The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation and an inactive wholly owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.


2.    Inventories:

      Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:

                                 September 30, 2002
                                 ------------------
      Raw Materials                    $    572,100
      Work in process                        93,700
      Finished Goods                         96,300
                                       ------------
                                       $    762,100
                                       ============

3.    Net income per Common Share:

      Basic net income per Common Share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per Common Share includes the dilutive effect of stock options and a warrant.

      Net income per Common Share was computed as follows:

                                For the Three Month Periods Ended
                              September 30, 2002  September 30, 2001
                              ------------------  ------------------

Net income                            $    6,600         $    50,500
                                      ==========         ===========
Weighted average common
shares outstanding                       950,639             895,540

Effect of dilutive
 securities                               49,199             118,196
                                      ----------         -----------
Weighted average dilutive
 common shares outstanding               999,838           1,013,736
                                      ==========         ===========
Net income per common
 share - basic                        $      .01         $       .06
                                      ==========         ===========
Net income per common
 share - diluted                      $      .01         $       .05
                                      ==========         ===========

      Unexercised employee stock options to purchase 59,000 shares of common stock at $1.88 to $2.40 per share were outstanding as of September 30, 2002, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock.

4.  Comprehensive Income:

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements. There was no significant difference between net income and comprehensive income for the three month periods ended September 30, 2002 and 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

The Company's working capital as of September 30, 2002 increased $83,300 to $1,614,700 compared to $1,531,400 at June 30, 2002, due primarily to increased accounts receivable and inventories. Inventories of raw components were higher due to lower sales and purchase of greater quantities of certain components from overseas to obtain lower unit costs. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank which expires on November 1, 2003 and carries interest at prime plus 1%, all of which was available as of September 30, 2002. Management believes that the Company will be able to meet its cash flow needs during the next 12 months ending September 30, 2003 from its available financial resources which include its cash and investment securities.

Results of Operations

The Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001.

The Company's net sales for the three months ended September 30, 2002 decreased $71,000 (7.8%) from $921,300 for the three months ended September 30, 2001 to $850,300, principally the result of lower sales of the Company's principal product, the Vortex-Genie 2 (registered trademark) Mixer, to foreign and domestic distributors, which the Company began experiencing in the last quarter of the fiscal year ended June 30, 2002 ("fiscal 2002"). This appears to be due to increasing competitive pressures for the mixer and general economic conditions. This quarter's net sales were, however, higher than sales for the fourth quarter of fiscal 2002. The gross profit of $347,800 for the three months ended September 30, 2002 decreased slightly to 40.9% from 42.5% or $391,900 for the three months ended September 30, 2001 as a result of the lower sales. Moreover, gross sales of new products, which consists of the Enviro-Genie (registered trademark), Roto-Shake Genie (registered trademark,) Timer Genie (trademark), Disruptor Genie (trademark), and Genie 1 (trademark) increased by $24,000 (32%) from $73,500 for the three months ended September 30, 2001 to $97,500 for the three months ended September 30, 2002.

General and administrative expenses for the three months ended September 30, 2002 increased by $18,200 (8.9%) to $224,700 compared to $206,500 for the three months ended September 30, 2001, primarily due to costs incurred in connection with the former CEO's employment termination.

Research and development expenses increased by $8,400 (10.6%) to $87,400 for the three months ended September 30, 2002 from $79,000 for the comparable prior period as a result of costs incurred in connection with the engagement of an outside engineering firm, which is expected to be more cost beneficial compared to the in-house engineering labor which it replaced.

As a result of lower sales, higher general and administrative, and research and development costs, the Company had net income of $6,600 for the three months ended September 30, 2002 compared to $50,500 for the three months ended September 30, 2001.

PART II - OTHER INFORMATION

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit Number:   Description

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: On August 30, 2002, the Company
                               filed a Current Report on Form 8-K
                               with the Commission, disclosing
                               the termination of Mr. Lowell A.
                               Kleiman's employment as President
                               and Chief Executive Officer, the
                               appointment of Ms. Helena Santos
                               as President, Chief Executive
                               Officer and Treasurer and Mr.
                               Robert Nichols as Executive Vice
                               President and Secretary, and the
                               amendment of the Company's Bylaws.

                              SIGNATURE




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                              Scientific Industries, Inc.
                              ---------------------------
                              Registrant



Date  November 13, 2002       /s/ Helena R. Santos
      -----------------       --------------------
                              Helena R. Santos
                              President, Chief Executive Officer
                              and Treasurer
                              Principal Executive, Financial and
                              Accounting Officer

                 CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350
                  AS ADOPTED PURSUANT TO
      SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Helena R. Santos, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scientific Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      November 13, 2002

                                      By: /s/Helena R. Santos
                                      _______________________

                                      Helena R. Santos, Chief Executive
                                      Officer and Chief Financial Officer

                                                          EXHIBIT 99.1


 CERTIFICATION OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER
                  PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report on Form 10-Q of Scientific Industries, Inc. (the "Company") for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Helena R. Santos, Chief Executive Officer, and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





          By: /s/Helena R. Santos
             ___________________________________________________
             Helena R. Santos
             President, Chief Executive Officer, Treasurer and
             Chief Financial Officer


Date: November 13, 2002