Form 10QSB
period 2002-12-31
SCIENTIFIC INDUSTRIES INC
filed 2003-02-13
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                   For quarterly period ended      DECEMBER 31, 2002


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 1, 2003: 954,541 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
    Yes [   ]      No [ x ]








PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                ASSETS
                                              December 31, 2002

Current Assets:
  Cash and cash equivalents                         $  189,900
  Investment securities                                552,300
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                        397,100
  Inventories                                          700,400
  Prepaid expenses and other current assets             48,800
                                                    ----------
                          Total current assets       1,888,500
                                                    ----------
Property and equipment at cost, less accumulated
  depreciation of $363,700                             163,200
                                                    ----------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $34,400                                            6,700
  Deferred Taxes                                       106,600
  Other                                                 81,500
                                                       194,800
                                                   -----------
                                                    $2,246,500
                                                   ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $  116,300
  Accrued expenses                                     164,800
                                                    ----------
                          Total current liabilities    281,100
                                                    ----------
Deferred compensation                                   51,000
                                                    ----------
Shareholders' equity:
  Common stock $.05 par value                           48,700
  Additional paid-in capital                           964,300
  Accumulated other comprehensive loss, unrealized
   holding loss on investment securities                (2,200)
  Retained earnings                                    956,000
                                                    ----------
                                                     1,966,800
  Less common stock held in treasury, at cost           52,400
                                                    ----------
                                                     1,914,400
                                                    ----------
                                                    $2,246,500
                                                    ==========


See notes to condensed unaudited consolidated financial statements


              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                            For the Three Month   For the Six Month
                               Periods Ended        Periods Ended
                                December 31,        December 31,
                               2002      2001       2002     2001
                           --------  --------  ----------  ----------

Net sales                  $833,700  $872,700  $1,684,000  $1,794,000
Cost of goods sold          494,600   539,600     997,100   1,069,000
                           --------  --------  ----------  ----------
Gross profit                339,100   333,100     686,900     725,000
                           --------  --------  ----------  ----------
Operating Expenses:
 General & administrative   246,100   207,600     470,800     414,100
 Selling                     44,800    46,400      76,600      83,600
 Research & development      56,900    68,800     144,300     147,800
                           --------  --------  ----------  ----------
                            347,800   322,800     691,700     645,500
                           --------  --------  ----------  ----------
Income (Loss) from
operations                 (  8,700)   10,300  (    4,800)     79,500
                           --------  --------  ----------  ----------
Other income (expenses):
 Other                      ( 6,100)     -     (    6,100)       -
 Interest & other income      6,500     5,300      10,600      13,600
                           --------  --------  ----------  ----------
                                400     5,300       4,500      13,600
                           --------  --------  ----------  ----------
Income (loss) before
 income taxes (benefit)     ( 8,300)   15,600  (      300)     93,100

Income taxes (benefit)      ( 1,400)    2,000       -          29,000
                           --------  --------  ----------  ----------
Net income (loss)          $( 6,900) $ 13,600  $(     300) $   64,100
                           ========  ========  ==========  ==========

Net income (loss) per common
 share - basic               $( .01)   $ .01      $ . -        $ .07


Net income (loss) per common
 share - diluted             $( .01)   $ .01      $ . -        $ .06




  See notes to condensed unaudited consolidated financial statements




              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   For the Six Month Periods Ended
                                 December 31, 2002   December 31, 2001
Operating activities:
  Net Income (Loss)                         $   ( 300)   $   64,100
                                            ---------    ----------
  Adjustments to reconcile net income
   (loss) to net cash used in
    operating activities:
      (Gain) on sale of investments          (    600)     (  4,400)
      Loss on disposal of assets                6,400           -
      Depreciation and amortization            33,700        32,400
       Change in assets and liabilities:
         Accounts receivable                 (121,100)     ( 58,000)
         Inventories                         ( 21,300)     (111,600)
         Prepaid expenses and other
          current assets                       14,400        13,000
         Other assets                          13,000         5,400
         Accounts payable                      31,900      ( 20,200)
         Accrued expenses                    ( 16,400)       50,600
         Deferred compensation               (  8,500)          -
                                            ---------    ----------
             Total adjustments               ( 68,500)     ( 92,800)
                                            ---------    ----------
             Net cash used in
               operating activities          ( 68,800)     ( 28,700)
                                            ---------    ----------
Investing activities:
  Purchase of investment securities,
    available-for-sale                       (180,900)     ( 80,600)
  Purchase of investment securities,
    held to maturity                             -         (148,000)
  Redemptions of investment securities,
    available-for-sale                         52,600       175,300
  Redemptions of investment securities,
    held to maturity                          105,600        40,000
  Capital expenditures                       ( 45,500)     ( 10,000)
  Proceeds from sale of assets                 29,800           -
  Purchase of intangible assets              (  3,400)          -
                                            ---------    ----------
               Net cash used in
                investing activities         ( 41,800)     ( 23,300)
                                            ---------    ----------
Financing activities,
 exercise of stock options                      3,700        40,500
                                            --------     ----------
Net decrease in cash and cash equivalents    (106,900)     ( 11,500)
                                            ---------    ----------
Cash and cash equivalents, beginning of
 year                                         296,800       275,400
                                            ---------    ----------
Cash and cash equivalents, end of period    $ 189,900    $  263,900
                                            =========    ==========
Supplemental disclosures:
Cash paid during the period for:
  Income Taxes                              $  28,400    $    6,500
                                            =========    ==========
  See notes to condensed unaudited consolidated financial statements
                                   3

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General: The accompanying unaudited interim consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.
           These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2002. The results for the three and six months ended
           December 31, 2002, are not necessarily an indication of the results of the full fiscal year.


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


2.    Inventories:

      Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                December 31, 2002
                                -----------------

      Raw Materials                $   577,500
      Work in process                   41,300
      Finished Goods                    81,600
                                   -----------
                                   $   700,400
                                    ===========










              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS,
                              (continued)

3.    Net income (loss) per Common Share:

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income per common share includes the dilutive effect of stock options and a warrant.


      Net income (loss) per common share was computed as follows:

                           For the Three Month    For the Six Month
                           Periods Ended          Periods Ended
                           December 31,           December 31,
                             2002       2001        2002       2001
                           ----------  --------  ---------- ---------

Net income (loss)          ($  6,900)   $13,600  ($    300) $ 64,100
                           ----------   -------  ---------- --------
Weighted average common
 shares outstanding          954,541    933,070    952,591   914,340
Effect of dilutive
securities                      -        75,384       -       96,787
                           ----------   -------  --------- ---------
Weighted average dilutive
common shares outstanding    954,541  1,008,454    952,591 1,011,127
                           ========== =========  ========= =========
Net income (loss) per
common share - basic       ($    .01)   $   .01   $   -      $   .07

Net income (loss) per
common share - diluted     ($    .01)   $   .01   $   -      $   .06

The potential effect of dilution of the incremental shares from the assumed exercise of stock options was not included in determining the diluted net loss per common share for the six and three month periods ended December 31, 2002, because to do so would be anti-dilutive. In addition to the shares subject to options which were included in determining the diluted earnings per share, there were outstanding as of December 31, 2001, unexercised employee stock options to purchase 51,000 shares of the Company's common stock at $1.92 to $2.40 per share, which were not included in the foregoing potential computations because the options' exercise price was greater than the average market price of the Company's common stock.


4.  Comprehensive Income:


The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements. There was no significant difference between net income and comprehensive income for the three and six months ended December 31, 2002 and 2001.


     SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, impact of competition, the ability to reach final agreements, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources

The Company's working capital as of December 31, 2002 increased $76,000 to $1,607,400 compared to $1,531,400 at June 30, 2002, mostly due to certain investment securities becoming current assets. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank which expires on November 1, 2003 and carries interest at prime plus 1%, all of which was available as of December 31, 2002. Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.


Results of Operations

Financial Overview

The Company's results of operations for the three and six month periods ended December 31, 2002 (the "Fiscal 2003 Periods") were adversely impacted by costs of $72,300 incurred with respect to a proxy contest instituted unsuccessfully by the Company's former Chairman of the Board, Chief Executive Officer and President (the "Former CEO") in connection with the 2002 Annual Meeting of Stockholders. Absent such costs, the results for the Fiscal 2003 Periods would not have been materially different from the results of operations for the three and six month periods ended December 31, 2001.

The Company anticipates that the termination of the compensation of the Former CEO, partially offset by additional compensation for the new CEO and President, who previously held the positions of Vice President, Controller and Secretary, will result in a reduction of its general and administrative expenses for the balance of fiscal 2003.


              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


The Company expects material increases in its selling expenses resulting from the employment of a director of sales and marketing in January 2003. In addition, the Company entered into a long term consulting agreement providing for a material increase in the marketing consulting services of its newly elected director, who had been employed by the Company's principal customer, and has been providing marketing consulting to the Company. Additional selling expenses will also include costs for increased promotional and advertising activities.

No assurance, however, can be given that the foregoing changes and additional costs will result in increased sales and improved results of operations.

The Three Months Ended December 31, 2002 Compared with the Three Months Ended December 31, 2001.

Net sales of $833,700 decreased $39,000 (4.5%) for the three months ended December 31, 2002 compared to $872,700 for the three months ended December 31, 2001 primarily due to lower unit sales of the Vortex-Genie 2 (registered trademark) mixer from domestic distributors resulting from increased competition, partially offset by an increase in unit sales of the Vortex-Genie 1 and Vortex-Genie 2T mixers, which were introduced at the end of fiscal year 2001. Total net sales for the current three month period ended December 31, 2002 compared to the previous three month period ended September 30, 2002 were $16,600 (1.9%) lower.

There was an increase of 6.5% in the gross profit percentage for the three months ended December 31, 2002 (40.7%), compared to the three months ended December 31, 2001 ( 38.2%) as a result of a reduction in factory labor personnel.

General and administrative expenses for the three month period ended December 31, 2002 included $72,300 of proxy costs incurred in connection with the proxy contest initiated by the Former CEO, which resulted in an increase in general and administrative expenses of $38,500 (18.5%) compared to the same period last year. Absent, the proxy costs, general and administrative expenses would have been lower due to the discontinuation of the employment of the Former CEO, partially offset by the increase in the current CEO's salary.

Selling expenses for the three month period ended December 31, 2002 of $44,800, consisting mainly of trade show activity, fees for a marketing consultant, and printed material were approximately the same level as that of the prior year's comparable period ($46,400).

Research and development expenses decreased by $11,900 (17.2%) to $56,900 for the three months ended December 31, 2002 from $68,800 for the comparable period of the past fiscal year as a result of the reduction of in-house engineering staff and engagement of a lower cost outside engineering firm.

Other income (expenses) reflects a loss of $6,100 arising from the termination of the lease of an automobile used by the Former CEO.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

The Six Months Ended December 31, 2002 Compared with the Six Months Ended December 31, 2001.

Net sales decreased $110,000 (6.1%)to $1,684,000 for the six months ended December 31, 2002 compared to $1,794,000 for the six months ended December 31, 2001 primarily due to lower unit sales of the Vortex-Genieregistered trademark 2 mixer from domestic distributors resulting from increased competition, partially offset by an increase in unit sales of the Vortex-Genie 1 and Vortex-Genie 2T mixers which were introduced at the end of fiscal year 2001.

The gross profit of 40.8% for the six months ended December 31, 2002, approximated the gross profit of 40.4% for the six months ended December 31, 2001.

General and administrative expenses for the six months ended December 31, 2002 of $470,800 included $72,300 of proxy costs incurred in connection with the proxy contest initiated by the Former CEO, which resulted in an increase in general and administrative expenses of $56,700 (13.7%) compared to the same period last year. Absent the proxy costs, general and administrative expenses would have been lower due to the discontinuation of the employment of the Former CEO, partially offset by the increase in the current CEO's salary.

Selling expenses of $76,600 for the six months ended December 31, 2002 decreased $7,000 (8.4%) compared to $83,600 for the previous year's six month period which included higher expenditures for new catalogs, brochures, and website design. See "Financial Overview" above for discussion of anticipated increases in future selling expenses.

Other income (expenses) reflects a loss of $6,100 arising from the termination of a lease of an automobile used by the Former CEO.


ITEM 3. CONTROLS AND PROCEDURES


a. The Company's CEO who is also the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13-a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), (the "1934 Act") as of a date within 90 days of filing this quarterly report (the "Evaluation Date"), and has concluded, based on her evaluation, that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the 1934 Act, and the rules and regulations promulgated thereunder.

b. There were no significant changes in or any need for corrective action as to the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.


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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2002 Annual Meeting of Stockholders held on November 18, 2002, adjourned first to November 19, 2002 and then to November 25, 2002 stockholders took the following actios:

3. Reelected Mr. Roger B. Knowles as a Class C director by 430,056 shares "For", 7,154 shares "Withheld", and elected Mr. Joseph G. Cremonese as a Class C Director by 818,214 shares "For", 5,800 shares "Withheld", each to serve until the Annual Meeting of Stockholders with respect to the fiscal year ending June 30, 2005, and the due election and qualification of his successor. The other members of the Board of Directors are Arthur M. Borden and James S. Segasture, both Class A directors, and Joseph I. Kesselman, the Class B Director. Mr. Lowell A. Kleiman, a nominee opposed by the Board of Directors was not elected, having received 386,804 shares "For", and none "Withheld".

4. Approved the Company's 2002 Stock Option Plan relating to 100,000 shares of the Company's Common Stock, plus an additional 161,000 shares which are currently subject to outstanding options under the Company's 1992 Stock Option Plan by 786,260 shares "For", 26,713 shares "Against", and 1,725 shares "Abstain".

5. Ratified the appointment of Nussbaum Yates & Wolpow P.C. as the independent auditors with respect to the financial statements of the Company for the year ending June 30, 2003 by 818,155 shares "For", 5,720 shares "Against", and 418 shares "Abstain".


              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


6. Rejected a proposal by Mr. Lowell A. Kleiman, former director and CEO, requesting that the Board of Directors adopt a policy, which among other things, would require grants of options to independent directors to be approved by the stockholders by 422,228 shares "Against", 402,024 shares "For", and 39 shares "Abstain".

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit Number:       Description

        1                     2002 Stock Option Plan

        99.1                  Certification Pursuant to 18 U.S.C.
                              Section 1350, as Adopted Pursuant to
                              Section 906 of the Sarbanes-Oxley Act of
                              2002.

    (b) Reports on Form 8-K:  On December 20, 2002, the Company filed a Current Report on Form 8-K with the
                              Commission, containing information under
                              Item 5.










            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY



                               SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                              Scientific Industries, Inc.
                              Registrant


                              /s/ Helena R. Santos
                              ______________________
                              Helena R. Santos
                              President, Chief Executive Officer
                              and Treasurer
                              Principal Executive, Financial and
                              Accounting Officer

Date: February 13, 2003








                                                        Exhibit 1


                  SCIENTIFIC INDUSTRIES, INC.
                      2002 STOCK OPTION PLAN
                 (Effective as of February 11, 2002)

1.	Purpose.

The purposes of this 2002 Stock Option Plan (the "Plan") are to induce certain individuals to remain in the employ or service of Scientific Industries, Inc. (the "Company") and its present and future subsidiary corporations (each a "Subsidiary"), as defined in Section 425(f) of the Internal Revenue Code of 1986, as amended (the "Code"), to attract new individuals to enter into such employment and service and to encourage such individuals to secure or increase on reasonable terms their stock ownership in the Company. The Board of Directors of the Company (the "Board") believes that the granting of stock options (the "Options") under the Plan will promote continuity of management and increased incentive and personal interest in the welfare of the Company and aid in securing its continued growth and financial success. Options will be either (a) "incentive stock options" (which term, when used herein, shall have the meaning ascribed thereto by the provisions of Section 422 (b) of the Code) or (b) options which are not incentive stock options ("non-incentive stock options"), as determined at the time of the grant thereof by the Administrator referred to in Section 3(A) hereof.

2.	Shares Subject to Plan.

Options may be granted to purchase up to one hundred thousand (100,000) shares of the common stock, par value $0.05 per share
(the "Common Stock") of the Company. To the extent that options previously granted under the 1992 Stock Option Plan of the Company (the "Prior Plan") expire or terminate for any reason without having been exercised, then options exercisable for that same number of shares of Common Stock, up to a maximum of one hundred sixty one thousand (161,000) shares, may be granted pursuant to the Plan. For the purpose of this section 2, the number of shares purchased upon the exercise of an Option shall be determined without giving effect to the use by a Participant of the right set forth in Section 8(C) hereof to deliver shares of the Common Stock in payment of all or a portion of the option price or the use by a Participant of the right set forth in
Section 12(C) hereof to cause the Company to withhold from the shares of the Common Stock otherwise deliverable to him upon the exercise of an Option shares of the Common Stock in payment of all or a portion of his withholding obligation arising from such exercise. If any Options expire or terminate for any reason without having been exercised in full, new Options may thereafter be granted to purchase the unpurchased shares subject to such expired or terminated Options. Subject to the provisions of Section 11, the maximum number of shares of Common Stock which may be issued in accordance with the provisions of this Section 2 shall be two hundred sixty one thousand (261,000) shares.

3.	Administration.

(A) The Plan shall be administered by either the Board or, at the option of the Board, a Committee which shall consist of two or more members of the Board, both or all of whom shall be "disinterested persons" within the meaning of Rule 16b-3(c)(2)(i) promulgated under
Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Committee, if appointed, shall be appointed annually by the Board, which may at any time and from time to time remove any member or members of the Committee, with or without cause, appoint additional members to the Committee and fill vacancies, however caused, in the Committee. A majority of the members of the Committee shall constitute a quorum. All determinations of the Committee shall be made by a majority of its members present at a meeting duly called and held. Any decision or determination of the Committee reduced to writing and signed by all of the members of the Committee shall be fully as effective as if it had been made at a meeting duly called and held. The Committee, or if a Committee has not been appointed, the Board, in its capacity as administrator of the Plan, is hereinafter referred to as the "Administrator".

(B) Subject to the express provisions of the Plan, the Administrator shall have complete authority, in its discretion, to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of the respective option agreements or certificates (which need not be identical), to determine the individuals (each a "Participant") to whom and the times and the prices at which Options shall be granted, the periods during which each Option shall be exercisable, the number of shares of the Common Stock to be subject to each Option and whether such Option shall be an incentive stock option or a non-incentive stock option and to make all other determinations necessary or advisable for the administration of the Plan. In making such determinations, the Administrator may take into account the nature of the services rendered by the respective Participants, their present and potential contributions to the success of the Company and the Subsidiaries and such other factors as the Administrator in its discretion shall deem relevant. The Administrator's determination on the matters referred to in this section 3(B) shall be conclusive. Any dispute or disagreement which may arise under or as a result of or with respect to any Option shall be determined by the Administrator, in its sole discretion, and any interpretations by the Administrator of the terms of any Option shall be final, binding and conclusive.

4.	Eligibility.

An Option may be granted only to (1) employees and key consultants of the Company or a Subsidiary, (2) directors of the Company or a Subsidiary who are not employees of the Company or a Subsidiary ("Outside Directors"), and (3) employees and key consultants of a corporation which has been acquired by the Company or a Subsidiary, whether by way of exchange or purchase of stock, purchase of assets, merger or reverse merger, or otherwise, who hold options with respect to the stock of such corporation which the Company has agreed to assume. The foregoing notwithstanding, none of Messrs. Joseph I. Kesselman, Arthur M. Borden, Roger B. Knowles, Lowell A. Kleiman and James S. Segasture shall be eligible to receive Option grants under the Plan.

5.	Option Prices.

(A) Except as otherwise provided in Sections 5(C) and 17 hereof, the initial per share option price of any Option which is an incentive stock option shall not be less than the fair market value of a share of the Common Stock on the date of grant; provided, however, that, in the case of a Participant who owns more than 10% of the total combined voting power of the Common Stock at the time an Option which is an incentive stock option is granted to him, the initial per share option price shall not be less than 110% of the fair market value of a share of the Common Stock on the date of grant.

(B) Except as otherwise provided in Sections 5(C) and 17 hereof, the initial per share option price of any Option which is a non-incentive stock option shall not be less than 85 % of the fair market value of a share of the Common Stock on the date of grant.

(C) The initial per share option price of any Option which is granted to an Outside Director shall be equal to the fair market value of a share of the Common Stock on the date of grant.

(D) For all purposes of this Plan, the fair market value of a share of the Common Stock on any date shall be equal to, if the Common Stock is listed on a national securities exchange or traded on the NASDAQ National Market System, the closing sale price of a share of the Common Stock on such date or, if there is no sale of the Common Stock on such date, the average of the bid and asked prices on such exchange or system at the close of trading on such date or, if the shares of the Common Stock are not listed on a national securities exchange or such system on such date, the last per share sales price of Common Stock on the market or system of the NASD on which the Common Stock is then traded or listed (the "Relevant Market System") during the three business days ending on the date of grant or exercise as reported in the market report for the Relevant Market System or if no sale has been reported for such period, the higher of the (i) closing bid price on the Relevant Market System on the date of grant or exercise or (ii) the average of the closing bid prices on the Relevant Market System for the three business days immediately preceding the date of grant or exercise, in each case as reported in the Market Report for the Relevant Market System or, if the shares of the Common Stock are not traded or listed on a market or system of the NASD, as shall be determined in good faith by the Administrator.

6.	Option Term.

Options shall be granted for such term as the Administrator shall determine, not in excess of ten years from the date of the granting thereof; provided, however, that, except as otherwise provided in Section 17 hereof, in the case of a Participant who owns more than 10% of the total combined voting power of the Common Stock at the time an Option which is an incentive stock option is granted to him, the term with respect to such Option shall not be in excess of five years from the date of the granting thereof; and provided, further, however, that the term of an Option granted to an Outside Director shall be ten years form the date of the granting thereof.

7.	Limitation on Amount of Incentive Stock Options Granted.

Except as otherwise provided in Section 17 hereof, the aggregate fair market value of the shares of the Common Stock for which any Participant may be granted incentive stock options which are exercisable for the first time in any calendar year (whether under the terms of the Plan or any other stock option plan of the Company) shall not exceed $100,000.

8.	Exercise of Options.

(A) Except as otherwise provided in Section 17 hereof and, in the case of an Option granted to an employee or key consultant, except as otherwise determined by the Administrator at the time of the grant thereof, a Participant may (i) during the period commencing on the first anniversary of the date of the granting of an Option to him and ending on the day preceding the second anniversary of such date, exercise such Option with respect to one-third of the shares granted thereby, (ii) during the period commencing on such second anniversary and ending on the day preceding the third anniversary of the date of the granting of such Option, exercise such Option with respect to such number of shares as when added to the number of shares previously purchased under the Option does not exceed two-thirds of the shares granted thereby, and (iii) during the period commencing on such third anniversary, exercise such Option with respect to all of the shares granted thereby.

(B) To the extent exercisable, an Option may be exercised either in whole at any time or in part form time to time.

(C) An Option may be exercised only by a written notice of intent to exercise such Option with respect to a specific number of shares of Common Stock and payment to the Company of the amount of the option price for the number of shares of the Common Stock so specified; provided, however, that all or any portion of such payment may be made in kind by the delivery of shares of the Common Stock having a fair market value on the date of delivery equal to the portion of the option price so paid; provided, further, however, that, subject to the requirements of Regulation T promulgated under the Exchange Act, the Administrator may implement procedures to allow a broker chosen by a Participant to make payment of all or any portion of the option price payable upon the exercise of an Option and receive, on behalf of such Participant, all or any portion of the shares of the Common Stock issuable upon such exercise.

(D) Except in the case of an Option granted to an Outside Director, the Administrator may, in its discretion, permit any Option to be exercised, in whole or in part, prior to the time when it would otherwise be exercisable.

9.	Transferability.

No Option shall be assignable or transferable except by will and/or by the laws of descent and distribution and, during the life of any Participant, each Option granted to him may be exercised only by him.

10.	Termination of Service.

(A) In the event that prior to his 65th birthday, other than by reason of death, a Participant leaves the employ or service of the Company and the Subsidiaries or, in the case of an Outside Director, does not stand for re-election or is not reelected, whether voluntarily or otherwise, each Option theretofore granted to him shall be exercisable to the extent exercisable immediately prior to the date of termination of employment or service (or the date the Director does not stand for reelection or is not reelected) within the period ending the earlier to occur of (i) the expiration of the period of three months after the date of such termination of services or failure to stand for or be reelected a Director and (ii) the date specified in such Option.

(B) In the event a Participant's employment or service (including the service of an Outside Director) with the Company and the Subsidiaries terminates by reason of his death, each Option theretofore granted to him shall become immediately exercisable in full and shall terminate upon the earlier to occur of (i) the expiration of the period of one year after the date of such Participant's death and (ii) the date specified in such Option.

(C) In the event that on or after his 65th birthday, a Participant leaves the employ or service of the Company and the Subsidiaries by reason of his or her disability (as such term is defined in Section 22(e)(3) of the Code) leaves the employ or service of the Company and the Subsidiaries or, in the case of an Outside Director, resigns or does not stand for re-election or is not reelected, each Option theretofore granted to him shall become immediately exercisable in full and shall terminate upon the earlier to occur of (i) the expiration of the period of three months after the date of such termination, resignation or failure to stand for election or to be reelected and (ii) the date specified in such Option.

11.	Adjustment of Number of Shares.

(A) In the event that a dividend shall be declared upon the Common Stock payable in shares of the Common Stock, the number of shares of the Common Stock then subject to any Option and the number of shares of the Common Stock which may be purchased upon the exercise of Options granted under the Plan but not yet covered by an Option shall be adjusted by adding to each share the number of shares which would be distributable thereon if such shares had been outstanding on the date fixed for determining the stockholders entitled to receive such stock dividend. In the event that the outstanding shares of the Common Stock shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation, whether through reorganization, recapitalization, stock split-up, combination of shares, sale of assets, merger or consolidation in which the Company is the surviving corporation, then, there shall be substituted for each share of the Common Stock then subject to any Option and for each share of the Common Stock which may be purchased upon the exercise of Options granted under the Plan but not yet covered by an Option, the number and kind of shares of stock or other securities into which each outstanding share of the Common Stock shall be so changed or for which each such share shall be exchanged.

(B) In the event that there shall be any change, other than as specified in Section 11(A) hereof, in the number or kind of outstanding shares of the Common Stock, or of any stock or other securities into which the Common Stock, shall have been changed, or for which it shall have been exchanged, then, if the Administrator shall, in its sole discretion, determine that such change equitably requires an adjustment in the number or kind of shares then subject to any Option and the number or kind of shares available for issuance in accordance with the provisions of the Plan but not yet covered by an Option, such adjustment shall be made by the Administrator and shall be effective and binding for all purposes of the Plan and of each Option.

(C) In the case or any substitution or adjustment in accordance with the provisions of this Section 11, the option price in each Option for each share covered thereby prior to such substitution or adjustment shall be the option price for all shares of stock or other securities which shall have been substituted for such share or to which such share shall have been adjusted in accordance with the provisions of this Section 11.

(D) No adjustment or substitution provided for in this Section 11 shall require the Company to sell a fractional share under any Option.

(E) In the event of the dissolution or liquidation of the Company, the Board, in its discretion, may accelerate the exercisability of each Option and/or terminate the same within a reasonable time thereafter.

12.	Purchase for Investment, Withholding and Waivers.

(A) Unless the delivery of the shares upon the exercise of an Option by a Participant shall be registered under the Securities Act of 1933, such Participant shall, as a condition of the Company's obligation to deliver such shares, be required to give a representation in writing that he is acquiring such shares for his own account as an investment and not with a view to, or for sale in connection with, the distribution of any thereof.

(B) In the event of the death of a Participant, an additional condition of exercising any Option shall be the delivery to the Company of such tax waivers and other documents as the Administrator shall determine.

(C) An additional condition of exercising any non-incentive stock option shall be the entry by the Participant into such arrangements with the Company with respect to withholding as the Administrator shall determine; provided, however, that such Participant may direct the Company to satisfy all or a portion of such withholding obligation by withholding from the shares of the Common Stock issuable to him on such exercise shares of the Common Stock having a fair market value equal to the portion of the withholding obligation so satisfied.

13.	Declining Market Price.

Except in the case of an Option granted to an Outside Director, in the event the fair market value of the Common Stock declines below the option price set forth in any Option, the Administrator may, subject to the approval of the Board, at any time, adjust, reduce, cancel and re-grant any unexercised Option or take any similar action it deems to be for the benefit of the Participant in light of the declining fair market value of the Common Stock.

14.	No Stockholder Status; No Restrictions on Corporate Acts;
No Employment Right.

(A) Neither any Participant nor his legal representatives, legatees or distributees shall be or be deemed to be the holder of any share of the Common Stock covered by an Option unless and until a certificate for such share has been issued. Upon payment of the purchase price therefore, a share issued upon exercise of an Option shall be fully paid and non-assessable.

(B) Neither the existence of the Plan nor any Option shall in any way affect the right or power of the Company or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or prior preference stock ahead of or affecting the Common Stock or the rights thereof, or dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding whether of a similar character or otherwise.

(C) Neither the existence of the Plan nor the grant of any Option shall require the Company or any Subsidiary to continue any Participant in the employ or service of the Company or such Subsidiary.

15.	Termination and Amendment of the Plan.

(A) The Board may at any time terminate the Plan or make such modifications of the Plan as it shall deem advisable; provided, however, that the Board may not, without further approval of the holders of the shares of the Common Stock, increase the number of shares of the Common Stock as to which Options may be granted under the Plan (as adjusted in accordance with the provisions of Section 11 hereof), or change the class of persons eligible to participate in the Plan, or change the manner of determining the Option prices, or extend the period during which an Option may be granted or exercised. Except as otherwise provided in
Section 16 hereof, no termination or amendment of the Plan may, without the consent of the Participant to whom any Option shall theretofore have been granted, adversely affect the rights of such Participant under such Option.

(B) The provisions of Section 5(C) hereof may not be amended except by the vote of the majority of the members of the Board and by the vote of the majority of the members of the Board who are not Outside Directors, and the provisions of said Section 5(C) shall not be amended more than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974 or the Rules and Regulations thereunder.

16.	Expiration and Termination of the Plan.

The Plan shall terminate on February 10, 2012 or at such earlier time as the Board may determine. Options may be granted under the Plan at any time and from time to time prior to its termination. Any Option outstanding under the Plan at the time of termination of the Plan shall remain in effect until such Option shall have been exercised or shall have expired in accordance with its terms.

17.	Options Granted in Connection With Acquisitions.

The Administrator may determine, in connection with the acquisition by the Company or a Subsidiary of another corporation which will become a Subsidiary or division of the Company (such corporation being hereafter referred to as an "Acquired Subsidiary"), that Options may be granted hereunder to employees and other personnel of an Acquired Subsidiary in exchange for then outstanding options to purchase securities of the Acquired Subsidiary. The Administrator, at its discretion shall determine as to such Options, the option prices, may be exercisable immediately or at any time or times either in whole or in part, and such other provisions not inconsistent with the Plan, or the requirements set forth in
Section 15 hereof that certain amendments to the Plan be approved by the stockholders of the Company.






                                                  Exhibit 99.1
                                                  ------------


                       CERTIFICATION PURSUANT TO
                           18 U.S.C. SS.1350
                        AS ADOPTED PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Helena R. Santos, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scientific Industries, Inc. (the "Registrant");

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 15d-14) for the registrant and I have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of Directors:

    d) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


    e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                     12
5. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




February 13, 2003




By: /s/ Helena R. Santos
    _____________________________________________________________________
    Helena R. Santos, Chief Executive Officer and Chief Financial Officer









































































































                                        13