Form 10QSB
period 2003-03-31
SCIENTIFIC INDUSTRIES INC
filed 2003-05-14
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                        For quarterly period ended MARCH 31, 2003


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2003: 960,541 shares outstanding of the Company's Common Stock, par value, $.05.

Transitional Small Business Disclosure Format (check one):
    Yes [   ]      No [ x ]





                       PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                   ASSETS
                                                  March 31, 2003
                                                  --------------
Current Assets:
  Cash and cash equivalents                           $  201,900
  Investment securities                                  637,700
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                          384,700
  Inventories                                            603,100
  Prepaid expenses and other current assets               39,800
                                                      ----------
                          Total current assets         1,867,200
                                                      ----------
Property and equipment at cost, less accumulated
  depreciation of $378,300                               155,000
                                                      ----------
Other assets and deferred charges:
  Intangible assets, less accumulated amortization
   of $35,700                                             14,800
  Deferred taxes                                         106,600
  Other                                                   68,700
                                                         190,100
                                                      ----------
                                                      $2,212,300
                                                      ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $   76,100
  Accrued expenses                                       157,800

                          Total current liabilities      233,900

Deferred compensation                                     38,300

Shareholders' equity:
  Common stock $.05 par value                             49,000
  Additional paid-in capital                             967,000
  Accumulated other comprehensive loss, unrealized
         holding loss on investment securities        (    3,300)
  Retained earnings                                      979,800
                                                      ----------
                                                       1,992,500
                                                      ----------
  Less common stock held in treasury, at cost             52,400
                                                      ----------
                                                       1,940,100
                                                      ----------
                                                      $2,212,300
                                                      ==========

     See notes to condensed unaudited consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                          For the Three Month      For the Nine Month
                            Periods Ended            Periods Ended
                              March 31,                March 31,

                            2003       2002          2003        2002

Net sales                $  792,600   892,000     $2,476,600  $2,686,000
Cost of goods sold          471,900   540,500      1,469,000   1,609,500
                         ----------   -------     ----------  ----------
Gross profit                320,700   351,500      1,007,600   1,076,500
                         ----------   -------     ----------  ----------
Operating Expenses:
 General and administrative 166,600   219,100        637,400     633,200
 Selling                     63,400    46,700        140,000     130,300
 Research and development    63,100    74,500        207,400     222,300
                         ----------   -------     ----------  ----------
                            293,100   340,300        984,800     985,800
                         ----------   -------     ----------  ----------
Income from operations       27,600    11,200         22,800      90,700
                         ----------   -------     ----------  ----------
Other income (expenses):
 Other                         -         -           ( 6,100)       -
 Interest                     2,600     2,400         13,200      16,000
                         ----------   -------     ----------  ----------
                              2,600     2,400          7,100      16,000
                         ----------   -------     ----------  ----------
Income before income
 taxes                       30,200    13,600         29,900     106,700

Income taxes                  6,400     3,000          6,400      32,000
                        -----------   -------     ----------  ----------
Net income              $    23,800  $ 10,600     $   23,500  $   74,700
                        ===========  ========     ==========  ==========


Net income per common
 share - basic             $    .02     $  .01        $    .02      $ .08

Net income per common
 share - diluted           $    .02     $  .01        $    .02       $ .07




     See notes to condensed unaudited consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          For the Nine Month Periods Ended
                                         March 31, 2003     March 31, 2002
                                         --------------     --------------
Operating activities:
  Net Income                                  $   23,500       $ 74,700
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Gain on sale of investments              (      800)   (     4,400)
     Loss on disposal of assets                    6,400           -
     Depreciation and amortization                48,500         48,100
      Change in assets and liabilities:
         Accounts receivable                  (  108,700)   (   277,900)
         Inventories                              76,000    (    25,600)
         Prepaid expenses and other
          current assets                          23,400         42,200
         Other assets                             25,800          5,500
         Accounts payable                     (    8,300)   (    55,500)
         Accrued expenses                     (   23,400)       106,300
         Deferred compensation                (   21,200)           -
                                         ----------------  -------------
      Total adjustments                           17,700    (   161,300)
                                         ----------------  -------------
       Net cash provided by (used in)
               operating activities               41,200    (    86,600)
                                         ----------------  -------------
Investing activities:
  Purchase of investment securities,
    available for sale                        (  227,000)   (   114,700)
  Purchase of investment securities,
    held to maturity                          (   72,600)   (   310,200)
  Redemptions of investment securities,
    available-for-sale                            80,000        175,300
  Redemptions of investment securities,
    held to maturity                             110,600        156,500
  Capital expenditures                        (   51,900)   (    22,100)
  Proceeds from sale of assets                    31,000            -
  Purchase of intangible assets               (   12,800)   (       700)
                                         ----------------  -------------
       Net cash used in
               investing activities           (  142,700)   (   115,900)
                                         ----------------  -------------
Financing activities;
 exercise of stock options                         6,600         46,100
                                         ----------------  -------------
Net decrease in cash and cash
 equivalents                                  (   94,900)   (   156,400)

Cash and cash equivalents, beginning of year     296,800        275,400
                                         ----------------  -------------
Cash and cash equivalents, end of period       $ 201,900    $   119,000
                                         ================  =============

Supplemental disclosures:

 Cash paid during the period for:
  Income Taxes                                $  29,800     $     6,500


     See notes to condensed unaudited consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. The results for the three and nine months ended March 31, 2003, are not necessarily an indication of the results of the full fiscal year.


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


2.    Inventories:

Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods.
Components of inventory are as follows:

                                March 31, 2003
                                -------------
      Raw Materials             $    498,000
      Work in process                 30,000
      Finished Goods                  75,100
                                -------------
                                $    603,100
                                =============

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (continued)


3.    Net income per Common Share:

Basic net income per Common Share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per Common Share includes the dilutive effect of stock options and a warrant.


      Net income per Common Share was computed as follows:

                             For the Three Month    For the Nine Month
                               Periods Ended          Periods Ended
                                  March 31,              March 31,
                                2003     2002          2003     2002
                             -------------------    ------------------
Net income                  $  23,800  $  10,600  $  23,500 $   74,700
                            ========== =========  ========= ==========
Weighted average common
shares outstanding            957,474    945,296    954,180    924,117

Effect of dilutive
 securities                    32,776     75,063     41,865     89,542
                            ---------- ----------  --------- ---------
Weighted average dilutive
 common shares outstanding    990,250  1,020,359    996,045  1,013,659
                            ========== ==========  ========= ==========
Net income per common
 share - basic              $   .02    $   .01     $   .02   $    .08
                            =======    =======     =======   ========
Net income per common
 share - diluted            $   .02    $   .01     $   .02   $    .07
                            =======    =======     =======   ========

In addition to the shares subject to options which were included in determining the diluted earnings per share, there were outstanding unexercised employee stock options as of March 31, 2003 to purchase 56,000 shares of the Company's Common Stock at $1.875 to $2.40 per share, and as of March 31, 2002, to purchase 16,000 shares at $2.40 per share which were not included in the foregoing computation to determine diluted earnings per share, because the options' exercise price was greater than the average market price of the Company's Common Stock during the period.

4.  Comprehensive Income:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income in financial statements. There was no significant difference between net income and comprehensive income for the three and nine month periods ended March 31, 2003 and the three and nine month periods ended March 31, 2002.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

We do not undertake any obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

The Company's working capital as of March 31, 2003, increased $101,900 to $1,633,300 compared to $1,531,400 at June 30, 2002 primarily due to certain long-term investment securities becoming current assets as of March 31, 2003. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank which expires on November 1, 2003, all of which was available as of March 31, 2003, and is to bear interest on amounts advanced thereunder at prime plus 1%. Management believes that the Company will be able to meet its cash flow needs during the 12 months ended March 31, 2004 from its available financial resources which includes its cash and investment securities.

Results of Operations

Financial Overview

Net sales for the three and nine month periods ended March 31, 2003 were $99,400 and $209,400 lower than the corresponding periods of the prior fiscal year. The Company believes that the reduction in sales, which began in the last quarter of Fiscal 2002, was the result of several factors, principally the general economic slowdown which has affected purchasing budgets of end-users of laboratory equipment and the replacement in January 2002 of the Company by a competitor as the supplier of the private label vortex mixer of Fisher Scientific Company, a United States distributor of the Company's products. Sales to the distributor, primarily the Company's Vortex-Genie (registered trademark) 2 Mixer and related accessories, accounted for 36%, 33% and 27%, respectively, of the Company's gross sales for the years ended
June 30, 2001 and June 30, 2002 and the nine months ended March 31, 2003. While the Company expects that the offer by the distributor of its private label vortex mixer in competition with the Company will continue to have an adverse effect on Company's sales, it also expects that the recent inclusion of the Company's Vortex-Genie 2 Mixer in the 2-year catalogue of the U.S.'s second largest distributor of laboratory

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

products, which also offers its own private label vortex mixer, will at least partially offset the impact. A further offset will be the sales derived from the recent product additions to the Vortex-Genie line, namely the Vortex-Genie 1 and Vortex-Genie 2T.

The Company's profitability for the nine month period ended March 31, 2003 (the "Fiscal 2003 Nine Month Period") was negatively impacted by costs of $72,300 incurred with respect to a proxy contest as to the election of Directors and the Company's 2002 Stock Option Plan instituted unsuccessfully by the Company's former Chairman of the Board, Chief Executive Officer and President (the "Former CEO") in connection with the 2002 Annual Meeting of Stockholders.

The Company has significantly reduced its general and administrative expenses as a result of the termination of its compensation obligations to the Former CEO whose employment ended on August 29, 2002, partially offset by increases in the salaries of its new Chief Executive Officer who had been Vice President, Controller and Secretary and its Executive Vice President who had been Vice President Commencing in January 2003, the Company substantially increased its marketing efforts and expenditures under its revised strategy for sales growth with: (i) the employment of a Director of Sales and Marketing;
(ii) the entry into a long-term agreement providing for a material increase in the services of its marketing consultant, who earlier had been a marketing employee of the Company's principal customer and who was elected a Director of the Company at the Annual Meeting of Stockholders in November 2002, and (iii) an expanded promotion and advertising program. No assurance can be given that these efforts and expenditures will result in increased sales and be beneficial to the Company's operating results.



The Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002.

Net sales of $792,600 for the three months ended March 31, 2003, were $99,400 (11.2%) lower than net sales of $892,000 for the three months ended March 31, 2002. The decrease was primarily the result of lower foreign sales in the months of February and March, reflecting a general slow-down in orders from foreign customers which has continued through the date of this Report, coupled with higher-than-usual purchase orders from a few foreign customers during the three month period ended March 31, 2002.

Despite the lower sales and fixed overhead costs, the gross profit percentage for the three months ended March 31, 2003 increased to 40.5%, compared to 39.4% for the three months ended March 31, 2002, principally as a result of a reduction in factory labor personnel.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


General and administrative expenses for the three months ended March 31, 2003 decreased by $52,500 (24.0%) to $166,600 compared to $219,100 for the three months ended March 31, 2002, primarily as a result of (i) the discontinuation of the compensation and benefits provided to the Former CEO, partially offset by both the increases in the salaries of the two executive officers of the Company and (ii) the expenses incurred in the comparable prior fiscal year period under a financial advisor's agreement which expired on March 31, 2002.

Selling expenses for the three months ended March 31, 2003 were $63,400, a 35.8% ($16,700) increase from $46,700 for the three months ended March 31, 2002, primarily the result of the employment in January 2003 of a Director of Sales and Marketing, and the increase in the services and fees of the Company's marketing consultant.

Research and development expenses decreased by $11,400 (15.3%) to $63,100 for the three months ended March 31, 2003 from $74,500 for the comparable period of the prior fiscal year as a result of the reduction of in-house engineering staff and the engagement of a lower cost outside engineering firm.


The Nine Months Ended March 31, 2003 ("Fiscal 2003 Nine Month Period") Compared with the Nine Months Ended March 31, 2002 ("Fiscal 2002 Nine Month Period").

Net sales decreased $209,400 (7.8%) to $2,476,600 for the Fiscal 2003 Nine Month Period compared to $2,686,000 for the Fiscal 2002 Nine Month Period primarily due to lower unit sales of the Vortex-Genie 2 Mixer to domestic distributors resulting from (i) increased competition and
(ii) the discontinuance of the Company as the supplier of the private label vortex mixer for its largest customer, partially offset by an increase in unit sales of the new Vortex-Genie 1 and Vortex-Genie 2T mixers which were introduced at the end of fiscal year 2001.

Despite the lower level of sales and fixed overhead costs, the gross profit of 40.7% for the Fiscal 2003 Nine Month Period exceeded the gross profit of 40.0% for the Fiscal 2002 Nine Month Period, as a result of the reduction in factory labor personnel.

The Company's general and administrative expenses for the Fiscal 2003 Nine Month Period of $637,400 included $72,300 of expenses incurred with respect to the proxy contest referred to under "Financial Overview" above and an increase in legal fees, but benefitted from the discontinuation in August 2002 of the compensation and benefits payable to the Former CEO partially offset by the increase in the salaries of its two remaining executives, including the new Chief Executive Officer who had been Vice President, Controller and Secretary. General and administrative expenses for the Fiscal 2002 Nine Month Period of $633,200 included $56,000 incurred under a financial advisory agreement, which expired on March 31, 2002.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

The expansion of the Company's sales and marketing efforts commencing in January 2003, including the hiring of a Director of Sales and Marketing, and the increase of the services and fees of the Company's marketing consultant, resulted in an increase of $9,700 (7.5%) to $140,000 in selling expenses for the Fiscal 2003 Nine Month Period compared to $130,300 for the comparable period of the prior fiscal year.

Research and development expenses decreased by $14,900 (6.7%) to $207,400 for the Fiscal 2003 Nine Month Period from $222,300 for the comparable period of the prior fiscal year as a result of the reduction of in-house engineering staff and engagement of a lower cost outside engineering firm.

Other income (expenses) of $6,100 for the Fiscal 2003 Nine Month Period reflects the loss suffered upon the termination of a lease of an automobile used by the Former CEO.


ITEM 3. CONTROLS AND PROCEDURES

a. The Company's Chief Executive Officer who is also the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13-a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), (the "1934 Act") as of a date within 90 days of filing this quarterly report (the "Evaluation Date"), and has concluded, based on her evaluation, that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the 1934 Act, and the rules and regulations promulgated thereunder.

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

                                  9
              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


ITEM 2.  CHANGES IN SECURITIES

   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5.  OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Additional Exhibits:

       99.1                Certification pursuant to 18 U.S.C.
                           Section 1350 as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act
                           of 2002.

  (b) Reports on Form 8-K: On January 6, 2003 (amended January 22,
                           2003) the Company filed a current
                           report on Form 8-K with the Commission,
                           containing information under Item 5.






















                                  10




                              SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                              Scientific Industries, Inc.
                              Registrant


                              /s/ Helena R. Santos
                              --------------------
                              Helena R. Santos
                              President, Chief Executive Officer,
                              Treasurer, and Chief Financial Officer

Date: May 14, 2003








                                  11




                      CERTIFICATION PURSUANT TO
                          18 U.S.C. SS.1350
                        AS ADOPTED PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Helena R. Santos, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Scientific Industries, Inc. (the "registrant");

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




May 14, 2003




By: /s/ Helena R. Santos
    --------------------
    Helena R. Santos, Chief Executive Officer and Chief Financial Officer



                                  13



Exhibit 99.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned as Chief Executive Officer and Chief Financial Officer of the Company, does hereby certify that the foregoing Quarterly Report of SCIENTIFIC INDUSTRIES, INC. (the "Company"), on Form 10-QSB for the period ending March 31, 2003 (the "Report"):

  (1) Fully complies with the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934; and

  (2) Fairly presents, in all material respects, the financial condition and result of operations of the Company.


                              /s/ Helena R. Santos
                              --------------------
                              Helena R. Santos
                              Chief Executive Officer and
                              Chief Financial Officer



Date:  May 14, 2003



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.






















                                  14