Form 10KSB
period 2003-06-30
SCIENTIFIC INDUSTRIES INC
filed 2003-09-29
CIK 87802

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-KSB
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934
                    For the fiscal year ended     JUNE 30, 2003


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from_________to__________


              Commission file number 0-6658



                 SCIENTIFIC INDUSTRIES, INC.
           (Name of Small Business Issuer in Its Charter)

       DELAWARE                             04-2217279
(State or Other Jurisdiction of          (I.R.S. Employer
 Incorporation or Organization)           Identification No.)

   70 ORVILLE DRIVE, BOHEMIA, NEW YORK            11716
 (Address of principal executive offices)      (Zip Code)

Issuer's telephone number (631) 567-4700


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

Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year. $3,257,100

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 29, 2003 is $707,200.

The number of shares outstanding of the issuer's common stock, par value $.05 per share ("Common Stock") as of August 29, 2003 is 960,541 shares.


                 DOCUMENTS INCORPORATED BY REFERENCE

None.


Transitional Small Business Disclosure Format (check one):
Yes [   ]        No [ X ]


                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

   Forward Looking Statements. The Company and its representatives may from time to time make written or oral forward-looking statements with respect to the Company's annual or long-term goals, including statements contained in its filings with the Securities and Exchange Commission and in its reports to stockholders.

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

   General.  Scientific Industries, Inc., a Delaware corporation
(the "Company"), formed in 1954, designs, manufactures, and markets a variety of laboratory equipment. The Company's products are generally used for research purposes in research laboratories in or used by universities, hospitals, pharmaceutical companies, clinics, medical device manufacturers and other related industries. The Company's products are generally distributed and marketed through an established network of domestic and foreign laboratory equipment distributors. The Company also markets its products through attendance of industry trade shows, trade publication advertising, brochures and catalogs, independent sales representatives, and its own web site.

   Products.

   Vortex Mixers - The Company's primary product is the Vortex-Genie (registered trademark) 2 Mixer and related accessories. The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds. Sales of the Vortex-Genie 2 Mixer represented approximately 86% of the Company's revenues for the year ended June 30, 2003
("fiscal 2003") as compared with 92% of the Company's revenues for the year ended June 30, 2002 ("fiscal 2002").

   The Company recently introduced products that perform similar functions and complement the Vortex Mixer product line - the Vortex-Genie (registered trademark) 1 Touch Mixer, Vortex-
Genie (registered trademark) 2T Timed Mixer, and Disruptor Genie (trademark) Cell Disruptor. All three products have been well accepted by the Company's distributors and end users.
Although revenues from these products only represented approximately 5% of total revenues in fiscal 2003, which was the second year of their production, such sales were three times the sales from their initial year of introduction. The Company anticipates a further increase in sales of these products in future periods.

   Rotators/Rockers and Incubators - The Company also designs and manufactures the Roto-Shake Genieregistered trademark, which is a patented benchtop multi-purpose rotator/rocker used to rotate and rock a wide variety of containers which are magnetically attached to the unit's magnetized platform. In addition, the Company produces the Enviro-Genie (registered trademark) Refrigerated Incubator and the BioReactor Genie (trademark)
Cell Culture Chamber (introduced during fiscal 2003), which are multi-functional benchtop environmental chambers designed to perform various functions under controlled environmental conditions of temperature. During fiscal 2003, the Company also introduced the Bag Rotator, a product that mixes transfer packs and other sealed bags for the clinical market.

   Product Development. The Company designs and develops substantially all the products it sells. Its personnel formulate plans and concepts for new products and improvements or modifications to existing products. It also engages outside consultants to augment its capabilities in such areas as industrial design. The Company is currently working on the development of several new products, some of which it anticipates will be introduced during fiscal year 2004. The Company assembles its products at its factory using components purchased from various domestic and international sources.

   Marketing. Commencing in January 2003, the Company substantially increased its marketing efforts and expenditures under its revised strategy for sales growth with: (i) the employment of a Director of Sales and Marketing; (ii) the entry into a long-term agreement providing for a substantial increase in the services of its outside marketing consultant, who earlier had been a marketing employee of the Company's principal distributor and who was elected a Director of the Company at the Annual Meeting of Stockholders in November 2002, and (iii) an expanded promotion and advertising program. In addition, the Company engaged several independent sales representatives during fiscal
2003 for marketing and selling certain products.

   Raw Materials. The Company currently manufactures its products from readily available components supplied by various independent contractors, and does not rely on any one supplier, except as to a few components where it is not practicable to have multiple suppliers but alternative suppliers are available.

   Patents, Trademarks, Licenses and Franchises. The Company holds several United States patents relating to existing products.
It licenses one of its patents, a patent on a utilitarian feature of its Vortex-Genie 2 Mixer on a non-exclusive royalty-free basis to Henry Troemner, LLC, ("Troemner"), under a settlement agreement dated December 1, 1999. This license expires on November 2, 2005, the expiration date of the patent. The Company's patent for the TurboMix (trademark), an attachment to the existing Vortex-Genie 2 Mixer, expires in September 2015. Its patent on the Roto-Shake Genie expires in July 2016. During fiscal 2003, the Company applied for a new patent and filed several trademark applications, all of which are currently pending. The Company intends to apply for additional patents and trademarks, when appropriate, for technology, products, and marks which it considers important for the protection of its business. No assurance can be given that any patent or trademark application will result in the issuance of a patent or trademark, or if granted, will provide effective protection.

   The Company has various proprietary marks including Vortex-Genie (REGISTERED TRADEMARK), Disruptor Genie (trademark), MagStir Genie (trademark), BioReactor Genie (trademark), TurboMix (trademark), Roto-Shake Genie (REGISTERED TRADEMARK), Genie (trademark), and Enviro-Genie (TRADEMARK), each of which it considers important to the success of the related product.

   Foreign Sales. The Company's foreign sales to various distributors outside the United States (principally Asia and Europe) accounted for approximately 48.6% of the Company's net sales for fiscal 2003 and 44.0% for fiscal 2002. Such sales are paid in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

   Seasonality. The Company does not consider its business to be seasonal.

   Major Customers.  Sales, predominantly of the Vortex-Genie 2
Mixer, to two of the company's customers, each a major distributor, represented in the aggregate approximately 42% of net sales for fiscal 2003 and 43% for fiscal 2002. The loss of either customer or a material reduction in their purchases, as experienced during fiscal 2003, could have a material adverse effect upon the operating results of the Company. Please refer to the "Risk Factors" section of this report for further discussion and additional information.

   Backlog. The Company's backlog is not significant because the Company's current line of products is comprised of standard catalog items. The typical lead time for order fulfillment is approximately two weeks or less.

   Competition.   Most of the Company's competitors are substantially
larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon price, quality, technical specifications, and product recognition and acceptance.
The Company is a dominant factor in the market for vortex mixers in the United States and is widely recognized in the international vortex mixers market.

   In the general area of laboratory equipment, the Company's major competitors are Troemner, Barnstead/Thermolyne Corporation, a subsidiary of Sybron International, IKA-Werke GmbH & Co. KG, a German company, and Heidolph Instruments GmbH, a German company. Since the Company's products are primarily sold through distributor catalogs, the Company relies heavily on the distributors' decisions as to which products they include in their catalogs.

   Research and Development. In connection with the development of new products, the Company incurred research and development expenses of $292,300 during fiscal 2003 compared to $289,600 during fiscal 2002. The Company expects to continue investing in research and development activities in fiscal year 2004, principally for the purpose of increased product diversification.

   Government and Environmental Regulation. The Company's products and claims with respect thereto have not required approval of the Food and Drug Administration or any other government approval. The Company's manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed, if adopted, federal, state, and local regulations to protect the environment, to establish occupational safety and health standards and to cover other matters.
The Company believes that its operations are in compliance with existing laws and regulations and the cost to comply is not significant to the Company.

   Employees. As of August 29, 2003, the Company employed 22 persons of which 19 were full-time. None of the Company's employees are represented by any unions.

                            RISK FACTORS

   In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, important risk factors are identified below that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to such future periods in any current statements. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.


THE COMPANY OFFERS A LIMITED NUMBER OF PRODUCTS WITH SALES OF ONE PRODUCT ACCOUNTING FOR A SUBSTANTIAL PORTION OF ITS REVENUES

   The Company currently offers for sale a limited number of products, with sales of its Vortex-Genie 2 Mixer and accessories related thereto accounting for approximately 86% of the Company's sales for fiscal 2003 and 92% for fiscal 2002. In the past few years, there have been new entrants into the vortex-mixer market. Their mixers are being aggressively marketed by the same distributors that offer the Company's products. In January 2002, the Company's principal distributor replaced its private label vortex mixer, which the Company had supplied to them for many years, with a competitive mixer. Sales to this distributor accounted for approximately 26.6% and 33.0% of the Company's sales for fiscal 2003 and fiscal 2002, respectively. Although the Company still sells the Vortex-Genie
2 Mixer, which continues to be included in the distributor's catalog, under the Company's own brand, the unit sales to the distributor for fiscal 2003 were lower by 28% from sales for fiscal 2002. The Company expects to reduce the sales price of the Vortex-Genie 2 to the distributor at its request commencing in October 2003. No assurance can be given that the Company will be able to increase or maintain its current level of sales of the Vortex-Genie 2 Mixer or the operating margin derived therefrom.

THE COMPANY'S ABILITY TO GROW AND COMPETE EFFECTIVELY IS IN PART
DEPENDENT ON ITS ABILITY TO DEVELOP AND EFFECTIVELY MARKET NEW
PRODUCTS

  During the past five years, the Company has pursued a program to develop and market new laboratory equipment with a view to increasing its revenues and reducing its dependence on the Vortex-Genie 2 Mixer. Pursuant to the program, the Company first developed and introduced the Roto-Shake Genie rotator/rocker and then the Enviro-Genie refrigerated incubator. During fiscal 2002, the Company began selling three new products which generally target the vortex mixer market - Vortex-Genie 1 Touch Mixer, Vortex-Genie 2T Timed Mixer, and the Disruptor Genie Cell Disruptor.

  Revenues derived from products other than the Vortex-Genie 2 and its accessories amounted to $423,600 and $277,300, respectively, for fiscal 2003 and fiscal 2002. The Company historically has relied primarily on its distributors and their catalogs to market its products. Accordingly, it may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered. The Company has recently expanded and revised its marketing program including hiring a new Director of Sales and Marketing and engaging several independent sales representatives to handle certain products. No assurance can be made that the amounts allocated by the Company for its development and marketing program are sufficient for such purpose, that any particular product will be included in a distributor's catalog or that any significant sales will result from the expanded efforts.


THE COMPANY IS A SMALL PARTICIPANT IN ITS HIGHLY COMPETITIVE INDUSTRY

  Although the Company's principal product, the Vortex-Genie 2 Mixer, has been widely accepted, the Company is an insignificant factor in the highly competitive laboratory products industry. The Company's net sales for fiscal 2003 and fiscal 2002 were $3,257,100 and $3,457,300, respectively. Its principal competitors are substantially larger and have much greater financial, production and marketing resources than the Company.

THE COMPANY'S ABILITY TO COMPETE DEPENDS IN PART ON ITS ABILITY TO SECURE AND MAINTAIN PROPRIETARY RIGHTS TO ITS PRODUCTS

  The Company's ability to compete depends in part on its ability to secure and maintain proprietary rights to its products. The Company holds a design patent expiring in November 2005 on a feature of its Vortex-Genie 2 Mixer,
its principal product.   It holds a patent on an attachment to that product
which expires in September 2015 and on another product which expires in July 2016. During fiscal 2003, the Company applied for an additional patent, and intends to apply for additional patents on new products.

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

  Moreover, there is no assurance that the enforcement by the Company of its patent rights will not result in substantial litigation costs, as it did in fiscal 2000 in the defense of its proprietary claim with respect to its Vortex-Genie 2 Mixer.

THE COMPANY HAS LIMITED MANAGEMENT RESOURCES

  The Company's operations were managed until August 29, 2002 by Mr. Lowell
A. Kleiman, as President and Chief Executive Officer, Ms. Helena Santos, as its Vice President - Engineering. On August 29, 2002, the employment of Mr. Kleiman was discontinued and the Company appointed Ms. Santos as President, Chief Executive Officer and Treasurer to supervise the
Company's operations and administration; and Mr. Nichols as Executive Vice President and Secretary to supervise engineering and product development. No assurance can be given that the change will not have a materially adverse effect on the Company's operations or financial condition.
Any material expansion of the Company's operations could place a significant additional strain on the Company's limited management resources. Furthermore, the loss of either Ms. Santos or Mr. Nichols in the absence of an equally qualified successor could be materially adverse to the Company's results and financial condition.

THE COMMON STOCK OF THE COMPANY IS THINLY TRADED AND IS SUBJECT TO VOLATILITY

  The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. As of August 29, 2003, there were only 960,541 shares of Common Stock of the Company outstanding, of which 315,815 shares are held by the directors and officers of the Company. There have been a number of trading days during fiscal 2003 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

ITEM 2.  DESCRIPTION OF PROPERTY.

   The Company's executive offices and manufacturing facilities comprising approximately 25,000 square feet are located at 70 Orville Drive, Bohemia, New York 11716 and are held pursuant to a lease which expires on December 31, 2004, and provides for a minimum annual rental of $239,800 for the year ending June 30, 2004. The leased facilities are suitable and adequate for such use. In the opinion of management, the property is adequately covered by insurance. See Note 8 to the Financial Statements in
Item 7 for further information about the Company's lease obligations.

ITEM 3.  LEGAL PROCEEDINGS.

   The Company is not a party to any pending legal proceedings. However, a financial advisor employed by the Company pursuant to an engagement letter that was not extended by the Company beyond its expiration date of March 31, 2002 asserted in April 2002 a claim against the Company in the amount of $125,000 for alleged services rendered to the Company that were alleged to be outside the scope of the letter. The Company denies engaging the financial advisor for any services outside the scope of the engagement letter or that any amount is owing to the advisor.
The Company's counsel has advised the Company that based on its review of the engagement letter and the Company's denial, it is unlikely that the financial advisor will prevail if it institutes a legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

   (a) The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2003 and fiscal 2002, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

   For Fiscal Quarter Ended:         Low Bid        High Bid
   09/30/01                           1.30           1.55
   12/31/01                           1.25           2.40
   03/31/02                           1.30           2.40
   06/30/02                           1.20           1.60
   09/30/02                           1.10           1.80
   12/31/02                           1.05           1.50
   03/31/03                           1.05           1.15
   06/30/03       1.05      1.15

     (b) There were, as of August 29, 2003, 872 record holders of the Company's Common Stock.

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

          Overview. Net sales of $3,257,100 for fiscal 2003 were 5.8% lower than fiscal 2002's net sales of $3,457,300. Management believes that sales for the 2003 fiscal year were negatively affected by increased competition experienced in sales of mixers that compete with the Vortex-Genie 2 Mixer, and general economic conditions, including continuing weakness in European markets. We have been negatively affected by the decision, in January 2002, of our principal distributor, which is the leading distributor of U.S. laboratory equipment, to replace its private label vortex mixer with a competitive unit. Sales to this distributor, primarily the Company's Vortex-Genie 2 Mixer and related accessories, accounted for 26.6% and 33.0%, respectively, of the Company's net sales for fiscal 2003 and fiscal 2002. While Management believes that the offer by the distributor of its private label vortex mixer in competition with the Company's Vortex-Genie 2 Mixer, coupled with a reduction in the unit selling price commencing in October 2003, will continue to negatively impact the Company's sales, Management also believes that sales of the Company's mixer to the second largest U.S. laboratory equipment distributor will increase because of the recent inclusion of our products in its new catalog. The Company also expects to effect increased sales through increasing sales of its recent product additions to the vortex mixer line, namely the Vortex-Genie 1, Vortex-Genie 2T and Disruptor
Genie, and increased promotion and advertising.

          The Company's profitability for fiscal 2003 was negatively impacted by the lower sales and $72,400 incurred with respect to a proxy contest as to the election of Directors and the Company's 2002 Stock Option Plan instituted unsuccessfully by the Company's former Chairman of the Board, Chief Executive Officer and President (the "Former CEO") in connection with the 2002 Annual Meeting of Stockholders. However, the Company benefitted from lower g eneral and administrative expenses as a result of the termination of its compensation and benefit obligations to the Former CEO whose employment ended on August 29,2002, partially offset by increases in the salaries of its new Chief Executive Officer who had been Vice President, Controller and Secretary and its Executive Vice President who had been Vice President - Engineering.

          The Company's selling expenses increased in fiscal 2003 because as of January 2003, the Company substantially increased its marketing efforts and expenditures under its revised strategy for sales growth with: (i) the employment of a Director of Sales and Marketing; (ii) the entry into a long-term agreement providing for a material increase in the services of its marketing consultant, who earlier had been a marketing employee of the Company's principal distributor and who was elected a Director of the Company at the Annual Meeting of Stockholders in November 2002, and (iii) an expanded promotion and advertising program. The Company believes that this additional expenditure and commitment will prove beneficial.

          Results of Operations.   Net sales for fiscal 2003 were
$3,257,100, a decrease of $200,200 (5.8%) compared to net sales of $3,457,300 for fiscal 2002. As previously discussed, the lower sales were mostly due to lower unit sales of the Vortex-Genie 2 Mixer as a result of competition from a private label mixer offered by the Company's largest customer and general economic conditions. However, the decrease in Vortex-Genie 2 sales was partially offset by an increase in sales from other products. Sales (excluding accessories) of new products, principally the Roto-Shake Genie, Enviro-Genie, Disruptor Genie, Vortex-Genie 2T, and Vortex-Genie 1, increased 52.3% to $423,600 for fiscal 2003 compared to $277,300 for fiscal 2002. The gross profit percentage for fiscal 2003 of 41.2% exceeded the gross profit percentage of 40.8% for fiscal 2002, mostly as a result of a reduction in factory labor personnel, which did not affect productivity.

          General and administrative ("G&A") expenses were $791,700 for fiscal 2003, a decrease of $63,200 (7.4%) compared to $854,900 in fiscal 2002 mostly as a result of the discontinuation in August 2002 of the compensation and benefits paid to the Former CEO, partially offset by $72,400 of expenses incurred with respect to the proxy contest previously discussed in this report. Fiscal 2002's G&A expenses reflected $62,900 in advisory fees incurred under a financial advisory agreement, which expired March 31, 2002.

          Selling expenses for fiscal 2003 increased $37,600 (21.1%) to $216,000 compared to $178,400 for fiscal 2002 as a result of the Company's expansion of its sales and marketing efforts. During fiscal 2003, the Company hired a Director of Sales and Marketing and significantly increased the services of its outside marketing consultant as well as its promotional and advertising activity.

          Research and development expenses for fiscal 2003 were $292,300 compared to $289,600 for fiscal 2002. The small increase, despite increased development efforts, was the result of the reduction of in-house engineering personnel and engagement of a lower cost outside engineering firm.

          The Company reflected an income tax benefit of $11,500 for fiscal 2003 compared to income tax expense of $28,300 for fiscal 2002, mainly as a result of the recognition of tax credits.

          Liquidity and Capital Resources. The Company's cash and cash equivalents, and short-term investments increased from $778,700 at the end of fiscal 2002 to $803,000 at the end of fiscal 2003.
The Company's working capital increased $143,600 to $1,675,000 from $1,531,400. The increase in working capital was mostly due to certain long-term investments becoming current assets during the current year. Accounts receivable were higher as of the end of fiscal 2003 compared to fiscal 2002 due to the higher sales for the last month of fiscal 2003 than for June 2002. The reduction in inventories as of the end of fiscal 2003 compared to fiscal 2002 was the result of lower work in process and finished goods balances.

          The Company has available a secured bank line of credit of $200,000 with North Fork Bank which expires on November 1, 2003 and carries interest at prime plus 1%. The Company will seek to extend the credit line which has never been utilized.

Management believes that it will be able to meet its cash flow requirements during the next fiscal year from its available financial resources which are anticipated to include future cash generated from operations, its cash and cash equivalents and investments, and if required, the credit line.

          Capital Expenditures. During fiscal 2003, the Company did not incur any material capital expenditures. The Company does not expect to incur in the normal course of business any material capital expenditures during fiscal 2004. It is anticipated, as in past fiscal years, that capital expenditures, if any, will be funded from the Company's operations or available working capital.

ITEM 7.     FINANCIAL STATEMENTS.

          The Financial Statements required by this item are attached hereto on pages F1-F18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

          The Company has five Directors. The Directors of the Company are elected to two-year staggered terms. The terms of the Directors currently expire at the annual meeting of stockholders of the Company to be held as follows: the next annual meeting which will follow the fiscal year ended June 30, 2003 as to two Directors (Messrs. Borden and Segasture, Class A), the annual meeting which follows fiscal year ending June 30, 2004 as to one Director (Mr. Kesselman, Class B), and the annual meeting which follows fiscal year ending June 30, 2005 as two Directors (Messrs. Cremonese and Knowles, Class C).
Mr. Kesselman is Chairman of the Board. The name, principal occupation for the last five years, selected biographical information and period of service as a director of the Company of each Director are set forth in this section.

          Arthur M. Borden, Esq. (age 83), a Director since 1974, has been counsel to the law firm of Katen Muchin Zavis Rosenman (formerly Rosenman & Colin) during the past five years.

          Joseph G. Cremonese (age 68), a director since November 2002, has been a marketing consultant to the Company since 1996, with his marketing consulting duties substantially increased as of January 2003 under a new two-year agreement with the Company. Mr. Cremonese has been since 1991, President of Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies engaged in the production and sale of products for science and biotechnology. Since March 2003, Mr. Cremonese has been a director and consultant of Proteomics, Inc., a producer of recombinant proteins for medical research. Mr. Cremonese had been, prior to 1991, employed by Fisher Scientific (the Company's largest customer).

          Joseph I. Kesselman (age 77), a Director since 1961 and
Chairman of the Board since August 29, 2002, is a consultant to various corporations, and a director of Nuclear and Environmental Protection Inc., Perrot Duval Holding S.A. (A Swiss public company),
Hopare Holding, S.A. (A Swiss company), and Infranor Inc., a developer and manufacturer of servo systems.

          Roger B. Knowles (age 77), a Director since 1965, is retired and during the past five years has been involved in liquidating various real estate and manufacturing concerns.

          James S. Segasture (age 67), a Director since 1991, has been a private investor since February 1990.

BOARD COMMITTEES

     During the year, the Board of Directors appointed Messrs. Joseph I. Kesselman and James S. Segasture as the sole members of the Company's Stock Option Committee to serve at the discretion of the Board and to administer the Company's 2002 Stock Option Plan.

     The Company does not currently have any other committees.

EXECUTIVE OFFICERS

          On August 29, 2002, after the failure of the Company and Mr. Lowell A. Kleiman to negotiate an extension of his employment agreement which expired on June 30, 2002, the employment of Mr. Kleiman was discontinued and the Company appointed two executive officers, Helena R. Santos as President, Chief Executive Officer and
Treasurer to supervise operations and administration, and Robert P. Nichols as Executive Vice President and Secretary to supervise product development and engineering.

          Helena R. Santos, CPA (age 39) has been employed by the
Company since 1994, and served, prior to her appointment to her current offices, as Vice President, Controller from 1997 and Secretary from May 2001. Prior to joining the Company, she was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

          Robert P. Nichols (age 42) has been employed by the Company since February 1998, and served, prior to his recent appointments,
as Vice President, Engineering from May 2001.   Prior to joining the
Company, he was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          The Company believes that, for the year ended June 30, 2003, all filing requirements of Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and 10% stockholders were complied with timely.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table summarizes all compensation paid by the Company to its then Chief Executive Officer and President with respect to each of the three fiscal years ended June 30, 2003. No other executive officer earned in excess of $100,000 in any of such fiscal periods.

                            SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                                       All Other
                                                       Compen-
Name                   Year      Salary       Bonus    sation

Helena R. Santos        2003   $  76,000     $   -    $    -
Lowell A. Kleiman (1)   2003   $  53,300     $   -    $ 19,500(2)
Lowell A. Kleiman       2002   $ 160,000     $   -    $    -
Lowell A. Kleiman       2001   $ 160,000     $   -    $    -

(1) Mr. Kleiman's employment terminated on August 29, 2002 at which time Ms. Santos was appointed Chief Executive Officer and President.

(2) Represents accrued benefits paid to Mr. Kleiman upon his termination.

                  OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants

                    Number of    % of Total
                    Securities   Options
                    Underlying   Granted to
                    Options      Employees in  Exercise     Expiration
Name                Granted (#)  Fiscal Year   Price ($/Sh) Date
-----------------   -----------  ------------  -----------  ---------
Robert P. Nichols   5,000          71             1.25      10/20/12


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                       Number of
                Shares of              Securities     Value of
                Common                 Underlying     Unexercised
                 Stock                 Unexercised    in-the-money
                 Acquired              Options        Options
                 On          Value     at FY-End (#)  at FY-End ($)
                 Exercise    Realized  Exercisable/   Exercisable/
Name             (#)         ($) (1)   Unexercisable  Unexercisable (1)
---------------- ---------  ---------  -------------  -----------------
Helena R. Santos   1,000     300          24,000/0        1,100/0

(1) Calculated by multiplying the number of shares of Common Stock subject to options by the difference between the market price and exercise price, per share, on June 30, 2003. Of the 24,000 unexercised options, only 9,000 options were in-the-money at June 30, 2003.

Employment Agreements

          Ms. Helena R. Santos and Mr. Robert P. Nichols are employed by the Company pursuant to two-year employment contracts commencing January 2003. Each employment contract provides for the individual's full time employment as a senior executive with the Company for the period ending December 31, 2004. The agreements provide for a base salary through December 31, 2003 at the per annum rate of $100,000 and $95,000, respectively, with the base salary for the following year to be determined by the Board of Directors but to be not less than the prior year's base salary and for annual bonuses which may be paid with respect to their performance to be at the discretion of the Board of Directors. Each agreement contains non-competition and confidentiality covenants.

DIRECTORS' COMPENSATION

          The Company currently pays each non-employee Director a quarterly retainer of $750 and a fee of $500 for each meeting attended, plus reimbursement for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. The Company also agreed that commencing March 2003, it would pay its Chairman of the Board, Mr. Joseph I. Kesselman, a monthly fee of $500 for his services in such capacity in addition to the quarterly fee. During fiscal 2003, the Company paid fees in the aggregate amount of $36,100 to non-employee Directors.

          On February 11, 1992, before the adoption of the Company's 1992 Stock Option Plan ("1992 Plan"), the Company issued to each of its four non-employee directors, Messrs. Arthur M. Borden, Joseph I.
Kesselman, Roger B. Knowles and James S. Segasture, ten year non-qualified options to purchase, at a price of $0.35 per share, 12,000 shares of Common Stock, which were exercisable in three annual installments. All 48,000 options were exercised by the directors prior to June 30, 2003.

          The Company's 1992 Stock Option Plan ("1992 Plan") authorized the grant of options to purchase 3,000 shares of Common Stock at the then fair market value to each non-employee director who was on the Board of Directors on the first business day of each March, in 1993, 1994, 1995, and 1996. In addition, in December 1997, the Board of Directors approved annual grants under the 1992 Plan beginning in December 1997 of options to purchase 4,000 shares of Common Stock for each non-employee director exercisable at the fair market value on the date of grant. Accordingly, as of June 30, 2003, the Company had granted under the 1992 Plan in the aggregate to the foregoing four non-employee Directors options to purchase 128,000 shares of Common Stock, or options to purchase 32,000 shares of Common Stock for each. The fair market value per share of Common Stock on the dates of grant ranged from $0.50 for options granted in 1993 to $2.40 in 2002. All options were immediately exercisable, except for 834 shares each (an aggregate of 3,336 shares) under the options granted on December 31, 2000 which became available and exercisable on July 1, 2001. As of June 30, 2003, options with respect to 88,000 shares had been exercised by the Directors of which 40,000 were under the 1992 Plan.

          Under the Company's 2002 Stock Option Plan ("2002 Plan"), which was approved by the Company's stockholders at the 2002 Annual Meeting of Stockholders, none of current directors, except for Mr. Joseph G. Cremonese who became a newly elected Director at the 2002 Annual Meeting, are eligible to receive option grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth, as of year end, the number of shares of Common Stock beneficially owned by (i) the persons known to the Company to be the owners of more than 5% of the Common Stock,
(ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Unless otherwise indicated below, the address for each director and executive officer is c/o Scientific Industries, Inc., 70
Orville Drive, Bohemia, New York 11716.

                      Amount and
Name                  Nature of Beneficial Ownership    % of Class
-----------------     ------------------------------    ----------

Lowell A. Kleiman               139,581                       14.5%
16 Walnut Street
Glen Head, NY 11545

Arthur M. Borden                 62,540 (1)                    6.3%
Joseph G. Cremonese               5,000 (2)                     .5%
Joseph I. Kesselman              63,520 (3)                    6.4%
Roger B. Knowles                 91,705 (4)                    9.3%
James S. Segasture              177,250 (5)                   18.4%
Robert P. Nichols                27,800 (6)                    2.8%
Helena R. Santos                 25,000 (7)                    2.5%

All directors and  executive
officers as a group (7 persons) 452,815 (8)                   41.3%

(1)  Includes 26,000 shares issuable upon exercise of options.
(2)  Owned jointly with his wife.
(3) Includes 29,000 shares issuable upon exercise of options and 735 shares of Common Stock owned jointly with his wife.
(4) Includes 44,158 shares owned by his wife, and 1,337 shares owned by a trust of which he is a trustee, beneficial ownership of which is disclaimed by him.
(5) Includes 4,000 shares issuable upon exercise of options, and 493 shares owned by his wife.
(6)  Includes 25,000 shares issuable upon exercise of options.
(7)  Includes 24,000 shares issuable upon exercise of options.
(8)  Includes 137,000 shares issuable upon exercise of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          In January 2003, the Company entered into a consulting agreement with Mr. Joseph G. Cremonese, who was elected a Class C Director at the Annual Meeting of Stockholders in 2002 and has
 been providing the Company with consulting services as an independent marketing consultant for approximately seven years.
The consulting agreement provides that Mr. Cremonese and his affiliate, Laboratory Innovation Company, Ltd. will, at the request of the Company, render for the period January 1, 2003 through December 31, 2004 marketing consulting services of at least 80, but not more than 96, days per year at the rate of $450 per day with a monthly cap of $3,000, with the Company's obligation reduced to the extent the consulting services are less than 80 days for the 12 month period. The agreement contains confidentiality and non-competition covenants. During fiscal 2003, the Company paid Mr. Cremonese an aggregate of $25,300 for his consulting services to the company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

          The exhibits to this report are listed in the Exhibit
Index at the end of this report.

(b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the last quarter of fiscal 2003 covered by this report with the Commission.

                             SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SCIENTIFIC INDUSTRIES, INC.
                    (Registrant)

                    /s/ Helena R. Santos
                    --------------------
                    Helena R. Santos
                    President, Chief Executive Officer and Treasurer Principal Executive, Financial and Accounting
                    Officer





Date:  September 29, 2003

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                         Date
--------------------          -------------------      ------------------

/s/ Arthur M. Borden          Director                 September 26, 2003
Arthur M. Borden

/s/ Joseph G. Cremonese       Director                 September 26, 2003
Joseph G. Cremonese

/s/ Joseph I. Kesselman       Director (Chairman)      September 26, 2003
Joseph I. Kesselman

/s/ Roger B. Knowles          Director                 September 26, 2003
Roger B. Knowles

/s/ James S. Segasture        Director                 September 26, 2003
James S. Segasture

                            EXHIBIT INDEX

           Exhibit Number     Description

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

     3(c)      By-Laws of the Company, as restated and amended.
               (Filed as Exhibit 3(ii) to the Company's Current Report Form 8-K filed on January 6, 2003) and incorporated by reference thereto.

     4         Instruments defining the rights of security holders:

     4(a) 2002 Stock Option Plan (Filed as Exhibit 99-1 to the Company's Current Report on Form 8-K filed on November 25, 2002 and incorporated by reference thereto.

     10        Material Contracts:



     10(a) Letter of Intent to exercise 5-year option under the Company's lease for its offices and manufacturing facilities. (Filed as Exhibit 10 to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated by reference thereto).

     10(b) Employment Agreement dated January 1, 2003, by and between the Company and Ms. Santos (Filed as Exhibit 10(a) to the Company's Current Report on Form 8-K filed on January 22, 2003, and incorporated by reference thereto).

     10(c) Employment Agreeement dated January 1, 2003, by and between the Company and Mr. Nichols.

     10(d) Employment Agreement dated June 23, 2000, by and between the Company and Mr. Kleiman, as amended. (Filed as Exhibit 10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 and incorporated by reference thereto).

     10(e) Consulting Agreement dated January 1, 2003 by and between the Company and Mr. Cremonese and his affiliate, Laboratory Innovation Company, Ltd., (Filed as Exhibit 10(b) to the Company's Current Report on Form 8-K filed on January 6, 2003, and incorporated by reference thereto).

     21        Subsidiaries of the Registrant

               Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned inactive subsidiary of the Company.

     31.1      Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 302 of
               Sarbanes-Oxley Act of 2002.

     32.1	   Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 906 of
               Sarbanes-Oxley Act of 2002.

  Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Scientific Industries, Inc. and subsidiary
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiary as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United
States of America.





/s/ Nussbaum Yates & Wolpow, P.C.
_________________________________
Nussbaum Yates & Wolpow, P.C.
Melville, New York

August 27, 2003

                 SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2003 and 2002

	                            ASSETS



				                    2003     	     2002

Current assets:
  Cash and cash equivalents		    $   107,600	$   296,800
 Investment securities				  695,400	    481,900
  Trade accounts receivable, less
   allowance for doubtful
   accounts of $7,400 in 2003 and 2002	  409,600	    276,000
  Inventories 					  582,200	    679,100
 Prepaid expenses and other current assets  64,600	     63,200
                                          ---------     ---------
		Total current assets		1,859,400	  1,797,000

Investment securities				   -    	     51,900

Property and equipment, net 		        152,500	    182,900

Deferred taxes					  113,600	    106,600

Intangible assets, less accumulated
 amortization of  $36,800 and $31,200
 in 2003 and 2002					   15,500	      6,500

Other 		      		         75,400	     94,500
                                         ----------    ----------
   Total assets				     $2,216,400	 $2,239,400
                                         ==========    ==========

			LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable			     $   58,100	 $   84,400
  Accrued expenses				  126,300	    181,200
                                         ----------    ----------
            Total current liabilities       184,400	    265,600
                                         ----------    ----------
Deferred compensation				   43,800	     59,500
                                         ----------    ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.05 par value;
   authorized 7,000,000 shares;
   issued 980,343 and 970,343 shares
   in 2003 and 2002	                     49,000	     48,500
  Additional paid-in capital			  971,200	    960,900
  Accumulated other comprehensive
   income, unrealized holding gain on
   investment securities	                  300	      1,000
  Retained earnings				1,020,100	    956,300
                                         ----------     ---------
							2,040,600	  1,966,700
  Less common stock held in treasury,
   at cost, 19,802 shares	               52,400	     52,400
                                         ----------     ---------
  Total shareholders' equity		      1,988,200	  1,914,300
                                         ----------     ---------
    Total liabilities and
     shareholders' equity	           $2,216,400	 $2,239,400
                                         ==========    ==========

        See notes to consolidated financial statements

                SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                    CONSOLIDATED STATEMENS OF INCOME
                   YEARS ENDED JUNE 30, 2003 and 2002

							 2003     	      2002

Net sales					     $3,257,100	 $3,457,300

Cost of sales					1,914,500	  2,048,100
                                         ----------    ----------
Gross profit					1,342,600	  1,409,200
                                         ----------    ----------
Operating expenses:
  General and administrative		        791,700	    854,900
  Selling						  216,000	    178,400
  Research and development		        292,300       289,600
	                                   ----------    ----------
							1,300,000	  1,322,900
	                                   ----------    ----------
Income from operations	 		         42,600	     86,300
                                         ----------    ----------
Other income (expense):
  Interest income					   15,100	     14,500
  Other income (expense), net		   (      5,400)	      4,700
                                        -----------    ----------
							    9,700	     19,200
                                        -----------    ----------
Income before income tax
  expense (benefit)	                     52,300       105,500
                                        -----------    ----------
Income tax expense (benefit):
  Current				         (      4,500)	     33,300
  Deferred				         (      7,000)	(     5,000)
                                        -----------    ----------
						   (     11,500)	     28,300
	                                  -----------    ----------
Net income					   $     63,800	$    77,200
                                        ===========    ==========
Net income per common share - basic	   $        .07	$       .08
                                        ===========    ==========
Net income per common share - diluted  $        .06	$       .08
		                            ===========    ==========

          See notes to consolidated financial statements

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED JUNE 30, 2003 AND 2002


                                                          Accumulated
                            Common Stock     Additional   Other
                            --------------   Paid-in      Comprehensive
                            Shares  Amount   Capital      Income (Loss)
                            ------ -------   ----------   -------------

Balance, July 1, 2001     915,342  $45,800   $ 912,500     ($   5,000)
                                                           ------------
Net income                   -        -           -              -

Other comprehensive gain:
 Unrealized holding gain
  arising during period       -       -           -             6,000

Comprehensive income          -       -           -              -

Exercise of stock options   55,000   2,700      43,400           -

Exercise of stock warrant        1    -           -              -

Income tax benefit of
 stock options exercised      -       -          5,000           -
                          -------- -------    --------     -----------
Balance, June 30, 2002     970,343  48,500     960,900          1,000

Net income                    -       -           -              -

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -       -           -          (    700)

Comprehensive income          -       -           -              -

Exercise of stock options   10,000     500       6,100           -

Income tax benefit of
 stock options exercised      -       -          4,200           -
                          -------- -------    --------     -----------
Balance, June 30, 2003     980,343 $49,000    $971,200      $     300
                          ======== =======    ========     ===========

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
             YEARS ENDED JUNE 30, 2003 AND 2002

                                                          Total
                          Retained      Treasury Stock    Shareholders'
                          Earnings      Shares  Amount    Equity
                          --------      ------  ------    -------------

Balance, July 1, 2001     $879,100      19,802  $52,400   $  1,780,000
                                                          -------------
Net income                  77,200        -       -             77,200

Other comprehensive gain:
 Unrealized holding gain
  arising during period       -           -       -              6,000
                                                          -------------
Comprehensive income          -           -       -             83,200
                                                          -------------
Exercise of stock options     -           -       -             46,100

Exercise of stock warrant     -           -       -               -

Income tax benefit of stock
 options exercised            -           -       -              5,000
                          --------     ------- -------    -------------
Balance, June 30, 2002     956,300      19,802  52,400       1,914,300
                                                          -------------
Net income                  63,800        -       -             63,800

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -           -       -       (        700)
                                                          -------------
Comprehensive income          -           -       -             63,100
                                                          -------------
Exercise of stock options     -           -       -              6,600

Income tax benefit of stock
 options exercised            -           -       -              4,200
                        ----------     ------- -------    -------------
Balance, June 30, 2003  $1,020,100      19,802 $52,400     $ 1,988,200
                        ==========     ======= =======    =============

           See notes to consolidated financial statements

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JUNE 30, 2003 AND 2002


   						          2003    	    2002

 Operating activities:
  Net income					$  63,800	      $  77,200
                                          ---------         ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Gain on sale of investments	    (       800)	    (     4,400)
     Loss on disposal of property and
      equipment	                            6,400	           -
     Depreciation and amortization	         65,400	         65,300
     Deferred income taxes		    (     7,000)	    (     5,000)
     Income tax benefit of stock
      options exercised	                      4,200	          5,000
     Changes in assets and liabilities:
	 Trade accounts receivable	    (   133,600)	         24,400
	 Inventories			         96,900	    (   102,700)
	 Prepaid expenses and other
        current assets	               (      1,400)	          8,500
	 Other assets				   19,100	         56,400
	 Accounts payable		          (    26,300)	    (    68,100)
	 Accrued expenses		          (    54,900)	         92,400
	 Deferred compensation	          (    15,700)	    (    14,500)
		                             ----------        ----------
		Total adjustments		    (    47,700)	         57,300
		                             ----------        ----------
		Net cash provided by
             operating activities	         16,100	        134,500
		                             ----------        ----------
Investing activities:
  Purchase of investment securities,
   available for sale	                 (  241,500)	    (  138,300)
  Purchase of investment securities,
   held to maturity	                 (  113,700)	    (  308,200)
  Redemption of investment securities,
   available for sale	                     80,000	       156,500
  Redemption of investment securities,
   held to maturity	                    110,600	       175,000
  Capital expenditures			    (    63,800)	    (   43,600)
  Proceeds from sale of property
   and equipment	                           31,000	          -
  Purchase of intangible assets	    (    14,500)	    (      600)
		                             ----------        ---------
		Net cash used in investing
             activities	                (   211,900)	    (  159,200)
		                             ----------        ---------
Financing activities,
  proceeds from exercise of stock
   options	                                  6,600	        46,100
		                             ----------        ---------
Net increase (decrease) in cash and
 cash equivalents	                       (  189,200)	        21,400

Cash and cash equivalents,
 beginning of year	                    296,800	       275,400
		                             ----------        ---------
Cash and cash equivalents, end of year	$ 107,600	     $ 296,800
		                             ==========        =========

Supplemental disclosures of cash flow information:

  Cash paid for income taxes		      $  29,800	    $    6,500
                                          =========       ==========

          See notes to consolidated financial statements

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED JUNE 30, 2003 AND 2002

1.	Summary of Significant Accounting Policies

	Principles of Consolidation

	The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc. and Scientific Packaging Industries, Inc., its inactive wholly-owned subsidiary (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

	Revenue Recognition

	Sales are recorded when the goods are shipped to customers and title passes.

	Cash and Cash Equivalents

	The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

	Accounts Receivable

	In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibility.
A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers.
The Company has recorded allowances for receivables which it considered uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company's customers was to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required. The Company actively manages its accounts receivable to minimize credit risk. The Company does not obtain collateral for its accounts receivable.

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

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002

1.	Summary of Significant Accounting Policies (Continued)

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

	Intangible Assets

	Intangible assets consist of patents and trademarks being amortized on a straight-line basis over five years. Amortization expense of intangible assets for the years ended June 30, 2003 and 2002 was $6,000. Estimated future annual amortization expense is expected to be similar.

	Asset Impairment

	The Company reviews its long-lived assets annually to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.
Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

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

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002



1.	Summary of Significant Accounting Policies (Continued)

	Stock Compensation Plan

	During the year ended June 30, 2003, the Company established a new ten-year stock option plan (the "2002 Plan") which provides for the future grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus to the extent that options previously granted under the 1992
Stock Option Plan of the Company (the "Prior Plan") expire or terminate for any reason without having been exercised, then options exercisable for that same number of shares of Common Stock, up to a maximum of one hundred sixty thousand (161,000) shares, may be granted pursuant to the 2002 Plan. The 2002 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2002 Plan. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The 2002 Plan also stipulates that none of Messrs. Joseph I. Kesselman, Arthur M. Borden, Roger B. Knowles, Lowell A. Kleiman and James S. Segasture shall be eligible to receive option grants under the 2002 Plan. However the Prior Plan provided that each non-employee member of the Board of Directors be granted, annually commencing March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of Common Stock at the fair market value on the date of grant and commencing annually in December 1997, for as long a director, a ten-year option to purchase 4,000 shares of Common Stock at the fair market value on the date of grant. No options have been granted to directors of the Company since December 2001. The options expire at various dates through October 2012. At June 30, 2003,
93,000 shares of Common Stock were available for grant under the 2002 Plan plus 15,000 shares which expired under the Prior Plan.

	The Company has elected to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for options granted under fixed plans when the option price is not less than the fair market value of the underlying common stock on the date of grant.
Pro forma information regarding net income and earnings per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 2003 and 2002, respectively:

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002



1.	Summary of Significant Accounting Policies (Continued)

	Stock Compensation Plan (Continued)


							2003    	    2002

	  Expected life (in years)		 10	           10
	  Risk-free interest rate		4.39%	          5.54%
	  Expected volatility			35.74%	   36.68%
	  Dividend yield				 0.00%	    0.00%

	Under the above model, the total value of stock options granted in 2003 and 2002 was $4,800 and $22,600 respectively, which would be amortized ratably on a pro forma basis over the related vesting periods of three years. Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

							2003    	    2002

	Net income:
	As reported				    $63,800	        $77,200
	Pro forma				    $63,000	        $49,600

	Basic earnings per share:
	As reported				    $   .07	        $   .08
	Pro forma				    $   .07	        $   .05

	Diluted earnings per share:
	As reported				    $   .06	        $   .08
	Pro forma				    $   .06	        $   .05

	Stock-based employee compensation cost,
	 net of related tax effects, included
       in the determination of net income
       as reported	                $   -0-	        $   -0-

	The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002

1.	Summary of Significant Accounting Policies (Continued)

	Use of Estimates

	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most difficult and subjective judgments include the assessment of recoverability of long-term assets and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ materially from management's estimates.

	Net Income Per Common Share

	Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options and warrants.

	Recent Accounting Pronouncements

	Recent accounting pronouncements not reflected herein do not have a material effect on the Company's financial statements.


2.	Line of Business and Concentrations

	The Company is engaged in the manufacturing and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that it has only one reportable segment. Approximately 86% in 2003 and 92% in 2002 of sales are generated from the Vortex-Genie (registered trademark) 2 mixer and related accessories.

	Certain information relating to the Company's export sales and principal customers is as follows:

							2003     	      2002

	Export sales (principally
       Europe and Asia)		        $1,583,700	  $1,522,900

	Customers in excess of 10% of
       net sales:
	  Largest in 2003 and 2002	     867,000	   1,141,100
	  Second largest in 2003 and 2002  488,600	     337,100

      Accounts receivable from these two customers amounted to approximately 39% and 37% of total accounts receivable at June 30, 2003 and 2002.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002



3.		Investment Securities

	Details as to investment securities are as follows:

						Gross Cost or 		Unrealized
						 Amortized	    Fair  	Holding Gain
						   Cost         Value      (Loss)

	At June 30, 2003:

	  Available for sale:
	   Equity securities		$  20,700	 $  18,800	  ($1,900)
	   Mutual funds			  511,000	   513,200	    2,200
					      ---------    ---------    --------
						 $531,700	  $532,000     $  300
                                    =========    =========    ========
	  Held-to-maturity:
	   State and municipal bonds,
	    due in one year or less	 $163,400	  $163,600	   $  200
                                    =========    =========    ========

					    Gross Cost or 		Unrealized
					      Amortized	Fair         Holding
						  Cost      Value    	Gain (Loss)
	At June 30, 2002:

	  Available for sale:
	   Equity securities		$  20,700	$  18,500	  ($2,200)
	   Mutual funds			  348,800	  352,000	    3,200
                                    ---------   ---------     --------
						 $369,500	 $370,500	   $1,000
                                    =========   =========     ========
	  Held-to-maturity:
	   State and municipal bonds,
	    due in one year or less	 $111,400	 $111,200	 ($   200)
	   State and municipal bonds, due
          September 15, 2003	         51,900	   51,900	     -
					       --------    --------     --------
			 		 	 $163,300	 $163,100	 ($   200)
                                     ========    ========     ========

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002



4.	Inventories

								2003   	    2002

	Raw materials				   $532,100	       $445,700
	Work-in-process					4,700	        102,500
	Finished goods				     45,400	        130,900
	                                       --------        --------
							   $582,200	       $679,100
                                             ========        ========

5.	Property and Equipment, Net

					Useful Lives
					(Years)    	     2003    	    2002

	Computer equipment	3 - 5 	   $167,000	       $196,600
	Machinery and equipment	3 - 7	          272,200	        256,000
  	Furniture and fixtures	4 - 10	     70,800	         71,500
	Leasehold improvements	1 - 8	           35,200	         34,900
                                             --------        --------
 							    545,200	        559,000
	Less accumulated depreciation and
 	 amortization				    392,700	        376,100
	                                       --------        --------
							   $152,500	       $182,900
                                             ========        ========

6.	Bank Line of Credit

The Company has a $200,000 secured bank line of credit collateralized by all the assets of the Company. The credit line expires on November 1, 2003 and bears interest at prime plus 1%. The Company did not utilize this credit line during the years ended June 30, 2003 and 2002. To support the line of credit available, the Company is required to maintain 20% of the credit line in average monthly balances.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002


7.	Employee Benefit Plan

	The Company has a 401(k) profit sharing plan for all eligible employees as defined in the Plan. The Plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation. The Company also has the option to make an additional profit sharing contribution to the Plan. Employer matching contributions to the Plan amounted to $10,600 in 2003 and $16,500 in 2002.


8.	Commitments and Contingencies

	Lease

	The Company is obligated through December 2004 under a noncancelable operating lease for its premises, which requires minimum annual rentals and certain other expenses, including real estate taxes and insurance. Rental expense under the lease amounted to approximately $237,400 in 2003 and $232,700 in 2002.

	As of June 30, 2003, the Company's approximate future minimum rental payments under the above lease are as follows:

		Fiscal Years

			2004			 			$239,800
			2005			 			 122,900

	In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $223,100 under the terms of the lease.
Accrued rent, payable in future years, amounted to $28,000 and $33,000 at June 30, 2003 and 2002.

	Employment Contracts

	The Company had an employment contract (which expired June 30, 2002) with its former President. On August 29, 2002, the Company decided to terminate his employment. The contract provided for an annual salary of $160,000 and also granted the President a five-year option to purchase 10,000 shares of common stock at $1.50 per share which expired prior to exercise.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002


8.	Commitments and Contingencies (Continued)

	Employment Contracts (Continued)

	Pursuant to the employment contract, the former President chose that a portion of compensation earned in prior years be deferred to future years. The deferred amounts are to be placed in a separate investment account and all earnings and losses thereon are for his benefit. As of June 30, 2003 and 2002, $58,400 and $74,400 was
segregated into such an account and is included as an asset. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments as adjusted by market fluctuations commencing after the termination of employment. Accordingly, $14,600 has been classified as a short-term asset and liability and $43,800 as a long-term asset and liability at June 30, 2003. For the year ended June 30, 2003, $12,700 was paid to the former President.

	During the year ended June 30, 2003, the Company entered into employment agreements with both its current President and Executive Vice President for two-year periods expiring December 31, 2004.
The agreements with its President and Vice President provide for a base salary for the first year of $100,000 and $95,000, respectively, with the salary for calendar 2004 to be determined by the Board of Directors, but to be not less than the base salary. The agreements also provide for discretionary performance-related annual bonuses.

	Other

	A financial advisor employed by the Company pursuant to an engagement letter that was not extended by the Company beyond its expiration date of March 31, 2002 asserted a claim against the Company in April 2002 in the amount of $125,000 for alleged services rendered to the Company that were alleged to be outside the scope of the letter. The Company denies engaging the financial advisor for any services outside the scope of the engagement letter or that any amounts are owing to the advisor. The Company's counsel has advised the Company that based on its review of the engagement letter and the Company's denial, it is unlikely that the financial advisor will prevail if it institutes a legal proceeding. Accordingly, no provision for loss has been recorded by the Company at June 30, 2003.

	During the year ended June 30, 2003, the Company entered into a two-year consulting agreement through December 31, 2004 with a member of its Board of Directors for marketing consulting services. The agreement provides that the director will be paid a monthly fee of $3,000 for a certain number of consulting days as defined in the agreement.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002



9.	Income Taxes

	Income taxes (benefit) for 2003 and 2002 were different from the amounts computed by applying the Federal income tax rate to the income before income taxes due to the following:

							  2003              2002
                                         ---------------- --------------
								 % of		      % of
								 Pretax		Pretax
					           Amount  Income   Amount  Income

	Computed "expected" income tax    $17,800	  34.0%  $35,900	34.0%
	Research and development credits ( 18,600) (36.0 )( 18,300)	(17.3)
	Other					   ( 10,700) (20.0 )  10,700	 10.1
	                                 --------- ------- -------- ------
	Actual income taxes (benefit)	   ($11,500  (22.0 ) $28,300	 26.8%
                                       ========= ======= ======== ======
	Deferred tax assets and liabilities consist of the following:

							  2003    	        2002
	Deferred tax assets:
	  Amortization of intangibles	    $    7,900	    $    8,100
	  Deferred compensation			  17,500	        25,300
	  Rent accrual				   8,400	        11,200
	  Tax credit carryforwards		  77,500	        56,100
	  Other					  15,700	        18,600
			                      ----------        ----------
							 127,000	       119,300
	Deferred tax liability:
	  Depreciation of property and
         equipment			   (    13,400)      (    12,700)
		                           -----------       -----------
	Net deferred tax assets		    $  113,600	   $   106,600
                                       ===========       ===========

	At June 30, 2003, the Company had tax credit carryforwards of approximately $77,500 expiring in 2019 through 2023.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002



10.	Stock Options and Warrant

	Option activity is summarized as follows:

			                    Fiscal 2003 		Fiscal 2002
			                     Weighted-		 Weighted-
			                      Average 		  Average
			                      Exercise 		 Exercise
	                          Shares    Price   Shares   	  Price
                                -------  ------- --------   ----------
	Shares under option:
	  Outstanding at beginning
         of year	               165,000	$1.39	  225,000	 $1.19
	  Granted	                 7,000	$1.25	   16,000	  2.40
	  Exercised	             (  10,000)	  .66	(  31,000)	  1.22
	  Expired	                  -       -	(  20,000)	  1.41
	  Forfeited	             (  15,000)  1.06	(  25,000)     .38
	                         ---------        ---------
	Outstanding at end of year 147,000	$1.47	  165,000	 $1.39
	                         =========  ===== =========    =====
	Options exercisable at
       year-end	               140,000	$1.48	  165,000	 $1.39
	                         =========  ===== =========    =====
	Weighted average fair
      value per share of options
      granted during fiscal
      2003 and 2002		            $ .69	             $1.41
                                          =====              =====

	The following table summarizes information about the options outstanding at June 30, 2003:

                  Options Outstanding           Options Exercisable

           	--------------------------------- ------------------------
                        Weighted-
                        Average       Weighted-               Weighted-
Range of                Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price      Outstanding  Price
--------    ----------- ------------  ---------- -----------  ---------
$1.25 - $2.40  103,000	  5.50 	 $1.74	96,000        $1.77
 $.50 - $.94    44,000	  4.26	   .85      44,000	    .85

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002



10.	Stock Options and Warrant (Continued)

	During the year ended June 30, 2003, three directors and an officer exercised options under the Prior Plan to acquire a total of 10,000 shares at $.50 to $.94 per share. During the year ended
June 30, 2002, four directors exercised options under the Prior Plan to acquire a total of 31,000 shares at $.50 to $2.00 per share.

	In addition, in February 1992, the Company granted to four non-employee members of the board of directors, ten-year options for each to purchase 12,000 shares of Common Stock, at an exercise price of $.35, not covered under either Plan. The options were exercisable one-third within one year from the date of grant and one-third in each of the following two years. In March 1993, three directors each exercised 8,000 options. During the year ended June 30, 2002, the remaining 24,000 options were exercised by the directors.

	The Company has a stock purchase warrant outstanding covering 17,391 shares of the Company's common stock issued during 2001 for services. The warrant has an exercise price of $1.4375 per share and expires on February 5, 2006. During the year ended
June 30, 2003, none of the warrants were exercised. During the year ended June 30, 2002, one share was issued upon warrant exercise.


11.	Net Income Per Common Share

	Net income per common share data was computed as follows:

							2003     	     2002

	  Net income			   $  63,800	 $  77,200
                                       =========       =========
	  Weighted average common shares
         outstanding	                 955,766	   930,704
	  Effect of dilutive securities,
        stock options and warrant		38,343	    79,175
                                       ---------       ---------
	  Weighted average dilutive
         common shares outstanding	     994,109	 1,009,879
	                                 =========       =========
	  Net income per common share -
         basic		               $     .07	 $     .08
                                       =========       =========
	  Net income per common share -
         diluted		               $     .06	 $     .08
                                       =========       =========

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS ENDED JUNE 30, 2003 AND 2002

11.	Net Income Per Common Share (Continued)

	Unexercised employee stock options to purchase 56,000 and 59,000 shares of common stock at $1.875 to $2.40 per share were outstanding as of June 30, 2003 and 2002, respectively, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock.


12.	Fair Value of Financial Instruments

	The financial statements include various estimated fair value information as of June 30, 2003 and 2002, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

	The carrying value of cash and cash equivalents and investment securities approximates fair market value because of the short maturity of those instruments.

	The following table provides summary information on the fair value of significant financial instruments included in the financial statements:

                                         2003               2002
                               -------------------  -------------------
                                         Estimated            Estimated
                               Carrying  Fair       Carrying  Fair
                               Amount    Value      Amount    Value
                               --------  ---------  --------  ---------
Assets:

 Cash and cash equivalents	 $107,600	$107,600  $296,800  $296,800

 Investment securities (Note 3)$695,400	$695,600   533,800   533,600