Form 10QSB
period 2003-09-30
SCIENTIFIC INDUSTRIES INC
filed 2003-11-13
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                        For quarterly period ended SEPTEMBER 30, 2003


      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                 For the transition period from_________to___________

                        Commission File Number:             0-6658

                      SCIENTIFIC INDUSTRIES, INC.
    _______________________________________________________________
   (Exact name of small business issuer as specified in its charter)

       Delaware                             04-2217279
________________________       ____________________________________
(State of incorporation)       (I.R.S. Employer Identification No.)

                70 ORVILLE DRIVE, BOHEMIA, NEW YORK 11716
               __________________________________________
               (Address of principal executive offices)

                              (631)567-4700
                      ___________________________
                      (Issuer's telephone number)

                            NOT APPLICABLE
___________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [ x ]      No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2003: 960,541 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
    Yes [   ]      No [ x ]

                       PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                              September 30, 2003
                                              ------------------
Current Assets:
  Cash and cash equivalents                		$  301,300
  Investment securities                  			   606,400
  Trade accounts receivable, less allowance for
    doubtful accounts of $7,400                		   447,800
  Inventories                                            553,100
  Prepaid expenses and other current assets               49,100
                                                      ----------
                          Total current assets         1,957,700

Property and equipment at cost, less accumulated
  depreciation of $407,600                               153,300

Deferred taxes                                           113,600

Intangible assets, less accumulated amortization
   of $38,100                                             14,200

Other                                                     75,500
                                                      ----------
                                                      $2,314,300
                                                      ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                    			$  102,500
  Accrued expenses                       			   148,900
                                                      ----------
                          Total current liabilities      251,400
                                                      ----------
Deferred compensation                                     43,800
                                                      ----------
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000
   shares; 980,343 issued and outstanding			    49,000
  Additional paid-in capital                  		   971,200
  Accumulated other comprehensive gain, unrealized
    holding gain on investment securities                  1,200
  Retained earnings                                    1,050,100
                                                      ----------
                                                       2,071,500
  Less common stock held in treasury, at cost,
    19,802 shares                                         52,400
                                                      ----------
                                                       2,019,100
                                                      ----------
                                                      $2,314,300
                                                      ==========

  See notes to unaudited condensed consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                For the Three Month Periods Ended
                           September 30, 2003       September 30, 2002
                           ------------------       ------------------

Net sales                        $  873,900               $   850,300
Cost of goods sold                  464,900                   502,500
                                 ----------               -----------
Gross profit                        409,000                   347,800
                                 ----------               -----------
Operating Expenses:
 General and administrative         164,100                   224,700
 Selling                             99,900                    31,800
 Research and development           102,600                    87,400
                                 ----------               -----------
                                    366,600                   343,900

Income from operations               42,400                     3,900

Interest and other income             2,600                     4,100
                                 ----------               -----------
Income before income
 taxes                               45,000                     8,000

Income taxes                         15,000                     1,400
                                 ----------               -----------
Net income                       $   30,000               $     6,600
                                 ==========               ===========


Net income per common
 share - basic                   $    .03                      $  .01
Net income per common
 share - diluted                 $    .03                      $  .01






     See notes to unaudited condensed consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 For the Three Month Periods Ended
                                 September 30, 2003  September 30, 2002
                                 ------------------  ------------------
Operating activities:
  Net income                             $  30,000        $   6,600
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      (Gain) loss on sale of investments       800        (     600)
      Loss on disposal of asset                 -               200
       Depreciation and amortization        17,200           16,500
       Change in assets and liabilities:
        Accounts receivable              (  38,200)       (  75,300)
        Inventories                         29,100        (  83,000)
        Prepaid expenses and other
         current assets                     15,500           17,000
        Other assets                     (     100)           3,800
        Accounts payable                    44,400           82,000
        Accrued expenses                    22,600            9,700
                                        ----------        ---------
      Total adjustments                     91,300        (  29,700)
                                        ----------        ---------
       Net cash provided by (used in)
        operating activities               121,300        (  23,100)
                                        ----------        ---------
Investing activities:
  Purchase of investment securities,
    available for sale                  (    1,800)       (  44,400)
  Redemptions of investment securities,
    available-for-sale                      30,000           52,600
  Redemptions of investment securities,
    held to maturity                        60,000          106,100
  Capital expenditures                  (   15,800)       (   1,400)
  Proceeds from sale of assets                -                 800
  Purchase of intangible assets               -           (     600)
                                       -----------        ---------
       Net cash provided by investing
        activities                          72,400          113,100
                                       -----------        ---------
Financing activities;
 exercise of stock options                    -               2,900
                                       -----------        ---------
Net increase
  in cash and cash equivalents             193,700           92,900

Cash and cash equivalents, beginning
 of year       					 107,600          296,800
                                       -----------        ---------
Cash and cash equivalents, end of
 period                                 $  301,300        $ 389,700
                                       ===========        =========
Supplemental disclosures:
 Cash paid during the period for:
  Income Taxes                          $      200       $   23,100

     See notes to unaudited condensed consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.
            The results for the three months ended September 30, 2003, are not necessarily an indication of the results for the full fiscal year.


1.    Significant accounting policies:

      Principles of consolidation:

      The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation and an inactive wholly- owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.


2.    Inventories:

      Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:

                                 September 30, 2003
                                 ------------------

      Raw Materials                 $    461,300
      Work in process                      8,000
      Finished Goods                      83,800
                                    ------------
                                    $    553,100
                                    ============

3.    Net income per Common Share:

      Basic net income per Common Share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per Common Share includes the dilutive effect of stock options and a warrant.

      Net income per Common Share was computed as follows:

                                For the Three Month Periods Ended
                             September 30, 2003   September 30, 2002
                             ------------------   ------------------
Net income                        $  30,000            $  6,600
                                  =========            ========
Weighted average common
shares outstanding                  960,541             950,639
Effect of dilutive
 securities                          28,959              49,199
                                  ---------            --------
Weighted average dilutive
 common shares outstanding          989,500             999,838
                                  =========            ========
Net income per common
 share - basic                    $     .03            $    .01
                                  =========            ========
Net income per common
 share - diluted                  $     .03            $    .01
                                  =========            ========


    Unexercised employee stock options to purchase 56,000 and 59,000 shares of Common Stock at $1.875 to $2.40 per share were outstanding as of September 30, 2003 and 2002, respectively, but were not included in the foregoing computation because the exercise price of each option was greater than the average market price of the Company's Common Stock for the related periods.

4.  Comprehensive Income:

    There was no significant difference between net income and comprehensive income for the three month periods ended September 30, 2003 and 2002.

5.  Stock-Based Compensation Plans

    As of September 30, 2003, the Company maintains an Incentive Stock Option Plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:



                         For the Three Month Periods Ended
                           September 30, 2003  September 30, 2002

Net income:
      As reported                          $  30,000        $ 6,600
      Pro Forma                               29,700          6,600

Net income per common and
 common equivalent share:
      Basic - as reported                  $   .03          $   .01
      Basic - pro forma                    $   .03          $   .01
      Diluted - as reported                $   .03          $   .01
      Diluted - pro forma                  $   .03          $   .01

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

Liquidity and Capital Resources

The Company's cash and cash equivalents, and short-term investments increased from $803,000 at the end of fiscal year 2003 to $907,700 at September 30, 2003, principally as a result of cash provided from operations. The Company's working capital as of September 30, 2003 increased $31,300 to $1,706,300 compared to $1,675,000 at June 30, 2003.
The Company had available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank and carried interest at prime plus 1%, all of which was available as of September 30, 2003. The line was renewed on November 1, 2003 through November 1, 2004 and carries an interest rate of prime. Management believes that the Company will be able to meet its cash flow needs during the 12 months ending September 30, 2004 from its available financial resources which include its cash and investment securities.

Results of Operations

Financial Overview

Sales for the first quarter of fiscal year 2004 benefitted from new product sales - especially the Disruptor Genie (trademark)
Vortex-Genie (registered trademark)1, and Vortex-Genie 2T. New product sales were $134,800 compared to $97,500 for the comparable period last year. In addition, sales of the Company's principal product, the Vortex-Genie 2 mixer, were only minimally lower than the prior year's comparable quarter and significantly higher than sales for each of the quarters ended
March 31, 2003 and June 30, 2003.

The Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002.

The Company's net sales for the three months ended September 30, 2003 increased $23,600 (2.8%) from $850,300 for the three months ended September 30, 2002 to $873,900, the result of increased sales of the Company's new products partially offset by only a 1% decline in net sales of the Vortex-Genie 2 mixer. The gross profit of $409,000 as a percentage of revenues for the three months ended September 30, 2003 increased to 46.8% from 40.9% or $347,800 for the three months ended September 30, 2002 as a result of lower overhead and reduction in the costs of certain material components which are now purchased from overseas.

General and administrative expenses for the three months ended September 30, 2003 decreased by $60,600 (27.0%) to $164,100 compared to $224,700 for the three months ended September 30, 2002. The prior year period included costs incurred in connection with the termination of employment in August 2002 of the then Chief Executive Officer including his salary, certain benefits, and legal costs related to the termination.

Selling expenses for the three months ended September 30, 2003 increased $68,100 (214%) to $99,900, as compared to $31,800 for the three months ended September 30, 2002, as a result of the Company's expansion of its sales and marketing functions including the hiring of a new director of sales and marketing in January 2003, and advertising and other marketing expenses.

Research and development expenses increased by $15,200 (17.4%) to $102,600 for the three months ended September 30, 2003 from $87,400 for the comparable prior year period as a result of increased new product development.

As a result of the foregoing, the Company's income before income taxes increased $37,000 (463%) to $45,000 for the three months ended September 30, 2003 compared to $8,000 for the three months ended September 30, 2002.

Income taxes of $15,000 for the three months ended September 30, 2003 increased by $13,600 from $1,400 for the comparable period last year as a result of higher income for the period.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit Number:   Description

          31.1                 Certification of Chief Executive
                               Officer and Chief Financial
                               Officer pursuant to section 302 of
                               the Sarbanes-Oxley Act of 2002.

          32.1                 Certification of Chief Executive
                               Officer and Chief Financial
                               Officer pursuant to Section 906 of
                               the Sarbanes-Oxley Act of 2002.

                           SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.






                              Scientific Industries, Inc.
                              Registrant



Date November 13, 2003        /s/Helena R. Santos
     -----------------        -------------------
                              Helena R. Santos
                              President, Chief Executive Officer
                              and Treasurer
                              Principal Executive, Financial and
                              Accounting Officer