Form 10QSB
period 2003-12-31
SCIENTIFIC INDUSTRIES INC
filed 2004-02-13
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
            For quarterly period ended DECEMBER 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 6, 2004: 963,541 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]

                 PART I--FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                ASSETS

								December 31, 2003
                                                -----------------
 Current Assets:
   Cash and cash equivalents                           $  288,300
   Investment securities                                  701,700
   Trade accounts receivable, less allowance for
     doubtful accounts of $7,400                          434,400
   Inventories                                            555,200
   Prepaid expenses and other current assets               49,400
                                                       ----------
      Total current assets                              2,029,000
                                                       ----------
 Property and equipment at cost, less accumulated
   depreciation of $423,400                               159,500
                                                       ----------
 Other assets and deferred charges:
   Intangible assets, less accumulated amortization
    of $39,400                                             12,900
   Deferred Taxes
                                                          113,600
   Other                                                   83,700
                                                       ----------
                                                          210,200
                                                       ----------
                                                       $2,398,700
                                                       ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                    $   48,100
   Accrued expenses                                       217,800
                                                       ----------
              Total current liabilities                   265,900
                                                       ----------
 Deferred compensation                                     52,100
                                                       ----------
 Shareholders' equity:
   Common stock $.05 par value; authorized 7,000,000 shares;
    980,343 issued and outstanding                         49,000
   Additional paid-in capital                             971,200
   Accumulated other comprehensive gain, unrealized
         holding gain on investment securities              2,100
   Retained earnings                                    1,110,800
                                                       ----------
                                                        2,133,100
   Less common stock held in treasury, at cost;
    19,802 shares                                          52,400
                                                       ----------
                                                        2,080,700
                                                       ----------
                                                       $2,398,700
                                                       ==========

 See notes to unaudited condensed consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                          For the Three Month     For the Six Month
                            Periods Ended            Periods Ended
                            December 31,             December 31,
                          --------------------   ---------------------
                            2003       2002         2003       2002
                          --------   ---------   ---------- ----------
 Net sales                $869,700   $833,700    $1,743,600 $1,684,000
 Cost of goods sold        468,200    494,600       933,100    997,100
                          --------   --------    ---------- ----------
 Gross profit              401,500    339,100       810,500    686,900
                          --------   --------    ---------- ----------
 Operating Expenses:
  General & administrative 162,900    246,100       327,000    470,800
  Selling                   78,600     44,800       178,500     76,600
  Research & development    83,800     56,900       186,400    144,300
                          --------   --------    ---------- ----------
                           325,300    347,800       691,900    691,700
                          --------   --------    ---------- ----------
 Income (Loss) from
 operations                 76,200    ( 8,700)      118,600   (  4,800)

 Interest & other income     4,500        400         7,100      4,500
                          --------   --------    ---------- ----------
 Income (loss) before
  income taxes (benefit)    80,700    ( 8,300)      125,700   (    300)

 Income taxes (benefit)     20,000    ( 1,400)       35,000       -
                          --------  ---------    ---------- ----------
 Net income (loss)        $ 60,700  $ ( 6,900)   $   90,700  $(    300)
                          ========  =========    ========== ==========

 Net income (loss) per
 common share - basic      $  .06    $( .01)       $ .09       $ .-


 Net income (loss) per
 common share - diluted    $  .06    $( .01)       $ .09       $ .-



  See notes to unaudited condensed consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Six Month Periods Ended
                                     December 31, 2003   December 31, 2002
                                     -----------------   -----------------
 Operating activities:
   Net income (loss)                         $  90,700   $  (    300)
   Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
     operating activities:
       (Gain) loss on sale of investments          800      (    600)
       Loss on disposal of assets                 -            6,400
       Depreciation and amortization            34,900        33,700
       Change in assets and liabilities:
          Accounts receivable                 ( 24,800)
 (121,100)
          Inventories                           27,000      ( 21,300)
          Prepaid expenses and other
           current assets                       15,200        14,400
          Other assets                        (  8,300)       13,000
          Accounts payable                    ( 10,000)       31,900
          Accrued expenses                      91,500      ( 16,400)
          Deferred compensation                  8,300      (  8,500)
              Total adjustments                134,600      ( 68,500)
                                             ---------    ----------
              Net cash provided by (used in)
                operating activities           225,300      ( 68,800)
                                             ---------    ----------
 Investing activities:
   Purchase of investment securities,
     available-for-sale                       (137,700)     (180,900)
   Redemptions of investment securities,
     available-for-sale                         30,000        52,600
   Redemptions of investment securities,
     held to maturity                          100,800       105,600
   Capital expenditures                       ( 37,700)     ( 45,500)
   Proceeds from sale of property
    and equipment                                 -           29,800
   Purchase of intangible assets                  -         (  3,400)
                                            ----------    ----------
              Net cash used in
               investing activities           ( 44,600)     ( 41,800)
                                            ----------    ----------
 Financing activities,
  exercise of stock options                       -            3,700
                                            ----------    ----------
 Net increase (decrease) in cash
  and cash equivalents                         180,700      (106,900)

 Cash and cash equivalents, beginning of year  107,600       296,800
                                            ----------    ----------
 Cash and cash equivalents, end of period   $  288,300    $  189,900
                                            ==========    ==========
 Supplemental disclosures:
 Cash paid during the period for:
   Income Taxes                              $     200    $   28,400

  See notes to unaudited condensed consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2003. The results for the three and six months ended December 31, 2003, are not necessarily an indication of the results of the full fiscal year.


 1.  Significant accounting policies:

     Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation and an inactive wholly owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.

 2.   Line of Business and Concentrations:

     The Company is engaged in the manufacturing and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that it has only one reportable segment. Sales of the Company's principal product, the Vortex-Genie(R) 2 mixer, accounted for approximately 74% and 86% of net sales for the three month periods ended December 31, 2003 and 2002, respectively, and 76% and 84% of net sales for the six month periods ended December 31, 2003 and 2002, respectively.

     The Company's export sales (principally Europe and Asia) were approximately $405,000 and $480,000 for the three month periods ended December 31, 2003 and 2002, respectively, and $752,000 and $882,000 for the six month periods ended December 31, 2003 and 2002, respectively.

     Three of the Company's customers accounted in the aggregate for 55% and 47% of net sales for the three month periods ended December 31, 2003 and 2002, respectively, and 57% and 50% of total net sales for the six month periods ended December 31, 2003 and 2002, respectively.

 3.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                             December 31,
                                                2003
                                             ------------
     Raw Materials                            $   469,600
     Work in process                               33,500
     Finished Goods                                52,100
                                             ------------
                                              $   555,200
                                             ============
 4.  Net income (loss) per common share:

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income per common share includes the dilutive effect of stock options and a warrant.


     Net income (loss) per common share was computed as follows:

                            For the Three Month    For the Six Month
                            Periods Ended          Periods Ended
                            December 31,           December 31,
                            -------------------    -----------------
                               2003       2002        2003      2002
                             --------   -------
 Net income (loss)           $ 60,700   ($6,900)   $ 90,700 ($   300)
                             ========   =======    ======== ========
 Weighted average common
  shares outstanding          960,541    954,541    960,541   952,591
 Effect of dilutive
 securities                    45,279       -        37,119      -
                             --------   --------   -------- ---------
 Weighted average dilutive
 common shares outstanding  1,005,820    954,541    997,660   952,591
                            =========   ========   ======== =========
 Net income (loss) per
 common share - basic        $   .06    ($  .01)    $  .09    $  -
                            =========   ========   ======== =========
 Net income (loss) per
 common share - diluted      $   .06    ($  .01)    $  .09    $  -
                            =========   ========   ======== =========

     Unexercised employee stock options to purchase 44,000 shares of common stock at $1.92 to $2.40 per share were outstanding as of December 31, 2003, but were not included in the foregoing computation because the exercise price of each option was greater than the average market price of the Company's common stock for the period.

     The potential effect of dilution of the incremental shares from the assumed exercise of stock options was not included in determining the diluted net loss per common share for the three and six month periods ended December 31, 2002, because to do so would be anti-dilutive.

 5.  Comprehensive Income:

     There was no significant difference between net income (loss) and comprehensive income (loss) for the three and six month periods ended December 31, 2003 and 2002.

 6.   Stock-Based Compensation Plans:

     The Company maintains an Incentive Stock Option Plan which it accounts for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation costs are reflected in net income or loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                            For the Three Month    For the Six Month
                            Periods Ended          Periods Ended
                            December 31,           December 31,
                            -------------------    -----------------
                              2003       2002       2003      2002
                            --------    -------   --------  --------
 Net income (loss):
       As reported          $ 60,700    ($ 6,900) $ 90,700  ($ 300)
       Pro Forma              57,600    (  7,200)   87,400  (  600)

 Net income (loss) per common and
  common equivalent share:
       Basic - as reported     $ .06     ($ .01)    $ .09       $  -
       Basic - pro forma       $ .06     ($ .01)    $ .09       $  -
       Diluted - as reported   $ .06     ($ .01)    $ .09       $  -
       Diluted - pro forma     $ .06     ($ .01)    $ .09       $  -

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

 Liquidity and Capital Resources

 Net cash provided by operating activities was $225,300 for the six month period of the current fiscal year as compared to $68,800 used in the comparative period for 2002. The principal factors accounting for the difference were (i) lower increase in accounts receivable by $96,300 because of a few unusually large sales to a foreign customer during the three months ended December 31, 2002,
 (ii) a difference of $48,300 in inventories due to higher sales and tighter inventory controls during the current year period and
 (iii) a $107,900 increase in accrued expenses mainly due to customer allowances and income tax accruals. Cash used in investing activities was $44,600 for the current period as compared to $41,800 for the six months ended December 31, 2002 reflecting lesser purchases of investment securities during the current year and a sale in the prior year period of a previously leased auto related to the termination of the Company's former chief executive officer. The Company does not ordinarily have any significant financing activities other than exercises of incentive stock options. As a result of the foregoing, cash and cash equivalents increased by $180,700 to $288,300 as of December 31, 2003 from a balance of $107,600 as of June 30, 2003.

 The Company's working capital as of December 31, 2003 increased $88,100 to $1,763,100 compared to $1,675,000 at June 30, 2003. The increase was generated from operations. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank which expires on November 1, 2004 with interest at prime, all of which was available as of December 31, 2003. Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.

 Results of Operations

 Financial Overview

 Operations for the three and six month periods ended December 31, 2003 benefitted from both the significant increase in sales of our new products, especially our Disruptor Genie(TM), Vortex-Genie(R) 1, and Vortex-Genie 2T, and cost savings resulting from the increasing overseas purchases of more material components of our principal product. New product sales amounted to $178,900 and $313,700 for the three and six month periods ended December 31, 2003 as compared to $75,600 and $171,300 for the comparable periods last year. Net sales of the Company's principal product, the Vortex-Genie 2 mixer, were lower than the prior year's comparable three and six month periods. This reduction was due to the larger than usual orders from an overseas customer for the mixer during the three months ended December 31, 2002.

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 The Three Months Ended December 31, 2003 Compared with the Three
 Months Ended December 31, 2002.

 The Company's net sales for the three months ended December 31, 2003 of $869,700, an increase of $36,000 (4.3%) from $833,700 for the three months ended December 31, 2002, was primarily the result of increased sales of the Company's new products. Gross profit of $401,500 for the three months ended December 31, 2003, an increase to 46.2% from 40.7% or $339,100 for the three months ended December 31, 2002, was primarily due to increased overseas purchases of material components for the Vortex-Genie 2 mixer at lower cost, and the change in the sales mix to more new products with higher profit margins.

 General and administrative expenses for the three months ended December 31, 2003 decreased by $83,200 (33.8%) to $162,900 compared to $246,100 for the three months ended December 31, 2002. The prior year period included $72,300 of proxy costs incurred in the successful defense of a proxy contest initiated by the Company's former chief executive officer ("former CEO") as well as certain other costs incurred in connection with his termination of employment in August 2002.

 Selling expenses for the three months ended December 31, 2003 increased $33,800 (75.4%) to $78,600, as compared to $44,800 for the three months ended December 31, 2002, as a result of the Company's expansion of its sales and marketing functions including the hiring of a new director of sales and marketing in January 2003, advertising and other marketing expenses.

 Research and development expenses increased by $26,900 (47.3%) to $83,800 for the three months ended December 31, 2003 from $56,900 for the comparable prior year period as a result of increased new product development.

 As a result of the foregoing, the Company's income before income taxes increased $89,000 to $80,700 for the three months ended
 December 31, 2003 compared to a $8,300 loss for the three months ended December 31, 2002.

 Income tax expense for the three months ended December 31, 2003 was $20,000 as a result of the income for the period compared to a $1,400 tax benefit for the comparable period last year resulting from the loss suffered during that period.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 The Six Months Ended December 31, 2003 Compared with the Six Months Ended December 31, 2002.

 Net sales increased $59,600 (3.5%) to $1,743,600 for the six months ended December 31, 2003 compared to $1,684,000 for the six months ended December 31, 2002 primarily due to higher sales of the Company's new products.

 The gross profit of 46.5% for the six months ended December 31, 2003, was higher than the gross profit of 40.8% for the six months ended December 31, 2002 primarily due to increased overseas purchases of material components for the Vortex-Genie 2 mixer at lower cost, and the change in the sales mix to more new products with higher profit margins.

 General and administrative expenses for the six months ended December 31, 2003 were $327,000, a decrease of $143,800 (30.5%)
 from $470,800 for the six months ended December 31, 2002 mostly because the prior year included $72,300 of proxy costs incurred in connection with the proxy contest initiated by the former CEO, and costs incurred in connection with his termination of employment in August 2002.

 Selling expenses for the six months ended December 31, 2003 increased $101,900 (133%) to $178,500, from $76,600 for the six months ended December 31, 2002, the result of the Company's expansion of its sales and marketing functions including the hiring of a new director of sales and marketing in January 2003, advertising and other marketing activities.

 Research and development expenses increased by $42,100 (29.2%) to $186,400 for the six months ended December 31, 2003 from $144,300 for the comparable prior year period as a result of increased new product development.

 As a result of the foregoing, the Company's income before income taxes was $125,700 for the six months ended December 31, 2003 compared to a loss of $300 for the six months ended December 31, 2002.

 As a result of the income for the period, the six month results reflect income tax expense of $35,000, while the prior comparable period did not reflect any income tax expense or benefit.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


                     PART II   OTHER INFORMATION


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the Company's 2003 Annual Meeting of Stockholders held on December 1, 2003, stockholders (i) re-elected as Class A Directors:
  Mr. Arthur M. Borden by 519,373 shares "For" and 156,448 shares "Withheld", and Mr. James S. Segasture by 522,844 shares "For" and 152,977 shares "Withheld", each to serve until the Annual Meeting of Stockholders with respect to the fiscal year ending June 30, 2006, and the due election and qualification of their successors; and (ii) ratified the appointment of Nussbaum Yates & Wolpow P.C. as the independent auditors with respect to the financial statements of the Company for the year ending June 30, 2004 by a vote of 669,491 shares "For", 6,557 shares "Against", and no shares abstaining.


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






                               Scientific Industries, Inc.
                               ---------------------------
                               Registrant



                               /s/Helena R. Santos
                               -------------------
                               Helena R. Santos
                               President, Chief Executive Officer
                               and Treasurer
                               Principal Executive, Financial and
                               Accounting Officer

 Date: February 13, 2004