Form 10QSB
period 2004-03-31
SCIENTIFIC INDUSTRIES INC
filed 2004-05-17
CIK 87802

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-QSB



(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For quarterly period ended      MARCH 31, 2004

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

                70 ORVILLE DRIVE, BOHEMIA, NEW YORK 11716
                ________________________________________
                (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2004: 975,541 shares outstanding of the Company's Common Stock, par value, $.05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]

                        PART I--FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                       ASSETS
                      March 31, 2004

   Current Assets:
     Cash and cash equivalents                        $  325,600
     Investment securities                               644,700
     Trade accounts receivable, less allowance for
       doubtful accounts of $7,400                       440,900
     Inventories                                         623,000
     Prepaid expenses and other current assets            50,600
                                                       ---------
        Total current assets                           2,084,800
                                                       ---------
   Property and equipment at cost, less accumulated
     depreciation of $432,200                            155,700

   Other assets and deferred charges:
     Intangible assets, less accumulated amortization
      of $40,300                                          11,900
     Deferred taxes                                      113,600
     Other                                                66,400
                                                         191,900
                                                       ---------
                                                      $2,432,400
                                                      ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                                 $   94,500
     Accrued expenses                                    206,500
                                                      ----------
                Total current liabilities                301,000
                                                      ----------
   Deferred compensation                                  34,700
                                                      ----------
   Shareholders' equity:
     Common stock $.05 par value; authorized
      7,000,000 shares; 995,343 issued and outstanding    49,800
     Additional paid-in capital                          983,400
     Accumulated other comprehensive gain, unrealized
      holding gain on investment securities                4,800
     Retained earnings                                 1,111,100
                                                       ---------
                                                       2,149,100
     Less common stock held in treasury, at cost;
            19,802 shares                                 52,400
                                                       ---------
                                                       2,096,700
                                                       ---------
                                                      $2,432,400
                                                      ==========

 See notes to unaudited condensed consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                           For the Three Month     For the Nine Month
                           Periods Ended           Periods Ended
                           March 31,               March 31,
                           ---------------------   ----------------------
                              2004        2003        2004       2003
                           ---------- ----------   ----------  ----------
 Net sales                 $  856,900 $  792,600   $2,600,500  $2,476,600
 Cost of goods sold           455,100    471,900    1,379,900   1,469,000
                           ---------- ----------   ----------  ----------
 Gross profit                 401,800    320,700    1,220,600   1,007,600
                           ---------- ----------   ----------  ----------
 Operating Expenses:
  General and administrative  170,100    166,600      497,100     637,400
  Selling                      69,900     63,400      248,400     140,000
  Research and development     93,800     63,100      288,500     207,400
                           ---------- ----------   ----------  ----------
                              333,800    293,100    1,034,000     984,800
                           ---------- ----------   ----------  ----------

 Income from operations        68,000     27,600      186,600      22,800

 Interest and other income      5,600      2,600       12,700       7,100
                           ---------- ----------   ----------  ----------
 Income before income taxes    73,600     30,200      199,300      29,900

 Income taxes                  25,000      6,400       60,000       6,400
                           ---------- ----------   ----------  ----------
 Net income                $   48,600 $   23,800   $  139,300  $   23,500
                           ========== ==========   ==========  ==========

   Net income per common
    share - basic           $  .05     $  .02       $  .14      $  .02

   Net income per common
    share - diluted         $  .05     $  .02       $  .14      $  .02


   Cash dividends declared
    per common share        $  .05     $   -        $  .05      $  -



     See notes to unaudited condensed consolidated financial statements

                     SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Nine Month Periods Ended
                                           March 31, 2004   March 31, 2003
                                           --------------   --------------
Operating activities:
  Net income                                  $  139,300       $ 23,500
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      (Gain) loss on sale of investments             800    (       800)
      Loss on disposal of assets                     200          6,400
      Depreciation and amortization               52,100         48,500
      Change in assets and liabilities:
        Accounts receivable                  (    31,300)   (   108,700)
        Inventories                          (    40,800)        76,000
        Prepaid expenses and other
         current assets                           14,000         23,400
        Other assets                               9,000         25,800
        Accounts payable                          36,400    (     8,300)
        Accrued expenses                          80,200    (    23,400)
        Deferred compensation                (     9,100)   (    21,200)
                                             ------------   ------------
         Total adjustments                       111,500         17,700
                                             ------------   ------------
                  Net cash provided by
                   operating activities          250,800         41,200
                                             -----------    ------------
Investing activities:
  Purchase of investment securities,
    available for sale                       (   171,600)   (   227,000)
  Purchase of investment securities,
    held to maturity                                -       (    72,600)
  Redemptions of investment securities,
    available-for-sale                            92,600         80,000
  Redemptions of investment securities,
    held to maturity                             130,800        110,600
   Capital expenditures                      (    49,400)   (    51,900)
   Proceeds from sale of fixed assets                200         31,000
   Purchase of intangible assets                    -       (    12,800)
                                             ------------   ------------
                 Net cash provided by (used in)
                  investing activities             2,600    (   142,700)
                                             ------------   ------------
Financing activities:
  Exercise of stock options                       12,900          6,600
  Cash dividend declared and paid            (    48,300)          -
                                             ------------   ------------
                Net cash provided by
                 (used in) financing
                  activities                 (    35,400)         6,600
                                             ------------   ------------
Net increase (decrease) in cash and cash
  equivalents                                    218,000    (    94,900)

Cash and cash equivalents, beginning of year     107,600        296,800
                                             ------------   ------------
Cash and cash equivalents, end of period     $   325,600    $   201,900
                                             ============   ============
Supplemental disclosures:
    Cash paid during the period for:
     Income Taxes                             $      200    $    29,800

      See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     General: The accompanying unaudited interim consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. The results for the three and nine months ended March 31, 2004, are not necessarily an indication of the results of the full fiscal year.

 1.  Significant accounting policies:

 Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation and an inactive wholly owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.

 2.  Line of Business and Concentrations:

     The Company is engaged in the manufacturing and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that it has only one reportable segment. Sales of the Company's principal product, the Vortex-Genie(R) 2 mixer, accounted for approximately 76% and 77% of net sales for the three month periods ended March 31, 2004 and 2003, respectively and 77% and 82% of net sales for the nine month periods ended March 31, 2004 and 2003, respectively.

     The Company's export sales (principally Europe and Asia) were approximately $414,000 and $341,700 for the three month periods ended March 31, 2004 and 2003, respectively, and $1,165,800 and $1,224,000 for the nine month periods ended March 31, 2004 and 2003, respectively.

     Three of the Company's customers accounted in the aggregate for 49% and 53% of net sales for the three month periods ended March 31, 2004 and 2003, respectively, and 54% and 51% of total net sales for the nine month periods ended March 31, 2004 and 2003, respectively.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (continued)


 3.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                      March 31, 2004
                                      --------------
     Raw Materials                      $    543,400
     Work in process                          34,800
     Finished Goods                           44,800
                                      --------------
                                        $    623,000
                                      ==============

 4.  Net income per common share:

     Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding.
 Diluted net income per common share includes the dilutive effect of stock options and a warrant.


     Net income per common share was computed as follows:

                           For the Three Month   For the Nine Month
                           Periods Ended         Periods Ended
                           March 31,             March 31,
                           -------------------   -------------------
                              2004     2003         2004     2003
                           -------------------   -------------------
 Net income                $ 48,600  $  23,800   $ 139,300 $  23,500
                           ========  =========   ========= =========
 Weighted average common
 shares outstanding         964,398    957,474    961,817    954,180

 Effect of dilutive
  securities                 72,676     32,776     48,971     41,865
                           --------  ---------   --------  ---------
 Weighted average
  dilutive common shares
  outstanding             1,037,074    990,250  1,010,788    996,045
                          =========  =========  =========  =========
 Net income per common
  share - basic           $   .05    $   .02    $   .14    $   .02

 Net income per common
  share - diluted         $   .05   $    .02    $   .14    $   .02


 5.  Comprehensive Income:

     There was no significant difference between net income and comprehensive income for the three and nine month periods ended
 March 31, 2004 and 2003.

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

                          For the Three Month    For the Nine Month
                          Periods Ended          Periods Ended
                          March 31,              March 31,
                          -------------------    ------------------
                             2004      2003        2004      2003

 Net income:
    As reported          $ 48,600     $23,800    $139,300   $23,500
    Pro Forma              48,300      23,500     135,700    23,000

 Net income per common and
  common equivalent share:
    Basic - as reported     $ .05      $ .02       $ .14      $ .02
    Basic - pro forma       $ .05      $ .02       $ .14      $ .02
    Diluted - as reported   $ .05      $ .02       $ .14      $ .02
    Diluted - pro forma     $ .05      $ .02       $ .13      $ .02

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, impact of competition, the ability to reach final agreements, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

 We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

 Liquidity and Capital Resources

 Net cash provided by operating activities was $250,800 for the nine month period of the current fiscal year as compared to $41,200 in the comparative period for 2003. The principal factors accounting for the difference were (i) higher net income, (ii) lower increase in accounts receivable by $77,400 because of an unusually large sale to a foreign customer during the three months ended March 31, 2003,and (iii) a $103,600 increase in accrued expenses mainly due to customer allowances and income tax accruals. Cash provided by investing activities was $2,600 for the current period as compared to $142,700 (used in) the nine months ended March 31, 2003 reflecting lesser purchases of investment securities and greater amount of redemptions during the current year and a sale in the prior year period of a previously leased auto related to the termination of the Company's former chief executive officer. The principal reason that cash (used in) financing activities was $35,400 compared to cash provided of $6,600 in the prior year period was the $48,300 cash dividend declared and paid in March 2004. As a result of the foregoing, cash and cash equivalents increased by $218,000 to $325,600 as of March 31, 2004 from a balance of $107,600 as of June 30, 2003.

 The Company's working capital as of March 31, 2004 increased $108,800 to $1,783,800 compared to $1,675,000 at June 30, 2003.
 The increase was generated from profitable operations, partially offset by the cash dividend. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank which expires on November 1, 2004 with interest at prime, all of which was available as of March 31, 2004. Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 Results of Operations

 Financial Overview

 Commencing in January 2003, the Company substantially increased its marketing and product development efforts and expenditures under its revised strategy for sales growth with (i) the employment of a Director of Sales and Marketing, (ii) an expanded promotion and advertising program, and (iii) increased commitment of funds to research and development activity.

 The Company also intensified its efforts to increase the Company's profitability by continuing to seek economies through a search for alternative, lower cost quality sources for its material components (mostly from overseas), and evaluating its labor requirements on an ongoing basis for achievement of overall cost reductions.

 Primarily as a result of these factors, the Company reflected increases for the three and nine month periods ended March 31, 2004 over the three and nine month periods ended March 31, 2003 as follows:
     *        Increases in net sales of 8.1% and 5%, respectively.
     * Increases in gross profit margin percentages of 6.4% and 6.2%, respectively.
     * Increases in selling expenses of 10.3% and 77.4%, respectively.
     * Increases in research and development expenses of 48.7% and 39.1%, respectively.

 These increases in sales and gross profit margins were the principal reason for the improvement in net income to $48,600 and $139,300 for the three and nine months ended March 31, 2004 from $23,800 and $23,500, respectively for the year earlier comparable periods.

 The Three Months Ended March 31, 2004 Compared with the Three
 Months Ended March 31, 2003.

 Net sales for the three months ended March 31, 2004 increased by $64,300 (8.1%) to $856,900 from $792,600 for the three months ended March 31, 2003, primarily the result of a $40,000 increase to $648,000 in sales of our Vortex-Genie 2(R) mixer, mainly to overseas customers, a $31,000 increase to $151,000 from $123,000 in sales of our new products, especially the Vortex Genie(R) 1 and Vortex-Genie 2T, and higher product accessory sales for all of our products. The gross profit was $401,800 for the three months ended March 31, 2004, a gross profit margin of 46.9% as compared with $320,700, a gross profit margin of 40.5% for the three months ended March 31, 2003, primarily due to increased overseas purchases of material components for the Vortex-Genie(R) 2 mixer at lower cost, and lower labor and labor related costs.

 There was little change in general and administrative expenses for the three months ended March 31, 2004 - a slight increase of $3,500 to $170,100 from $166,600 for the three months ended March 31, 2003.

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 Selling expenses for the three months ended March 31, 2004 increased $6,500 (10.3%) to $69,900 as compared to $63,400 for the three months ended March 31, 2003, mainly due to advertising expenses which the company began incurring at the end of fiscal year 2003.

 Research and development expenses increased by $30,700 (48.7%) to $93,800 for the three months ended March 31, 2004 from $63,100 for the comparable prior year period as a result of increased new product development.

 The Company's income before income taxes increased $43,400 (144%) to $73,600 for the three months ended March 31, 2004 compared to $30,200 for the three months ended March 31, 2003.

 The increase in income tax expense for the three months ended
 March 31, 2004 to $25,000 from $6,400 was a result of the higher income for the current period.

 As a result of the foregoing, net income was $48,600 as compared to $23,800 for the comparable period last year.

 The Nine Months Ended March 31, 2004 Compared with the Nine Months Ended March 31, 2003.

 Net sales increased $123,900 (5.0%) to $2,600,500 for the nine months ended March 31, 2004 compared to $2,476,600 for the nine months ended March 31, 2003, primarily due to a $170,000 increase to $464,000 from $294,000 in sales of our new products, especially the Disruptor Genie(TM), Vortex Genie 1 and Vortex Genie 2T and product accessories for all of our products, offset slightly by a $24,000 decline to $2,011,000 in the sales of our Vortex-Genie 2 mixer and certain customer allowances.

 The gross profit margin of 46.9% for the nine months ended March 31, 2004, was higher than the gross profit margin of 40.7% for the nine months ended March 31, 2003 primarily due to higher margins on average of our new products, increased overseas purchases of material components for the Vortex-Genie 2 mixer at lower cost, and lower labor and labor related costs.

 General and administrative expenses for the nine months ended March 31, 2004 were $497,100, a decrease of $140,300 (22.0%) from
 $637,400 for the nine months ended March 31,2003 which period suffered $72,300 of proxy costs in connection with the proxy contest initiated by the former Chief Executive Officer, and costs incurred in connection with termination of his employment in August 2002.

 Selling expenses for the nine months ended March 31, 2004 increased $108,400 (77.4%) to $248,400, from $140,000 for the nine months ended March 31, 2003, the result of the Company's expansion of its sales and marketing functions, including the hiring of a new director of sales and marketing in January 2003, incurrence of advertising expenses and other marketing activities.

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 Research and development expenses increased by $81,100 (39.1%) to $288,500 for the nine months ended March 31, 2004 from $207,400 for the comparable prior year period as a result of increased new product development.

 The Company's income before income taxes increased to $199,300 for the nine months ended March 31, 2004 compared to $29,900 for the nine months ended March 31, 2003.

 As a result of the higher income for the period, income tax expense was $60,000, compared to $6,400 in the prior year comparable period.

 As a result of the foregoing, net income increased to $139,300 from $23,500 for the nine month year earlier comparable period.

 PART II   OTHER INFORMATION


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit Number:   Description

          31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          32.1         Certification of Chief Executive
                       Officer and Chief Financial Officer
                       pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

                       Registrant filed reports on Form 8-K on
                       February 26, 2004 and March 3, 2004
                       reporting under Item 5, Other Events
                       and Regulation FD Disclosure.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


                              SIGNATURE


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                               Scientific Industries, Inc.
                               Registrant


                               /s/Helena R. Santos
                               ___________________
                               Helena R. Santos
                               President, Chief Executive Officer,
                               Treasurer, and Chief Financial Officer

 Date: May 17, 2004