Form 10KSB
period 2004-06-30
SCIENTIFIC INDUSTRIES INC
filed 2004-09-27
CIK 87802

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-KSB
(Mark One)

(    X   )ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934
               For the fiscal year ended     JUNE 30, 2004
                                             _____________


(        )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the transition period from______to_______

               Commission file number 0-6658
                                      ______


                     SCIENTIFIC INDUSTRIES, INC.
                     ___________________________

           (Name of Small Business Issuer in Its Charter)

       DELAWARE                               04-2217279
       ________                               __________
(State or Other Jurisdiction of              (I.R.S. Employer
 Incorporation or Organization)               Identification No.)

70 ORVILLE DRIVE, BOHEMIA, NEW YORK          11716
___________________________________          __________
(Address of principal executive offices)     (Zip Code)


Issuer's telephone number (631) 567-4700
                          ______________

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class                    Name of each exchange
                                            on which registered
         ________                                 _________
           None                                      None

Securities registered under Section 12(g) of the Exchange Act:

               COMMON STOCK, PAR VALUE $.05 PER SHARE
                          ________________
                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year. $3,532,600
                                                   __________

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 3, 2004 is $1,154,500.

The number of shares outstanding of the issuer's common stock, par value $.05 per share ("Common Stock") as of September 3, 2004 is 975,541 shares.


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

                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

        General. Scientific Industries, Inc., a Delaware corporation (the "Company"), formed in 1954, designs, manufactures, and markets a variety of laboratory equipment. The Company's products are generally used for research purposes in research laboratories in or used by universities, hospitals, pharmaceutical companies, clinics, medical device manufacturers and other related industries.

        Products. The Company's products principally consist of mixers and shakers, rotators/ rockers, refrigerated incubators and magnetic stirrers.

         The Company's primary product is the Vortex-Genie(R) 2 Mixer. The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds. Sales of the Vortex-Genie 2 Mixer and related accessories represented approximately 83% of the Company's revenues for the year ended June 30, 2004 ("fiscal 2004") as compared with 87% of the Company's revenues for the year ended June 30, 2003 ("fiscal 2003").

        The Company introduced in the year ended June 30, 2002 ("fiscal 2002") the Vortex-Genie 2T, a mixer with an integral timer, the Vortex-Genie 1, a high speed touch mixer, and the Disruptor Genie(TM), a patented cell disruptor. In addition, during fiscal 2004, the Company began offering cell disruption media to be used with the Disruptor Genie. Revenues from all three products in fiscal 2004 were more than twice their revenues in fiscal 2003. In general, it takes two to three years for a product to begin generating meaningful sales in the industry due to the catalog distribution system.

        The Company recently introduced the Microplate Genie(TM), another specialty mixer designed specifically to mix and vortex the contents of microplates.

        The Company's Roto-Shake Genie(R), a patented benchtop multi-purpose rotator/rocker is designed by the Company to rotate and rock a wide variety of containers which are magnetically attached to the unit's magnetized platform. The Enviro-Genie(R) Refrigerated Incubator and the BioReactor Genie(TM) Cell Culture Chamber (the latter introduced during fiscal 2003), are multi-functional benchtop environmental chambers designed to perform various functions under controlled environmental conditions of temperature. The Bag Rotator, is another product that mixes transfer packs and other sealed bags for the clinical market.

        During fiscal 2004, the Company launched the Magstir Genie(TM), a new patented magnetic stirrer, which is programmable and offers a unique low to high speed range. The Company is currently working on the development of several other magnetic stirrers to be introduced in the near term.

        Product Development. The Company designs and develops substantially all of its products. Its personnel formulate plans and concepts for new products and improvements or modifications to existing products. It also engages outside consultants to augment its capabilities in such areas as industrial design. The Company is currently working on the development of several new products, some of which it anticipates will be introduced during the year ended June 30, 2005 "fiscal 2005". The Company assembles its products at its factory using components purchased from various domestic and international sources.

        Marketing. Commencing in January 2003, the Company substantially increased its marketing efforts and expenditures under its revised strategy for sales growth with: (i) the employment of a Director of Sales and Marketing; (ii) the entry into a long-term agreement providing for a substantial increase in the services of its outside marketing consultant, who earlier had been a marketing employee of the Company's principal distributor and who was elected a Director of the Company at the Annual Meeting of Stockholders in November 2002, and (iii) an expanded promotion and advertising program. The Company also engaged several independent sales representatives for marketing and selling certain products.

        The Company's products are generally distributed and marketed through an established network of domestic and foreign laboratory equipment distributors. The Company also markets its products through attendance of industry trade shows, trade publication advertising, brochures and catalogs, independent sales representatives, and its own web site. Sales of products through the Company's website, with e-commerce introduced in fiscal 2004, have been and are expected to be insignificant in view of the type of customer for the Company's products.

        Production Materials. The Company's production operation principally involves assembly of components supplied by various independent suppliers. The Company does not rely on any one supplier, except as to a few components where it is not practicable to have multiple suppliers but alternative suppliers are available.
 The Company anticipates to continue effecting purchasing economies through continued purchases of components from overseas vendors.

        Patents, Trademarks, Licenses and Franchises. The Company holds several United States patents relating to existing products. It licenses one of its patents, a patent on a utilitarian feature of its Vortex-Genie 2 Mixer on a non-exclusive, royalty-free basis to Henry Troemner, LLC, ("Troemner"), under an agreement dated December 1, 1999 settling a lawsuit instituted by the Company in April, 1999. This license expires on November 2, 2005, the expiration date of the patent. The Company's patent for the TurboMix(TM), an attachment to the existing Vortex-Genie 2 Mixer, expires in September 2015. Its patent on the Roto-Shake Genie expires in July 2016. During the last two fiscal years, the Company applied for a new patent and filed several trademark applications, all of which are currently pending. The Company intends to apply for additional patents and trademarks, when appropriate, for technology, products, and marks which it considers important for the protection of its business. No assurance can be given that any patent or trademark application will result in the issuance of a patent or trademark, or if granted, will provide effective protection.

        The Company has various proprietary marks, including BioReactor Genie(TM), Disruptor Beads(TM), Disruptor Genie(TM), Enviro-Genie(TM), Genie(TM), MagStir Genie(TM), Microplate Genie(TM), Roto-Shake Genie(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product.

        Foreign Sales. The Company's foreign sales to various distributors outside the United States (principally Asia and Europe) accounted for approximately 42.5% of the Company's net sales for fiscal 2004 and 48.6% for fiscal 2003. Such sales are paid in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

        Seasonality. The Company does not consider its business to be seasonal.

        Major Customers. Sales, predominantly of the Vortex-Genie 2 Mixer, to two of the Company's customers, each a major distributor, represented in the aggregate approximately 42% of net sales for fiscal 2004 and for fiscal 2003. The loss of either customer or a material reduction in their purchases, as experienced during fiscal 2003, could have a material adverse effect upon the operating results of the Company.
       Backlog. The Company's backlog is not significant because the Company's current line of products is comprised of standard catalog items. The typical lead time for order fulfillment is approximately two weeks or less.

       Competition.   Most of the Company's competitors are
substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon quality, technical specifications, price, and product recognition and acceptance. The Company believes it is a dominant factor in the market for vortex mixers in the United States and is widely recognized in the international vortex mixers market.

        In the general area of laboratory equipment, the Company's major competitors are Troemner, Barnstead/Thermolyne Corporation, (an Apogent Technologies Company recently merged with Fisher Scientific, the Company's principal customer), IKA-Werke GmbH & Co. KG, a German company, and Heidolph Instruments GmbH, a German company. Since the Company's products are primarily sold through distributor catalogs, the Company relies heavily on the distributors' decisions as to which products they include in their catalogs. The Company is uncertain as to the future effect on sales to its largest customer as a result of the recent merger between one of its major competitors and Fisher Scientific, its principal customer.

        Research and Development. In connection with the development of new products, the Company incurred research and development expenses of $364,800 during fiscal 2004 compared to $292,300 during fiscal 2003. The Company expects to continue its program of increased product diversification in fiscal 2005.

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

        Employees.  As of September 3, 2004, the Company employed
20 persons of which 18 were full-time, including its two executive officers. None of the Company's employees are represented by any unions.

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


THE COMPANY OFFERS A LIMITED NUMBER OF PRODUCTS WITH SALES OF ONE
PRODUCT  ACCOUNTING FOR A SUBSTANTIAL PORTION OF ITS REVENUES

         The Company currently offers for sale a limited number of products, with sales of its Vortex-Genie 2 Mixer and accessories related thereto accounting for approximately 83% of the Company's sales for fiscal 2004 and 87% for fiscal 2003. In the past few years, there have been new entrants into the vortex mixer market. The competitive mixers are being aggressively marketed by the same distributors that offer the Company's mixers. Total units and sales amounts derived from the Vortex-Genie 2 Mixer were slightly higher in fiscal 2004 compared to fiscal 2003. No assurance can be given that the Company will be able to increase or maintain its current level of sales of the Vortex-Genie 2 Mixer or that the operating margin derived therefrom will not be adversely affected.

DEPENDENCE ON MAJOR CUSTOMERS

        The industry is dominated in the U.S. by two major laboratory equipment distributors, Fisher Scientific and VWR International, both which currently distribute the Company's products. Total sales to these two customers accounted for approximately 42% of the Company's total sales in the last two fiscal years. Fisher Scientific recently completed in 2004 a merger with Apogent Technologies, which owns Barnstead/Thermolyne, a competitor of the Company. No representation can be made at this time as to the effect of this merger on sales of the Company's
products to Fisher Scientific.   A material reduction in sales to
either distributor would have a material adverse effect on the results of operations of the Company.

THE COMPANY'S ABILITY TO GROW AND COMPETE EFFECTIVELY IS IN PART
DEPENDENT ON ITS ABILITY TO DEVELOP AND EFFECTIVELY MARKET NEW
PRODUCTS

        During the past six years, the Company has pursued a program to develop and market new laboratory equipment with a view to increasing its revenues and reducing its dependence on the Vortex-Genie 2 Mixer. Pursuant to the program, the Company first developed and introduced the Roto-Shake Genie rotator/rocker and then the Enviro-Genie refrigerated incubator. During fiscal 2002, the Company began selling three new products which generally target the vortex mixer market - Vortex-Genie 1 touch mixer, Vortex-Genie 2T timed mixer, and the Disruptor Genie cell disruptor. More recently, the Company introduced the Magstir Genie(TM) magnetic stirrer and the Microplate Genie(TM) microplate mixer, with additional products currently under development.

        Revenues derived from products other than the Vortex-Genie
2, (excluding accessories) amounted to $643,000 and $423,900, respectively, for fiscal 2004 and fiscal 2003. The Company historically has relied primarily on its distributors and their catalogs to market its products. Accordingly, it may be at least
24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered. The

Company has recently expanded and revised its marketing program including hiring a Director of Sales and Marketing, and engaging several independent sales representatives to handle certain products. Sales of new products are still heavily dependent on their inclusion in distributors' catalogs and websites, since the majority of the end users purchase through distributors. To encourage distributors to include the products in their catalogs and websites, the Company established a new pricing policy for calendar year 2005 with a revised discount structure.
No assurance can be made that the amounts allocated by the Company for its development and marketing program will prove beneficial to the Company or that the pricing policy will result in the inclusion of any particular product in a distributor's catalog and website.

THE COMPANY IS HEAVILY DEPENDENT ON OUTSIDER SUPPLIERS FOR THE
COMPONENTS OF ITS PRODUCTS

         While the Company believes there are several suppliers available for all of its components, it presently relies on one source for each of several components. The disruption or termination of the operations of such sources could have an adverse effect, hopefully of short duration, on the Company's results of operation. Furthermore, the Company intends to continue purchasing components from overseas vendors. Such increased reliance could increase the risks of the Company's operation including those arising from government controls, foreign conditions, custom duties, changes in both foreign and United States government policies, and the reliability and financial condition of such suppliers.

THE COMPANY IS A SMALL PARTICIPANT IN ITS HIGHLY COMPETITIVE INDUSTRY

        Although the Company's principal product, the Vortex-Genie 2 Mixer, has been widely accepted, the Company is an insignificant factor in the highly competitive laboratory products industry. The Company's net sales for fiscal 2004 and fiscal 2003 were $3,532,600 and $3,257,100, respectively. Its principal competitors are substantially larger and have much greater financial, production and marketing resources than the Company.

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

        There can be no assurance that the expiration of the design patent will not be materially harmful to the Company's revenues or that the Company will be successful in obtaining additional patents, that any patent issued to the Company provides or will provide the Company with competitive advantages or will not be challenged by third parties or that the patents of others will not prevent the commercialization of products developed by the Company.
 Furthermore, there can be no assurance that others will not independently develop similar products or design around the Company's patents. Any of the foregoing activities could have a material adverse effect on the Company. Moreover, there is no assurance that the enforcement by the Company of its patent rights will not result in substantial litigation costs, as it did in fiscal 2000 in the defense of its proprietary claim with respect to its Vortex-Genie 2 Mixer.

THE COMPANY HAS LIMITED MANAGEMENT RESOURCES

        Mr. Lowell A. Kleiman, had been the Company's President and Chief Executive Officer until the termination of his employment on August 29, 2002. Ms. Helena Santos who had been its Vice President
  Controller was then appointed its Chief Executive Officer, President and Treasurer and Mr. Robert Nichols who had been its Vice President - Engineering was then appointed its Executive Vice President. Any material expansion of the Company's operations could place a significant additional strain on the Company's limited management resources. Furthermore, the loss of either Ms. Santos or Mr. Nichols in the absence of an equally qualified successor could be materially adverse to the Company's results and financial condition.

THE COMMON STOCK OF THE COMPANY IS THINLY TRADED AND IS SUBJECT TO
VOLATILITY

        The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. As of September 23, 2004, there were only 975,541 shares of Common Stock of the Company outstanding, of which 330,815 shares are held by the directors and officers of the Company. There have been a number of trading days during fiscal 2004 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

ITEM 2.  DESCRIPTION OF PROPERTY.

        The Company's executive offices and manufacturing facilities comprising approximately 25,000 square feet are located at 70 Orville Drive, Bohemia, New York 11716. They are held pursuant to a lease which was amended in September 2004, principally to extend the expiration date from December 31, 2004 to January 31, 2010, and to reduce the minimum base annual rent. The leased facilities are suitable and adequate for such use. In the opinion of management, the property is adequately covered by insurance. See Note 8 to the Financial Statements in Item 7 for further information about the Company's lease obligations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

   (a) The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2003 and fiscal 2004, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

        For Fiscal Quarter Ended:           Low Bid        High Bid
        _________________________           _______        ________

        09/30/02                            1.10           1.80
        12/31/02                            1.05           1.50
        03/31/03                            1.05           1.15
        06/30/03                            1.05           1.15
        09/30/03                            1.12           1.20
        12/31/03                            1.20           1.50
        03/31/04                            1.50           1.85
        06/30/04                            1.85           2.00


     (b) There were, as of September 3, 2004, 861 record holders of the Company's Common Stock.

     (c) On March 15, 2004, The Company paid a cash dividend of $.05 per share to stockholders of record on March 4, 2004. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF   OPERATIONS.

        Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, impact of competition, the ability to reach final agreements, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

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

The Company's net income for fiscal 2004 increased by $184,900 to $248,700 from $63,800 for fiscal 2003 primarily as a result of the following factors.

       *      An increase of 8.5% in net sales.
       * An increase in gross profit margin percentage from 41.2% to 47.2%.
       * A decrease of 13.3% in general and administrative expenses.
       *      An increase of 43.2% in selling expenses.
       * An increase of 24.8% in research and development expenses.

        Results of Operations.   Net sales for fiscal 2004 were
$3,532,600, an increase of $275,500 (8.5%) compared to net sales of $3,257,100 for fiscal 2003. The increase is primarily due to higher sales of the products introduced in the last few fiscal years, principally the Disruptor Genie, Vortex-Genie 2T, and Vortex-Genie 1. Sales of new products (excluding accessories) increased from $423,900 in fiscal 2003 to $648,000 in fiscal 2004. The gross profit percentage for fiscal 2004 of 47.2% exceeded the gross profit percentage of 41.2% for fiscal 2003, mostly as a result of production economies (principally increased overseas purchases of material components at lower cost), higher margins on average of the new products, and lower labor costs resulting from efficiencies.

        General and administrative ("G&A") expenses were $686,700 for fiscal 2004, a decrease of $105,000 (13.3%) compared to $791,700 in fiscal 2003, mostly due to the incurrence of $72,300 of proxy costs in fiscal 2003 in connection with the proxy contest initiated by the former Chief Executive Officer, and costs incurred in connection with termination of his employment in August 2002.

        Selling expenses for fiscal 2004 increased $93,300 (43.2%) to $309,300 compared to $216,000 for fiscal 2003 as a result of the Company's expansion of its sales and marketing functions, including the hiring of a Director of Sales and Marketing in January 2003, and significantly increased promotional and advertising expenditures.

        Research and development expenses increased by $72,500
(24.8%) to $364,800 for fiscal 2004 compared to $292,300 for fiscal 2003, as a result of increased new product development.

        Income tax expense was $77,000 for fiscal 2004 compared to a tax benefit of $11,500 for fiscal 2003.

       Liquidity and Capital Resources. Net cash provided by operating activities was $338,000 for fiscal 2004 compared to $16,100 for fiscal 2003, mainly the result of the increase in net income. Cash used in investing activities decreased to $168,900 for fiscal 2004 compared to $211,900 for fiscal 2003, reflecting lesser purchases of investment securities and greater amount of redemptions, and a sale in the prior year of a previously leased auto related to the termination of employment of the Company's former chief executive officer. Cash used in financing activities increased to $35,300 for fiscal 2004 compared to $6,600 provided in fiscal 2003, primarily as a result of the cash dividend declared and paid in March 2004. As a result of the foregoing, the Company's cash and cash equivalents increased by $133,800 to $241,400 as of June 30, 2004 compared to $107,600 as of June 30, 2003.

        On September 21, 2004, the Board of Directors of the
Company declared a cash dividend of $.07 per share of Common Stock payable on January 14, 2005 to holders of record as of the close of business on October 20, 2004.

        The Company's working capital increased $308,300 to $1,983,300 from $1,675,000. The increase was primarily generated from profitable operations. The Company has available a secured bank line of credit of $200,000 with North Fork Bank which expires on November 1, 2004 and carries interest at prime. The Company will seek to extend the credit line which has never been utilized.
Management believes that it will be able to meet its cash flow requirements during the fiscal year ending June 30, 2005 from its available financial resources which are anticipated to include future cash generated from operations, its cash and cash equivalents and investments, and if required, the credit line.

       Capital Expenditures. During fiscal 2004, the Company incurred $53,400 in capital expenditures. The Company expects to incur capital expenditures at approximately the same level during fiscal 2005. It is anticipated, as in past fiscal years, that capital expenditures, will be funded from the Company's operations or available working capital.

ITEM 7.   FINANCIAL STATEMENTS.

       The Financial Statements required by this item are attached hereto on pages F1-F18.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

ITEM 8B.  OTHER INFORMATION.

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

        Arthur M. Borden, Esq. (age 84), a Director since 1974, has been counsel to the law firm of Katen Muchin Zavis Rosenman
(formerly Rosenman & Colin) during the past five years.

        Joseph G. Cremonese (age 68), a director since November 2002, has been a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies engaged in the production and sale of products for science and biotechnology. Since March 2003, Mr. Cremonese has been a director of and consultant to Proteomics, Inc., a producer of recombinant proteins for medical research. Mr. Cremonese had been, prior to 1991, employed by Fisher Scientific (the Company's largest customer).

        Joseph I. Kesselman (age 79), a Director since 1961 and Chairman of the Board since August 29, 2002, is a consultant to various corporations, and a director of Nuclear and Environmental Protection Inc., Hopare Holding, S.A. (a Swiss company), and Infranor Inc., a developer and manufacturer of servo systems.

        Roger B. Knowles (age 78), a Director since 1965, is retired and during the past five years has been involved in liquidating various real estate and manufacturing concerns.

        James S. Segasture (age 68), a Director since 1991, has been a private investor since February 1990.

        The Directors of the Company are elected to two-year staggered terms. The terms of the Directors currently expire at the annual meeting of stockholders of the Company to be held at the next annual meeting following: the fiscal year ended June 30, 2004
- one Director (Mr. Kesselman, Class B), the fiscal year ending June 30, 2005 - two Directors (Messrs. Cremonese and Knowles, Class
C) and the year ending June 30, 2006 - two Directors (Messrs. Borden and Segasture, Class A). Mr. Kesselman is Chairman of the Board.

BOARD COMMITTEES

        Joseph I. Kesselman and James S. Segasture have been appointed as the sole members of the Company's Stock Option
Committee to serve at the discretion of the Board and to administer the Company's 2002 Stock Option Plan.

        The Company does not currently have any other committees.
The Board of Directors acts as the Company's Audit Committee.

EXECUTIVE OFFICERS

        Helena R. Santos, CPA (age 40), employed by the Company since 1994, was appointed in August 2002 as President, Chief Executive Officer and Treasurer. Prior to said appointment she served as Vice President, Controller from 1997 and Secretary from May 2001. She was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

        Robert P. Nichols (age 43), employed by the Company since February 1998, was appointed in August 2002 as Executive Vice President. He had been Vice President, Engineering from May 2001.
 Prior to joining the Company, he was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The Company believes that, for the year ended June 30, 2004, all filing requirements of Section 16(a) of the Securities
Act of 1934, as amended, applicable to its officers, directors and 10% stockholders were complied with timely.

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table summarizes all compensation paid by the Company to its then Chief Executive Officer and President with respect to each of the three fiscal years ended June 30, 2004. No other executive officer earned in excess of $100,000 in any of such fiscal periods.

                     SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION
                         ___________________
                                                  All Other
                    Fiscal                          Compen-
Name                Year      Salary     Bonus      sation
________________    _______   ________   _______    ___________
Helena R. Santos(1)  2004     $100,000   $   -      $   -
Helena R. Santos     2003     $ 76,000   $   -      $   -
Lowell A. Kleiman(1) 2003     $ 53,300   $   -      $ 19,500(2)
Lowell A. Kleiman    2002     $160,000   $   -      $   -

(1) Ms. Santos was appointed Chief Executive Officer and President on August 29, 2002 following the termination of Mr. Kleiman's employment.

(2) Represents accrued benefits paid to Mr. Kleiman upon the termination of his employment.



                  OPTION GRANTS IN LAST FISCAL YEAR


There were no options granted to officers during fiscal year 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION
VALUES
                                      Number of
                 Shares of            Securities     Value of
                 Common               Underlying     Unexercised
                 Stock                Unexercised    in-the-money
                 Acquired             Options        Options
                 On         Value     at FY-End (#)  at FY-End($)
                 Exercise   Realized  Exercisable/   Exercisable/
Name             (#)        ($) (1)   Unexercisable  Unexercisable(1)
________________ _________  ________  _____________  _______________
Helena R. Santos 9,000      9,300     15,000/0       21,300/0

(1) Calculated by multiplying the number of shares of Common Stock subject to options by the difference between the market price and exercise price, per share, on date of exercise and June 30, 2004, respectively.

Employment Agreements

        On September 1, 2004 the Company entered into new employment agreements with Ms. Helena R. Santos and Mr. Robert P. Nichols replacing employment agreements that were entered into in January 2003. The new agreements increased their base salaries by $10,000 each - to $110,000 for Ms. Santos and $105,000 for Mr.
Nichols. The new agreements also extended their employment period to December 31, 2006. They otherwise contain substantially the same provisions as the replaced agreements, including annual bonuses at the discretion of the Board and noncompetition and confidentiality covenants.

DIRECTORS' COMPENSATION

        The Company currently pays each non-employee Director a quarterly retainer of $750 and a fee of $500 for each meeting attended, plus reimbursement for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Joseph I. Kesselman, as Chairman of the Board, has received in addition since March 2003 a monthly fee, which increased to $750 on February 24, 2004 from $500. During fiscal 2004, the Company paid fees in the aggregate amount of $35,000 to non-employee Directors.

        Pursuant to the Company's 1992 Stock Option Plan ("1992 Plan") options to purchase 3,000 shares of Common Stock at the then fair market value were granted to each non-employee director who was on the Board of Directors on the first business day of each March, in 1993, 1994, 1995, and 1996, namely Messrs. Borden, Kesselman, Knowles and Segasture. In addition, in December 1997, the Board of Directors approved annual grants under the 1992 Plan beginning in December 1997 of options to purchase 4,000 shares of Common Stock for each non-employee director exercisable at the fair market value on the date of grant. Accordingly, as of June 30, 2004, the Company had granted under the 1992 Plan in the aggregate to the foregoing four non-employee Directors options to purchase 128,000 shares of Common Stock, or options to purchase 32,000 shares of Common Stock for each. The fair market value per share of Common Stock on the dates of grant ranged from $0.50 for options granted in 1993 to $2.40 in 2002. As of June 30, 2004, options under the 1992 Plan with respect to 46,000 shares had been exercised by the Directors. They had exercised options with respect to 48,000 shares granted to them prior to the adoption of the 1992 Plan.

        Under the Company's 2002 Stock Option Plan ("2002 Plan"), none of the directors at the time of the Plan's approval by stockholders in 2002 were eligible to receive option grants. Mr. Joseph G. Cremonese who was elected Director at the 2002 Annual Meeting, was granted on December 1, 2003 an option to purchase 5,000 shares of Common Stock at the fair market value of $1.35.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth, as of year end, the number of shares of Common Stock beneficially owned by (i) the persons known to the Company to be the owners of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. The address for each director and executive officer is c/o Scientific Industries, Inc., 70 Orville Drive, Bohemia, New York 11716.

                     Amount and
Name                 Nature of Beneficial Ownership    % of Class
_________________________________________________________________
Lowell A. Kleiman                139,581 (1)              14.5%
16 Walnut Street
Glen Head, NY 11545

Arthur M. Borden                  62,540 (2)               6.3%
Joseph G. Cremonese               20,000 (3)               2.1%
Joseph I. Kesselman               63,520 (4)               6.4%
Roger B. Knowles                  75,705 (5)               7.7%
James S. Segasture               187,250 (6)              19.4%
Helena R. Santos                  21,000 (7)               2.1%

All directors and  executive
officers as a group (7 persons)  457,815 (8)              41.5%

(1) Based on information reported in his Schedule 13D filed with the Securities and Exchange Commission on October 30, 2002.
(2)    Includes 26,000 shares issuable upon exercise of options.
(3) 15,000 shares are owned jointly with his wife and 5,000 shares are issuable upon exercise of options.
(4) Includes 26,000 shares issuable upon exercise of options and 735 shares of Common Stock owned jointly with his wife.
(5) Includes 26,000 shares issuable upon exercise of options, 44,158 shares owned by his wife, and 1,337 shares owned by a trust of which he is a trustee, beneficial ownership of which is disclaimed by him.
(6) Includes 4,000 shares issuable upon exercise of options and 493 shares owned by his wife.
(7)    Includes 15,000 shares issuable upon exercise of options.
(8)    Includes 127,000 shares issuable upon exercise of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In January 2003, the Company entered into a consulting agreement with Mr. Joseph G. Cremonese, who was elected a Class C Director at the Annual Meeting of Stockholders in November 2002 and has been providing the Company with consulting services as an independent marketing consultant for approximately seven years.
The consulting agreement provides that Mr. Cremonese and his affiliate, Laboratory Innovation Company, Ltd. will, at the request of the Company, render for the period January 1, 2003 through December 31, 2004 marketing consulting services of at least 80, but not more than

96 days per year at the rate of $450 per day with a monthly cap of $3,000, with the Company's obligation reduced to the extent the consulting services are less than 80 days for the 12 month period. The agreement contains confidentiality and non-competition covenants. During fiscal 2004, the Company paid Mr. Cremonese an aggregate of $33,200 for his consulting services to the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

       The exhibits to this report are listed in the Exhibit Index at the end of this report.

(b) Reports on Form 8-K

        Registrant filed a Report on Form 8-K on May 5, 2004 reporting under Item 5, Other Events and Regulation FD Disclosure.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The Company incurred audit fees of approximately $26,000 and $25,000 to Nussbaum, Yates & Wolpow, P.C. in connection with the audit of the Company's financial statements respectively for the fiscal years ended June 30, 2004 and 2003. In addition, the Company incurred $2,550 and $2,250 in connection with the quarterly reviews for fiscal 2004 and 2003 respectively. The audit fees included preparation of the Company's corporate tax returns. There were no other audit related fees or other fees, except that during fiscal year 2003, the Company paid Nussbaum, Yates & Wolpow, P.C. $1,700 in connection with the Company's Stock Option Plan registration statement.

        The Board of Directors has reviewed and discussed the audited financial statements with management. It discussed with the independent auditors of the Company matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards AU 380), as modified or supplemented and received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No.1, Independence Discussions with Audit Committees), as modified or supplemented. The Board discussed with the independent accountant the independent accountant's independence.

                             SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              SCIENTIFIC INDUSTRIES, INC.
              (Registrant)

              /s/ Helena R. Santos
              ____________________
              Helena R. Santos
              President, Chief Executive Officer, Treasurer
              Chief Financial and Principal
              Accounting Officer





Date:  September 27, 2004

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                     Title              Date


/s/ Arthur M. Borden     Director           September 27, 2004
____________________
Arthur M. Borden

/s/ Joseph G. Cremonese  Director           September 27, 2004
_______________________

Joseph G. Cremonese

/s/ Joseph I. Kesselman  Chairman of        September 27, 2004
_______________________  the Board

Joseph I. Kesselman

/s/ Roger B. Knowles     Director           September 27, 2004
____________________
Roger B. Knowles

/s/ James S. Segasture   Director           September 27, 2004
______________________
James S. Segasture

                            EXHIBIT INDEX

Exhibit Number   Description
______________   ___________
 3               Articles of Incorporation and By-Laws:

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

 10              Material Contracts:

 10(a) Lease between Registrant and AIP Associates, predecessor-in-interest of current lessor, dated October, 1989 with respect to Company's offices and facilities.

 10(a)-1         Amendment to lease between Registrant
                 and REP A10 LLC dated September 1,
                 2004 (Filed as Exhibit 10A-1 to the
                 Company's Current Report on Form 8-K
                 filed on September 2, 2004, and
                 incorporated by reference thereto).

 10(b) Employment Agreement dated January 1, 2003, by and between the Company and Ms. Santos (Filed as Exhibit 10(a) to the Company's Current Report on Form 8-K filed on January 22, 2003, and incorporated by reference thereto).

 10(b)-1         Employment Agreement dated September
                 1, 2004, replacing January 1, 2003
                 agreement by and between the Company
                 and Ms. Santos (filed as Exhibit 10A-1
                 to the Company's Current Report on
                 Form 8-K filed on September 1, 2004,
                 and incorporated by reference thereto).

 10(c) Employment Agreement dated January 1, 2003, by and between the company and Mr. Nichols.

 10(c)-1         Employment Agreement dated September
                 1, 2004, by and between the Company
                 and Mr. Nichols replacing January 1,
                 2003 agreement.

 10(d) Consulting Agreement dated January 1, 2003 by and between the Company and Mr. Cremonese and his affiliate, Laboratory Innovation Company,
                 Ltd., (Filed as Exhibit 10(b) to the
                 Company's Current

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

 31.1            Certification of Chief Executive Officer and
                 Chief Financial Officer pursuant to Section
                 302 of Sarbanes-Oxley Act of 2002.

 32.1            Certification of Chief Executive Officer and
                 Chief Financial Officer pursuant to Section
                 906 of Sarbanes-Oxley Act of 2002.

____________________________________________________________________

                  SCIENTIFIC INDUSTRIES, INC.
	                 AND SUBSIDIARY

             YEARS ENDED JUNE 30, 2004 AND 2003

          FINANCIAL STATEMENTS AND REPORT OF
         INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

        YEARS ENDED JUNE 30, 2004 AND 2003



	          CONTENTS


                                                   Page
                                                   ____

Report of Independent Certified Public Accountants  F-1


Consolidated financial statements:

	Balance sheets                                F-2

	Statements of income                          F-3

	Statements of shareholders' equity            F-4

	Statements of cash flows                      F-5

	Notes to financial statements              F-6 - F-18

  Report of Independent Certified Public Accountants
  __________________________________________________


Board of Directors and Shareholders
Scientific Industries, Inc. and subsidiary
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiary as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United
States of America.


/s/Nussbaum Yates & Wolpow, P.C.
________________________________

Nussbaum Yates & Wolpow, P.C.
Melville, New York


August 30, 2004, except Note 8
as to which the date is September 1, 2004

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
           CONSOLIDATED BALANCE SHEETS
              JUNE 30, 2004 AND 2003


                      ASSETS


                                          2004             2003
                                     ___________      ___________
Current assets
  Cash and cash equivalents          $   241,400      $   107,600
  Investment securities                  802,500          695,400
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $10,600 in 2004 and $7,400 in
    2003                                 388,800          409,600
  Inventories                            666,200          582,200
  Prepaid and other current assets        58,200           64,600
  Deferred taxes                          62,300             -
                                     ___________      ___________

        Total current assets           2,219,400        1,859,400

Property and equipment, net              140,500          152,500

Deferred taxes                            25,500          113,600

Intangible assets, less accumulated
  amortization of $41,300 and $36,000
  in 2004 and 2003                        12,500           15,500

Other                                     72,800           75,400
                                     ___________      ___________

        Total assets                 $ 2,470,700      $ 2,216,400
                                     ===========      ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                   $    76,000      $    58,100
  Accrued expenses and taxes             160,100          126,300
                                     ___________      ___________

        Total current liabilities        236,100          184,400
                                     ___________      ___________

Deferred compensation                     36,000           43,800
                                     ___________      ___________
Commitments and contingencies

Shareholder's equity:
  Common stock,  $.05 par value;
    authorized 7,000,000 shares;
    issued 995,343 and 980,343 shares
    in 2004 and 2003                      49,800           49,000
  Additional paid-in capital             984,200          971,200
  Accumulated other comprehensive
    income, unrealized holding gain
    (loss) on investment securities       (3,500)             300
  Retained earnings                    1,220,500        1,020,100
                                     ___________      ___________

                                       2,251,000        2,040,600
  Less common stock held in treasury
    at cost, 19,802 shares                52,400           52,400
                                     ___________      ___________

        Total shareholders' equity     2,198,600        1,988,200
                                     ___________      ___________

        Total liabilities and
          shareholders' equity       $ 2,470,700      $ 2,216,400
                                     ===========      ===========

         See notes to consolidated financial statements.

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
              YEARS ENDED JUNE 30, 2004 AND 2003


                                         2004             2003
                                     ___________      ___________

Net sales                            $ 3,532,600      $ 3,257,100

Cost of sales                          1,864,100        1,914,500
                                     ___________      ___________

Gross profit                           1,668,500        1,342,600
                                     ___________      ___________

Operating expenses:
  General and administrative             686,700          791,700
  Selling                                309,300          216,000
  Research and development               364,800          292,300
                                     ___________      ___________

                                       1,360,800        1,300,000
                                     ___________      ___________

Income from operations                   307,700           42,600
                                     ___________      ___________

Other income (expense):
  Interest income                         10,500           15,100
  Other income (expense), net              7,500           (5,400)
                                     ___________      ___________

                                          18,000		9,700
                                     ___________      ___________

Income before income taxes (benefit)     325,700           52,300
                                     ___________      ___________

Income tax expense (benefit):

Current                                   51,200           (4,500)
Deferred                                  25,800           (7,000)
                                     ___________      ___________

                                          77,000          (11,500)
                                     ___________      ___________

Net income                           $   248,700      $    63,800
                                     ===========      ===========

Basic earnings per common share      $	   .26      $	  .07
                                     ===========      ===========
Diluted earnings per common share    $	   .24      $	  .06
                                     ===========      ===========

Weighted average common shares
  outstanding                            965,230          955,766
                                     ===========      ===========
Weighted average common shares
outstanding, assuming dilution         1,018,810          994,109
                                     ===========      ===========

          See notes to consolidated financial statements.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED JUNE 30, 2004 AND 2003



                            Common Stock     Additional Accumulated
                            ______________   Paid-in    Comprehensive
                            Shares  Amount   Capital    Income (Loss)
                           _______  _______  ________   _____________

Balance, July 01, 2002     970,343  $48,500  $960,900   $   1,000

Net income                    -       -           -          -

Other comprehensive loss:
 Unrealized holding gain
  arising during period       -       -           -           100
 Less:  reclassification
  adjustment for gain
  included in net income      -       -           -         ( 800)
 Change in net unrealized
  holding gain                -       -           -          -

Comprehensive income          -       -           -          -

Exercise of stock options   10,000      500      6,100       -

Income tax benefit of
 stock options exercised      -       -          4,200       -
                           _______  _______    ________   _____________
Balance, June 30, 2003     980,343   49,000    971,200        300

Net income                    -       -            -          -

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -       -            -        (4,600)
 Less:  reclassification
  adjustment for loss
  included in net income      -       -            -           800
 Change in net unrealized
  holding gain                -       -            -          -

Comprehensive income          -       -            -          -

Exercise of stock options   15,000      800      12,200       -

Income tax benefit of
 stock options exercised      -       -             800       -

Cash dividend paid, $.05
 per share                    -       -            -          -
                           _______  _______    ________   _____________
Balance, June 30, 2004     995,343  $49,800    $984,200   $ (3,500)
                           =======  =======    ========   =============


              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                YEARS ENDED JUNE 30, 2004 AND 2003

                                                          Total
                          Retained      Treasury Stock    Shareholders'
                                        ______________
                          Earnings      Shares  Amount    Equity
                          ________      ______  ______    _____________

Balance, July 1, 2002     $956,300      19,802  $52,400   $   1,914,300
                                                          _____________
Net income                  63,800        -       -             63,800

Other comprehensive loss:
 Unrealized holding gain
  arising during period       -           -       -                100
 Less:  reclassification
  adjustment for gain
  included in net income      -           -       -              ( 800)
                                                          _____________
 Change in unrealized         -           -       -               (700)
  holding gain                                            _____________

Comprehensive income          -           -       -             63,100
                                                          _____________
Exercise of stock options     -           -       -              6,600

Income tax benefit of stock
 options exercised            -           -       -              4,200
                        __________      ______  _______   ______________
Balance, June 30, 2003  $1,020,100      19,802  $52,400     $ 1,988,200
                                                          ______________

Net income                 248,700        -       -             248,700
                                                          ______________
Other comprehensive loss:
 Unrealized holding loss
  arising during period       -           -       -             (4,600)
 Less:  reclassification
  adjustment for loss
  included in net income      -           -       -                800
                                                          ______________
 Change in net unrealized
  holding gain                -           -       -             (3,600)
                                                          ______________
Comprehensive income          -           -       -            244,900
                                                          ______________

Exercise of stock options     -           -       -             13,000

Income tax benefit of
 stock options exercised      -           -       -                800

Cash dividend paid, $.05
 per share                 (48,300)       -       -            (48,300)
                        ___________   _______   _______  _______________
Balance, June 30, 2004  $1,220,500    19,802    $52,400    $  2,198,600
                        ===========   =======   =======  ===============

          See notes to consolidated financial statements.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED JUNE 30, 2004 AND 2003




                                                   2004        2003
                                               ___________  ___________
Operating activities:
  Net income                                   $  248,700  $   63,800
  Adjustments to reconcile net income to       __________  ____________
    net cash provided by operating activities:
      Loss (gain) on sale of investments              800        (800)
      Loss on disposal of property and equipment    4,200       6,400
      Depreciation and amortization                68,000      65,400
      Provision for bad debts                       3,200        -
      Deferred income taxes                        25,800      (7,000)
      Income tax benefit of stock options
        exercised                                     800       4,200
      Changes in assets and liabilities:
        Trade accounts receivable                  17,600    (133,600)
        Inventories                               (84,000)     96,900
        Prepaid expenses and other current assets   6,400      (1,400)
        Other assets                                2,600      19,100
        Accounts payable                           17,900     (26,300)
        Accrued expenses and taxes                 33,800     (54,900)
        Deferred compensation                      (7,800)    (15,700)
                                               ___________  ___________
            Total adjustments                      89,300     (47,700)
                                               ___________  ___________

            Net cash provided by operating
              activities                          338,000      16,100
                                               ___________  ___________

Investing activities:
  Purchase of investment securities,
    available for sale                           (337,600)   (241,500)
  Purchase investment securities, held to
    maturity                                         -       (113,700)
  Redemption of investment securities,
    available for sale                             92,600      80,000
  Redemption of investment securities,
    held to maturity                              130,800     110,600
  Capital expenditures                            (53,400)    (63,800)
  Proceeds from sale of property and equipment        200      31,000
  Purchase of intangible assets                    (1,500)    (14,500)
                                                ___________  __________

     Net cash used in investing activities       (168,900)   (211,900)
                                                ___________  __________

Financing activities:
  Proceeds from exercise of stock options          13,000       6,600
  Cash dividend declared and paid                 (48,300)       -
                                                ___________  __________

     Net cash provided by (used in) financing
       activities                                 (35,300)      6,600
                                                ___________  __________

Net increase (decrease) in cash and cash
  equivalents                                     133,800    (189,200)

Cash and cash equivalents, beginning of year      107,600     296,800
                                                ___________  __________

Cash and cash equivalents, end of year          $ 241,400   $ 107,600
                                                ===========  ==========

Supplemental disclosures of cash flow information:

    Cash paid for income taxes                  $   8,000   $  29,800
                                                ===========  ==========


See notes to consolidated financial statements.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED JUNE 30, 2004 AND 2003




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

	Accounts Receivable

In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibility.
A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers. The Company has recorded allowances for receivables which it considered uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company's customers was to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required. The
Company actively manages its accounts receivable to minimize credit risk. Historically, credit losses have not been significant. The Company does not obtain collateral for its accounts receivable.

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

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003


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

	Intangible Assets

Intangible assets consist of patents and trademarks being amortized on a straight-line basis over five years. Amortization expense of intangible assets for the years ended June 30, 2004 and 2003 was $4,500 and $6,000. Expense is expected to be approximately $4,000 annually for the next three years.

	Asset Impairment

The Company reviews its long-lived assets annually to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. If the facts warrant a review, the Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company has not recorded any impairment charges.

	Income Taxes

The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred income taxes result principally from the timing of the deductibility of the rent accrual, inventory adjustments, deferred compensation paid, the use of accelerated methods of depreciation and amortization for tax purposes, and tax credit carryforwards.

	Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $46,700 and $5,000 for the years ended June 30, 2004 and 2003.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003


1.	Summary of Significant Accounting Policies (Continued)

	Stock Compensation Plan

During the year ended June 30, 2003, the Company established a new ten-year stock option plan (the "2002 Plan") which provides for the future grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common
Stock"), plus to the extent that options previously granted under the 1992 Stock Option Plan of the Company (the "Prior Plan") expire or terminate for any reason without having been exercised, then options exercisable for that same number of shares of Common Stock, up to a maximum of one hundred sixty one thousand (161,000) shares, may be granted pursuant to the 2002 Plan. The 2002 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2002 Plan. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The 2002 Plan also stipulates that none of Messrs. Joseph I. Kesselman, Arthur M. Borden, Roger B. Knowles,
Lowell A. Kleiman and James S. Segasture shall be eligible to receive option grants under the 2002 Plan. However the Prior Plan provided that each non-employee member of the Board of Directors be granted, annually commencing March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of Common Stock at the fair market value on the date of grant and commencing annually in December 1997, for as long as director, a ten-year option to purchase 4,000 shares of Common Stock at the fair market value on the date of grant. No options have been granted to the above directors of the Company since December 2001.
The options expire at various dates through October 2012.
At June 30, 2004, 83,000 shares of Common Stock were available for grant under the 2002 Plan plus 15,000 shares which expired under the Prior Plan.

The Company has elected to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for options granted under fixed plans when the option price is not less than the fair market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 2004 and 2003, respectively:

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003



1.	Summary of Significant Accounting Policies (Continued)

	Stock Compensation Plan (Continued)

                                          2004    	    2003
						    ________        _________
	  Expected life (in years)		 10	           10
	  Risk-free interest rate		4.72%	          4.39%
	  Expected volatility			38.36%	   35.74%
	  Dividend yield                     2.31%	    0.00%



Under the above model, the total value of stock options granted in 2004 and 2003 was $5,300 and $4,800 respectively, which would be amortized ratably on a pro forma basis over the related vesting periods. Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          2004    	    2003
						    ________        _________

	Net income:
	As reported				   $248,700         $63,800
	Pro forma				    244,400          63,000

	Basic earnings per share:
	As reported				    $   .26	        $   .07
	Pro forma				    $   .25	        $   .07

	Diluted earnings per share:
	As reported				    $   .24	        $   .06
	Pro forma				    $   .24	        $   .06

	Stock-based employee compensation cost,
	 net of related tax effects, included
       in the determination of net income
       as reported                     $   -	        $   -





The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003



1.	Summary of Significant Accounting Policies (Continued)

	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts
reported in the financial statements and accompanying notes.   The
accounting estimates that require management's most difficult and subjective judgments include the valuation of inventory and the recognition and measurement of income tax assets and liabilities.
The actual results experienced by the Company may differ materially from management's estimates.

	Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options and warrants.

	Recent Accounting Pronouncements

Recent accounting pronouncements not reflected herein do not have a material effect on the Company's financial statements.

2.	Line of Business and Concentrations

The Company is engaged in the manufacturing and marketing of equipment for research in university, hospital and industrial laboratories.
The Company believes that it has only one reportable segment.
Approximately 83% in 2004 and 87% in 2003 of sales are generated from the Vortex-Genie(R) 2 mixer and related accessories.

Certain information relating to the Company's export sales and principal customers is as follows:

                                          2004    	    2003
                                        ________        _________

Export sales (principally Europe
  and Asia)                            $1,502,100     $1,583,700
Customers in excess of 10% of net
  sales:
    Largest in 2004 and 2003              878,000        867,000
    Second largest in 2004 and 2003       614,600        488,600

Accounts receivable from these customers amounted to approximately 34% and 39% of total accounts receivable at June 30, 2004 and 2003.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003





3.		Investment Securities

Details as to investment securities are as follows:

                                   Gross Cost or 		Unrealized
						 Amortized	    Fair  	Holding Gain
						   Cost         Value      (Loss)
	                             _____________  ________  _____________
	At June 30, 2004:

	  Available for sale:
	   Equity securities		$   8,300	 $   8,100	  ($  200)
	   Mutual funds			  591,800	   588,500	  ( 3,300)
         Callable bonds	              150,000      150,000       -
					      _________    _________    ________
						 $750,100	  $746,600    ($3,500)
                                    =========    =========    ========
	  Held-to-maturity:
	   State and municipal bonds,
	    due in one year or less	 $ 55,900	  $ 55,800	  ($  100)
                                    =========    =========    ========

					    Gross Cost or 		Unrealized
					      Amortized	   Fair      Holding
						  Cost         Value    Gain (Loss)
                                  _____________  _________  _____________
	At June 30, 2003:

	  Available for sale:
	   Equity securities		$  20,700	 $  18,800	  ($1,900)
	   Mutual funds			  511,000	   513,200	    2,200
					      _________    _________    ________
						 $531,700	  $532,000     $  300
                                    =========    =========    ========

	  Held-to-maturity:
	   State and municipal bonds,
	    due in one year or less	 $163,400	  $163,600	   $  200
                                    =========    =========    ========

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003



4.	Inventories


                                          2004    	    2003
						    ________        _________

Raw materials                          $ 611,000        $ 532,100
Work-in-process                            7,400            4,700
Finished goods                            47,800           45,400
                                       _________        _________
                                       $ 666,200        $ 582,200
                                       =========        =========


5.	Property and Equipment

                        Useful Lives
				  (Years)	        2004           2003
                        ____________      ________       _________

Computer equipment	    3-5           $119,800       $167,000
Machinery and equipment	    3-7  		 294,100        272,200
Furniture and fixtures	    4-10            77,800         70,800
Leasehold improvements	    1-8             35,200         35,200
                                          ________       _________
                                           526,900        545,200
Less accumulated depreciation
  and amortization                         386,400        392,700
                                          ________       _________

                                          $140,500       $152,500
                                          ========       =========
6.	Bank Line of Credit

The Company has a $200,000 secured bank line of credit collateralized by all the assets of the Company. The credit line expires on
November 1, 2004 and bears interest at prime.   The Company did not
utilize this credit line during the years ended June 30, 2004 and 2003. To support the line of credit available, the Company is required to maintain 20% of the credit line in average monthly balances.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003





7.	Employee Benefit Plan

The Company has a 401(k) profit sharing plan for all eligible employees as defined in the Plan. The Plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation. Employer matching contributions to the Plan amounted to $12,400 in 2004 and $10,600 in 2003. The Company also has the option to make an additional profit sharing contribution to the Plan. There was no profit sharing contribution in either year.


8.	Commitments and Contingencies

	Lease

The Company is obligated through December 2004 under a noncancelable operating lease for its premises, which required current minimum annual rental payments of approximately $244,000 and certain other expenses, including real estate taxes and insurance. On September 1, 2004, the lease was extended to January 31, 2010.

The Company's approximate future minimum rental payments under the above lease as extended are as follows:

		Fiscal Years
            ____________

		   2005          $  193,300
               2006   		  172,100
               2007             179,000
               2008             186,100
               2009             193,600
		Thereafter          115,800
                             __________

                             $1,039,900
                             ==========


In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $182,800 under the terms of the extended lease.
Rental expense amounted to approximately $242,300 in 2004 and $237,400 in 2003. Accrued rent, payable in future years, amounted to $11,300 and $28,000 at June 30, 2004 and 2003.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003


8.	Commitments and Contingencies (Continued)

	Employment Contracts

The Company had an employment contract (which expired June 30, 2002) with its former President. On August 29, 2002, the Company decided to terminate his employment. The contract provided for an annual salary of $160,000 and also granted the President a five-year option to purchase 10,000 shares of common stock at $1.50 per share which expired unexercised.

Pursuant to the employment contract, the former President chose that a portion of compensation earned in prior years be deferred to future years. The deferred amounts were placed in a separate investment account and all earnings and losses thereon are for his benefit.
As of June 30, 2004 and 2003, $54,000 and $58,400 was segregated into such an account and is included as an asset. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments as adjusted by market fluctuations commencing after the termination of employment. Accordingly, $18,000 has been classified as a short-term asset and liability and $36,000 as a long-term asset and liability at June 30, 2004. For the year ended June 30, 2004 and 2003, $17,400 and $12,700, respectively, were paid to the former President.

During the year ended June 30, 2003, the Company entered into employment agreements with both its current President and Executive Vice President for two-year periods expiring December 31, 2004.
The agreements with its President and Vice President provide for a base salary for the first year of $100,000 and $95,000, respectively, with the salary for calendar 2004 to be determined by the Board of Directors, but to be not less than the base salary. The agreements also provide for discretionary performance-related annual bonuses.
On September 1, 2004, these contracts were extended for two additional years with salaries of $110,000 and $105,000, respectively.

	Other

A financial advisor employed by the Company pursuant to an engagement letter that was not extended by the Company beyond its expiration date of March 31, 2002 asserted a claim against the Company in April 2002 in the amount of $125,000 for alleged services rendered to the Company that were alleged to be outside the scope of the letter. The Company denies engaging the financial advisor for any services outside the scope of the engagement letter or that any amounts are owing to the advisor. The Company's counsel has advised the Company that based on its review of the engagement letter and the Company's denial, it is unlikely that the financial advisor will prevail if it institutes a legal proceeding. Accordingly, no provision for loss has been recorded by the Company at June 30, 2004.

During the year ended June 30, 2003, the Company entered into a two-year consulting agreement through December 31, 2004 with a member of its Board of Directors for marketing consulting services. The agreement provides that the director will be paid a monthly fee of $3,000 for a certain number of consulting days as defined in the agreement.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003



9.	Income Taxes

Income taxes (benefit) for 2004 and 2003 were different from the amounts computed by applying the Federal income tax rate to the income before income taxes due to the following:

						     2004		      2003
                                    _________________   ________________

					                %of		     %of
					                Pre-tax		     Pre-tax
		                        Amount    Income    Amount   Income
                                    ________  _______   ________ _______
Computed "expected" income tax      $110,700    34.0%   $ 17,800   34.0%
Research and development credits	 (31,700)   (9.7)    (18,600)	(36.0)
Other                                 (2,000)	(0.6)    (10,700)	(20.0)
                                    ________  _______   ________ _______
Actual income taxes (benefit)       $ 77,000	23.7%   $(11,500) (22.0)%
                                    ========  =======   ======== =======

Deferred tax assets and liabilities consist of the following:

                                          2004    	    2003
						    ________        _________

Deferred tax assets:
  Amortization of intangibles           $	 9,700        $	7,900
  Deferred compensation                   18,400           17,500
  Rent accrual                             3,800            8,400
  Tax credit carry forwards               59,500           77,500
  Other                                   17,300           15,700
                                        ________        _________
                                         108,700          127,000

Deferred tax liability:
  Depreciation of property
    and equipment                        (20,900)         (13,400)
                                        ________        _________
Net deferred tax assets                 $	87,800        $ 113,600
                                        ========        =========

At June 30, 2004, the Company had tax credit carry forwards of approximately $59,500 expiring in 2021 through 2024.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003





10.	Stock Options and Warrant

Option activity is summarized as follows:

			                    Fiscal 2004 	    Fiscal 2003
			                     Weighted-	     Weighted-
			                      Average 		Average
			                      Exercise 	     Exercise
	                          Shares    Price   Shares   	Price
                                ________  ______ ________  ________
	Shares under option:
	  Outstanding at beginning
         of year	               147,000	$1.47	  165,000	$1.39
	  Granted	                10,000	$1.28	    7,000	$1.25
	  Exercised	             (  15,000)	  .86	(  10,000)	  .66
	  Forfeited	                  -       -	(  15,000)   1.06
	                         _________        _________
	Outstanding at end of year 142,000	$1.52	  147,000	$1.47
	                         =========  ===== =========    =====
	Options exercisable at
       year-end	               132,333	$1.54	  140,000	$1.48
	                         =========  ===== =========    =====
	Weighted average fair
      value per share of options
      granted during fiscal
      2004 and 2003		            $ .53	             $ .69
                                          =====              =====


                  Options Outstanding            Options Exercisable

           	__________________________________  _______________________
                        Weighted-
                        Average       Weighted-               Weighted-
Range of                Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price      Outstanding  Price
_________   ___________ ____________  _________  ___________  _________
$1.20 - $2.40  113,000	  4.78 	 $1.70	 103,333      $1.74
 $.50 - $.94    29,000	  5.14	   .84        29,000	    .84
               _______                           _______
               142,000                           132,333
               =======                           =======

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003



10.	Stock Options and Warrant (Continued)

During the year ended June 30, 2004 two directors and an officer exercised options under the Prior Plan to acquire a total of 15,000 shares at $.81 to $.94 per share. During the year ended June 30, 2003 three directors, and an officer exercised options under the Prior Plan to acquire a total of 10,000 shares at $.50 to $.94 per share.

The Company had previously granted in February 1992, to four non-employee members of the board of directors, ten-year options for each to purchase 12,000 shares of Common Stock, at an exercise price of $.35, not covered under either Plan. All these options have been exercised by the directors.

The Company has a stock purchase warrant outstanding covering 17,390 shares of the Company's common stock issued during 2001 for services. The warrant which was immediately exercisable has an exercise price of $1.4375 per share and expires on February 5, 2006. During the years ended June 30, 2004 and 2003, none of the warrants were exercised.


11.	Earnings Per Common Share

Earnings per common share data was computed as follows:

                                          2004    	    2003
						    ________        _________


Net income                             $ 248,700        $  63,800
                                       =========        =========
Weighted average common shares
  outstanding                            965,230          955,766
Effect of dilutive securities,
  stock options and warrant               53,580           38,343
                                       _________        _________
Weighted average dilutive common
  shares outstanding                   1,018,810          994,109
                                       =========        =========

Basic earnings per common share        $	.26           $	.07
                                       =========        =========

Diluted earnings per common share      $	.24           $	.06
                                       =========        =========

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED JUNE 30, 2004 AND 2003



11.	Earnings Per Common Share (Continued)

Unexercised employee stock options to purchase 56,000 shares of common stock at $1.875 to $2.40 per share were outstanding as of June 30, 2003, but were not included in the foregoing potential computation because the options' exercise price was greater than the average market price of the Company's common stock. As of June 30, 2004, all outstanding options and the warrant were included in the computation.


12.	Fair Value of Financial Instruments

The financial statements include various estimated fair value information as of June 30, 2004 and 2003, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying value of cash and cash equivalents and investment securities approximates fair market value because of the short maturity of those instruments.

The following table provides summary information on the fair value of significant financial instruments included in the financial statements:

                                         2004               2003
                               ___________________  ___________________
                                         Estimated            Estimated
                               Carrying  Fair       Carrying  Fair
                               Amount    Value      Amount    Value
                               ________  _________  ________  _________
Assets:

 Cash and cash equivalents	 $241,400	$241,400  $107,600  $107,600

 Investment securities
  (Note 3)	                   $802,500   $802,400  $695,400  $695,600