Form 10QSB
period 2004-09-30
SCIENTIFIC INDUSTRIES INC
filed 2004-11-10
CIK 87802

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



(Mark One)
( X )QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For quarterly period ended SEPTEMBER 30, 2004


      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from________to_________

                Commission File Number:             0-6658
                                       ________________________

                         SCIENTIFIC INDUSTRIES, INC.
_________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

       Delaware                          04-2217279
________________________    ____________________________________
(State of incorporation)    (I.R.S. Employer Identification No.)

                  70 ORVILLE DRIVE, BOHEMIA, NEW YORK 11716
                _____________________________________________
                   (Address of principal executive offices)

                                 (631)567-4700
                         ___________________________
                         (Issuer's telephone number)

                                NOT APPLICABLE
__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ x ]        No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2004: 975,541 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]

                         PART I-FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                       ASSETS

                                                    September 30, 2004

   Current Assets:
     Cash and cash equivalents                              $  221,600
     Investment securities                                     872,300
     Trade accounts receivable, less allowance for
       doubtful accounts of $11,600                            389,000
     Inventories                                               663,700
     Prepaid expenses and other current assets                  49,900
     Deferred taxes                                             62,300
                                                             ---------
        Total current assets                                 2,258,800

   Property and equipment at cost, less accumulated
     depreciation of $400,900                                  151,700

   Deferred taxes                                               25,500

   Intangible assets, less accumulated amortization
      of $42,600                                                15,600

   Other                                                        65,900
                                                            ----------
                                                            $2,517,500
                                                            ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                                       $   67,700
     Accrued expenses                                          155,100
     Dividends payable                                          68,300
                                                            ----------
                Total current liabilities                      291,100
                                                            ----------
   Deferred compensation                                        34,100
                                                            ----------
   Shareholders' equity:
     Common stock, $.05 par value; authorized 7,000,000 shares;
       995,343 issued and outstanding                           49,800
     Additional paid-in capital                                984,200
     Accumulated other comprehensive loss, unrealized
       holding loss on investment securities                (      100)
     Retained earnings                                       1,210,800
                                                            ----------
                                                             2,244,700
     Less common stock held in treasury, at cost,
      19,802 shares                                             52,400
                                                            ----------
                                                             2,192,300
                                                            ----------
                                                            $2,517,500
                                                            ==========

      See notes to unaudited condensed consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                               For the Three Month Periods Ended
                           September 30, 2004     September 30, 2003


   Net sales                   $  851,800            $   873,900

   Cost of goods sold             458,000                464,900
                               ----------            -----------
   Gross profit                   393,800                409,000
                               ----------            -----------
   Operating Expenses:

    General and administrative    177,500                164,100
    Selling                        67,900                 99,900
    Research and development       78,400                102,600
                              -----------            -----------
                                  323,800                366,600
                              -----------            -----------
   Income from operations          70,000                 42,400

   Interest and other income        6,600                  2,600
                              -----------            -----------
   Income before income
    taxes                          76,600                 45,000

   Income taxes, all current       18,000                 15,000
                              -----------            -----------

   Net income                  $   58,600            $    30,000
                              ===========            ===========

   Basic earnings per common
    share                       $  .06                  $  .03

   Diluted earnings per common
    share                       $  .06                  $  .03

   Cash dividends declared per common
    share                       $  .07                  $  .-



      See notes to unaudited condensed consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 For the Three Month Periods Ended
                                September 30, 2004  September 30, 2003
Operating activities:
  Net income                          $ 58,600         $  30,000
                                      --------         ---------
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Loss on sale of investments         -                  800
      Depreciation and amortization     16,400            17,200
      Change in assets and liabilities:
        Accounts receivable          (     200)         ( 38,200)
        Inventories                      2,500            29,100
        Prepaid expenses and other
         current assets                  8,300            15,500
        Other assets                     6,900          (    100)
        Accounts payable             (   8,300)           44,400
        Accrued expenses and taxes   (   5,000)           22,600
        Deferred compensation        (   1,900)             -
                                     ---------          --------
          Total adjustments             18,700            91,300
                                     ---------          --------
         Net cash provided by
           operating activities         77,300           121,300
                                     ---------          --------
   Investing activities:
     Purchase of investment securities,
       available for sale          (   77,000)         (   1,800)
     Purchase of investment securities,
       held to maturity            (   15,300)              -
     Redemptions of investment securities,
       available-for-sale                -                30,000
     Redemptions of investment securities,
       held to maturity                25,500             60,000
     Capital expenditures          (   25,900)         (  15,800)
     Purchase of intangible assets (    4,400)              -
                                   ----------          ---------
        Net cash provided by
         (used in) investing
           activities              (   97,100)            72,400
                                   ----------          ---------
   Net increase (decrease)
     in cash and cash equivalents  (   19,800)           193,700

   Cash and cash equivalents,
     beginning of year                241,400            107,600
                                   ----------          ---------
   Cash and cash equivalents,
    end of period                  $  221,600         $  301,300
                                   ==========         ==========


   Supplemental disclosures:
    Cash paid during the period for:
     Income Taxes                  $   27,700          $     200

      See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The results for the three months ended September 30, 2004, are not necessarily an indication of the results for the full fiscal year.


 1.  Significant accounting policies:

     Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation and an inactive wholly- owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.


 2.  Line of Business and Concentrations:

     The Company is engaged in the manufacturing and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that is has only one reportable segment. Sales of the Company's principal product, the Vortex-Genie(R) 2 mixer, accounted for approximately 73% and 80% of net sales for the three month periods ended September 30, 2004 and 2003, respectively.

     The Company's export sales (principally Europe and Asia) were approximately $313,600 and $346,700 (36.8% and 39.6%, respectively, of net sales) for the three month periods ended September 30, 2004 and 2003, respectively.

     Three of the Company's customers accounted in the aggregate for 50% and 59% of net sales for the three month periods ended September 30, 2004 and 2003, respectively.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 3.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:

                                            September 30, 2004
                                            ------------------
     Raw Materials                                $    584,000
     Work in process                                    16,300
     Finished Goods                                     63,400
                                                  ------------
                                                  $    663,700
                                                  ============
 4.  Earnings per common share:

     Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding.
     Diluted earnings per common share includes the dilutive effect of stock options and a warrant.

     Earnings per common share was computed as follows:

                           For the Three Month Periods Ended
                          September 30, 2004    September 30, 2003
                          ------------------    ------------------

 Net income                     $  58,600          $  30,000
                                =========          =========
 Weighted average common
 shares outstanding               975,541            960,541

 Effect of dilutive
  securities                       69,138             28,959
                                ---------          ---------
 Weighted average dilutive
  common shares outstanding     1,044,679            989,500
                                =========          =========
 Basic earnings per common
  share                         $   .06            $   .03
                                =======            =======

 Diluted earnings per common
  share                         $   .06            $   .03
                                =======            =======


     Unexercised employee stock options to purchase 56,000 shares of Common Stock at $1.875 to $2.40 per share were outstanding as of September 30, 2003, but were not included in the foregoing computation because the exercise price of each option was greater than the average market price of the Company's Common Stock for the related period. All options outstanding as of September 30, 2004 were included in the foregoing computation.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 5.  Comprehensive Income:

     There was no significant difference between net income and comprehensive income for the three month periods ended
     September 30, 2004 and 2003.

 6.  Stock-Based Compensation Plans

     The Company maintains an Incentive Stock Option Plan which it accounts for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                           For the Three Month Periods Ended
                         September 30, 2004  September 30, 2003
                         ------------------  ------------------
 Net income:
     As reported              $  58,600               $ 30,000
     Pro Forma                   58,100                 29,700

 Earnings per common and
  common equivalent share:
     Basic - as reported      $    .06                $    .03
     Basic - pro forma        $    .06                $    .03
     Diluted - as reported    $    .06                $    .03
     Diluted - pro forma      $    .06                $    .03

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


 Financial Overview

 The first quarter of fiscal year ending June 30, 2005 ("Fiscal
 2005") produced higher net income of $58,600, an increase of $28,600 over the prior year's comparable quarter, principally as a result of lower selling and research and development expenses which overcame a $22,100 decrease in net sales for the comparable quarter last year. Sales for the quarter ended September 30, 2004 were impacted by slightly lower overseas sales during the quarter. New product sales continued their growth registering an 18% increase compared to those for the quarter ended September 30, 2003. Another new product, the Microplate Genie(TM) mixer, was introduced during the first quarter of Fiscal 2005.

 Results of Operations

 The Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

 The Company's net sales for the three months ended September 30, 2004 (the "2004 Quarter") decreased $22,100 (2.5%) to $851,800 from $873,900 for the three months ended September 30, 2003 (the "2003 Quarter"), primarily the result of a reduction in sales to overseas customers in July and August. Sales of new products (excluding accessories) for the 2004 Quarter were $158,900, which was $24,100 (17.9%) more than sales of $134,800 for the 2003
 Quarter. There was no material difference in the gross profit percentages for the 2004 Quarter (46.2%) and 2003 Quarter (46.8%).

 General and administrative expenses for the 2004 Quarter was $177,500, an increase of $13,400 (8.2%) from $164,100 for the 2003
 Quarter, due primarily to higher salaries and legal expenses.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


 Selling expenses of $67,900 for the 2004 Quarter were $32,000 (32.0%) lower than $99,900 for the 2003 Quarter, mainly the result of the absence of expenses incurred in the prior year period for training outside sales representatives and new website development costs incurred in the prior year period.

 Research and development expenses for the 2004 Quarter of $78,400 were lower by $24,200 (23.6%) than $102,600 of such expenses for the 2003 Quarter as a result of the significant development work for the new MicroPlate Genie(TM) mixer in the prior year period.

 As a result of the foregoing, the Company's income before income taxes was $76,600 was $31,600 for the 2004 Quarter, which was $31,600 (70.2%) greater than $45,000 for the 2003 Quarter.

 As a result of the higher net income, income taxes were $18,000 for the 2004 Quarter as compared to $15,000 for the comparable period last year.

 Liquidity and Capital Resources

 Net cash provided by operating activities was $77,300 for the 2004 Quarter as compared to $121,300 for the 2003 Quarter principally due to:

 (i) The smaller increase in accounts receivable of $38,000 due to the high sales volume to foreign customers at the end of September 30, 2003, (ii) a smaller amount of raw materials as of September 30, 2003 producing a $26,600 reduction between the quarters, and
 (iii) an increase in the change in accounts payable of $52,700 as of September 30, 2003 compared to the amount as of September 30, 2004 due to a few large one-time invoices outstanding as of September 30, 2003. The foregoing amounts were partially offset by the comparative $28,600 increase in net income for the 2004 Quarter. Cash used in investing activities was $97,100 for the 2004 Quarter compared to cash provided of $72,400 for the comparative period last year. This was due principally to the purchase of investment securities, and less redemptions during the 2004 Quarter. Cash and cash equivalents decreased by $19,800 to $221,600 as of September 30, 2004 from a balance of $241,400 as of June 30, 2004.

 On September 21, 2004, the Board of Directors of the Company declared a cash dividend of $.07 per share of Common Stock payable on January 14, 2005 to holders of record as of the close of business on October 20, 2004.

 The Company's working capital decreased $15,600 to $1,967,700 from $1,983,300 at June 30, 2004, primarily the result of the cash dividend declared, partially offset by the Company's profitable operations. The Company has available a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, which was due to expire on November 1, 2004, but has been extended indefinitely for as long as the Company is in compliance with all loan requirements, including payments and covenants. The
 Company has never borrowed under this line of credit. Management believes that it will be able to meet its cash flow requirements during the next 12 months from all its available financial resources.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


 PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Number:              Description

         31.1     Certification of Chief Executive Officer and
                  Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer and
                  Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

                  Registrant filed reports on Form 8-K on September 1, 2004 and September 2, 2004 reporting under
                  Item 1.01, Entry into a Material Definitive
                  Agreement, and on September 23, 2004 under Item 8.01, Other Events.

                             SIGNATURE


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.






                               Scientific Industries, Inc.
                               Registrant



 Date November 10, 2004
                               /s/Helena R. Santos
                               ____________________
                               Helena R. Santos
                               President, Chief Executive Officer
                               and Treasurer
                               Chief Financial and Principal
                               Accounting Officer