Form 10QSB
period 2004-12-31
SCIENTIFIC INDUSTRIES INC
filed 2005-02-14
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
            For quarterly period ended      DECEMBER 31, 2004

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from           to

           Commission File Number:  0-6658

                     SCIENTIFIC INDUSTRIES, INC.
___________________________________________________________
(Exact name of small business as specified in its charter)

       Delaware                         04-2217279
________________________    __________________________________
(State of incorporation)    (IRS Employer Identification  No.)

                70 ORVILLE DRIVE, BOHEMIA, NEW YORK 11716
                ________________________________________
                (Address of principal executive offices)

                              (631)567-4700
                       ___________________________
                       (Issuer's telephone number)

                            Not Applicable
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes [ X ]  No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 6, 2005: 977,207 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]

                 PART I--FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                      December 31, 2004
                                                      _________________
 Current Assets:
   Cash and cash equivalents                               $  155,700
   Investment securities                                      940,600
   Trade accounts receivable, less allowance for
     doubtful accounts of $11,600                             470,700
   Inventories                                                693,900
   Prepaid expenses and other current assets                   64,400
   Deferred taxes                                              57,000
                                                      _______________
      Total current assets                                  2,382,300

 Property and equipment at cost, less accumulated
   depreciation of $415,500                                   152,200

 Deferred taxes                                                 8,800

 Intangible assets, less accumulated amortization
    of $44,000                                                 17,300

 Other                                                         59,700
                                                      _______________
                                                           $2,620,300
                                                      ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                        $  119,800
   Accrued expenses and taxes                                 141,500
   Dividends payable                                           68,300
                                                       ______________
              Total current liabilities                       329,600
                                                       ______________
 Deferred compensation                                         39,200
                                                       ______________
 Shareholders' equity:
   Common stock, $.05 par value; authorized 7,000,000 shares;
     997,009 issued and outstanding                            49,900
   Additional paid-in capital                                 986,600
   Accumulated other comprehensive loss, unrealized
     holding loss on investment securities                 (    4,200)
   Retained earnings                                        1,271,600
                                                       ______________
                                                            2,303,900
   Less common stock held in treasury, at cost,
    19,802 shares                                              52,400
                                                       ______________
                                                            2,251,500
                                                       ______________
                                                           $2,620,300
                                                       ==============

 See notes to unaudited condensed consolidated financial statements
                                      1

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                              For the Three Month     For the Six Month
                              Periods Ended           Periods Ended
                              December 31,            December 31,
                              2004      2003          2004     2003
                              ________  _________  __________  __________

 Net sales                    $845,100   $869,700  $1,696,900  $1,743,600
 Cost of goods sold            436,500    468,200     891,000     933,100
                              ________   ________  __________  __________
 Gross profit                  408,600    401,500     805,900     810,500
                              ________   ________  __________  __________
 Operating Expenses:
  General & administrative     167,900    162,900     345,400     327,000
  Selling                       81,300     78,600     149,200     178,500
  Research & development        88,500     83,800     170,400     186,400
                              ________   ________  __________  __________
                               337,700    325,300     665,000     691,900
                              ________   ________  __________  __________
 Income from operations         70,900     76,200     140,900     118,600

 Interest & other income         7,900      4,500      14,500       7,100
                              ________   ________  __________  __________
 Income before income taxes     78,800     80,700     155,400     125,700

 Income tax expense (benefit):
   Current                   (   4,000)    20,000      14,000      35,000
   Deferred                     22,000       -         22,000        -
                              ________   ________  __________  __________

                                18,000     20,000      36,000      35,000
                              ________  _________  __________  __________
 Net income                   $ 60,800  $  60,700  $  119,400  $   90,700
                              ========  =========  ==========  ==========

 Basic earnings per common
  share                       $  .06    $  .06      $ .12        $ .09

 Diluted earnings per common
  share                       $  .06    $  .06      $ .11        $ .09

 Cash dividends declared
  per common share            $   -     $   -       $ .07        $  -

  See notes to unaudited condensed consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Six Month Periods Ended
                                    December 31, 2004   December 31, 2003
                                    _________________   _________________
 Operating activities:
   Net income                              $ 119,400    $   90,700
                                           _________    __________
   Adjustments to reconcile net income
    to net cash provided by
     operating activities:
       Loss on sale of investments               -             800
       Depreciation and amortization          32,500        34,900
       Change in assets and liabilities:
       Deferred income taxes                  22,000          -
       Income tax benefit of stock options
       exercised                                 500          -
          Accounts receivable               ( 81,900)     ( 24,800)
          Inventories                       ( 27,700)       27,000
          Prepaid expenses and other
           current assets                   (  6,200)       15,200
          Other assets                        13,100      (  8,300)
          Accounts payable                    43,800      ( 10,000)
          Accrued expenses and taxes        ( 18,600)       91,500
          Deferred compensation                3,200         8,300
                                           _________     _________
              Total adjustments             ( 19,300)      134,600
                                           _________     _________
              Net cash provided by
                operating activities         100,100       225,300
                                           _________     _________

 Investing activities:
   Purchase of investment securities,
     available-for-sale                     (111,700)     (137,700)
   Purchase investment securities,
     held to maturity                       ( 83,100)         -
   Redemptions of investment securities,
     available-for-sale                         -           30,000

   Redemptions of investment securities,
     held to maturity                         55,500       100,800
   Capital expenditures                     ( 40,900)     ( 37,700)
   Purchase of intangible assets            (  7,600)         -
                                           _________     _________
              Net cash used in
               investing activities         (187,800)     ( 44,600)
                                           _________     _________
 Financing activities,
  exercise of stock options                    2,000          -
                                           _________     _________
 Net increase (decrease) in cash
  and cash equivalents                     (  85,700)      180,700

 Cash and cash equivalents, beginning
  of year                                    241,400       107,600
                                           _________     _________
 Cash and cash equivalents, end of period $  155,700     $ 288,300
                                           =========     =========
 Supplemental disclosures:
 Cash paid during the period for:
   Income Taxes                           $   51,600    $      200

      See notes to unaudited condensed consolidated financial
 statements
                                  3

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2004. The results for the three and six months ended December 31, 2004, are not necessarily an indication of the results of the full fiscal year.


 1.  Significant accounting policies:

     Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation and an inactive wholly owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.

 2.   Line of Business and Concentrations:

     The Company is engaged in the manufacturing and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that it has only one reportable segment. Sales of the Company's principal product, the Vortex-Genie(R) 2 mixer, amounted to approximately $609,000 and $663,000 for the three month periods ended December 31, 2004 and 2003, respectively, and $1,235,000 and $1,363,000 for the six month periods ended December 31, 2004 and 2003, respectively.

     The Company's export sales (principally Europe and Asia) were approximately $435,000 and $405,000 for the three month periods ended December 31, 2004 and 2003, respectively, and $748,000 and $752,000 for the six month periods ended December 31, 2004 and 2003, respectively.

     Three of the Company's customers accounted in the aggregate for 49% and 55% of net sales for the three month periods ended December 31, 2004 and 2003, respectively, and 49% and 57% of total net sales for the six month periods ended December 31, 2004 and 2003, respectively.

 3.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                                December 31,
                                                2004
                                                ___________

     Raw Materials                              $   611,600
     Work in process                                 37,300
     Finished Goods                                  45,000
                                                ___________
                                                $   693,900
                                                ===========
 4.  Earnings per common share:

     Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding.
     Diluted earnings per common share includes the dilutive effect of stock options and a warrant.


     Earnings per common share was computed as follows:

                             For the Three Month    For the Six Month
                             Periods Ended          Periods Ended
                             December 31,           December 31,
                             2004       2003        2004      2003
                            ________    ________    ________  ________
 Net income                  $ 60,800   $ 60,700    $119,400  $ 90,700
                            ========    ========    ========  ========
 Weighted average common
  shares outstanding         976,736     960,541     976,139   960,541
 Effect of dilutive
  securities                  76,536      45,279      72,837    37,119
                            ________    ________    ________  ________
 Weighted average dilutive
 common shares outstanding 1,053,272   1,005,820   1,048,975   997,660
                           =========   =========   =========  ========
 Basic earnings per
 common share              $    .06    $   .06     $   .12    $  .09

 Diluted earnings per
 common share              $    .06    $   .06     $   .11    $  .09

     Unexercised employee stock options to purchase 44,000 shares of common stock at $1.92 to $2.40 per share were outstanding as of December 31, 2003, but were not included in the foregoing computation because the exercise price of each option was greater than the average market price of the Company's common stock for the related period.

     All options outstanding as of December 31, 2004 were included in the foregoing computation.

 5.  Comprehensive Income:

     There was no significant difference between net income and comprehensive income for the three and six month periods ended December 31, 2004 and 2003.

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

                            For the Three Month    For the Six Month
                            Periods Ended          Periods Ended
                            December 31,           December 31,
                            2004       2003        2004      2003
                            ________   ________    _______   ________
 Net income:
       As reported          $ 60,800    $ 60,700  $119,400   $ 90,700
       Pro Forma              60,300      57,600   118,400     87,400

 Earnings per common and
  common equivalent share:
       Basic - as reported     $ .06     $ .06      $ .12       $ .09
       Basic - pro forma       $ .06     $ .06      $ .12       $ .09
       Diluted - as reported   $ .06     $ .06      $ .11       $ .09
       Diluted - pro forma     $ .06     $ .06      $ .11       $ .09

 On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.
  Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, accounting for Stock Issued to Employees. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact of adopting SFAS 123(R).

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

 Liquidity and Capital Resources

 Net cash provided by operating activities was $100,100 for the six month period of the current fiscal year as compared to $225,300 in the comparative period for 2003. The principal factors accounting for the difference were (i) a $57,100 increase in accounts receivable due to higher sales in December 2004 than in December 2003, (ii) $54,700 increase in inventory and (iii) a difference of $110,100 in accrued expenses mainly due to various higher accruals including customer allowances, trade shows, and income taxes in the prior year's six month period. Cash used in investing activities was $187,800 for the current period as compared to $44,600 for the six months ended December 31, 2003 reflecting higher purchases and lower redemptions of investment securities during the current year.
  The Company does not ordinarily have any significant financing activities other than exercises of incentive stock options. As a result of the foregoing, cash and cash equivalents decreased by $85,700 to $155,700 as of December 31, 2004 from a balance of $241,400 as of June 30, 2004.

 On September 21, 2004, the Board of Directors of the Company declared a cash dividend of $.07 per share of Common Stock which was paid on January 14, 2005 to holders of record as of the close of business on October 20, 2004.

 The Company's working capital as of December 31, 2004 increased $69,400 to $2,052,700 from $1,983,300 at June 30, 2004. The increase was mainly due to higher income from operations, partially offset by the dividend declared. The Company has available a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of December 31, 2004. The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the 12 months ended December 31, 2005 from its available financial resources which include its cash and investment securities.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 Results of Operations

 Financial Overview

 Income before income taxes of $78,800 for the three months ended December 31, 2004 was only $1,900 less than $80,700 for the comparable quarter last year, mainly as a result of a slight increase in operating expenses during the quarter. Production interruptions due to problems with a supplier, which were subsequently corrected caused a 3% reduction in net sales for the current quarter from those of the comparable prior year period. The interruption in turn, resulted in a build-up of backlog to $272,000 as of December 31, 2004, which was filled completely in January 2005. Order backlog is normally not a significant factor for the Company due to the nature of its products.

 Income before income taxes of $155,400 for the six months ended December 31, 2004 was $29,700 (23.6%) higher than $125,700 for the prior year's six month period, as a result of a reduction in operating expenses principally effected during the first three months of the period. The production interruption as well as lower foreign sales in the first quarter also caused a slight decrease in net sales for the current six month period compared to the year earlier period. The Company continues to feel competitive pressures from the private label brand products offered by its two major distributors and no representation can be made as to the adverse effect, if any, recent acquisitions by and ownership changes in these two customers will have on our future sales.

 The Three Months Ended December 31, 2004 Compared with the Three
 Months Ended December 31, 2003.

 Principally as a result of the production interruptions which was due to a problem suffered by a supplier but, subsequently resolved, net sales for the three months ended December 31, 2004, decreased 2.8% to $845,100 from $869,700 for the three months ended December 31, 2003.

 Gross profit margins increased from 46.2% to 48.3% between the two comparable periods resulting in a $7,100 increase in gross profit from $401,500 to $408,600. The higher margin was primarily due to lower indirect labor costs in this year's quarter and higher regulatory testing costs in the prior year's comparable quarter.
 The production delay, however, resulted in a backlog of $272,000 at the end of the period, which was filled in January 2005. Due to the quick turnaround between receipt of an order and shipment, backlog normally is not a material factor in the Company's operation.

 General and administrative expenses for the three months ended
 December 31, 2004 were only 3.1% higher ($5,000) for the current year's three month period, $167,900 compared to $162,900, reflecting small increases in salaries and other expenses.

 Selling expenses for the three months ended December 31, 2004 increased slightly by $2,700 (3.4%) from $78,600 to $81,300 due to purchases of promotional items during the current year's quarter.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


 Our continued new product development efforts resulted in a 5.6%
 ($4,700) increase in research and development expenses from $83,800 to $88,500 between the comparable quarters.

 As a result of the foregoing, the Company's income before income taxes decreased by only $1,900 to $78,800 for the three months ended December 31, 2004 compared to $80,700 for the three months ended December 31, 2003.


 The Six Months Ended December 31, 2004 Compared with the Six Months Ended December 31, 2003.

 The 2.7% decrease in net sales from $1,743,600 for the six months ended December 31, 2003 to $1,696,900 for the six months ended December 31, 2004 was due to lower foreign sales in the first quarter of the current fiscal year, and a production interruption resulting from supplier related problems which were subsequently resolved. As a result, our order backlog at the end of the period was high at $272,000, which were filled in January 2005.

 Our gross profit margin increased from 46.5% to 47.5% between the comparable six month periods due primarily to lower indirect labor costs during the current six month period and higher regulatory testing costs in the prior year.

 General and administrative expenses increased by $18,400 (5.6%) from $327,000 to $345,400 due to increases primarily in salaries and insurance.

 Selling expenses decreased by $29,300 (16.4%) from $178,500 to $149,200 between the comparative six month periods, due to less advertising during the current year's six month period. However, advertising activity is expected to increase in the second half of the current fiscal year.

 As a result of the significant development work for the new
 MicroPlate Genie(TM) mixer performed during the first half of last fiscal year, research and development expenses decreased by $16,000 (8.6%) to $170,400 for the six months ended December 31, 2004 from $186,400 for the comparable prior year period.

 As a result of the foregoing, the Company's income before income taxes increased by 23.6% to $155,400 for the six months ended
 December 31, 2004 compared to $125,700 for the six months ended
 December 31, 2003.

 Net income for the first six months of the current fiscal year reflects income tax expense of $36,000, compared to $35,000 in the prior year due to higher expected tax credits in the current year.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


                     PART II   OTHER INFORMATION


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the Company's 2004 Annual Meeting of Stockholders held on December 2, 2004, stockholders (i) re-elected as Class B Director:
 Mr. Joseph I. Kesselman by 559,439 shares "For" and 157,026 shares "Withheld"to serve until the Annual Meeting of Stockholders with respect to the fiscal year ending June 30, 2007, and the due election and qualification of his successor; and (ii) ratified the appointment of Nussbaum Yates & Wolpow P.C. as the independent auditors with respect to the financial statements of the Company for the year ending June 30, 2005 by a vote of 716,139 shares "For", 120 shares "Against", and 206 shares abstaining.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Number:    Description

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:
               None.

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

 Date: February 14, 2005