Form 10KSB/A
period 2004-06-30
SCIENTIFIC INDUSTRIES INC
filed 2005-03-22
CIK 87802

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


                 DOCUMENTS INCORPORATED BY REFERENCE

None.

Amendment No. 1
_______________

This amendment is being filed to add ITEM 8A.  CONTROLS AND
PROCEDURES.

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

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

ITEM 8A.      CONTROLS AND PROCEDURES

       As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Sthe Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

       There was no change in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

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





Date:  March 22, 2005

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