Form 10QSB/A
period 2004-09-30
SCIENTIFIC INDUSTRIES INC
filed 2005-03-22
CIK 87802

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

 Item 3.  CONTROLS AND PROCEDURES

 As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures
 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

 There was no change in the Company's internal controls over financial reporting that occurred during the most reecent fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

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






                               Scientific Industries, Inc.
                               Registrant



 Date: March 21, 2005
                               /s/Helena R. Santos
                               ____________________
                               Helena R. Santos
                               President, Chief Executive Officer
                               and Treasurer
                               Chief Financial and Principal
                               Accounting Officer