Form 10KSB/A
period 2004-06-30
SCIENTIFIC INDUSTRIES INC
filed 2005-04-20
CIK 87802

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


                 DOCUMENTS INCORPORATED BY REFERENCE

None.

Amendment No. 2
_______________

This amendment is being filed to modify ITEM 8A.  CONTROLS AND
PROCEDURES.

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

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

ITEM 8A.      CONTROLS AND PROCEDURES

       As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Sthe Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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





Date:  April 20, 2005

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