Form 10QSB
period 2005-03-31
SCIENTIFIC INDUSTRIES INC
filed 2005-05-16
CIK 87802

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                For quarterly period ended      MARCH 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 6, 2005: 980,207 shares outstanding of the Company's Common Stock, par value, $.05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]





                        PART I--FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                       ASSETS
                      March 31, 2005

   Current Assets:
     Cash and cash equivalents                   $  120,900
     Investment securities                          965,400
     Trade accounts receivable, less allowance for
       doubtful accounts of $11,600                 534,800
     Inventories                                    728,800
     Prepaid expenses and other current assets       44,900
     Deferred taxes                                  57,000
                                                  ---------
        Total current assets                      2,451,800
                                                  ---------
   Property and equipment at cost, less accumulated
     depreciation of $428,700                       150,600
                                                  ---------
   Other assets and deferred charges:
     Intangible assets, less accumulated amortization
      of $45,300                                     17,500
      Other                                          39,600
                                                     57,100
                                                 ----------
                                                 $2,659,500
                                                 ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                            $   66,900
     Accrued expenses and taxes                     212,900
                                                 ----------
                Total current liabilities           279,800
                                                 ----------
   Deferred compensation                             18,900
                                                 ----------
   Deferred taxes                                    13,000
                                                 ----------
   Shareholders' equity:
     Common stock $.05 par value; authorized
      7,000,000 shares; 1,000,009 issued and         50,000
        outstanding
     Additional paid-in capital                     990,900
     Accumulated other comprehensive loss,
      unrealized holding loss on investment
       securities                                    (7,000)
     Retained earnings                            1,366,300
                                                  ---------
                                                  2,400,200
     Less common stock held in treasury, at cost;
            19,802 shares                            52,400
                                                  ---------
                                                  2,347,800
                                                  ---------
                                                 $2,659,500
                                                 ==========

See notes to unaudited condensed consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                              For the Three Month     For the Nine Month
                              Periods Ended           Periods Ended
                              March 31,               March 31,

                                2005       2004         2005        2004
                             ----------  ---------    ----------  ----------

   Net sales                 $  996,300   $856,900    $2,693,200  $2,600,500
   Cost of goods sold           478,700    455,100     1,369,700   1,379,900
                             ----------   --------    ----------  ----------
   Gross profit                 517,600    401,800     1,323,500   1,220,600
                             ----------   --------    ----------  ----------
   Operating Expenses:

    General and administrative  176,200    170,100       521,600     497,100

    Selling                      75,500     69,900       224,700     248,400

    Research and development    109,000     93,800       279,400     288,500
                             ----------   --------    ----------  ----------
                                360,700    333,800     1,025,700   1,034,000
                             ----------   --------    ----------  ----------

   Income from operations       156,900     68,000       297,800     186,600

   Interest and other income,
    net                           1,600      5,600        16,100      12,700
                             ----------   --------    ----------  ----------
   Income before income

    taxes                       158,500     73,600       313,900     199,300
                             ----------   --------    ----------  ----------
   Income tax expense:
     Current                     42,000     25,000        56,000      60,000
     Deferred                    21,800       -           43,800        -
                             ----------   --------    ----------  ----------

                                 63,800     25,000        99,800      60,000
                             ----------   --------    ----------  ----------

   Net income                  $ 94,700   $ 48,600    $  214,100  $  139,300
                             ==========   ========    ==========  ==========


   Basic earnings per common
    share                     $    .10     $  .05     $      .22  $      .14

   Diluted earnings per common
    share                     $    .09     $  .05     $      .20  $      .14

   Cash dividends declared
    per common share          $     -      $  .05     $      .07  $      .05


      See notes to unaudited condensed consolidated financial statements



                     SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Nine Month Periods Ended
                                            March 31, 2005   March 31, 2004
                                            --------------   --------------
   Operating activities:
     Net income                                 $  214,100       $139,300
     Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Loss on sale of investments                  1,300            800
        Loss on disposal of assets                    -               200
        Depreciation and amortization               49,200         52,100
        Deferred income taxes                       43,800           -
        Income tax benefit of stock options
         exercised                                   1,000           -
        Change in assets and liabilities:
            Accounts receivable                (   146,000)   (    31,300)

            Inventories                        (    62,600)   (    40,800)
            Prepaid expenses and other
             current assets                         13,300         14,000
            Other assets                            33,200          9,000
            Accounts payable                   (     9,100)        36,400
            Accrued expenses and taxes              52,800         80,200
            Deferred compensation              (    17,100)   (     9,100)
                                               ------------   ------------
         Total adjustments                     (    40,200)       111,500
                                               ------------   ------------
         Net cash provided by
                  operating activities             173,900        250,800
                                               ------------   ------------

   Investing activities:
     Purchase of investment securities,
       available for sale                       (   163,800)   (   171,600)
     Purchase of investment securities,
       held to maturity                         (   113,500)          -
     Redemptions of investment securities,
       available-for-sale                            53,200         92,600
     Redemptions of investment securities,
       held to maturity                              55,500        130,800
     Capital expenditures                       (    54,300)   (    49,400)
     Proceeds from sale of fixed assets                -               200
     Purchase of intangible assets              (     9,100)          -
                                                ------------   ------------
         Net cash provided by (used in)
                  investing activities          (   232,000)         2,600
                                                ------------   ------------
   Financing activities:
    Exercise of stock options                         5,900         12,900
    Cash dividend declared and paid             (    68,300)   (    48,300)
                                                ------------   ------------
         Net cash used in
                  financing activities          (    62,400)   (    35,400)
                                                ------------   ------------
   Net increase (decrease) in cash and cash
    equivalents                                (    120,500)       218,000

   Cash and cash equivalents, beginning of year     241,400        107,600
                                               -------------   ------------
   Cash and cash equivalents, end of period      $  120,900    $   325,600
                                               =============   ============
   Supplemental disclosures:
         Cash paid during the period for:
         Income Taxes                            $   51,600    $       200

      See notes to unaudited condensed consolidated financial statements
                                  3



             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     General: The accompanying unaudited interim consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The results for the three and nine months ended March 31, 2005, are not necessarily an indication of the results of the full fiscal year.

 1.  Significant accounting policies:

 Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation which is an inactive wholly owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.

 2.  Line of Business and Concentrations:

     The Company is engaged in the manufacture and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that it has only one reportable segment. Approximately 77.7% and 73.6% of net sales for the three and nine month periods ended March 31, 2005, respectively, were derived from the Company's main product, the Vortex-Genie 2(TM), compared to 75.6% and 77.4% in the comparable prior year periods.

     The Company's export sales (principally Europe and Asia) were approximately $448,400 and $414,000 for the three month periods ended March 31, 2005 and 2004, respectively, and $1,196,800 and $1,165,800 for the nine month periods ended March 31, 2005 and 2004, respectively.

     Three of the Company's customers accounted in the aggregate for 53% and 49% of net sales for the three month periods ended March 31, 2005 and 2004, respectively, and 51% and 54% of net sales for the nine month periods ended March 31, 2005 and 2004, respectively.




              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (continued)


 3.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records. Components of inventory are as follows at March 31, 2005:
                                             March 31, 2005
                                             --------------
     Raw Materials                             $    561,300
     Work in process                                 39,700
     Finished Goods                                 127,800
                                               ------------
                                               $    728,800
                                               ============
 4.  Earnings per common share:

     Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding.
 Diluted earnings per common share includes the dilutive effect of stock options and a warrant.


     Earnings per common share were computed as follows:

                        For the Three Month       For the Nine Month
                        Periods Ended             Periods Ended
                        March 31,                 March 31,
                        ----------------------    --------------------
                               2005      2004       2005     2004

 Net income                 $  94,700  $  48,600  $ 214,100 $ 139,300
                            =========  =========  ========= =========
 Weighted average common
 shares outstanding            979,640   964,398    977,278   961,817

 Effect of dilutive
  securities                    74,972    72,676     73,547    48,971
                            ----------  --------  --------- ---------
 Weighted average dilutive
  common shares outstanding  1,054,612 1,037,074  1,050,825 1,010,788
                            ========== =========  ========= =========
 Basic earnings per common
  share                      $   .10   $   .05    $   .22   $   .14
                             =======   =======    =======   =======
 Diluted earnings per common
  share                      $   .09   $   .05    $   .20   $   .14
                             =======   =======    =======   =======

 All options and the warrant outstanding as of March 31, 2005 and 2004 were included in the foregoing computations.

 5.  Comprehensive Income:

     There was no significant difference between net income and comprehensive income for the three and nine month periods ended
 March 31, 2005 and 2004.


              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (continued)


 6.   Stock-Based Compensation Plans:

     The Company maintains a Stock Option Plan which it accounts for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                            For the Three Month    For the Nine Month
                            Periods Ended          Periods Ended
                            March 31,              March 31,
                            -------------------    ------------------
                              2005       2004       2005      2004
                            --------  -------    --------   --------
 Net income:
       As reported          $ 94,700  $48,600    $214,100   $139,300
       Pro Forma              94,200   48,300     212,600    135,700

 Earnings per common and
  common equivalent share:
       Basic - as reported     $ .10     $ .05      $ .22       $ .14
       Basic - pro forma       $ .10     $ .05      $ .22       $ .14
       Diluted - as reported   $ .09     $ .05      $ .20       $ .14
       Diluted - pro forma     $ .09     $ .05      $ .20       $ .13

 On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, accounting for Stock Issued to Employees.
 SFAS 123(R) is effective at the beginning of the next fiscal year that begins after December 15, 2005. The Company is currently assessing the impact of adopting SFAS 123(R).


             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, impact of competition, relationships with principal customers, the ability to reach final agreements, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

 We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

 Liquidity and Capital Resources

 Net cash provided by operating activities was $173,900 for the nine month period of the current fiscal year as compared to $250,800 for the comparative period of the prior fiscal year. The principal factors accounting for the difference were higher accounts receivable at March 31, 2005 compared to year end, partially offset by higher net income for the current ine month period. Cash used in investing activities was $232,000 for the current period as compared to $2,600 provided in the nine months ended March 31, 2004 reflecting during the current year greater amounts of purchases of investment securities and a lower amount of redemptions. The principal reason that cash used in financing activities was $62,400 compared to $35,400 for the prior year period was the higher cash dividend paid in 2005.
 As a result of the foregoing, cash and cash equivalents decreased by $120,500 to $120,900 as of March 31, 2005 from a balance of $241,400 as of June 30, 2004.

 The Company's working capital as of March 31, 2005 increased $188,700 to $2,172,000 from $1,983,300 at June 30, 2004. The increase was generated by profitable operations, partially offset by the cash dividend and capital expenditures. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of March 31, 2005. The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.



             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 Results of Operations

 Financial Overview

 Income before income taxes increased 115% to $158,500 for the three months ended March 31, 2005 compared to $73,600 for the three months ended March 31, 2004 as a result of higher sales and a higher gross profit percentage. The increase in sales was principally the result of the fulfillment of the previously reported unusually high level of order backlog at December 31, 2004 due to a temporary supplier problem. The order backlog at the end of the current quarter was insignificant. The higher gross profit percentage arose primarily from lower material and overhead costs and, to some extent, certain price increases.

 Income before income taxes increased 58% to $313,900 for the nine months ended March 31, 2005 compared to $199,300 for the three months ended March 31, 2004 also primarily as a result of higher sales due in large part to greater sales of new products and accessories and an increased gross profit percentage in the current nine month period for the reasons discussed above.

 The Three Months Ended March 31, 2005 Compared with the Three
 Months Ended March 31, 2004.

 Net sales for the three months ended March 31, 2005 increased by $139,400 (16.3%) to $996,300 as compared with $856,900 for the three months ended March 31, 2004, primarily due to the fulfillment of the previously reported unusually high level of order backlog at the end of the prior quarter due to a temporary supplier problem. The gross profit was $517,600 for the three months ended March 31, 2005,(a 52.0% gross profit margin) compared with $401,800, (a 46.9% gross profit margin) for the three months ended March 31, 2004, due principally to lower material and overhead costs and to some extent, certain price increases.

 General and administrative expenses for the three months ended
 March 31, 2005 increased slightly by $6,100 (3.6%) to $176,200 compared with $170,100 for the prior year's quarter due primarily to increased salaries and insurance expenses.

 Selling expenses for the three months ended March 31, 2005 increased $5,600 (8.0%) to $75,500 as compared to $69,900 for the three months ended March 31, 2004, mainly due to expansion of marketing programs to include advertisements in various trade and distributor publications.

 Research and development expenses increased by $15,200 (16.2%) to $109,000 for the three months ended March 31, 2005 as compared with $93,800 for the prior year period as a result of greater new product development efforts.

 As a result of the foregoing, the Company's income before income taxes increased $84,900 (115%) to $158,500 for the three months ended March 31, 2005 compared to $73,600 for the three months ended March 31, 2004.

 In view of the higher income and increase in the effective tax rate, income tax expense for the three months ended March 31, 2005 increased to $63,800 as compared with $25,000 for the prior year's quarter.


           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 The Nine Months Ended March 31, 2005 Compared with the Nine Months Ended March 31, 2004.

 Net sales increased $92,700 (3.6%) to $2,693,200 for the nine months ended March 31, 2005 compared to $2,600,500 for the nine months ended March 31, 2004, primarily due to increased sales of our new products and product accessories.

 The gross profit margin of 49.1% for the nine months ended March
 31, 2005, was higher than the gross profit margin of 46.9% for the nine months ended March 31, 2004 due mainly to lower material, labor, and overhead costs and to some extent, certain price increases.

 General and administrative expenses for the nine months ended March 31, 2005 were $521,600, an increase of $4,500 (4.9%), as compared with $497,100 for the nine months ended March 31, 2004 due primarily to increased salaries and insurance expenses.

 Selling expenses for the nine months ended March 31, 2005 decreased $23,700 (9.5%) to $224,700, as compared with $248,400 for the nine months ended March 31, 2004, due to lower advertising expenses during the first six months of the current year's nine month period and the new website and sales training expenses incurred last year.

 Research and development expenses decreased slightly by $9,100 (3.3%) to $279,400 for the nine months ended March 31, 2005 as compared with $288,500 for the comparable prior year period despite an overall increase in our research and development effort, which however, was more than offset by the significant expenditures incurred in the development of the new MicroPlate Genie(TM) during the first half of last fiscal year.

 As a result of the foregoing, the Company's income before income taxes increased $114,600 (57.5%) to $313,900 for the nine months ended March 31, 2005 compared to $199,300 for the nine months ended March 31, 2004.

 As a result of the higher income and increase in the effective tax rate for the period, income tax expense was $99,800, compared to $60,000 for the prior year comparable period.

 ITEM 3.  CONTROLS AND PROCEDURES

 As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

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


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit Number:   Description

          31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          32.1         Certification of Chief Executive
                       Officer and Chief Financial Officer
                       pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:
                       During the three months ended March 31,
                       2005, Registrant filed a report on Form 8-K on March 23, 2005 reporting under Item 1.01, Entry into a Material Definitive Agreement.




             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


                              SIGNATURE


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                               Scientific Industries, Inc.
                               Registrant


                               /s/Helena R. Santos
                               -------------------
                               Helena R. Santos
                               President, Chief Executive Officer,
                               Treasurer, and Chief Financial Officer

 Date: May 16, 2005