Form 10KSB
period 2005-06-30
SCIENTIFIC INDUSTRIES INC
filed 2005-09-28
CIK 87802

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-KSB
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934
               For the fiscal year ended     JUNE 30, 2005


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
               For the transition period from______to______

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

Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year. $3,593,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 2, 2005 is $1,929,100.

The number of shares outstanding of the issuer's common stock, par value $.05 per share ("Common Stock") as of September 2, 2005 is 980,207 shares.


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

                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

        General. Scientific Industries, Inc., a Delaware corporation (the "Company"), formed in 1954, designs, manufactures, and markets a variety of laboratory equipment. The Company's products are generally used for research purposes in laboratories of universities, hospitals, pharmaceutical companies, clinics, medical device manufacturers and other related industries.

        Products. The Company's products principally consist of laboratory mixers, rotators/rockers, refrigerated incubators, and magnetic stirrers.

        Mixers and Disruptors. The Company's primary product is the Vortex-Genie(R) 2 Mixer. The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds. Sales of the Vortex-Genie 2 Mixer (excluding accessories) represented approximately 75% of the Company's revenues for the year ended June 30, 2005 ("fiscal 2005") as compared with 77% of the Company's revenues for the year ended June 30, 2004 ("fiscal 2004").

        Commencing in the year ended June 30, 2002 ("fiscal 2002") the Company expanded its mixers line to included the Vortex-Genie 2T, a mixer with an integral timer, the Vortex-Genie 1, a high speed touch mixer, and the Disruptor Genie(R), a patented cell disruptor (all introduced in fiscal 2002); the MicroPlate Genie(TM), another specialty mixer designed specifically to mix and vortex the contents of microplates (introduced in fiscal 2004) and the Multi-MicroPlate Genie(TM) (launched at the end of fiscal
2005).

        Other Products. The Company's Roto-Shake Genie(R), a patented benchtop multi-purpose rotator/rocker is designed by the Company to rotate and rock a wide variety of containers which are magnetically attached to the unit's magnetized platform. The Enviro-Genie(R) Refrigerated Incubator and the BioReactor
Genie(TM) Cell Culture Chamber (introduced during fiscal 2003) are multi-functional benchtop environmental chambers designed to perform various functions under controlled environmental conditions of temperature. The Company's Bag Rotator also mixes transfer packs and other sealed bags for the clinical market.

        During the past two fiscal years, the Company launched two other products -the Magstir Genie(R), a new patented magnetic stirrer, which is programmable and offers a unique low to high speed range (launched in fiscal 2004) and the new Multi-Magstir Genie(TM) (launched in fiscal 2005). Other magnetic stirrers are currently under development for introduction during the fiscal year ending June 30, 2006 ("fiscal 2006").

        Product Development. The Company designs and develops substantially all of its products. Its personnel formulate plans and concepts for new products and improvements or modifications to existing products. It also engages outside consultants to augment its capabilities in such areas as industrial design.

        Marketing. The Company's products are generally distributed and marketed through an established network of domestic and foreign laboratory equipment distributors. See "Major
Customers" below. In general, it takes two to three years for a new product to begin generating meaningful sales in the industry due to the catalog distribution system.

        Commencing in January 2003, the Company substantially increased its marketing efforts and expenditures with: (i) the employment of a Director of Sales and Marketing; (ii) the entry into a long-term agreement providing for a substantial increase in the marketing consulting services of an affiliate of a Director of the Company, who earlier had been a marketing employee of the Company's principal distributor, and (iii) an expanded promotion and advertising program.

         The Company also markets its products through attendance of industry trade shows, trade publication advertising, brochures and catalogs, and to a limited extent, in view of the type of customer for the Company's products, its own web site.

        Assembly and Production Materials. The Company's production operation principally involves assembly of components supplied by various domestic and international independent suppliers. The Company does not have any sole suppliers, except as to a few components where it is not practicable to have multiple suppliers and alternative suppliers are available. Over the last two fiscal years, the Company has purchased a substantial portion of components from overseas factories, with a material part of the purchases effected through a U.S. vendor. (The vendor accounted for approximately 35% and 28% for fiscal 2005 and fiscal 2004, respectively, of the Company's material purchases during fiscal
2005.)  See  "Risk Factors"   The Company is Heavily Dependent on
Outside Suppliers for the Components of Its Products.

        Patents, Trademarks, Licenses and Franchises. The Company holds several United States patents relating to existing products. It licenses one of its patents, a patent on a utilitarian feature of its Vortex-Genie 2 Mixer on a non-exclusive, royalty-free basis to Henry Troemner, LLC, ("Troemner"), under an agreement dated December 1, 1999 settling a lawsuit instituted by the Company in April, 1999. The patent and license expire on November 2, 2005. The Company's patent for the TurboMix(TM), an accessory to the existing Vortex-Genie 2 Mixer, expires in September 2015. Its patent on the Roto-Shake Genie expires in July 2016. A new patent and several trademark applications are currently pending. No representation can be made that any application will be granted or as to the protection, if any, it will provide if granted.


        The Company has various proprietary marks, including
BioReactor Genie(TM), Disruptor Beads(TM), Disruptor Genie(R),
Enviro-Genie(R), Genie(TM), MagStir Genie(R), MultiMagStir
Genie(TM), MicroPlate Genie(TM), Multi-MicroPlate Genie(TM),
Roto-Shake Genie(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product.

        Foreign Sales. The Company's foreign sales, all of which were to various distributors outside the United States (principally Asia and Europe) accounted for approximately 43.8% of the Company's net sales for fiscal 2005 and 42.5% for fiscal 2004. Such sales are paid in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

        Seasonality. The Company does not consider its business to be seasonal.

        Major Customers.  Sales, mostly of the Vortex-Genie 2
Mixer to two of the Company's customers, each a
major distributor, represented in the aggregate approximately 40%
and 42% of net sales for fiscal 2005 and for fiscal 2004, respectively.
  A third customer, also a distributor of the Company's products, accounted for 10.2 % in fiscal 2005 and under 10% in fiscal 2004 of the Company's net sales.  The loss of or a material reduction of sales to either distributor, as experienced during fiscal year ended June 30, 2003, could have a material adverse effect upon
the operating results of the Company.   See "Competition" below
for offerings by distributors of competitive products.

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

        In the general area of laboratory equipment, the Company's major competitors are Troemner, Barnstead/Thermolyne Corporation, (an Apogent Technologies company owned by Fisher Scientific, the Company's principal customer), IKA-Werke GmbH & Co. KG, a German company, and Heidolph Instruments GmbH, a German company. Since the Company's products are primarily sold through distributor catalogs, the Company relies heavily on the distributors' decisions as to which products they include in their catalogs. Both Fisher Scientific and another major distributor of the Company's products offer private label mixers in competition with the Company's vortex mixers. The exclusion of the Vortex-Genie 2 Mixer from either distributor's catalog could have a material adverse effect on the Company.

        Research and Development. In connection with the development of new products, the Company incurred research and development expenses of $350,200 during fiscal 2005 compared to $364,800 during fiscal 2004. The Company expects its expenditures in fiscal 2006 for research and development will be in approximately the same range.

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

        Employees.  As of September 2, 2005, the Company employed
19 persons of whom 18 were full-time, including its two executive officers. None of the Company's employees is represented by any unions.

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


THE COMPANY OFFERS A LIMITED NUMBER OF PRODUCTS WITH SALES OF ONE
PRODUCT  ACCOUNTING FOR A SUBSTANTIAL PORTION OF ITS REVENUES

         The Company currently offers for sale a limited number of products. Sales of its Vortex-Genie 2 Mixer accounted for approximately 75% and 77% of the Company's sales for fiscal 2005 and fiscal 2004, respectively. No assurance can be given that the Company will be able to maintain its current level of sales of the Vortex-Genie 2 Mixer or that the operating margin derived therefrom will not be adversely affected.

DEPENDENCE ON MAJOR CUSTOMERS

        The industry is dominated in the U.S. by two major
laboratory equipment distributors, Fisher Scientific and VWR International, each of which currently distributes the Company's products. Total sales to these two customers accounted for approximately 40% and 42% of the Company's total sales in the last two fiscal years. Moreover, Fisher Scientific acquired in 2004 Apogent Technologies, which owns Barnstead/Thermolyne, a competitor of the Company. No representation can be made at this time as to the effect, if any, of this acquisition on sales of the Company's
products to Fisher Scientific.   A third customer, also a
distributor of the Company's products, accounted for 10.2 % in fiscal 2005 and under 10% in fiscal 2004, respectively of the Company's net sales. A material reduction in sales to any of the three distributors would have a material adverse effect on the results of operations of the Company.

THE COMPANY IS A SMALL PARTICIPANT IN ITS HIGHLY COMPETITIVE INDUSTRY

           The laboratory products industry is highly competitive. Although the Company's principal product, the Vortex-Genie 2 Mixer, has been widely accepted, the Company's annual net sales ($3,593,000 for fiscal 2005 and $3,532,600 for fiscal 2004) is much less than the annual revenues of many of its competitors in the industry.
Its principal competitors are substantially larger and have much greater financial, production and marketing resources than the Company. In the past few years, there have been new entrants into the vortex mixer market including a supplier of the Company's two largest distributors.

THE COMPANY'S ABILITY TO GROW AND COMPETE EFFECTIVELY IS IN PART
DEPENDENT ON ITS ABILITY TO DEVELOP AND EFFECTIVELY MARKET NEW
PRODUCTS

         In the recent past, the Company been pursuing a program to develop and market new laboratory equipment with a view to increasing its revenues and reducing its dependence on the Vortex-Genie 2 Mixer. Pursuant to the program, the Company first developed and introduced during the fiscal year ended June 30, 1999 the Roto-Shake Genie rotator/rocker and then in the fiscal year ended June 30, 2001 the Enviro-Genie refrigerated incubator. During fiscal 2002, the Company began selling three new products which generally target the vortex mixer market - the Vortex-Genie 1 touch mixer, the Vortex-Genie 2T timed mixer, and the Disruptor Genie cell disruptor. More recently, the Company introduced the MagStir Genie and MultiMagStir Genie magnetic stirrers and the MicroPlate Genie and Multi-MicroPlate Genie microplate mixers, with additional products currently under development.

         Revenues derived from products other than the Vortex-Genie 2, (excluding accessories) amounted to $669,500 and $648,000, respectively, for fiscal 2005 and fiscal 2004. The Company historically has relied primarily on its distributors and their catalogs to market its products. Sales of new products are still heavily dependent on their inclusion in distributors' catalogs and websites, since the majority of the end users purchase through distributors. Accordingly, it may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered. During fiscal 2004, the Company changed its pricing policies to encourage distributors to include the products in their catalogs and websites, with a revised discount structure.

         In the beginning of calendar 2003, the Company began taking a more aggressive approach towards the marketing of its products, starting with the hiring of a sales and marketing director, and allocating more resources for advertising, promotions, website, and miscellaneous other selling and marketing tools. No assurance can be made that the amounts allocated by the Company for its development and marketing program will prove beneficial or that the pricing policy will result in the inclusion of any particular product in a distributor's catalog and website.

THE COMPANY IS HEAVILY DEPENDENT ON OUTSIDE SUPPLIERS FOR THE
COMPONENTS OF ITS PRODUCTS

         While the Company believes there are several suppliers available for all of its components, it presently relies on one source for several components. (See "Assembly and Production Materials".) The disruption or termination of the operations of such sources could have an adverse effect, hopefully of short duration, on the Company's results of operation. To diminish this risk, the Company keeps higher than normal quantities on-hand of such components, and has added several alternate suppliers during 2005. Furthermore, the Company intends to continue purchasing components from overseas factories directly or indirectly. Such reliance could increase the risks of the Company's operation including those arising from government controls, foreign conditions, custom duties, changes in both foreign and United States government policies, and the reliability and financial condition of such suppliers.

THE COMPANY'S ABILITY TO COMPETE DEPENDS IN PART ON ITS ABILITY TO SECURE AND MAINTAIN PROPRIETARY RIGHTS TO ITS PRODUCTS

        The Company's ability to compete depends in part on its ability to secure and maintain proprietary rights to its products. The Company 's design patent on a feature of its Vortex-Genie 2 Mixer, its principal product, expires in November 2005. It holds a patent on an accessory to that product which expires in September 2015 and on another product which expires in July 2016. A patent application on a new product is pending.

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

THE COMPANY HAS LIMITED MANAGEMENT RESOURCES

        The loss of the services of Ms. Helena Santos, the Company's Chief Executive Officer, President and Treasurer, or Mr. Robert Nichols, the Company's Executive Vice President or any material expansion of the Company's operations could place a significant additional strain on the Company's limited management resources and could be materially adverse to the Company's results and financial condition.

THE COMMON STOCK OF THE COMPANY IS THINLY TRADED AND IS SUBJECT TO
VOLATILITY

        The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. As of September 7, 2005, there were only 980,207 shares of Common Stock of the Company outstanding, of which 321,815 shares are held by the directors and officers of the Company. There have been a number of trading days during fiscal 2005 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

ITEM 2.  DESCRIPTION OF PROPERTY.

        The Company's executive offices and manufacturing facilities comprising approximately 25,000 square feet are located at 70 Orville Drive, Bohemia, New York 11716. They are held pursuant to a lease which was amended in September 2004, principally to extend the expiration date from December 31, 2004 to January 31, 2010, and to reduce the minimum base annual rent. See
Note 8 to the Financial Statements in Item 7 for further information. The leased facilities are suitable and adequate for the Company's operations. In the opinion of management, the property is adequately covered by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

   (a) The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2004 and fiscal 2005, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

        For Fiscal Quarter Ended:    Low Bid            High Bid


        09/30/03                     1.12                  1.20
        12/31/03                     1.20                  1.50
        03/31/04                     1.50                  1.85
        06/30/04                     1.85                  2.00
        09/30/04                     1.95                  2.05
        12/31/04                     2.00                  2.25
        03/31/05                     2.25                  3.28
        06/30/05                     2.26                  3.01

     (b) There were, as of September 7, 2005, 854 record holders of the Company's Common Stock.

     (c) On January 14, 2005, The Company paid a cash dividend of $.07 per share to stockholders of record on October 20, 2004. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF   OPERATIONS.

        Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, impact of competition, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

        Overview. During fiscal 2005, the Company achieved a significant increase of 30% in Income Before Income Taxes compared
to fiscal 2004   $423,000 compared to $325,700   mainly the result
of the Company's success in reducing operating costs. However, due to inflationary pressures the Company does not anticipate achieving any material cost reductions in fiscal 2006. Furthermore, increasing price competition could also impact the Company's gross profit margins.

        Net sales increased by $60,400 (1.7%) to $3,593,000 for fiscal 2005 from $3,532,600 for fiscal 2004, which appears to be comparable to the organic growth rate reported by many laboratory equipment suppliers in the industry. The Company's sales increase was mainly due to greater sales of new products and accessories to overseas customers.

        The laboratory products industry has been subject to certain merger and acquisition activity in the past two years, creating additional pricing and competitive pressures. In fiscal 2004, Fisher Scientific, the Company's largest customer acquired Apogent Technologies, Inc., a major supplier of various laboratory equipment, and the Company's second largest customer, VWR International was acquired by Clayton, Dubilier & Rice, Inc..

        The Company believes that in order to remain competitive in its current environment, it must continue its marketing and sales efforts to achieve product recognition and customer loyalty, and to target new markets with its existing products and new technology.

        Results of Operations.   Net sales for fiscal 2005 were
$3,593,000, an increase of $60,400 (1.7%) compared to net sales of $3,532,600 for fiscal 2004 due to an increase from $902,600 in fiscal 2004 to $967,400 in fiscal 2005 in sales of new products and accessories. The increase in new products and accessory sales was primarily to overseas customers. The gross profit percentage for fiscal 2005 of 48.7% exceeded the gross profit percentage of 47.2% for fiscal 2004, mostly as a result of lower factory overhead costs and, to a lesser extent, increased selling prices.

        General and administrative ("G&A") expenses were approximately the same at $682,300 for fiscal 2005, compared to $686,700 in fiscal 2004.

        Selling expenses for fiscal 2005 decreased slightly by $7,100 (2.3%) to $316,400 compared to $309,300 for fiscal 2004 mainly due to lower website and printed materials expenses.

        Research and development expenses decreased by $14,600
(4.0%) to $350,200 for fiscal 2005 compared to $364,800 for fiscal 2004, as a result of lower outside engineering costs, while maintaining a constant level of development projects.
        Income tax expense was $118,500 for fiscal 2005 compared to $77,000 for fiscal 2004, due mainly to higher profits.

       Liquidity and Capital Resources. Net cash provided by operating activities was $319,900 for fiscal 2005 compared to $338,000 impacted in fiscal 2005 by higher inventory and higher accounts receivable balances at June 30, 2005. Cash used in investing activities increased to $315,000 for fiscal 2005 compared to $168,900 for fiscal 2004, reflecting higher purchases of investment securities, which as of June 30, 2005 amounted to $1,026,700. Cash used in financing activities increased to $62,400 for fiscal 2005 compared to $35,300 in fiscal 2004, primarily as a result of the cash dividend paid in January 2005.
As a result of the foregoing, the Company's cash and cash equivalents decreased by $57,500 to $183,900 as of June 30, 2005 compared to $241,400 as of June 30, 2004.

        The increase of $265,500 in the Company's working capital to $2,248,800 from $1,983,300 was primarily generated by profitable operations, partially offset by the cash dividend paid and capital expenditures. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of June 30, 2005. The Company has never borrowed under this line of credit. Management believes that it will be able to meet its cash flow requirements during the fiscal year ending June 30, 2006 from its available financial resources which are anticipated to include future cash generated from operations, its cash and cash equivalents and investments, and if required, the credit line.

       Capital Expenditures. During fiscal 2005, the Company incurred $53,900 in capital expenditures, the level which the Company expects to incur during fiscal 2006. The Company believes that the required funding for capital expenditures will be, as in past fiscal years, from the Company's operations or available working capital.

ITEM 7.   FINANCIAL STATEMENTS.

       The Financial Statements required by this item are attached hereto on pages F1-F18.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

        Arthur M. Borden, Esq. (age 85), a Director since 1974, has been counsel to the law firm of Katen Muchin Zavis Rosenman
(formerly Rosenman & Colin) during the past five years. He is a director of Supreme Industries, Inc., a nationwide manufacturer of specialized truck bodies.

        Joseph G. Cremonese (age 69), a Director since November 2002, has been a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies engaged in the production and sale of products for science and biotechnology. Since March 2003, Mr. Cremonese has been a director of and consultant to Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, presently the the Company's largest customer.

        Joseph I. Kesselman (age 80), a Director since 1961 and Chairman of the Board since August 29, 2002, has been for more than five years a consultant to various corporations. He is a director of Nuclear and Environmental Protection Inc., Hopare Holding, S.A. (a Swiss company), and Infranor Inc., a developer and manufacturer of servo systems.

        Roger B. Knowles (age 79), a Director since 1965, is retired. During the past five years he has been involved in liquidating various real estate and manufacturing concerns.

        James S. Segasture (age 69), a Director since 1991, has been a private investor since February 1990.

        The Directors are elected to two-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company to be held at the next annual meeting following: the fiscal year ended June 30, 2005 - two Directors (Messrs. Cremonese and Knowles, Class C), the fiscal year ending June 30, 2006 - two Directors (Messrs. Borden and Segasture, Class
A) and the fiscal year ending June 30, 2007 - one Director (Mr. Kesselman, Class B).

BOARD COMMITTEES

        Joseph I. Kesselman and James S. Segasture have been appointed as the sole members of the Company's Stock Option
Committee to serve at the discretion of the Board and to administer the Company's 2002 Stock Option Plan.

        The Board of Directors acts as the Company's Audit Committee.

EXECUTIVE OFFICERS

        Helena R. Santos, CPA (age 41), employed by the Company since 1994, was appointed in August 2002 as President, Chief Executive Officer and Treasurer. Previously she served as Vice President, Controller from 1997 and Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

        Robert P. Nichols (age 44), employed by the Company since February 1998, was appointed in August 2002 as Executive Vice President. He had been Vice President, Engineering from May 2001.
 Prior to joining the Company, he was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The Company believes that, for the year ended June 30, 2005, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table summarizes all compensation paid by the Company to its then Chief Executive Officer and President and Executive Vice President with respect to each of the three fiscal years ended June 30, 2005, 2004 and 2003. No other executive officer earned in excess of $100,000 in any of such fiscal periods.

                     SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION

                                                    All Other
                     Fiscal                         Compen-
Name                 Year    Salary    Bonus       sation
___________________  ______  ______    _____       __________


Helena R. Santos (1) 2005   $108,200  $   -        $   -
                     2004   $100,000  $   -        $   -
                     2003   $ 98,500  $   -        $   -
Robert P. Nichols (2)2005   $103,200  $   -        $   -
                     2004   $ 95,000  $   -        $   -
                     2003   $ 94,000  $   -        $   -
Lowell A. Kleiman (1)2003   $ 53,300  $   -        $ 19,500

(1) Ms. Santos was appointed Chief Executive Officer and President on August 29, 2002 following the termination of Mr. Kleiman's employment. His other compensation represents benefits accrued upon termination.

(2) Mr. Nichols was appointed Executive Vice President on August
29, 2002.


                  OPTION GRANTS IN LAST FISCAL YEAR

There were no options granted to officers during fiscal year 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION
VALUES

There were no options exercised by officers during fiscal year
2005.

Employment Agreements

        The Company's employment agreements with Ms. Helena R. Santos and Mr. Robert P. Nichols effective through December 31, 2006 provide for base annual salaries of $110,000, an increase on September 1, 2004 from $100,000 for Ms. Santos and $105,000 for Mr. Nichols, an increase on September 1, 2004 from $95,000. Each agreement authorizes annual bonuses at the discretion of the Board based upon performance criteria and contains noncompetition and confidentiality covenants.

 DIRECTORS' COMPENSATION

        The Company currently pays each non-employee Director a quarterly retainer of $750 and a fee of $500 for each meeting attended, plus reimbursement for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Joseph I. Kesselman, as Chairman of the Board, also receives a monthly fee of $750. During fiscal 2005, the fees to non-employee Directors aggregated $36,000.

        Pursuant to the Company's 1992 Stock Option Plan ("1992 Plan") options to purchase 3,000 shares of Common Stock at the then fair market value were granted to each non-employee director who was on the Board of Directors on the first business day of each March, in 1993, 1994, 1995, and 1996, namely Messrs. Borden, Kesselman, Knowles and Segasture. In addition, in December 1997 and through December 2002 the Board of Directors granted under the 2002 Plan annually options to purchase 4,000 shares of Common Stock for each of them exercisable at the fair market value on the date of grant. Accordingly, as of June 30, 2005, the Company had granted under the 1992 Plan to the foregoing four non-employee Directors options to purchase an aggregate of 128,000 shares of Common Stock, or options to purchase 32,000 shares of Common Stock for each. The fair market value per share of Common Stock on the dates of grant ranged from $0.50 for options granted in 1993 to $2.40 in 2002. As of June 30, 2005, options under the 1992 Plan with respect to 49,000 shares had been exercised by the Directors. In addition, they had exercised options with respect to 48,000 shares granted to them prior to the adoption of the 1992 Plan.

        Under the Company's 2002 Plan, none of the Directors at the time of the adoption by the Board of Directors of the 2002 Plan (subsequently approved by stockholders) were eligible to receive option grants. Mr. Joseph G. Cremonese who was elected Director at the 2002 Annual Meeting of Stockholders, was granted on December 1, 2003 an option to purchase 5,000 shares of Common
Stock at the fair market value of $1.35.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

        The following table sets forth, as of June 30, 2005, the number of shares of Common Stock beneficially owned by (i) the persons known to the Company to be the owners of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. The address for each director and executive officer is c/o Scientific Industries, Inc., 70 Orville Drive, Bohemia, New York 11716.

                         Amount and
Name                     Nature of Beneficial Ownership  % of Class
___________________________________________________________________

Lowell A. Kleiman                    139,581 (1)           14.2%
16 Walnut Street
Glen Head, NY 11545

Arthur M. Borden                      59,540 (2)            5.9%
Joseph G. Cremonese                   21,210 (3)            2.1%
Joseph I. Kesselman                   63,520 (4)            6.3%
Roger B. Knowles                      59,495 (5)            5.9%
James S. Segasture                   187,250 (6)           19.0%
Helena R. Santos                      21,000 (7)            2.1%
Robert P. Nichols                     27,800 (8)            2.8%

All directors and  executive
officers as a group (7 persons)       439,815 (9)          40.1%


(1) Based on information reported in his Schedule 13D filed with the Securities and Exchange Commission on October 30, 2002.
(2)    Includes 23,000 shares issuable upon exercise of options.
(3) 16,210 shares are owned jointly with his wife and 5,000 shares are issuable upon exercise of options.
(4) Includes 23,000 shares issuable upon exercise of options and 735 shares of Common Stock owned jointly with his wife.
(5) Includes 23,000 shares issuable upon exercise of options, 35,158 shares owned by his wife, and 1,337 shares owned by a trust of which he is a trustee, beneficial ownership of which is disclaimed by him.
(6) Includes 4,000 shares issuable upon exercise of options and 493 shares owned by his wife.
(7)    Includes 15,000 shares issuable upon exercise of options.
(8)    Includes 25,000 shares issuable upon exercise of options.
(9)    includes 118,000 shares issuable upon exercise of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Mr. Joseph G. Cremonese, who was elected a Class C Director at the Annual Meeting of Stockholders in November 2002 or his affiliate, Laboratory Innovation Company, Ltd., have been providing independent marketing consulting services to the Company for approximately eight years. The services have been rendered since January 1, 2003 pursuant to a consulting agreement which was amended in March 2005. The agreement as amended provides that Mr. Cremonese and his affiliate render, at the request of the Company, through December 31, 2006 marketing consulting services of at least 72 (originally 80), but not more than 96, days per year at the rate of $500 (originally $450) per day with a monthly cap of $3,000, with the Company's obligation reduced to the extent the consulting services are less than 72 days for the 12 month period. The agreement contains confidentiality and non-competition covenants. During fiscal 2005, the Company paid an aggregate of $31,000 for the consulting services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

		Exhibits to this report are listed in the Exhibit
Index at the end of this report.

(b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the last quarter of fiscal 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The Company incurred for the services of Nussbaum, Yates & Wolpow, P.C.: audit fees (including for preparation of the Company's corporate tax returns) of approximately $26,500 and $26,000 in connection with the audit of the Company's financial statements for fiscal 2005 and fiscal 2004, respectively; $2,700 and $2,550 in connection with the quarterly reviews for fiscal 2005 and fiscal 2004, respectively, and $3,600 in fiscal 2005 in connection with reviews of amendments of the Company's annual and quarterly reports filed under the Securities Exchange Act of 1934. There were no other audit related fees or other fees paid to Nussbaum, Yates & Wolpow, P.C.

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





Date:  September 28, 2005

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                     Title              Date


/s/ Arthur M. Borden     Director           September 28, 2005
____________________
Arthur M. Borden

/s/ Joseph G. Cremonese  Director           September 28, 2005
_______________________

Joseph G. Cremonese

/s/ Joseph I. Kesselman  Chairman of        September 28, 2005
_______________________  the Board

Joseph I. Kesselman

/s/ Roger B. Knowles     Director           September 28, 2005
____________________
Roger B. Knowles

/s/ James S. Segasture   Director           September 28, 2005
______________________
James S. Segasture

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

 10           Material Contracts:

 10(a) Lease between Registrant and AIP Associates, predecessor-in-interest of current lessor, dated October, 1989 with respect to Company's offices and facilities. (Filed for EDGAR purposes only)

 10(a)-1      Amendment to lease between Registrant
              and REP A10 LLC dated September 1,
              2004 (Filed as Exhibit 10A-1 to the
              Company's Current Report on Form 8-K
              filed on September 2, 2004, and
              incorporated by reference thereto).

 10(b) Employment Agreement dated January 1, 2003, by and between the Company and Ms. Santos
              (Filed as Exhibit 10(a) to the Company's
              Current Report on Form 8-K filed on January
              22, 2003, and incorporated by reference
              thereto).

 10(b)-1      Employment Agreement dated September
              1, 2004, by and between the Company
              and Ms. Santos (filed as Exhibit 10A-1
              to the Company's Current Report on
              Form 8-K filed on September 1, 2004,
              and incorporated by reference thereto).

10(c)         Employment Agreement dated September
              1, 2004, by and between the Company
              and Mr. Nichols.

10(d) Consulting Agreement dated January 1, 2003 by and between the Company and Mr. Cremonese and his affiliate, Laboratory Innovation Company,
              Ltd., (Filed as Exhibit 10(b) to the
              Company's Current Report on Form 8-K filed on
              January 6, 2003, and incorporated by
              reference thereto).

10(d)-1       Consulting agreement dated March 22,
              2005, by and between the Company and
              Mr. Cremonese and Laboratory Innovation
              Company, Ltd., (filed as Exhibit 10A-1
              to the Company's current report on
              Form 8-K filed on March 23, 2005, and
              incorporated by reference thereto).

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

 31.1         Certification of Chief Executive Officer and
              Chief Financial Officer pursuant to Section
              302 of Sarbanes-Oxley Act of 2002.

 32.1         Certification of Chief Executive Officer and
              Chief Financial Officer pursuant to Section
              906 of Sarbanes-Oxley Act of 2002.

                SCIENTIFIC INDUSTRIES, INC.
	                 AND SUBSIDIARY

	       YEARS ENDED JUNE 30, 2005 AND 2004

	       FINANCIAL STATEMENTS AND REPORT OF
	  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	   SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

	     YEARS ENDED JUNE 30, 2005 AND 2004



	                    CONTENTS




	                                                     Page
                                                           ----

Report of Independent Registered Public Accounting Firm     F-1


Consolidated financial statements:

	Balance sheet                                         F-2

	Statements of income                                  F-3

	Statements of shareholders' equity                    F-4

	Statements of cash flows                              F-5

	Notes to financial statements                  F-6 - F-18

	Report of Independent Registered Public Accounting Firm
	_______________________________________________________


Board of Directors and Shareholders
Scientific Industries, Inc. and Subsidiary
Bohemia, New York

We have audited the consolidated balance sheets of Scientific Industries, Inc. and subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Industries, Inc. and subsidiary as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.



/s/Nussbaum Yates & Wolpow, P.C.
________________________________
Nussbaum Yates & Wolpow, P.C.
Melville, New York


September 7, 2005

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS

                    JUNE 30, 2005 AND 2004

                            ASSETS
                                          2005             2004
                                     ___________      ___________

Current assets
  Cash and cash equivalents          $   183,900      $   241,400
  Investment securities                1,026,700          802,500
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $10,600 in 2005 and 2004          450,600          388,800
  Inventories                            800,400          666,200
  Prepaid and other current assets        57,800           58,200
  Deferred taxes                          49,000           62,300
                                     ___________      ___________

        Total current assets           2,568,400        2,219,400

Property and equipment, net              136,100          140,500

Deferred taxes                              -              25,500

Intangible assets, less accumulated
  amortization of $48,700 and $41,300
  in 2005 and 2004                        35,400           12,500

Other                                     40,000           72,800
                                     ___________      ___________

        Total assets                 $ 2,779,900      $ 2,470,700
                                     ===========      ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                   $    82,400      $    76,000
  Accrued expenses and taxes             237,200          160,100
                                     ___________      ___________

        Total current liabilities        319,600          236,100
                                     ___________      ___________

Deferred compensation                     19,400           36,000
                                     ___________      ___________

Deferred taxes                             3,000             -
                                     ___________      ___________

Commitments and contingencies

Shareholder's equity:
  Common stock,  $.05 par value;
    authorized 7,000,000 shares;
    issued 1,000,009 and 995,343 shares
    in 2005 and 2004                      50,000           49,800
  Additional paid-in capital             991,200          984,200
  Accumulated other comprehensive
    income, unrealized holding loss
    on investment securities              (7,600)          (3,500)
  Retained earnings                    1,456,700        1,220,500
                                     ___________      ___________

                                       2,490,300        2,251,000
  Less common stock held in treasury
    at cost, 19,802 shares                52,400           52,400
                                     ___________      ___________

        Total shareholders' equity     2,437,900        2,198,600
                                     ___________      ___________

        Total liabilities and
          shareholders' equity       $ 2,779,900      $ 2,470,700
                                     ===========      ===========

         See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

              CONSOLIDATED STATEMENTS OF INCOME

                    JUNE 30, 2005 AND 2004


                                         2005             2004
                                     ____________      ___________




Net sales                            $ 3,593,000       $ 3,532,600


Cost of sales                          1,844,500         1,864,100
                                     ____________      ___________

Gross profit                           1,748,500         1,668,500
                                     ____________      ___________

Operating expenses:
  General and administrative             682,300           686,700
  Selling                                316,400           309,300
  Research and development               350,200           364,800
                                     ____________      ___________

                                       1,348,900         1,360,800
                                     ____________      ___________

Income from operations                   399,600           307,700
                                     ____________      ___________

Other income:
  Interest income                         18,400            10,500
  Other income, net                        5,000             7,500
                                     ____________      ___________

                                          23,400            18,000
                                     ____________      ___________

Income before income taxes               423,000           325,700
                                     ____________      ___________

Income tax expense:
  Current                                 76,700            51,200
  Deferred                                41,800            25,800
                                     ____________      ___________

                                         118,500            77,000
                                     ____________      ___________

Net income                            $  304,500        $  248,700
                                     ____________      ___________

Basic earnings per common share       $	   .31        $	  .26
                                     ____________      ___________

Diluted earnings per common share     $	   .29        $	  .24
                                     ____________      ___________

Weighted average common shares
  outstanding                            978,008          965,230
                                     ____________      ___________

Weighted average common shares
  outstanding, assuming dilution       1,051,039        1,018,810
                                     ____________      ___________


         See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                YEARS ENDED JUNE 30, 2005 AND 2004



                            Common Stock     Additional Accumulated
                            ______________   Paid-in    Comprehensive
                            Shares  Amount   Capital    Income (Loss)
                           _______  _______  ________   _____________

Balance, July 1, 2003      980,343  $49,000  $971,200   $    300

Net income                    -        -         -          -

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -        -         -        (4,600)
 Less:  reclassification
  adjustment for loss
  included in net income      -        -         -           800
 Change in net unrealized
  holding gain                -        -         -          -

Comprehensive income          -        -         -          -

Exercise of stock options   15,000      800    12,200       -

Income tax benefit of
 stock options exercised      -        -          800       -

Cash dividend paid, $.05
 per share                    -        -         -          -
                           _______  _______  ________   _____________
Balance, June 30, 2004     995,343   49,800  $984,200   $ (3,500)

Net income                    -        -         -          -

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -        -         -        (5,500)
 Less:  reclassification
  adjustment for loss
  included in net income      -        -         -         1,400
 Change in net unrealized
  holding gain                -        -         -          -

Comprehensive income          -        -         -          -

Exercise of stock options    4,666      200     5,700       -

Income tax benefit of
 stock options exercised      -        -        1,300       -

Cash dividend paid, $.07
 per share                    -        -         -          -
                          _________  _______  ________   _____________
Balance, June 30, 2005    1,000,009  $50,000  $991,200   $(7,600)
                          =========  =======  ========   =============

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                YEARS ENDED JUNE 30, 2005 AND 2004

                                                          Total
                          Retained      Treasury Stock    Shareholders'
                                        ______________
                          Earnings      Shares  Amount    Equity
                          ________      ______  ______    _____________

Balance, July 1, 2003   $1,020,100      19,802  $52,400     $ 1,988,200
                                                          _____________

Net income                 248,700        -       -             248,700
                                                          _____________
Other comprehensive loss:
 Unrealized holding loss
  arising during period       -           -       -             (4,600)
 Less:  reclassification
  adjustment for loss
  included in net income      -           -       -                800
                                                          _____________
 Change in net unrealized
  holding gain                -           -       -             (3,800)
                                                          _____________
Comprehensive income          -           -       -            244,900
                                                          _____________

Exercise of stock options     -           -       -             13,000

Income tax benefit of
 stock options exercised      -           -       -                800

Cash dividend paid, $.05
 per share                 (48,300)       -       -            (48,300)
                        ___________   _______   _______   _____________
Balance, June 30, 2004   1,220,500    19,802     52,400      2,198,600

Net income                 304,500        -       -            304,500
                                                          _____________
Other comprehensive loss:
 Unrealized holding loss
  arising during period       -           -       -             (5,500)
 Less:  reclassification
  adjustment for loss
  included in net income      -           -       -              1,400
                                                          _____________
 Change in net unrealized
  holding gain                -           -       -             (4,100)
                                                          _____________
Comprehensive income          -           -       -            300,400
                                                          _____________

Exercise of stock options     -           -       -              5,900

Income tax benefit of
 stock options exercised      -           -       -              1,300

Cash dividend paid, $.07
 per share                 (68,300)       -       -            (68,300)
                        ___________   _______   _______   _____________
Balance, June 30, 2005  $1,456,700    19,802    $52,400     $ 2,437,900
                        ===========   =======   =======   =============

          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

              YEARS ENDED JUNE 30, 2005 AND 2004




                                                   2005        2004
                                               ___________  __________
Operating activities:
  Net income                                   $  304,500  $  248,700
  Adjustments to reconcile net income to       __________  ___________
    net cash provided by operating activities
      Loss on sale of investments                   1,400         800
      Loss on disposal of property and equipment     -          4,200
      Depreciation and amortization                66,600      68,000
      Provision for bad debts                        -          3,200
      Deferred income taxes                        41,800      25,800
      Income tax benefit of stock options
        exercised                                   1,300         800
      Changes in assets and liabilities:
        Trade accounts receivable                 (61,800)     17,600
        Inventories                              (134,200)    (84,000)
        Prepaid expenses and other current assets     600       6,400
        Other assets                               32,800       2,600
        Accounts payable                            6,400      17,900
        Accrued expenses and taxes                 77,100      33,800
        Deferred compensation                     (16,600)     (7,800)
                                               ___________  __________
            Total adjustments                      15,400      89,300
                                               ___________  __________

            Net cash provided by operating
              activities                          319,900     338,000
                                               ___________  __________

Investing activities:
  Purchase of investment securities,
    available for sale                           (435,400)   (337,600)
  Purchase investment securities, held to
    maturity                                     (113,500)       -
  Redemption of investment securities,
    available for sale                            222,600      92,600
  Redemption of investment securities,
    held to maturity                               95,500     130,800
  Capital expenditures                            (53,900)    (53,400)
  Proceeds from sale of property and equipment       -            200
  Purchase of intangible assets                   (30,300)    ( 1,500)
                                                ___________  _________

     Net cash used in investing activities       (315,000)   (168,900)
                                                ___________  _________

Financing activities:
  Proceeds from exercise of stock options           5,900      13,000
  Cash dividend declared and paid                 (68,300)    (48,300)
                                                ___________  _________

     Net cash used in financing
       activities                                 (62,400)    (35,300)
                                                ___________  _________

Net increase (decrease) in cash and cash
  equivalents                                     (57,500)    133,800

Cash and cash equivalents, beginning of year      241,400     107,600
                                                ___________  _________

Cash and cash equivalents, end of year          $ 183,900   $ 241,400
                                                ===========  =========

Supplemental disclosures of cash flow information:

    Cash paid for income taxes                  $  24,000   $   8,000
                                                ===========  =========


        See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED JUNE 30, 2005 AND 2004





1.	Summary of Significant Accounting Policies

	Principles of Consolidation

	The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc. and Scientific Packaging Industries, Inc., its inactive wholly-owned subsidiary (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

	Revenue Recognition

	The Company records revenue from the sale of its goods at the time of shipment. All shipments are FOB shipping point. All sales are final without right of return or payment contingencies. The Company has no special sales arrangements or agreements with any of its customers. Sales are recorded when the following criteria are met:

	Receipt of a written purchase order which is binding on the customer. Goods are shipped and title passes.
	Prices are fixed.
	Collectibility is reasonably assured.

	Cash and Cash Equivalents

	The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At certain times, the Company maintains balances in accounts in excess of the $100,000 FDIC insurance coverage.

	Accounts Receivable

	In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers. The Company has recorded allowances for receivables which it considered uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company's customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required. The Company actively manages its accounts receivable to minimize credit risk. The Company does not obtain collateral for its accounts receivable.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

              YEARS ENDED JUNE 30, 2005 AND 2004

1.	Summary of Significant Accounting Policies (Continued)

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

	Inventories

	Inventories are valued at the lower of cost (first in, first out) or market value, and have been reduced by an allowance for excess and obsolete inventories. The estimate is based on management's review of inventories on hand compared to estimated future usage and sales.
Cost of work-in-process and finished goods inventories include material, labor and manufacturing overhead.

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

	Intangible Assets

	Intangible assets consist of patents and trademarks being amortized on a straight-line basis over five years. Amortization expense of intangible assets for the years ended June 30, 2005 and 2004 was $7,400 and $4,500. Expense is expected to be approximately $8,000 annually for the next five years.

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

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

              YEARS ENDED JUNE 30, 2005 AND 2004

1.	Summary of Significant Accounting Policies (Continued)

	Income Taxes

	The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred income taxes result principally from the timing of the deductibility of the rent accrual, inventory adjustments, deferred compensation paid, the use of accelerated methods of depreciation and amortization for tax purposes, and tax credit carryforwards.

	Advertising

	Advertising costs are expensed as incurred. Advertising expense amounted to $43,700 and $46,700 for the years ended June 30, 2005 and 2004.

	Stock Compensation Plan

	During the year ended June 30, 2003, the Company established a new ten-year stock option plan (the "2002 Plan") which provides for the future grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus to the extent that options previously granted under the 1992 Stock
Option Plan of the Company (the "Prior Plan") expire or terminate for any reason without having been exercised, then options exercisable for that same number of shares of Common Stock, up to a maximum of one hundred sixty one thousand (161,000) shares, may be granted pursuant to the 2002 Plan.
The 2002 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2002 Plan. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options are to be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The 2002 Plan also stipulates that none of the then members of the Board of Directors shall be eligible to receive option grants under the 2002 Plan. The Prior Plan provided that each non-employee member of the Board of Directors be granted, annually commencing March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of Common Stock at the fair market value on the date of grant and commencing annually in December 1997, for as long as director, a ten-year option to purchase 4,000 shares of Common Stock at the fair market value on the date of grant. No options have been granted to the directors of the Company since December 2001. The options expire at various dates through October 2012. At June 30, 2005, 83,000 shares of Common Stock were available for grant under the 2002 Plan plus 21,000 shares which expired under the Prior Plan.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                YEARS ENDED JUNE 30, 2005 AND 2004

1.	Summary of Significant Accounting Policies (Continued)

	Stock Compensation Plan (Continued)

	The Company has elected to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for options granted under fixed plans when the option price is not less than the fair market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 2004 (there were no options granted in 2005):


                                          2004
                                        ________
	  Expected life (in years)           10
	  Risk-free interest rate           4.72%
	  Expected volatility              38.36%
	  Dividend yield                    2.31%


	Under the above model, the total value of stock options granted in 2004 was $5,300, which would be amortized ratably on a pro forma basis over the related vesting periods. Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          2005             2004
                                        _________        _________

	Net income:
	As reported                      $304,500         $248,700
	Pro forma                         302,700          244,400

	Basic earnings per share:
	As reported                       $   .31         $   .26
	Pro forma                         $   .31         $   .25

	Diluted earnings per share:
	As reported                       $   .29         $   .24
	Pro forma                         $   .29         $   .24

      Stock-based employee compensation
       cost, net of related tax effects,
       included in the determination of
       net income as reported             $  -            $  -

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                YEARS ENDED JUNE 30, 2005 AND 2004



1.	Summary of Significant Accounting Policies (Continued)

Stock Compensation Plan (Continued)

The Company did not grant any options or warrants as compensation for goods or services to non-employees for the years ended June 30, 2005 and 2004.

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

	Earnings Per Common Share

	Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options and warrants.

	Recent Accounting Pronouncements

	On December 16, 2004, the Financial Accounting Standards Board
(FASB) issued Statement No. 123(R) (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) is effective as of the first annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact of adopting SFAS 123(R).

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                YEARS ENDED JUNE 30, 2005 AND 2004


2.	Line of Business and Concentrations

      The Company is engaged in the manufacturing and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that it has only one reportable segment. Approximately 75% in 2005 and 77% in 2004 of sales are generated from the Vortex-Genie(R) 2 mixer excluding accessories.

	Certain information relating to the Company's export sales and principal customers is as follows:

                                          2005           2004
                                       __________     __________

Export sales (principally Europe
  and Asia)                            $1,575,100     $1,502,100
Customers in excess of 10% of net
  sales:
    Largest in 2004 and 2003              830,800        878,000
    Second largest in 2004 and 2003       598,500        614,600
    Third largest (principal customer
      in 2005 only)                       366,600





	Accounts receivable from these customers amounted to approximately 41% and 34% of total accounts receivable at June 30, 2005 and 2004.

	The Company purchased approximately 35% and 28% of material from one supplier for the years ended June 30, 2005 and 2004. Another supplier accounted for 22% of material purchased for the year ended June 30, 2004.

3.	Investment Securities

	Details as to investment securities are as follows:


                                   Gross Cost or             Unrealized
                                     Amortized	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________  _____________

At June 30, 2005:

       Available for sale:
        Equity securities           $   8,300   $  10,000   $   1,700
        Mutual funds                  678,300     669,000      (9,300)
        Callable bonds                275,000     275,000        -
                                    _________   _________   __________
                                    $ 961,600   $ 954,000   $  (7,600)
                                    _________   _________   __________
       Held-to-maturity:
        State and municipal bonds,
          due in one year or less   $  57,700    $ 57,500     $  (200)
        Certificate of deposit         15,000      15,000        -
                                    _________    ________     ________
                                    $  72,700    $ 72,500     $  (200)
                                    _________    ________     ________

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                YEARS ENDED JUNE 30, 2005 AND 2004



3.	Investment Securities (Continued)

                                  Gross Cost or             Unrealized
                                     Amortized	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________  _____________

At June 30, 2004:

       Available for sale:
        Equity securities           $   8,300   $   8,100   $  (  200)
        Mutual funds                  591,800     588,500      (3,300)
        Callable bonds                150,000     150,000        -
                                    _________   _________   __________
                                    $ 750,100   $ 746,600   $  (3,500)
                                    _________   _________   __________
       Held-to-maturity:
        State and municipal bonds,
          due in one year or less   $  55,900    $ 55,800   $    (100)
                                    _________    ________   __________



4.	Inventories



                                                 2005          2004
                                             __________     __________


Raw materials                                $  711,400     $  611,000
Work-in-process                                  10,600          7,400
Finished goods                                   78,400         47,800
                                             __________     __________

                                             $	800,400     $  666,200
                                             __________     __________




5.	Property and Equipment

                            Useful Lives
                               (Years)         2005             2004
                            ____________     _________       _________

Computer equipment	        3-5          $123,000        $119,800
Machinery and equipment	        3-7           340,100         294,100
Furniture and fixtures	        4-10           80,600          77,800
Leasehold improvements	         5             35,200          35,200
                                             ________       _________
                                              578,900         526,900
Less accumulated depreciation
  and amortization                            442,800         386,400
                                             ________       _________

                                             $136,100        $140,500
                                             ========       =========

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2005 AND 2004



6.	Bank Line of Credit

The Company has an available $200,000 secured bank line of credit which bears interest at prime collateralized by all the assets of the Company. The Company did not utilize this credit line during the years ended
June 30, 2005 and 2004. To support the line of credit, the Company would be required to maintain 20% of the credit line in average monthly balances.


7.	Employee Benefit Plan

	The Company has a 401(k) profit sharing plan for all eligible employees as defined in the Plan. The Plan provides for voluntary employee salary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation. Employer matching contributions to the Plan amounted to $9,600 in 2005 and $12,400 in 2004. The Company also has the option to make an additional profit sharing contribution to the Plan. There was no profit sharing contribution in either year.


8.	Commitments and Contingencies

	Lease

	The Company is obligated through January 2010 under a noncancelable operating lease for its premises, which requires current minimum annual rental payments of approximately $155,000 and certain other expenses, including real estate taxes and insurance.

	The Company's approximate future minimum rental payments under the above lease are as follows:

                            Fiscal Years
                            ____________


               2006   	     $  172,100
               2007             179,000
               2008             186,100
               2009             193,600
            Thereafter          115,800
                             __________

                             $  846,600
                             ==========

	In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $182,800 under the terms of the lease. Rental expense amounted to approximately $217,600 in 2005 and $242,300 in 2004. Accrued rent, payable in future years, amounted to $19,700 and $11,300 at June 30, 2005 and 2004.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2005 AND 2004

8.	Commitments and Contingencies (Continued)

	Employment Contracts

	Pursuant to an expired employment contract with its former President, the former President chose that a portion of compensation earned in prior years be deferred to future years. The deferred amounts were placed in a separate investment account and all earnings and losses thereon are for his benefit. As of June 30, 2005 and 2004, $38,800 and $54,000 was segregated into such an account and is included as an asset. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments as adjusted by market fluctuations commencing after the termination of employment. For the years ended June 30, 2005 and 2004, $19,600 and $17,400, respectively were paid to the former President.

	The Company has employment contracts with its President and Executive Vice President expiring on December 31, 2006, providing for annual base salaries of $110,000 and $105,000, respectively.

	Other

	A financial advisor employed by the Company pursuant to an engagement letter that was not extended by the Company beyond its expiration date of March 31, 2002 asserted a claim against the Company in April 2002 in the amount of $125,000 for alleged services rendered to the Company that were alleged to be outside the scope of the letter. The Company denies engaging the financial advisor for any services outside the scope of the engagement letter or that any amounts are owing to the advisor. The Company's counsel has advised the Company that based on its review of the engagement letter and the Company's denial, it is unlikely that the financial advisor will prevail if it institutes a legal proceeding. Accordingly, no provision for loss has been recorded by the Company at June 30, 2005.

	During the year ended June 30, 2003, the Company entered into a consulting agreement through December 31, 2004 with an affiliate of a member of its Board of Directors for marketing consulting services.
The agreement provides that the consultant will be paid a monthly fee of $3,000 for a certain number of consulting days as defined in the agreement. On March 22, 2005, the agreement was amended to provide, among other things, for an extension through December 31, 2006 at the same monthly fee.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2005 AND 2004



9.	Income Taxes

	Income taxes (benefit) for 2005 and 2004 were different from the amounts computed by applying the Federal income tax rate to the income before income taxes due to the following:

                                          2005                2004
                                   ________________    ________________

                                            %of                 % of
                                            Pre-tax             Pre-tax
                                   Amount   Income     Amount   Income
                                 _________  _______  _________  _______

Computed "expected" income tax   $ 143,800   34.0%   $ 110,700   34.0%
Research and development
  credits                          (13,000)  (3.1)     (31,700)  (9.7)
State income taxes, net of
 Federal effect                     10,700    2.5        6,500    2.0
Other, net                         (23,000)  (5.4)    (  8,500)  (2.6)
                                  _________  _______  _________  _______

Actual income taxes                118,500   28.0%   $  77,000   23.7%
                                  _________  _______  _________  _______

Deferred tax assets and liabilities consist of the following:

                                          2005    	    2004
                                        ________        _________

Deferred tax assets:
  Amortization of intangibles           $ 10,500        $   9,700
  Deferred compensation                   13,300           18,400
  Rent accrual                             6,800            3,800
  Tax credit carry forwards               16,200           59,500
  Other                                   26,200           17,300
                                        ________        _________
                                          73,000          108,700

Deferred tax liability:
  Depreciation of property
    and equipment                        (27,000)         (20,900)
                                        ________        _________
Net deferred tax assets                 $ 46,000        $  87,800
                                        ========        =========


At June 30, 2005, the Company had tax credit carryforwards of approximately $16,200 expiring in 2024 through 2025.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2005 AND 2004


10.	Stock Options and Warrant

      Option activity is summarized as follows:


                                     Fiscal 2005        Fiscal 2004
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year  142,000  $  1.52  147,000   $  1.47
  Granted                            -         -     10,000      1.28
  Exercised                       (4,666)     1.27  (15,000)      .86
  Forfeited                       (6,000)     1.31     -          -
                                 ________           _______
Outstanding, end of year         131,334      1.54  142,000      1.52
                                 ________  _______  _______   _______

Options exercisable, year-end    125,668   $  1.55  132,333   $  1.54
                                 ________  _______  _______   _______

Weighted average fair value per
  share of options granted
  durign fiscal 2005 and 2004              $   -              $   .53
                                           _______            _______





                        As of June 30, 2005         As of June 30, 2005
                        Options Outstanding         Options Exercisable
            _________________________________     _______________________
                        Weighted-
                        Average       Weighted-               Weighted-
Range of                Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price      Outstanding  Price
_________   ___________ ____________  _________  ___________  _________
$1.20-$2.40  102,334	  4.23          $1.74      96,668      $1.77
 $.82-$.84    29,000	  4.14            .84      29,000        .84
             _______                              _______
             131,334                              125,668
             _______                              _______

                SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2005 AND 2004



10.	Stock Options and Warrant (Continued)

	During the year ended June 30, 2005, options were exercised for a total of 4,666 shares of Common Stock at $1.20 to $1.31 per share.

	During the year ended June 30, 2004 options were exercised under the Prior Plan to acquire a total of 15,000 shares of Common Stock at $.81 to $.94 per share.

	The ten-year options granted in February 1992 (before the adoption of the Prior Plan), to four non-employee members of the board of directors, for each to purchase 12,000 shares of Common Stock, at an exercise price of $.35 have been exercised.

	The Company has a stock purchase warrant outstanding covering 17,390 shares of the Company's common stock issued during 2001 for services. The warrant which was immediately exercisable has an exercise price of $1.4375 per share and expires on February 5, 2006. During the years ended June 30, 2005 and 2004, the warrant was not exercised.


11.	Earnings Per Common Share

	Earnings per common share data was computed as follows:


                                          2005    	    2004
                                        ________        _________


Net income                             $ 304,500        $ 248,700
                                       =========        =========
Weighted average common shares
  outstanding                            978,008          965,230
Effect of dilutive securities,
  stock options and warrant               73,031           53,580
                                       _________        _________
Weighted average dilutive common
  shares outstanding                   1,051,039        1,018,810
                                       =========        =========

Basic earnings per common share        $  .31           $  .26
                                       =========        =========

Diluted earnings per common share      $  .29           $  .24
                                       =========        =========

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2005 AND 2004



12.	Fair Value of Financial Instruments

	The financial statements include various estimated fair value information as of June 30, 2005 and 2004, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

	The carrying value of cash and cash equivalents and investment securities approximates fair market value because of the short maturity of those instruments.

	The following table provides summary information on the fair value of significant financial instruments included in the financial statements:

                                      2005                2004
                               ___________________  ___________________
                                         Estimated            Estimated
                               Carrying  Fair       Carrying  Fair
                               Amount    Value      Amount    Value
                               ________  _________  ________  _________
Assets:

 Cash and cash equivalents  $  183,900  $  183,900  $241,400  $241,400

 Investment securities
  (Note 3)                  $1,026,700  $1,026,500  $802,500  $802,400