Form 10QSB
period 2005-09-30
SCIENTIFIC INDUSTRIES INC
filed 2005-11-10
CIK 87802

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                For quarterly period ended SEPTEMBER 30, 2005


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 28, 2005: 989,686 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]






                         PART I-FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                       ASSETS
                                                     September 30, 2005

   Current Assets:
     Cash and cash equivalents                             $  129,700
     Investment securities                                  1,041,700
     Trade accounts receivable, less allowance for
       doubtful accounts of $11,600                           552,500
     Inventories                                              852,700
     Prepaid expenses and other current assets                 49,800
     Deferred taxes                                            46,000
                                                           ----------
        Total current assets                                2,672,400

   Property and equipment at cost, less accumulated
     depreciation of $456,200                                 126,100

   Intangible assets, less accumulated amortization
      of $51,500                                               50,400

   Other                                                       41,100
                                                           ----------
        Total assets                                       $2,890,000
                                                           ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                                      $   93,500
     Accrued expenses and taxes                               238,900
     Dividends payable                                         89,000
                                                           ----------
                Total current liabilities                     421,400
                                                           ----------
   Deferred compensation                                       20,500
                                                           ----------
   Shareholders' equity:
     Common stock, $.05 par value; authorized 7,000,000 shares;
       1,009,488 issued and outstanding                        50,500
     Additional paid-in capital                               990,700
     Accumulated other comprehensive loss, unrealized
            holding loss on investment securities          (    5,200)
     Retained earnings                                      1,464,500
                                                           ----------
                                                            2,500,500
     Less common stock held in treasury, at cost,
      19,802 shares                                            52,400
                                                           ----------
        Total shareholders' equity                          2,448,100
                                                           ----------
        Total liabilities and shareholders' equity         $2,890,000
                                                           ==========

      See notes to unaudited condensed consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                     For the Three Month Periods Ended
                                 September 30, 2005    September 30, 2004
                                 ------------------    ------------------

   Net sales                         $  890,000           $   851,800
   Cost of goods sold                   433,300               458,000
                                     ----------           -----------

   Gross profit                         456,700               393,800
                                     ----------           -----------
   Operating Expenses:
    General and administrative          174,000               177,500
    Selling                              63,500                67,900
    Research and development             91,800                78,400
                                     ----------           -----------
                                        329,300               323,800
                                     ----------           -----------
   Income from operations               127,400                70,000

   Interest and other income, net         7,500                 6,600
                                     ----------           -----------
   Income before income taxes           134,900                76,600

   Income taxes, all current             38,000                18,000
                                    -----------           -----------
   Net income                        $   96,900           $    58,600
                                    ===========           ===========
   Basic earnings per common
    share                            $  .10               $  .06

   Diluted earnings per common
    share                            $  .09               $  .06

   Cash dividends declared per common
    share                            $  .09               $  .07




      See notes to unaudited condensed consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Three Month Periods Ended
                                       September 30, 2005  September 30, 2004
                                       ------------------  ------------------
   Operating activities:
     Net income                                 $ 96,900          $  58,600
                                               ---------          ---------
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
         Loss on sale of investments               2,500               -
         Depreciation and amortization            16,400             16,400
         Change in assets and liabilities:
           Accounts receivable                (  101,900)         (     200)
           Inventories                        (   52,300)             2,500
           Prepaid expenses and other
            current assets                         8,000              8,300
           Other assets                       (    1,100)             6,900
           Accounts payable                       11,100          (   8,300)
           Accrued expenses and taxes              1,700          (   5,000)
           Deferred compensation                   1,100          (   1,900)
                                              ----------          ---------
         Total adjustments                    (  114,500)            18,700
                                              ----------          ---------
         Net cash provided by (used in)
           operating activities               (  17,600)             77,300
                                              ---------           ---------
   Investing activities:
     Purchase of investment securities,
       available for sale                    (  154,300)          (  77,000)
     Purchase of investment securities,
       held to maturity                            -              (  15,300)
     Redemptions of investment securities,
       available for sale                       123,900                -
     Redemptions of investment securities,
       held to maturity                          15,000              25,500
     Capital expenditures                    (    3,400)          (  25,900)
     Purchase of intangible assets           (   17,800)          (   4,400)
                                             ----------           ---------
         Net cash used in investing
           activities                        (   36,600)          (  97,100)
                                             ----------           ---------
   Net decrease
     in cash and cash equivalents            (   54,200)          (  19,800)

   Cash and cash equivalents,
     beginning of year                          183,900             241,400
                                             ----------           ---------

   Cash and cash equivalents, end of period  $  129,700          $  221,600
                                             ==========          ==========
   Supplemental disclosures:
    Cash paid during the period for:
     Income Taxes                            $   58,300          $   27,700

      See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The results for the three months ended September 30, 2005, are not necessarily an indication of the results that may be expected for the full fiscal year ending June 30, 2006.


 1.  Significant accounting policies:

     Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation which is an inactive wholly- owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.


 2.  Line of Business and Concentrations:

     The Company is engaged in manufacturing and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that is has only one reportable segment. Approximately 67% and 73% of net sales for the three month periods ended September 30, 2005 and 2004, respectively, were net sales of the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

     The Company's export sales (principally Europe and Asia) were approximately $349,500 and $313,600 (39% and 37% of net sales) for the three month periods ended September 30, 2005 and 2004, respectively.

     Three of the Company's customers accounted in the aggregate for 52% and 50% of net sales for the three month periods ended September 30, 2005 and 2004, respectively.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 3.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records. Components of inventory are as follows:

                                           September 30, 2005
                                           ------------------

     Raw Materials                         $    692,000
     Work in process                             36,700
     Finished Goods                             124,000
                                           ------------
                                           $    852,700
                                           ============

 4.  Earnings per common share:

     Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options and a warrant, which was exercised at the end of the period.

     Earnings per common share was computed as follows:

                                 For the Three Month Periods Ended
                            September 30, 2005    September 30, 2004
                            ------------------    ------------------

 Net income                        $  96,900         $  58,600
                                   =========         =========
 Weighted average common
 shares outstanding                  980,310           975,541

 Effect of dilutive
  securities                          80,515            69,138
                                   ---------         ---------
 Weighted average dilutive
  common shares outstanding        1,060,825         1,044,679
                                   =========         =========
 Basic earnings per common
  share                            $     .10         $     .06
                                   =========         =========
 Diluted earnings per common
  share                            $     .09         $     .06
                                   =========         =========


 All options and the warrant outstanding for the periods ended
 September 30, 2005 and 2004 were included in the foregoing computations on a weighted average basis.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 5.  Comprehensive Income:

     There was no significant difference between net income and comprehensive income for the three month periods ended
     September 30, 2005 and 2004.

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

                               For the Three Month Periods Ended
                             September 30, 2005  September 30, 2004

 Net income:
     As reported                 $  96,900               $ 30,000
     Pro Forma                      96,400                 29,700

 Earnings per common and
  common equivalent share:
     Basic - as reported         $    .10                $    .03
     Basic - pro forma           $    .10                $    .03
     Diluted - as reported       $    .09                $    .03
     Diluted - pro forma         $    .09                $    .03

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

 Liquidity and Capital Resources

 Net cash used in operating activities was $17,600 for the three month period of the current fiscal year as compared to $77,300 provided in the comparative period of the prior fiscal year. The principal factors accounting for the difference were higher accounts receivable and inventory at September 30, 2005 compared to year end, partially offset by higher net income for the current three month period. Cash used in investing activities was $36,600 for the current period as compared to $97,100 used in the three months ended September 30, 2004 reflecting lower net purchases of investment securities during the current year period and greater capital expenditures during the prior year's three month period. As a result of the foregoing, cash and cash equivalents decreased by $54,200 to $129,700 as of September 30, 2005 from a balance of $183,900 as of June 30, 2005.

 On September 27, 2005, the Board of Directors of the Company declared a cash dividend of $.09 per share of Common Stock payable on January 13, 2006 to holders of record as of the close of business on October 27, 2005.

 The Company's working capital of $2,251,000 as of September 30, 2005 approximated the working capital of $2,248,800 at June 30, 2005. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of September 30, 2005. The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.

 Financial Overview

 The quarter ended September 30, 2005 produced higher net income of $96,900, an increase of $38,300 over the prior year's comparable quarter, principally as a result of higher gross margins. Sales for the quarter

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 ended September 30, 2005 were positively impacted by an approximate 41% increase in sales of new products over those for the quarter ended September 30, 2004.

 Results of Operations

 The Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

 The Company's net sales for the three months ended September 30, 2005 (the "2005 Quarter") increased $38,200 (4.5%) to $890,000 from $851,800 for the three months ended September 30, 2004 (the "2004 Quarter"), primarily the result of a $64,500 (40.6%) increase in sales of new products to $223,400, from $158,900 for the 2004 Quarter. The gross profit percentage for the 2005 Quarter was 51.3% compared to 46.2% for the 2004 Quarter, mainly as a result of lower factory-related costs, including the reduced rent under the new lease for the company's facilities and the absence of certain other costs that were incurred in prior year's period.

 General and administrative expenses for the 2005 Quarter were $174,000, a slight decrease of $3,500 (2.0%) from $177,500 for the
 2004 Quarter.

 Selling expenses of $63,500 for the 2005 Quarter were $4,400
 (6.5%) less than $67,900 for the 2004 Quarter primarily due to lower printed materials expenses.

 Research and development expenses for the 2005 Quarter of $91,800 were higher by $13,400 (17.1%) than $78,400 for the 2004 Quarter as a result of development work for a new project.

 As a result of the foregoing, the Company reflected a $58,300
 (76.1%) increase in income before income taxes to $134,900 for the 2005 Quarter, from $76,600 for the 2004 Quarter.

 As a result of the higher income, income taxes amounted to $38,000 for the 2005 Quarter as compared to $18,000 for the comparable period last year and net income for the 2005 Quarter was $96,900, a 65.4% increase from $58,600 for the 2004 Quarter.

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

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Number:              Description

         31.1     Certification of Chief Executive Officer and
                  Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer and
                  Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:
                  Registrant filed a report on Form 8-K on September 28, 2005 reporting under Item 8.01,
                  Other Events.

                               SIGNATURE


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.






                               Scientific Industries, Inc.
                               Registrant



 Date November 10, 2005        /s/Helena R. Santos
                               -------------------
                               Helena R. Santos
                               President, Chief Executive Officer
                               and Treasurer
                               Chief Financial and Principal
                               Accounting Officer