Form 10QSB
period 2005-12-31
SCIENTIFIC INDUSTRIES INC
filed 2006-02-14
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB



(Mark One)
( X )QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended:  DECEMBER 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 3, 2006: 991,352 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]








                        PART I--FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    December 31, 2005
                                                    _________________
 Current Assets:
   Cash and cash equivalents                               $  171,300
   Investment securities                                    1,195,000
   Trade accounts receivable, less allowance for
     doubtful accounts of $11,600                             492,400
   Inventories                                                803,000
   Prepaid expenses and other current assets                   48,900
   Deferred taxes                                              40,200
                                                            ---------
      Total current assets                                  2,750,800

 Property and equipment at cost, less accumulated
   depreciation of $469,700                                   131,700

 Intangible assets, less accumulated amortization
    of $49,700                                                 20,300

 Other                                                         41,600
                                                           ----------
      Total assets                                         $2,944,400
                                                           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                        $  104,800
   Accrued expenses and taxes                                 187,100
   Dividends payable                                           89,000
                                                           ----------
              Total current liabilities                       380,900
                                                           ----------

 Deferred compensation                                         21,000
                                                           ----------

 Deferred taxes                                                 3,200
                                                           ----------
 Shareholders' equity:
   Common stock, $.05 par value; authorized 7,000,000 shares;
     1,011,154 issued and outstanding                          50,600
   Additional paid-in capital                                 993,500
   Accumulated other comprehensive loss, unrealized
        holding loss on investment securities              (    6,600)
   Retained earnings                                        1,554,200
                                                            ---------
                                                            2,591,700
   Less common stock held in treasury, at cost,
    19,802 shares                                              52,400
                                                            ---------
                                                            2,539,300
                                                            ---------
                                                           $2,944,400
                                                           ==========

 See notes to unaudited condensed consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                            For the Three Month     For the Six Month
                              Periods Ended           Periods Ended
                               December 31,            December 31,
                              2005      2004         2005        2004
                            --------  --------    ----------  ----------
 Net sales                  $928,100  $845,100    $1,818,100  $1,696,900
 Cost of goods sold          463,400   436,500       896,700     891,000
                            --------  --------    ----------  ----------
 Gross profit                464,700   408,600       921,400     805,900
                            --------  --------    ----------  ----------
 Operating Expenses:
  General & administrative   212,700   167,900       386,700     345,400
  Selling                     66,900    81,300       130,400     149,200
  Research & development      78,400    88,500       170,200     170,400
                             -------   -------       -------     -------
                             358,000   337,700       687,300     665,000

 Income from operations      106,700    70,900       234,100     140,900

 Interest & other
  income, net                 10,900     7,900        18,400      14,500
                             -------   -------       -------     -------
 Income before income taxes  117,600    78,800       252,500     155,400
                             -------   -------       -------     -------
 Income tax expense (benefit):
   Current                    18,900  (  4,000)       56,900      14,000
   Deferred                    9,000    22,000         9,000      22,000
                             -------   -------       -------     -------
                              27,900    18,000        65,900      36,000
                            --------  --------    ----------  ----------
 Net income                 $ 89,700  $ 60,800    $  186,600  $  119,400
                            ========  ========    ==========  ==========

 Basic earnings per common
  share                      $  .09    $  .06       $ .19        $ .12

 Diluted earnings per common
  share                      $  .08    $  .06       $ .18        $ .11

 Cash dividends declared
  per common share           $   -     $   -        $ .09        $ .07


  See notes to unaudited condensed consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the Six Month Periods Ended
                                 December 31, 2005   December 31, 2004
                                 -----------------   -----------------
 Operating activities:
   Net income                            $ 186,600          $  119,400
   Adjustments to reconcile net income
    to net cash provided by
     operating activities:
       Loss on sale of investments           2,500                -
       Depreciation and amortization        47,000              32,500
       Deferred income taxes                 9,000              22,000
       Income tax benefit of stock options
       exercised                               900                 500
       Changes in assets and liabilities:
          Accounts receivable             ( 41,800)          (  81,900)
          Inventories                     (  2,600)          (  27,700)
          Prepaid expenses and other
           current assets                    8,900            (  6,200)
          Other assets                    (  1,600)             13,100
          Accounts payable                  18,400              43,800
          Accrued expenses and taxes      ( 46,100)           ( 18,600)
          Deferred compensation              1,600               3,200
                                         ---------           ---------
        Total adjustments                 (  3,800)          (  19,300)
                                         ---------           ---------
        Net cash provided by
         operating activities              182,800             100,100
                                         ---------           ---------
 Investing activities:
   Purchase of investment securities,
     available-for-sale                   (334,300)           (111,700)
   Purchase investment securities,
     held to maturity                         -               ( 83,100)
   Redemptions of investment securities,
     available-for-sale                    123,900                -
   Redemptions of investment securities,
     held to maturity                       40,000              55,500
   Capital expenditures                   ( 22,400)           ( 40,900)
   Purchase of intangible assets          (  4,600)           (  7,600)
                                         ---------           ---------
              Net cash used in
               investing activities       (197,400)           (187,800)
                                         ---------           ---------
 Financing activities,
  exercise of stock options                  2,000               2,000
                                         ---------           ---------
 Net decrease in cash
  and cash equivalents                    ( 12,600)           ( 85,700)

 Cash and cash equivalents, beginning
  of year                                  183,900             241,400
                                         ---------           ---------
 Cash and cash equivalents, end
  of period                              $ 171,300           $ 155,700
                                         =========           =========
 Supplemental disclosures:
 Cash paid during the period for:
   Income Taxes                          $  99,000           $  51,600

 See notes to unaudited condensed consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2005. The results for the three and six months ended December 31, 2005, are not necessarily an indication of the results of the full fiscal year ending June 30, 2006.


 1.  Significant accounting policies:

     Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation and an inactive wholly owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.

 2.   Line of Business and Concentrations:

     The Company is engaged in manufacturing and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that it has only one reportable segment. Approximately 75% and 72% of net sales for the three month periods ended December 31, 2005 and 2004, respectively, were derived from the Company's main product, the Vortex-Genie(R) 2 mixer, excluding accessories, and approximately 71% and 73% for the six month periods ended December 31, 2005 and 2004, respectively.

     The Company's export sales (principally Europe and Asia) were approximately $434,000 and $435,000 for the three month periods ended December 31, 2005 and 2004, respectively, and $783,000 and $748,000 for the six month periods ended December 31, 2005 and 2004, respectively.

     Three of the Company's customers accounted in the aggregate for 46% and 49% of net sales for the three month periods ended December 31, 2005 and 2004, respectively, and 49% of total net sales for each of the six month periods ended December 31, 2005 and 2004.

 3.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                                 December 31,
                                                    2005
                                                 ------------
     Raw Materials                               $  634,200
     Work in process                                 44,800
     Finished Goods                                 124,000
                                                 ----------
                                                 $  803,000
                                                 ==========

 4.  Earnings per common share:

     Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options and a warrant, which was exercised at the end of September, 2005.


     Earnings per common share was computed as follows:

                            For the Three Month    For the Six Month
                            Periods Ended          Periods Ended
                            December 31,           December 31,
                               2005       2004       2005      2004
                            --------   --------   --------   --------
 Net income                 $ 89,700   $ 60,800   $186,600   $119,400
                            ========   ========   ========   ========
 Weighted average common
  shares outstanding          991,098    976,736    985,704   976,139
 Effect of dilutive
  securities                   76,072     76,536     78,294    72,837
                            ---------  ---------  --------- ---------
 Weighted average dilutive
 common shares outstanding  1,067,170  1,053,272  1,063,998 1,048,976
                            =========  =========  ========= =========
 Basic earnings per
 common share                $   .09    $   .06    $   .19   $   .12
                             =======    =======    =======   =======
 Diluted earnings per
 common share                $   .08    $   .06    $   .18   $   .11
                             =======    =======    =======   =======


     All options outstanding as of December 31, 2005 and 2004 were included in the foregoing computations. The warrant was included in the calculation for the periods prior to its exercise in September 2005.

 5.  Comprehensive Income:

     There was no significant difference between net income and comprehensive income for the three and six month periods ended December 31, 2005 and 2004.

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

                            For the Three Month    For the Six Month
                            Periods Ended          Periods Ended
                            December 31,           December 31,
                              2005       2004        2005      2004
                            --------   --------   --------  ---------
 Net income:
       As reported          $ 89,700   $ 60,800   $186,600   $119,400
       Pro Forma              89,300     60,300    185,700    118,400

 Earnings per common and
  common equivalent share:
       Basic - as reported     $ .09     $ .06      $ .19       $ .12
       Basic - pro forma       $ .09     $ .06      $ .19       $ .12
       Diluted - as reported   $ .08     $ .06      $ .18       $ .11
       Diluted - pro forma     $ .08     $ .06      $ .17       $ .11

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

 Liquidity and Capital Resources

 Cash and cash equivalents decreased by $12,600 to $171,300 as of December 31, 2005 from $183,900 as of June 30, 2005.

 Net cash provided by operating activities was $182,800 for the six month period of the current fiscal year as compared to $100,100 in the comparative period for 2004. The principal factors accounting for the difference was higher income and less of an increase in accounts receivable in 2005. Cash used in investing activities was $197,400 for the current period as compared to $187,800 for the six months ended December 31, 2004 principally due to increased purchases of investment securities during the current year.

 On September 27, 2005, the Board of Directors of the Company declared a cash dividend of $.09 per share of Common Stock which was paid on January 13, 2006 to holders of record as of the close of business on October 27, 2005.

 The Company's working capital as of December 31, 2005 increased $121,100 to $2,369,900 from $2,248,800 at June 30, 2005. The increase was mainly due to income from operations, partially offset by the accrual for the declared dividend. The Company has available a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of December 31, 2005. The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the 12 months ended December 31, 2005 from funds generated by operations and its available financial resources which include its cash and investment securities.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 Results of Operations

 Financial Overview

 Due mainly to higher sales and gross profit margins, the Company achieved net income of $89,700 and $186,600 for the three and six month periods ended December 31, 2005 - increases of $28,900 (48%) and $67,200 (56%) over the comparable periods last year.


 The Three Months Ended December 31, 2005 Compared with the Three
 Months Ended December 31, 2004.

 The Company's net sales for the three months ended December 31, 2005 increased by $83,000 (9.8%) to $928,100 compared with $845,100 for the three months ended December 31, 2004 primarily as a result of higher domestic sales of the Vortex-Genie(R) 2 mixer and a reduction in the prior year period's sales due to production interruptions caused by a supplier.

 The gross profit percentage for the three months ended December 31, 2005 increased to 50.1% compared to 48.3% for the three months ended December 31, 2004, mainly as a result of lower production costs and increased selling prices of certain products.

 General and administrative expenses for the three months ended December 31, 2005 were higher by $44,800 (26.7%) for the current year's three month period - $212,700 compared to $167,900 for the three months ended December 31, 2004 - due primarily to higher costs incurred in pursuit of business opportunities.

 Selling expenses for the three months ended December 31, 2005 decreased by $14,400 (17.7%) to $66,900 as compared with $81,300 for the three months ended December 31, 2004 due to lower costs related to trade shows.

 Research and development expenses for the three months ended
 December 31, 2005 decreased by $10,100 (11.4%) to $78,400 as compared to $88,500 for the three months ended December 31, 2004 as a result of the substantial expenditures incurred in the prior period on the Multi-MicroPlate Genie(R) mixer.

 As a result of the foregoing, the Company's income before income taxes increased by $38,800 (49.2%) to $117,600 for the three months ended December 31, 2005 compared to $78,800 for the three months ended December 31, 2004.

 Income taxes were $27,900 for the three months ended December 31, 2005 compared to $18,000 for the comparable period last year.

 The Company's net income increased by $28,900 (47.5%) to $89,700 for the three months ended December 31, 2005 compared to $60,800 for the three months ended December 31, 2004.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


 The Six Months Ended December 31, 2005 Compared with the Six Months Ended December 31, 2004.

 The increase of $121,200 (7.1%) in the Company's net sales for the six months ended December 31, 2005 to $1,818,100 as compared with $1,696,900 for the six months ended December 31, 2004 was principally due to increased sales of new products in the first quarter and higher domestic sales of the Vortex-Genie 2 mixer in the second quarter of this year and the reduction in the prior year's second quarter sales due to production interruptions caused by a supplier. The gross profit percentage for the six months ended December 31, 2005 improved to 50.7% compared to 47.5% for the prior year's period, mainly as a result of lower production costs and increased selling prices of certain products.

 General and administrative expenses for the six months ended December 31, 2005 increased by $41,300 (12.0%) to $386,700 as compared with $345,400 for the prior year's six-month period, mainly as a result of higher costs incurred in pursuit of business opportunities.

 Selling expenses decreased by $18,800 (12.6%) from $149,200 to $130,400 between the comparative six month periods, due mostly to lower costs related to trade shows.

 As a result of the foregoing, the Company's income before income taxes increased by $97,100(62.5%) to $252,500 for the six months ended December 31, 2005 compared to $155,400 for the six months ended December 31, 2004 and the income tax provision for the six months ended December 31, 2005 was $65,900 compared to $36,000 for the prior year's period.

 Net income for the current year's six month period increased by $67,200 (56.3%) to $186,600 compared to $119,400 for the same period last year.

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

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


                     PART II - OTHER INFORMATION


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the Company's 2005 Annual Meeting of Stockholders held on December 2, 2005, stockholders (i) re-elected as Class C Directors to serve until the Annual Meeting of Stockholders with respect to the fiscal year ending June 30, 2008 and the due election and qualification of their successors: Mr. Joseph G. Cremonese by 594,365 shares "For" and 140,877 shares "Withheld" and Mr. Roger B. Knowles by 593,821 shares "For", and 141,421 shares "Withheld"; and
 (ii) ratified the appointment of Nussbaum Yates & Wolpow P.C. as the independent auditors with respect to the financial statements of the Company for the year ending June 30, 2006 by a vote of 733,095 shares "For", 0 shares "Against", and 147 shares abstaining.


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

 Date: February 14, 2006