Form 10QSB
period 2006-03-31
SCIENTIFIC INDUSTRIES INC
filed 2006-05-12
CIK 87802

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                For quarterly period ended MARCH 31, 2006

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from__________ to ____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2006: 1,000,352 shares outstanding of the Company's Common Stock, par value, $.05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]

                        PART I--FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                ASSETS

                                                          March 31, 2006
                                                          --------------
   Current Assets:
     Cash and cash equivalents                                $  148,200
     Investment securities                                     1,165,800
     Trade accounts receivable, less allowance for
       doubtful accounts of $11,600                              459,500
     Inventories                                                 898,400
     Prepaid expenses and other current assets                    98,200
     Deferred taxes                                               34,000
                                                              ----------
        Total current assets                                   2,804,100
                                                              ----------
   Property and equipment at cost, less accumulated
     depreciation of $482,600                                    121,200
                                                              ----------
   Other assets and deferred charges:
     Intangible assets, less accumulated amortization
      of $51,400                                                  20,500
     Other                                                        20,600
                                                              ----------
                                                                  41,100
                                                              ----------
                                                              $2,966,400
                                                              ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
     Accounts payable                                         $   90,700
     Accrued expenses and taxes                                  212,100
                                                              ----------

                Total current liabilities                        302,800
                                                              ----------
   Deferred taxes                                                  9,000
                                                              ----------

   Shareholders' equity:
     Common stock $.05 par value; authorized 7,000,000 shares;    51,000
            1,020,154 shares issued and outstanding
     Additional paid-in capital                                1,008,100
     Accumulated other comprehensive loss, unrealized
                 holding loss on investment securities            (8,500)
     Retained earnings                                         1,656,400
                                                               ---------
                                                               2,707,000
     Less common stock held in treasury, at cost;
            19,802 shares                                         52,400
                                                               ---------
                                                               2,654,600
                                                               ---------
                                                              $2,966,400
                                                              ==========

      See notes to unaudited condensed consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                For the Three Month   For the Nine Month
                                    Periods Ended       Periods Ended
                                      March 31,            March 31,
                              ---------------------  ---------------------
                                   2006      2005       2006       2005
                              ----------   --------  ---------- ----------
   Net sales                  $  919,400   $996,300  $2,737,500 $2,693,200
   Cost of goods sold            472,100    478,700   1,368,800  1,369,700
                              ----------   --------  ---------- ----------
   Gross profit                  447,300    517,600   1,368,700  1,323,500
                              ----------   --------  ---------- ----------
   Operating Expenses:
    General and administrative   176,700    176,200     563,400    521,600
    Selling                       54,600     75,500     185,000    224,700
    Research and development      72,900    109,000     243,100    279,400
                              ----------   --------  ---------- ----------
                                 304,200    360,700     991,500  1,025,700
                              ----------   --------  ---------- ----------

   Income from operations        143,100    156,900     377,200    297,800

   Interest and other income,
    net                           12,600      1,600      31,000     16,100
                              ----------   --------  ---------- ----------
   Income before income

    taxes                        155,700    158,500     408,200    313,900
                              ----------   --------  ---------- ----------
   Income tax expense:
     Current                      41,500     42,000      98,400     56,000
     Deferred                     12,000     21,800      21,000     43,800
                              ----------   --------  ---------- ----------
                                  53,500     63,800     119,400     99,800
                              ----------   --------  ---------- ----------

   Net income                   $102,200   $ 94,700  $  288,800 $  214,100
                              ==========   ========  ========== ==========


   Basic earnings per common
    share                      $   .10      $  .10     $  .29    $   .22

   Diluted earnings per common
    share                      $   .10      $  .09     $  .27    $   .20

   Cash dividends declared
    per common share           $    -       $   -      $  .09    $   .07


      See notes to unaudited condensed consolidated financial statements

                     SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Nine Month Periods Ended
                                               March 31, 2006   March 31, 2005
   Operating activities:
     Net income                                  $  288,800       $  214,100
                                                 ----------       ----------
     Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Loss on sale of investments                   2,500            1,300
        Depreciation and amortization                61,800           49,200
        Deferred income taxes                        21,000           43,800
        Income tax benefit of stock options
         exercised                                    4,400            1,000
        Change in assets and liabilities:
            Accounts receivable                 (     8,900)     (   146,000)
            Inventories                         (    98,000)     (    62,600)
            Prepaid expenses and other
             current assets                     (    40,400)          13,300
            Other assets                             19,400           33,200
            Accounts payable                          8,300      (     9,100)
            Accrued expenses and taxes          (    25,100)          52,800
            Deferred compensation               (    19,400)     (    17,100)
                                                ------------     ------------
         Total adjustments                      (    74,400)     (    40,200)
                                                ------------     ------------
                 Net cash provided by
                  operating activities              214,400          173,900


   Investing activities:
     Purchase of investment securities,
       available for sale                       (   339,200)     (   163,800)
     Purchase of investment securities,
       held to maturity                                -         (   113,500)
     Redemptions of investment securities,
       available-for-sale                           123,900           53,200
     Redemptions of investment securities,
       held to maturity                              72,300           55,500
     Capital expenditures                       (    24,900)     (    54,300)
     Purchase of intangible assets              (     4,600)     (     9,100)
                                                ------------     ------------
                 Net cash used in
                  investing activities          (   172,500)     (   232,000)

   Financing activities:
    Exercise of stock options                        11,500            5,900
    Cash dividend declared and paid             (    89,100)     (    68,300)
                                                ------------     ------------
                 Net cash used in
                  financing activities          (    77,600)     (    62,400)
                                                ------------     ------------
   Net decrease in cash and cash
    equivalents                                 (    35,700)     (   120,500)

   Cash and cash equivalents, beginning of year     183,900          241,400
                                                ------------     ------------
   Cash and cash equivalents, end of period      $  148,200      $   120,900
                                                ============     ============
   Supplemental disclosures:
         Cash paid during the period for:
         Income Taxes                            $  112,900      $    51,600

      See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     General: The accompanying unaudited interim consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The results for the three and nine months ended March 31, 2006, are not necessarily an indication of the results of the full fiscal year.

 1.  Significant accounting policies:

 Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation which is an inactive wholly owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.

 2.  Line of Business and Concentrations:

     The Company is engaged in the manufacture and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that it has only one reportable segment. Approximately 73% and 76% of net sales for the three and nine month periods ended March 31, 2006, respectively, were derived from the Company's main product, the Vortex-Genie 2, compared to 78% and 74% in the comparable prior year periods.

     The Company's export sales (principally Europe and Asia) were approximately $424,600 and $448,400 for the three month periods ended March 31, 2006 and 2005, respectively, and $1,207,700 and $1,196,800 for the nine month periods ended March 31, 2006 and 2005, respectively.

     Three of the Company's customers accounted in the aggregate for 49% of net sales for both of the three month periods ended March 31, 2006 and 2005, and 49% and 51% of net sales for the nine month periods ended March 31, 2006 and 2005, respectively (see Financial Overview).

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (continued)


 3.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records. Components of inventory are as follows at March 31, 2006:
                                          March 31, 2006
                                          --------------
     Raw Materials                         $    781,300
     Work in process                             29,400
     Finished Goods                              87,700
                                          --------------
                                           $    898,400
                                          ==============
 4.  Earnings per common share:

     Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options and a warrant, which was exercised at the end of September 2005.


     Earnings per common share were computed as follows:

                             For the Three Month   For the Nine Month
                               Periods Ended         Periods Ended
                                  March 31,             March 31,

                                2006       2005       2006      2005
                             --------------------  --------------------
 Net income                  $ 102,200  $  94,700  $ 288,800  $ 214,100
                             =========  =========  =========  =========
 Weighted average common
 shares outstanding            995,652    979,640    988,972    977,278

 Effect of dilutive
  securities                    79,175     74,972     78,588     73,547
                             ---------  ---------  ---------  ---------
 Weighted average dilutive
  common shares outstanding  1,074,827  1,054,612  1,067,560  1,050,825
                             =========  =========  =========  =========
 Basic earnings per common
  share                        $  .10     $  .10    $  .29    $  .22
                               ======     ======    ======    ======
 Diluted earnings per common
  share                        $  .10     $  .09    $  .27    $  .20
                               ======     ======    ======    ======

 All options outstanding as of March 31, 2006 and 2005 were included in the foregoing computations. A warrant for the exercise of 17,391 shares was included in the calculation for the periods prior to its exercise in September 2005.

 5.  Comprehensive Income:

     There was no significant difference between net income and comprehensive income for the three and nine month periods ended
 March 31, 2006 and 2005.

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

                            For the Three Month    For the Nine Month
                            Periods Ended          Periods Ended
                            March 31,              March 31,
                            -------------------    ------------------
                            2006       2005        2006      2005
                            -------------------    ------------------
 Net income:
       As reported          $102,200     $94,700  $288,800    $214,100
       Pro Forma             102,200      94,200   287,900     212,600

 Earnings per common and
  common equivalent share:
       Basic - as reported     $ .10     $ .10      $ .29       $ .22
       Basic - pro forma       $ .10     $ .10      $ .29       $ .22
       Diluted - as reported   $ .10     $ .09      $ .27       $ .20
       Diluted - pro forma     $ .10     $ .09      $ .27       $ .20

     On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, accounting for Stock Issued to Employees.
 SFAS 123(R) is effective for the Company's fiscal year beginning July 1, 2006. The Company is currently assessing the impact which SFAS 123(R) will have.

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

 Liquidity and Capital Resources

 Net cash provided by operating activities increased to $214,400 for the nine months ended March 31, 2006 as compared to $173,900 for the same nine month period of the prior fiscal year; the increase of $40,500 was primarily due to higher income. Cash used in investing activities was $172,500 for the current nine month period as compared to $232,000 for the nine months ended March 31, 2005, a decrease of $59,500, mainly as a result of higher redemptions of investment securities during the current nine month period. Cash used in financing activities for the nine months ended March 31, 2006 was $77,600, compared to $62,400 for the prior year's nine month period, an increase of $15,200 due to the higher cash dividend paid in the 2006 period. As a result of the foregoing, cash and cash equivalents decreased by $35,700 to $148,200 as of March 31, 2006 from a balance of $183,900 as of June 30, 2005.

 The Company's working capital as of March 31, 2006 increased $252,500 to $2,501,300 from $2,248,800 at June 30, 2005, mainly due to income from operations, partially offset by the cash dividend. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of March 31, 2006. The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs for its operations during the next 12 months from its available financial resources which include its cash and investment securities.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 Results of Operations

 Financial Overview

 Due mainly to higher sales, lower operating expenses, and higher interest income, the Company achieved income before income taxes of $408,200 for the nine months ended March 31, 2006 compared to $313,900 for the nine months ended March 31, 2005. Income before income taxes for the three month comparison period ended March 31, 2006, however, was approximately the same at $155,700 compared to $158,500.

 The Company was recently informed by its principal customer and distributor for more than 30 years of a change in its selling and marketing methods. While the distributor will continue to offer the Vortex-Genie(R) 2 Mixer, it will discontinue the product's current catalogue number which has been associated with the product for many years and assign it a different catalogue number.
  It will also exclude the product from future printed catalogues; however, the product will still appear on its website. The Company believes that the distributor intends to market and promote a competitive private label product. As a result of the change, the distributor will no longer purchase products from the Company for inventory; all sales to the distributor's customers will be filled by the Company through direct shipment. Sales to the distributor of the Company's products, predominantly the Vortex-Genie(R) 2 Mixer and related accessories, accounted for approximately 23% and 24% of the Company's revenues for the three and nine month periods ended March 31, 2006 respectively, and 25% and 23% for the comparable three and nine month periods of the prior year. The Company is undertaking measures to mitigate the expected impact on sales and income, including an increase in its direct selling efforts and working with other distributors to increase their distribution of the Company's products.

 The Three Months Ended March 31, 2006 Compared with the Three
 Months Ended March 31, 2005.

 Net sales for the three months ended March 31, 2006 decreased by $76,900 (7.7%) to $919,400 as compared with $996,300 for the three months ended March 31, 2005, primarily due to the unusually high level of orders filled in the quarter ended March 31, 2005 due to a temporary supplier problem in the previous quarter. Due primarily to increasing raw material costs, the gross profit margin was reduced to 48.7% ($447,300) for the three months ended March 31, 2006, from 52.0% ($517,600) for the three months ended March 31, 2005.

 The amounts of general and administrative expenses for the three month comparative periods were substantially the same, $176,700 for the March 31, 2006 quarter and $176,200 for the March 31, 2005 quarter.

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


 Selling expenses for the three months ended March 31, 2006 decreased by $20,900 (27.7%) to $54,600 as compared to $75,500 for the three months ended March 31, 2005, mainly due to lower salary expense and costs related to trade shows. The reduction in salary expense resulted from the resignation in February 2006 of the Marketing Director, and subsequent hiring of a replacement at a lower salary.

 Research and development expenses for the three months ended March 31, 2006 were $36,100 (33.1%) lower at $72,900 compared to
 $109,000 for the prior year's three month period, during which substantial expenses were incurred in the development of the Multi-MicroPlate Genie Mixer.

 Interest and other income increased to $12,600 for the three months ended March 31, 2006 from $1,600 for the prior year's three month period due to higher interest rates and higher balances of investment securities.

 Income tax expense for the three months ended March 31, 2006 was $53,500 as compared with $63,800 for the prior year's quarter.

 As a result of the foregoing, net income was $7,500 greater, $102,200 for the three months ended March 31, 2006 compared to $94,700 for the year earlier quarter.


 The Nine Months Ended March 31, 2006 Compared with the Nine Months Ended March 31, 2005.

 Net sales increased $44,300 (1.6%) to $2,737,500 for the nine months ended March 31, 2006 compared to $2,693,200 for the nine months ended March 31, 2005, primarily due to a further increase in sales of new products.

 The gross profit margin of 50.0% for the nine months ended March
 31, 2006, was slightly higher than the gross profit margin of 49.1% for the nine months ended March 31, 2005 due mainly to lower overhead costs.

 General and administrative expenses for the nine months ended March 31, 2006 were $563,400, an increase of $41,800 (8.0%), as compared with $521,600 for the nine months ended March 31, 2005 mainly as a result of an increase in costs for investigating business opportunities.

 Selling expenses for the nine months ended March 31, 2006 were $185,000 or $39,700 (17.7%) less than $224,700 for the nine months ended March 31, 2005, due mostly to lower trade show costs and salary expense; the latter due to the change in marketing personnel during the quarter.

 Research and development expenses were $243,100 for the nine months ended March 31, 2006, $36,300 (13.0%) less than $279,400 for the comparable prior year period during which substantial development costs for the new Multi-MicroPlate Genie(TM) were incurred.

 Interest and other income increased $14,900 to $31,000 for the nine months ended March 31, 2006 compared to $16,100 for the nine months ended March 31, 2005 due to higher interest rates and balances of investment securities.

 Income before income taxes increased $94,300 (30.0%) to $408,200 for the nine months ended March 31, 2006 compared to $313,900 for the nine months ended March 31, 2005, and as a result, income tax expense was $119,400 for the nine months ended March 31, 2006, compared to $99,800 for the prior year comparable nine month period.

 As a result of the foregoing, net income increased by $74,700
 (34.9%) to $288,800 for the nine months ended March 31, 2006 from $214,100 for the nine months ended March 31, 2005.

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


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit Number:   Description

          31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          32.1         Certification of Chief Executive
                       Officer and Chief Financial Officer
                       pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:
                       During the three months ended March 31,
                       2006, Registrant filed a report on Form 8-K on February 14, 2006 reporting under Item
                       5.02.

                       On May 5, 2006, Registrant filed a
                       report on Form 8-K, reporting under
                       Item 8.01.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY


                              SIGNATURE


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                               Scientific Industries, Inc.
                               ___________________________
                               Registrant



                               /s/Helena R. Santos
                               ____________________________
                               Helena R. Santos
                               President, Chief Executive Officer,
                               Treasurer, and Chief Financial Officer

 Date: May 12, 2006