Form 10KSB
period 2006-06-30
SCIENTIFIC INDUSTRIES INC
filed 2006-09-29
CIK 87802

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-KSB
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934
               For the fiscal year ended     JUNE 30, 2006


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

Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


Issuer's revenues for its most recent fiscal year. $3,465,200

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 25, 2006 is $1,876,700.

The number of shares outstanding of the issuer's common stock, par value $.05 per share ("Common Stock") as of August 25, 2006 is 1,000,352 shares.


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

        Recent Developments. During the last quarter of the year ended June 30, 2006 ("fiscal 2006"), the Company was advised by Fisher Scientific International ("Fisher"), its principal distributor and customer (sales to Fisher represented 20% and 23% of the Company's net sales for the fiscal years ended June 30, 2006 and June 30, 2005, respectively) that it would no longer purchase for distribution the Company's products which the Company believes is a result of a change of focus to sales of Fisher's private label products. The Company has increased its efforts to increase sales to its other distributors, and directly to additional customers, and to appoint other distributors to mitigate the adverse effect the discontinuance has raised. No assurance can be given that such efforts will be successful.

        In June 2006, the Company received a nonexclusive sublicense to develop, produce and sell a line of bioreactor vessels with integral sensors for pH and oxygen in volumes of 250 milliliters up to 5 liters for laboratory systems under a license from the University of Maryland, Baltimore County, the patent holder. The Company is engaged in the development of certain products which incorporate the disposable sensor technology. No representation can be made that any material sales will result from the sublicense.

        In August, 2006, the Company agreed in principle to acquire the outstanding capital stock of a privately held company engaged in the production and sale of catalyst research instruments. The consummation of the acquisition is subject to negotiation and execution of a stock purchase agreement. The agreement is to provide a purchase consideration of $400,000 in cash, 125,000 shares of the Company's Common Stock and contingent payments based on the annual sales of the acquired business during a four year period following the acquisition. Sales of the privately held company were approximately $1,366,000 for the year ended December 31, 2005 (unaudited). No assurance can be given that the proposed acquisition will be effected or, that if effected, the acquired operation will be beneficial to the Company's operating results.

        Products. The Company's products principally consist of laboratory mixers, rotators/rockers, refrigerated incubators, and magnetic stirrers.

        Mixers and Disruptors. The Company's primary product is the Vortex-Genie(R) 2 Mixer. The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds. Sales of the Vortex-Genie 2 Mixer (excluding accessories) represented approximately 72% of the Company's revenues for fiscal 2006 as compared with 75% of the Company's revenues for the year ended June 30, 2005 ("fiscal 2005").

        The Company expanded its mixers line to include, in the year ended June 30, 2002 ("fiscal 2002"), the Vortex-Genie 2T, a mixer with an integral timer, the Vortex-Genie 1, a high speed touch mixer, and the Disruptor Genie(R), a patented cell disruptor.
 In fiscal 2004, the Company introduced the MicroPlate Genie , another specialty mixer designed specifically to mix and vortex the contents of microplates, and at the end of fiscal 2005, launched the Multi-MicroPlate Genie . A digital version of the Vortex-Genie(R) 2 is planned for launching shortly.

        Other Products. The Company's Roto-Shake Genie(R), a patented benchtop multi-purpose rotator/rocker was designed by the Company to rotate and rock a wide variety of containers which are magnetically attached to the unit's magnetized platform. The Enviro-Genie(R) Refrigerated Incubator and the BioReactor Genie(TM) Cell Culture Chamber (introduced during fiscal 2003) are multi-functional benchtop environmental chambers designed to perform various functions under controlled environmental conditions of temperature.

        During fiscal 2004, the Company launched the MagStir Genie(R), a new patented magnetic stirrer, which is programmable and offers a unique low to high speed range. The MultiMagStir Genie , a four-place magnetic stirrer was launched in fiscal 2005. Other magnetic stirrers are currently under development for introduction during the year ending June 30, 2007 ("fiscal 2007").

        Product Development. The Company designs and develops substantially all of its products. Its personnel formulate plans and concepts for new products and improvements or modifications to existing products. It also engages outside consultants to augment its capabilities in such areas as industrial and electronics design.

        Marketing. The Company's products are generally distributed and marketed through an established network of domestic and foreign laboratory equipment distributors. See "Major
Customers" below. In general, it takes two to three years for a new product to begin generating meaningful sales in the industry due to the catalog distribution system.

         The Company also markets its products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, and to a limited extent, in view of the type of customer for the Company's products, its own web site.

        Assembly and Production Materials. The Company's production operation principally involves assembly of components supplied by various domestic and international independent suppliers. The Company does not have any sole suppliers, except as to a few components where it is not feasible to have multiple suppliers and alternative suppliers are available. Over the last two fiscal years, the Company has purchased a substantial portion of components from overseas factories, with a substantial part of such purchases effected through a U.S. vendor. (The vendor accounted for approximately 44% and 35% for fiscal 2006 and fiscal 2005, respectively, of the Company's material purchases.) See "Risk

Factors - The Company is Heavily Dependent on Outside
Suppliers for the Components of Its Products".

        Patents, Trademarks, Licenses and Franchises. The Company holds several United States patents relating to existing products. It licensed one of its patents, a patent on a utilitarian feature of its Vortex-Genie 2 Mixer on a non-exclusive, royalty-free basis to Henry Troemner, LLC, ("Troemner"), under an agreement dated December 1, 1999 settling a lawsuit instituted by the Company in April, 1999. The patent and license expired on November 2, 2005; however, there has been no adverse effect as a result of the patent expiration. The Company's patent for the TurboMix(TM), an accessory to the existing Vortex-Genie 2 Mixer, expires in September 2015. Its patent on the Roto-Shake Genie expires in July 2016. A recent patent granted on its MagStir Genie and MultiMagStir Genie expires in November 2022.

        The Company has various proprietary marks, including BioReactor Genie(TM), Disruptor Beads(TM), Disruptor Genie(R), Enviro-Genie(R), Genie(TM), MagStir Genie(R), MultiMagStir Genie(R), MicroPlate Genie(TM), Multi-MicroPlate Genie(TM), Roto-Shake Genie(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product.
 The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection, if any, it will provide if granted.

        See "Recent Developments" above for a recently acquired sublicense as to bioreactor vessels.

        Foreign Sales. The Company's foreign sales, all of which were to various distributors outside the United States (principally Asia and Europe) accounted for approximately 44% of the Company's net sales for each of fiscal 2006 and fiscal 2005. Such sales are paid in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

        Seasonality. The Company does not consider its business to be seasonal.

        Major Customers. Sales, mostly of the Vortex-Genie 2 Mixer, to two of the Company's two major customers, represented in the aggregate approximately 37% and 40% of net sales for fiscal 2006 and for fiscal 2005, respectively. See "Recent Developments" above for discontinuance of purchases by the Company's principal customer and distributor. A third customer, also a distributor of the Company's products, accounted for 10% of net sales for each of fiscal 2006 and 2005 of the Company's net sales.

        Backlog. The Company's backlog is not significant because the Company's current line of products is comprised of standard catalog items. The typical lead time for order fulfillment is not more than two weeks.

       Competition.   Most of the Company's competitors are
substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company's main competition in the United States derives from private label brand mixers offered by the two largest laboratory equipment distributors in the United States, who dominate the end user market, one of which is Fisher (see "Recent Developments" above). The Company believes it is a factor in the market for vortex mixers in the United States and is widely recognized in the international vortex mixers market.

        In the general area of laboratory equipment, the Company's major competitors are Troemner (private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), Barnstead/Thermolyne Corporation, (an Apogent Technologies company owned by Fisher Scientific International), IKA-Werke GmbH & Co. KG, a German company, and Heidolph Instruments GmbH, a German company.

        Research and Development. In connection with the development of new products, the Company incurred research and development expenses of $316,500 during fiscal 2006 compared to $350,200 during fiscal 2005. The Company expects its expenditures in fiscal 2007 for research and development will not be materially different from previous years, except for the expanded efforts with respect to the development of a line of bioreactor vessels under a sublicense.

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

        Employees. As of August 25, 2006, the Company employed 18 persons of whom 17 were full-time, including its two executive officers. None of the Company's employees is represented by any unions.

                             RISK FACTORS

        IN CONNECTION WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, IMPORTANT RISK FACTORS ARE IDENTIFIED BELOW THAT COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO SUCH FUTURE PERIODS IN ANY CURRENT STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE ANY FORWARD-LOOKING ANNOUNCEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

DEPENDENCE ON MAJOR CUSTOMERS

        The industry is dominated in the U.S. by two major laboratory equipment distributors, Fisher Scientific International and VWR International. During the fourth quarter of fiscal 2006, the Company was informed by Fisher Scientific that it would no longer market the Company's products. As a result, significantly lower sales of the Company's products were effected to such distributor during the fourth quarter of fiscal 2006 and none are expected in the future. Sales to this major customer, mostly the Vortex-Genie 2 Mixer, accounted for approximately 20% and 23% of total net sales for fiscal 2006 and fiscal 2005, respectively. Although the Company has increased its direct selling efforts and increased distribution through its other existing distributors and new distributors, due to Fisher Scientific's dominance of the end user market, it is unlikely that it will be able to recoup a material portion of the lost revenues. The Company's then second largest customer, (and currently its largest customer) accounted for approximately 17% of the Company's net sales in each of fiscal 2006 and 2005. A third customer, an overseas distributor of the Company's products, accounted for approximately 10% for each of fiscal 2006 and 2005. A material reduction in sales to the foregoing distributors will have an adverse effect on the results of operations of the Company.

THE COMPANY OFFERS A LIMITED NUMBER OF PRODUCTS WITH SALES OF ONE
PRODUCT ACCOUNTING FOR A SUBSTANTIAL PORTION OF ITS REVENUES

         The Company currently offers for sale a limited number of products. Sales of its Vortex-Genie 2 Mixer accounted for approximately 72% and 75% of the Company's sales for fiscal 2006 and fiscal 2005, respectively. See "Dependence on Major Customers" above.

THE COMPANY IS A SMALL PARTICIPANT IN ITS HIGHLY COMPETITIVE INDUSTRY

         The laboratory products industry is highly competitive. Although the Company's principal product, the Vortex-Genie 2 Mixer, has been widely accepted, the Company's annual net sales ($3,465,200 for fiscal 2006 and $3,593,000 for fiscal 2005) are significantly less than the annual revenues of many of its competitors in the industry. Its principal competitors are substantially larger and have much greater financial, production and marketing resources than the Company. In the past few years, there have been continuous new entrants into the vortex mixer market, including the manufacturer of the industry's two largest distributors' private label mixers.


THE COMPANY'S ABILITY TO GROW AND COMPETE EFFECTIVELY IS IN PART
DEPENDENT ON ITS ABILITY TO DEVELOP AND EFFECTIVELY MARKET NEW
PRODUCTS

         In the recent past, the Company began pursuing a program to develop and market new laboratory equipment with a view to increasing its revenues and reducing its dependence on the Vortex-Genie 2 Mixer. As result, the Company first developed and introduced during the fiscal year ended June 30, 1999 the Roto-Shake Genie rotator/rocker and then in the fiscal year ended June 30, 2001 the Enviro-Genie refrigerated incubator. During fiscal 2002, the Company began selling three new products which generally target the vortex mixer market - the Vortex-Genie 1 touch mixer, the Vortex-Genie 2T timed mixer, and the Disruptor Genie cell disruptor. More recently, the Company introduced the MagStir Genie and MultiMagStir Genie magnetic stirrers and the MicroPlate Genie and Multi-MicroPlate Genie microplate mixers, with additional products soon to be launched and others currently under development.

         Revenues derived from new products (those other than the Vortex-Genie 2, but excluding accessories) amounted to $737,100 and $669,500, respectively, for fiscal 2006 and fiscal 2005. The Company historically has relied primarily on its distributors and their catalogs to market its products. Sales of new products are heavily dependent on the distributors' decision to include a new product in the distributors' catalogs and their continued inclusion in the catalogs and on their websites, since the majority of the end users purchase through distributors. Accordingly, it may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered.

         In the beginning of calendar 2003, the Company also began taking a more aggressive approach towards the marketing of its products, allocating more resources for marketing staff, advertising, promotions, website, and miscellaneous other selling and marketing tools. No assurance can be given that the amounts allocated by the Company for its development and marketing programs will prove beneficial or that distributors will include any particular product in their catalogs and websites.

         In June 2006, the Company received a nonexclusive sublicense to develop, produce and sell a line of bioreactor vessels with integral sensors for pH and oxygen in volumes of 250 milliliters up to 5 liters for laboratory systems under a license from the University of Maryland, Baltimore County, the patent holder. The Company is engaged in the development of certain products which incorporate the disposable sensor technology.

No assurance can be made that such development will be completed or that it will result in material revenues.

THE COMPANY IS HEAVILY DEPENDENT ON OUTSIDE SUPPLIERS FOR THE
COMPONENTS OF ITS PRODUCTS

         While the Company believes there are several suppliers available for all of its components, it presently relies on one source for several components. Purchases through a United States vendor from one overseas supplier accounted for approximately 44% and 35% of the cost of purchased materials for fiscal 2006 and fiscal 2005, respectively. While the Company believes there are other sources for the materials readily available, the disruption or termination of the operations of this source or other sources could have an adverse effect, hopefully of short duration, on the Company's results of operations. To diminish this risk, the Company keeps higher than normal quantities on-hand of such components, and has added several alternate suppliers during the past two years. Furthermore, the Company intends to continue purchasing components from overseas factories directly or indirectly. Such reliance could increase the risks of the Company's operations including those arising from government controls, foreign conditions, custom duties, changes in both foreign and United States government policies, and the reliability and financial condition of such suppliers.

THE COMPANY'S ABILITY TO COMPETE DEPENDS IN PART ON ITS ABILITY TO SECURE AND MAINTAIN PROPRIETARY RIGHTS TO ITS PRODUCTS

        The Company's ability to compete depends in part on its ability to secure and maintain proprietary rights to its products. The Company's design patent on a feature of its Vortex-Genie 2 Mixer, its principal product, expired in November 2005. Although the Company has not experienced any adverse effect from the expiration of this patent, there is no assurance as to future effect. A new patent was granted to the Company during the year for one of its new products. A recently acquired sublicense with respect to a line of bioreactor vessels, which the Company has commenced developing, will be dependent on the validity of the licensor's patents.

        There can be no assurance that the Company will be successful in obtaining additional patents, that any patent issued or licensed to the Company provides or will provide the Company with competitive advantages or will not be challenged by third parties or that the patents of others will not prevent the commercialization of products developed by the Company. Furthermore, there can be no assurance that others will not independently develop similar products or design around the patents related to the Company's products. Any of the foregoing activities could have a material adverse effect on the Company. Moreover, there is no assurance that the enforcement by the Company of its patent rights will not result in substantial litigation costs.

POSSIBLE MATERIAL INVESTMENT TO ACQUIRE NEW OPERATION

        In August, 2006, the Company agreed in principle to acquire the outstanding capital stock of a privately held company engaged in the production and sale of catalyst research instruments. The consummation of the acquisition is subject to negotiation and execution of a stock purchase agreement. The agreement is to provide a purchase consideration of $400,000 in cash, 125,000 shares of the Company's Common Stock and contingent payments based on the annual sales of the acquired business during a four year period following the acquisition. Sales of the privately held company were approximately $1,366,000 (unaudited) for the year ended December 31, 2005. While the skills required are somewhat comparable to those of the Company's, the development and marketing of the products of the operation to be acquired will initially depend on the skills of the acquired company's employees. No assurance can be given that the acquisition will be effected or, that if effected, that it will prove beneficial to the Company's results or financial condition.

THE COMPANY HAS LIMITED MANAGEMENT RESOURCES

        The loss of the services of Ms. Helena Santos, the Company's Chief Executive and Financial Officer, and President, or Mr. Robert Nichols, the Company's Executive Vice President or any material expansion of the Company's operations could place a significant additional strain on the Company's limited management resources and could be materially adverse to the Company's results and financial condition.

THE COMMON STOCK OF THE COMPANY IS THINLY TRADED AND IS SUBJECT TO
VOLATILITY

        The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. As of August 25, 2006, there were only 1,000,352 shares of Common Stock of the Company outstanding, of which 317,915 shares are held by the directors and officers of the Company. There have been a number of trading days during fiscal 2006 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

   (a) The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2005 and fiscal 2006, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

        For Fiscal Quarter Ended:   Low Bid      High Bid

        09/30/04                     1.95           2.05
        12/31/04                     2.00           2.25
        03/31/05                     2.25           3.28
        06/30/05                     2.26           3.01
        09/30/05                     2.76           3.30
        12/31/05                     3.00           3.95
        03/31/06                     3.15           4.10
        06/30/06                     2.50           4.30

     (b) As of August 25, 2006, there were 820 record holders of the Company's Common Stock.

     (c) On January 13, 2006, The Company paid a cash dividend of $.09 per share to stockholders of record on October 27, 2005. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

        Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

        Overview. During the fourth quarter of fiscal 2006, the Company was informed by its then principal customer and distributor for more than 30 years of a change in its marketing and selling focus to its private label products resulting in a decision to discontinue marketing of the Company's products. As a result, sales to this customer significantly diminished during the fourth quarter and no future sales are expected. Sales to this customer of the Company's products, predominantly the Vortex-Genie 2 Mixer, accounted for approximately 20% and 23% of Company's net sales for fiscal 2006 and fiscal 2005, respectively. In order to diminish the impact of the loss of such customer, the Company has been pursuing other selling outlets including appointing new distributors, increased volume with existing distributors through cooperative promotional efforts, and expanded selling directly to end users. The Company anticipates that it will be able to recoup some of the lost revenues, but is uncertain it will be able to recoup a material portion of the lost revenues due to the distributor's dominance of the end user market.

        Results of Operations. Net sales for fiscal 2006 decreased $127,800 (3.6%) to $3,465,200 from $3,593,000 for fiscal 2005. The decrease in sales was due to the decline in sales during the fourth quarter to the Company's then largest customer and lower sales in Europe due to increased global competition. The gross profit percentage for fiscal 2006 of 49.0% was only slightly higher than 48.7% for fiscal 2005.

        General and administrative expenses for fiscal 2006 were $718,900, an increase of $36,600 (5.4%), as compared with $682,300 for fiscal 2005 mainly as a result of costs associated with investigating new business opportunities.

        Selling expenses for fiscal 2006 were $238,200 or $78,200
(24.7%) lower than $316,400 for fiscal 2005, due mostly to lower trade show costs, and lower salary expense due to the change in marketing personnel during fiscal 2006.

        Research and development expenses were $316,500 for fiscal 2006, $33,700 (9.6%) lower than $350,200 for the comparable prior year during which substantial development costs for the new
Multi-MicroPlate Genie and, soon to be launched magnetic stirrers were incurred.

        Interest and other income increased $20,700 to $44,100 for fiscal 2006 compared to $23,400 for fiscal 2005 mainly due to higher interest rates and balances of investment securities.

        Income tax expense for fiscal 2006 was $147,300 (31.4%) as compared with $118,500 (28.0%) for fiscal 2005. The increase of $28,800, resulted primarily from higher taxable income.

        As a result of the foregoing, net income was $17,200 (5.6%) greater, at $321,700 for fiscal 2006, compared to $304,500 for fiscal 2005.

       Liquidity and Capital Resources.   Net cash provided by
operating activities increased to $336,200 for fiscal 2006 as compared to $319,900 for fiscal 2005 primarily due to higher income. Cash used in investing activities was $216,800 for fiscal 2006 compared to $315,000 for fiscal 2005, a decrease of $98,200, mainly as a result of fewer investment securities purchases during fiscal 2006. Cash used in financing activities for fiscal 2006 was $75,600, compared to $62,400 for the prior year, an increase of $13,200 due to the higher cash dividend paid in fiscal 2006. As a result of the foregoing, cash and cash equivalents increased by $43,800 to $227,700 as of June 30, 2006 from a balance of $183,900 as of June 30, 2005.

        The Company's working capital as of June 30, 2006 increased $240,300 to $2,489,100 from $2,248,800 at June 30, 2005, mainly due to income from operations, partially offset by the cash dividend. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of June 30, 2006. The Company has never borrowed under this line of credit.

        If a proposed acquisition, to which the Company has agreed in principle, is consummated, as to which there is no assurance (see Item 1. Description of Business), the Company will be required to pay to the sellers $400,000 in cash besides 125,000 shares of its Common Stock and four annual contingent payments in cash.

       Capital Expenditures. During fiscal 2006, the Company incurred $38,000 in capital expenditures, the approximate level which the Company expects to incur during fiscal 2007.

        Management believes that the Company will be able to meet its cash flow needs for its operations and capital expenditures during the next 12 months from its available financial resources which include its cash and investment securities.

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

                              PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

        The Company has the following five Directors:

        Arthur M. Borden, Esq. (age 86), a Director since 1974, has been counsel to the law firm of Katen Muchin Zavis Rosenman
(formerly Rosenman & Colin) during the past five years. He is a director of Supreme Industries, Inc., a nationwide manufacturer of specialized truck bodies.

        Joseph G. Cremonese (age 70), a Director since November 2002 and Chairman of the Board since February 2006, has been a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies, including the Company, engaged in the production and sale of products for science and biotechnology. Since March 2003, Mr. Cremonese has been a director of and consultant to Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, the largest U.S. distributor of laboratory equipment.

        Joseph I. Kesselman (age 81), a Director since 1961 and Chairman of the Board from August 2002 until his resignation in February 2006, has been for more than five years a consultant to various corporations. He is a director of Nuclear and Environmental Protection Inc., Hopare Holding, S.A. (a Swiss company), and Infranor Inc., a developer and manufacturer of servo systems.

        Roger B. Knowles (age 81), a Director since 1965, is retired. During the past five years he has been involved in liquidating various real estate and manufacturing concerns.

        James S. Segasture (age 70), a Director since 1991, has been a private investor since February 1990.

        The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company to be held at the next annual meeting following: the fiscal year ended June 30, 2006 - two Directors (Messrs. Borden and Segasture, Class A), the fiscal year ending June 30, 2007 - one Director (Mr. Kesselman, Class B), and the fiscal year ending June 30, 2008 - two Directors (Messrs. Cremonese and Knowles, Class C).

BOARD COMMITTEES

        Joseph I. Kesselman and James S. Segasture have been appointed as the sole members of the Company's Stock Option
Committee to serve at the discretion of the Board and to administer the Company's 2002 Stock Option Plan ("2002 Plan").

        The Board of Directors acts as the Company's Audit Committee.

EXECUTIVE OFFICERS

        Helena R. Santos, CPA (age 42), employed by the Company since 1994, was appointed in August 2002 as President, Chief Executive Officer and Treasurer. Previously she served as Vice President, Controller from 1997 and Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

        Robert P. Nichols (age 45), employed by the Company since February 1998, was appointed in August 2002 as Executive Vice President. He had been Vice President, Engineering from May 2001.
 Prior to joining the Company, Mr. Nichols was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The Company believes that, for the year ended June 30, 2006, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities
Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table summarizes all compensation paid by the Company to its then Chief Executive Officer ("CEO"), Chief
Financial Officer ("CFO"), and President; and Executive Vice
President with respect to each of the three fiscal years ended June 30, 2006, 2005 and 2004. No other executive officer earned in excess of $100,000 in any of such fiscal periods.

                     SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION

                                                   All Other
                       Fiscal                      Compen-
Name                   Year    Salary    Bonus     sation
___________________    ______  ______    _____     __________


Helena R. Santos, CEO, 2006   $112,100  $   -      $   -
President adn CFO      2005   $108,200  $   -      $   -
                       2004   $100,000  $   -      $   -

Robert P. Nichols,     2006   $107,000  $   -      $   -
Executive Vice         2005   $103,200  $   -      $   -
President              2004   $ 95,000  $   -      $   -


                  OPTION GRANTS IN LAST FISCAL YEAR

There were no options granted to officers during fiscal year 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION
VALUES

There were no options exercised by officers during fiscal 2006.

EMPLOYMENT AGREEMENTS

        The Company's employment agreements with Ms. Helena R. Santos and Mr. Robert P. Nichols are effective through December 31, 2006 and provide for base annual salaries of $110,000 for Ms. Santos and $105,000 for Mr. Nichols. Each agreement authorizes annual bonuses by the Board based upon performance criteria and contains noncompetition and confidentiality covenants. No bonus has been authorized by the Board.

 DIRECTORS' COMPENSATION

        The Company currently pays each non-employee Director a quarterly retainer of $750 and a fee of $500 for each meeting attended, plus reimbursement for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Joseph I. Kesselman as Chairman of the Board until February 2006 received, and Mr. Joseph G. Cremonese, as Chairman of the Board, since February 2006 receives also a monthly fee of $750. During fiscal 2006, the fees to non-employee Directors aggregated $44,000.

        Pursuant to the Company's 1992 Stock Option Plan ("1992 Plan") options to purchase 3,000 shares of Common Stock at the then fair market value were granted to each non-employee director who was on the Board of Directors on the first business day of each March, in 1993, 1994, 1995, and 1996, namely Messrs. Borden, Kesselman, Knowles and Segasture. In addition, in December 1997 and through December 2002 the Board of Directors granted under the 1992 Plan annually options to purchase 4,000 shares of Common Stock to each of them exercisable at the fair market value on the date of grant. Accordingly, as of June 30, 2006, the Company had granted under the 1992 Plan to the foregoing four non-employee Directors options to purchase an aggregate of 128,000 shares of Common Stock, or options to purchase 32,000 shares of Common Stock for each. The fair market value per share of Common Stock on the dates of grant ranged from $0.50 for options granted in 1993 to $2.40 in 2002. As of June 30, 2006, options under the 1992 Plan with respect to 58,000 shares had been exercised by the Directors. In addition, they had exercised options with respect to 48,000 shares granted to them prior to the adoption of the 1992 Plan.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

        The following table sets forth, as of June 30, 2006, the number of shares of Common Stock beneficially owned by (i) the persons known to the Company to be the owners of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except for Mr. Kleiman, the address for each of the following is c/o Scientific Industries, Inc., 70 Orville Drive, Bohemia, New York 11716.

                         Amount and
Name                     Nature of Beneficial Ownership  % of Class
___________________________________________________________________

Lowell A. Kleiman                    139,581 (1)           14.0%
16 Walnut Street
Glen Head, NY 11545

Arthur M. Borden                      59,540 (2)            5.9%
Joseph G. Cremonese                   21,210 (3)            2.1%
Joseph I. Kesselman                   63,520 (4)            6.2%
Roger B. Knowles                      46,595 (5)            4.6%
James S. Segasture                   187,250 (6)           18.6%
Helena R. Santos                      21,000 (7)            2.1%
Robert P. Nichols                     27,800 (8)            2.8%

All directors and  executive
officers as a group (7 persons)       426,915 (9)          38.5%

(1) Based on information reported in his Schedule 13D filed with the Securities and Exchange Commission on October 30, 2002.
(2)    Includes 20,000 shares issuable upon exercise of options.
(3) 16,210 shares are owned jointly with his wife and 5,000 shares are issuable upon exercise of options.
(4) Includes 20,000 shares issuable upon exercise of options and 735 shares of Common Stock owned jointly with his wife.
(5) Includes 20,000 shares issuable upon exercise of options, 22,258 shares owned by his wife, and 1,337 shares owned by a trust of which he is a trustee, beneficial ownership of which is disclaimed by him.
(6) Includes 4,000 shares issuable upon exercise of options and 493 shares owned by his wife.
(7)    Includes 15,000 shares issuable upon exercise of options.
(8)    Includes 25,000 shares issuable upon exercise of options.
(9)    includes 109,000 shares issuable upon exercise of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Mr. Joseph G. Cremonese, who was elected a Class C Director at the Annual Meeting of Stockholders in November 2002 or his affiliate, Laboratory Innovation Company, Ltd., have been providing independent marketing consulting services to the Company for approximately eight years. The services have been rendered since January 1, 2003 pursuant to a consulting agreement which was amended in March 2005. The agreement as amended provides that Mr. Cremonese and his affiliate render, at the request of the Company, through December 31, 2006 marketing consulting services of at least 72, but not more than 96, days per year at the rate of $500 per day with a monthly payment of $3,000, with the Company's obligation reduced to the extent the consulting services are less than 72 days for the 12 month period. The agreement contains confidentiality and non-competition covenants. During fiscal 2006, the Company paid an aggregate of $35,400 for the consulting services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

        Exhibits to this report are listed in the Exhibit
Index at the end of this report.


(b) Reports on Form 8-K

        The following reports on Form 8-K were filed during the three months ended June 30, 2006:

        On May 5, 2006, Registrant filed a report on Form 8-K, reporting under Item 8.01.

        On June 14, 2006, Registrant filed a report on Form 8-K, reporting under Item 1.01.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The Company incurred for the services of Nussbaum, Yates & Wolpow, P.C.: audit fees (including for preparation of the Company's corporate tax returns) of approximately $28,500 and $27,400 in connection with the audit of the Company's financial statements for fiscal 2006 and fiscal 2005, respectively; $2,850 and $2,700 in connection with the quarterly reviews for fiscal 2006 and fiscal 2005, respectively, and $3,600 in fiscal 2005 in connection with reviews of amendments of the Company's annual and quarterly reports filed under the Securities Exchange Act of 1934. There were no other audit related fees or other fees paid to Nussbaum, Yates & Wolpow, P.C.

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

              SCIENTIFIC INDUSTRIES, INC.
              (Registrant)

               /s/ Helena R. Santos
              _____________________
              Helena R. Santos
              President, Chief Executive Officer, Treasurer
              Chief Financial and Principal
              Accounting Officer





Date:  September 29, 2006

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                     Title              Date


/s/ Arthur M. Borden     Director           September 29, 2006
____________________
Arthur M. Borden

/s/ Joseph G. Cremonese  Chairman of        September 29, 2006
_______________________  the Board

Joseph G. Cremonese

/s/ Joseph I. Kesselman  Director           September 29, 2006
_______________________

Joseph I. Kesselman

/s/ Roger B. Knowles     Director           September 29, 2006
____________________
Roger B. Knowles

/s/ James S. Segasture   Director           September 29, 2006
______________________
James S. Segasture

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

 10           Material Contracts:

 10(a) Lease between Registrant and AIP Associates, predecessor-in-interest of current lessor, dated October, 1989 with respect to Company's offices and facilities. (Filed as Exhibit
              10(a) to the Company's Form 10-KSB filed on September 28, 2005 and incorporated by reference thereto).

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

 10(c) Employment Agreement dated September 1, 2004, by and between the Company and Mr. Nichols
              (Filed as Exhibit 10A-1 to the Company's
              Current Report on Form 8-K filed on September 1, 2004, and incorporated by reference thereto).

 10(d) Consulting Agreement dated January 1, 2003 by and between the Company and Mr. Cremonese and his affiliate, Laboratory Innovation Company, Ltd., (Filed as Exhibit 10(b) to the Company's Current

              Report on Form 8-K filed on January 6, 2003, and incorporated by reference thereto).

 10(d)-1 Consulting agreement dated March 22, 2005, by and between the(10) Company and Mr. Cremonese and Laboratory Innovation Company, Ltd., (Filed as
              Exhibit 10A-1 to the Company's current report on Form 8-K filed on March 23, 2005, and incorporated by reference thereto).

 10(e)        Sublicense from Fluorometrix Corporation (Filed as
              Exhibit 10(a)1 to the Company's current Report on Form 8-K filed on June 14, 2006, and incorporated by reference thereto).

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

	        YEARS ENDED JUNE 30, 2006 AND 2005

	     FINANCIAL STATEMENTS AND REPORT OF
	 INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

	      YEARS ENDED JUNE 30, 2006 AND 2005



	                   CONTENTS




                                                            Page

Report of Independent Registered Public Accounting Firm	F-1


Consolidated financial statements:

	Balance sheets	                                    F-2

	Statements of income       	                        F-3

	Statements of shareholders' equity	                  F-4

	Statements of cash flows	                        F-5

	Notes to financial statements	                 F-6 - F-18

	Report of Independent Registered Public Accounting Firm



Board of Directors and Shareholders
Scientific Industries, Inc. and Subsidiary
Bohemia, New York

We have audited the consolidated balance sheets of Scientific Industries, Inc. and subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiary as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.


/s/Nussbaum Yates & Wolpow, P.C.
________________________________

Nussbaum Yates & Wolpow, P.C.
Melville, New York


August 21, 2006

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

              CONSOLIDATED BALANCE SHEETS

                 JUNE 30, 2006 AND 2005


                          ASSETS
                                         2006             2005
                                     ___________      ___________

Current assets
  Cash and cash equivalents          $   227,700      $   183,900
  Investment securities                1,168,200        1,026,700
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $10,600 in 2006 and 2005          313,900          450,600
  Inventories                            930,300          800,400
  Prepaid and other current assets       103,900           57,800
  Deferred taxes                          25,500           49,000
                                     ___________      ___________

        Total current assets           2,769,500        2,568,400

Property and equipment, net              122,100          136,100

Intangible assets, less accumulated
  amortization of $74,200 and $48,700
  in 2006 and 2005                        40,200           35,400

Other                                     38,700           40,000
                                     ___________      ___________

        Total assets                 $ 2,970,500      $ 2,779,900
                                     ===========      ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                   $    68,100      $    82,400
  Accrued expenses and taxes             212,300          237,200
                                     ___________      ___________

        Total current liabilities        280,400          319,600
                                     ___________      ___________

Deferred compensation                       -              19,400
                                     ___________      ___________

Deferred taxes                             3,200            3,000
                                     ___________      ___________

Commitments and contingencies

Shareholder's equity:
  Common stock,  $.05 par value;
    authorized 7,000,000 shares;
    issued 1,020,154 and 1,000,009 shares
    in 2006 and 2005                      51,000           50,000
  Additional paid-in capital           1,010,500          991,200
  Accumulated other comprehensive
    income, unrealized holding loss
    on investment securities             (11,500)          (7,600)
  Retained earnings                    1,689,300        1,456,700
                                     ___________      ___________

                                       2,739,300        2,490,300
  Less common stock held in treasury
    at cost, 19,802 shares                52,400           52,400
                                     ___________      ___________

        Total shareholders' equity     2,686,900        2,437,900
                                     ___________      ___________

        Total liabilities and
          shareholders' equity       $ 2,970,500      $ 2,779,900
                                     ===========      ===========

         See notes to consolidated financial statements.

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME

                     JUNE 30, 2006 AND 2005


                                         2006             2005
                                     ____________      ___________

Net sales                            $ 3,465,200       $ 3,593,000


Cost of sales                          1,766,700         1,844,500
                                     ____________      ___________

Gross profit                           1,698,500         1,748,500
                                     ____________      ___________

Operating expenses:
  General and administrative             718,900           682,300
  Selling                                238,200           316,400
  Research and development               316,500           350,200
                                     ____________      ___________

                                       1,273,600         1,348,900
                                     ____________      ___________

Income from operations                   424,900           399,600
                                     ____________      ___________

Other income:
  Interest income                         34,600            18,400
  Other income, net                        9,500             5,000
                                     ____________      ___________

                                          44,100            23,400
                                     ____________      ___________

Income before income taxes               469,000           423,000
                                     ____________      ___________

Income tax expense:
  Current                                123,600            76,700
  Deferred                                23,700            41,800
                                     ____________      ___________

                                         147,300           118,500
                                     ____________      ___________

Net income                            $  321,700        $  304,500
                                     ____________      ___________

Basic earnings per common share       $	   .32        $	  .31
                                     ____________      ___________

Diluted earnings per common share     $	   .30        $	  .29
                                     ____________      ___________

Weighted average common shares
  outstanding                            991,809          978,008
                                     ____________      ___________

Weighted average common shares
  outstanding, assuming dilution       1,068,445        1,051,039
                                     ____________      ___________


         See notes to consolidated financial statements.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               YEARS ENDED JUNE 30, 2006 AND 2005


                            Common Stock     Additional Accumulated
                            ______________   Paid-in    Other Compr-
                            Shares  Amount   Capital    ehensive Loss
                           _______  _______  ________   _____________

Balance, July 1, 2004      995,343  $49,800  $984,200   $  (3,500)

Net income                    -        -         -           -

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -        -         -         (5,500)
 Less reclassification
  adjustment for loss
  included in net income      -        -         -          1,400
 Change in net unrealized
  holding gain                -        -         -           -

Comprehensive income          -        -         -           -

Exercise of stock options    4,666      200     5,700        -

Income tax benefit of
 stock options exercised      -        -        1,300        -

Cash dividend paid, $.07
 per share                    -        -         -           -
                          _________  _______  ________   ___________
Balance, June 30, 2005    1,000,009  50,000   991,200      (7,600)

Net income                    -        -         -           -

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -        -         -         (6,400)
 Less reclassification
  adjustment for loss
  included in net income      -        -         -          2,500
 Change in net unrealized
  holding gain                -        -         -           -

Comprehensive income          -        -         -           -

Exercise of stock options
 and warrant                20,145    1,000    12,500        -

Income tax benefit of
 stock options exercised      -        -        6,800        -

Cash dividend paid, $.09
 per share                    -        -         -           -
                          _________  _______  __________  ___________
Balance, June 30, 2006    1,020,154  $51,000  $1,010,500  $(11,500)
                          =========  =======  ==========  ===========

          See notes to consolidated financial statements.


            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)

               YEARS ENDED JUNE 30, 2006 AND 2005

                          Retained      Treasury Stock    Shareholders'
                                        ______________
                          Earnings      Shares  Amount    Equity
                          ________      ______  ______    _____________

Balance, July 1, 2004   $1,220,500    19,802    $ 52,400  $  2,198,600

Net income                 304,500        -       -            304,500
                                                          _____________
Other comprehensive loss:
 Unrealized holding loss
  arising during period       -           -       -             (5,500)
 Less reclassification
  adjustment for loss
  included in net income      -           -       -              1,400
                                                          _____________
 Change in net unrealized
  holding gain                -           -       -             (4,100)
                                                          _____________
Comprehensive income          -           -       -            300,400
                                                          _____________

Exercise of stock options     -           -       -              5,900

Income tax benefit of
 stock options exercised      -           -       -              1,300

Cash dividend paid, $.07
 per share                 (68,300)       -       -            (68,300)
                        ___________   _______   _______   _____________
Balance, June 30, 2005   1,456,700    19,802    52,400       2,437,900
                                                          _____________
Net income                 321,700        -       -            321,700
                                                          _____________
Other comprehensive loss:
 Unrealized holding loss
  arising during period       -           -       -             (6,400)
 Less reclassification
  adjustment for loss
  included in net income      -           -       -              2,500
                                                          _____________
 Change in net unrealized
  holding gain                -           -       -             (3,900)
                                                          _____________
Comprehensive income          -           -       -            317,800
                                                          _____________

Exercise of stock options     -           -       -             13,500
 and warrant
Income tax benefit of
 stock options exercised      -           -       -              6,800

Cash dividend paid, $.09
 per share                 (89,100)       -       -            (89,100)
                        ___________   _______   _______   _____________
Balance, June 30, 2006  $1,689,300    19,802    $52,400   $  2,686,900
                        ===========   =======   =======   =============

            See notes to consolidated financial statements.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED JUNE 30, 2006 AND 2005



                                                   2006        2005
                                               ___________  __________
Operating activities:
  Net income                                   $  321,700  $  304,500
  Adjustments to reconcile net income to       __________  ___________
    net cash provided by operating activities:
      Loss on sale of investments                   2,500       1,400
      Depreciation and amortization                78,100      66,600
      Deferred income taxes                        23,700      41,800
      Income tax benefit of stock options
        exercised                                   6,800       1,300
      Changes in assets and liabilities:
        Trade accounts receivable                 136,700     (61,800)
        Inventories                              (129,900)   (134,200)
        Prepaid expenses and other current assets (46,100)        600
        Other assets                                1,300      32,800
        Accounts payable                          (14,300)      6,400
        Accrued expenses and taxes                (24,900)     77,100
        Deferred compensation                     (19,400)    (16,600)
                                               ___________  __________
            Total adjustments                      14,500      15,400
                                               ___________  __________

            Net cash provided by operating
              activities                          336,200     319,900
                                               ___________  __________

Investing activities:
  Purchase of investment securities,
    available for sale                           (344,500)   (435,400)
  Purchase of investment securities, held to
    maturity                                         -       (113,500)
  Redemption of investment securities,
    available for sale                            123,600     222,600
  Redemption of investment securities,
    held to maturity                               72,300      95,500
  Capital expenditures                            (38,000)    (53,900)
  Purchase of intangible assets                   (30,200)    (30,300)
                                                ___________  _________

     Net cash used in investing activities       (216,800)   (315,000)
                                                ___________  _________

Financing activities:
  Proceeds from exercise of stock options          13,500       5,900
  Cash dividend paid                              (89,100)    (68,300)
                                                ___________  _________

     Net cash used in financing
       activities                                 (75,600)    (62,400)
                                                ___________  _________

Net increase (decrease) in cash and cash
  equivalents                                      43,800     (57,500)

Cash and cash equivalents, beginning of year      183,900     241,400
                                                ___________  _________

Cash and cash equivalents, end of year          $ 227,700   $ 183,900
                                                ===========  =========

Supplemental disclosures of cash flow information:

    Cash paid for income taxes                  $  75,100   $  24,000
                                                ===========  =========

Non-cash financing activity:
    See note 10 for exercise of warrants


        See notes to consolidated financial statements.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 2006 AND 2005


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
Sales are recorded when the following criteria are met:

  .	Receipt of a written purchase order which is binding on the customer.
  .	Goods are shipped and title passes.
  .	Prices are fixed.
  .	Collectibility is reasonably assured.

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

                YEARS ENDED JUNE 30, 2006 AND 2005

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

	Intangible Assets

	Intangible assets consist of patents, licenses and trademarks being amortized on a straight-line basis over five years. Amortization expense of intangible assets for the years ended June 30, 2006 and 2005 was $25,500 and $7,400. Expense is expected to be approximately $10,000 annually for the next four years.

	Asset Impairment

	The Company reviews its long-lived assets annually to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. If the facts warrant a review, the Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company has not recorded any impairment charges.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                YEARS ENDED JUNE 30, 2006 AND 2005

1.	Summary of Significant Accounting Policies (Continued)

	Income Taxes

	The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred income taxes result principally from the timing of the deductibility of the rent accrual, inventory adjustments, deferred compensation paid, the use of accelerated methods of depreciation and amortization for tax purposes, and tax credit carryforwards.

	Advertising

	Advertising costs are expensed as incurred. Advertising expense amounted to $39,100 and $43,700 for the years ended June 30, 2006 and 2005.

	Stock Compensation Plan

	During the year ended June 30, 2003, the Company established a ten-year stock option plan (the "2002 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus to the extent that options previously granted under the 1992 Stock Option Plan of the Company (the "Prior Plan") expire or terminate for any reason without having been exercised, then options exercisable for that same number of shares of Common Stock, up to a maximum of one hundred sixty one thousand (161,000) shares, may be granted pursuant to the 2002 Plan. The 2002 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2002
Plan. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options are to be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The 2002 Plan also stipulates that none of the then members of the Board of Directors shall be eligible to receive option grants under the 2002 Plan. The Prior Plan provided that each non-employee member of the Board of Directors be granted, annually commencing March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of Common Stock at the fair market value on the date of grant and commencing annually in December 1997, for as long as director, a ten-year option to purchase 4,000 shares of Common
Stock at the fair market value on the date of grant. No options have been granted to such directors of the Company since December 2001. The options expire at various dates through October 2012.
At June 30, 2006, 84,667 shares of Common Stock were available for grant under the 2002 Plan plus 21,667 shares which expired under the Prior Plan.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                YEARS ENDED JUNE 30, 2006 AND 2005


1.	Summary of Significant Accounting Policies (Continued)

	Stock Compensation Plan (Continued)

	The Company has elected to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for options granted under fixed plans when the option price is not less than the fair market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share, however, is required under Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation," (SFAS No. 123) for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model.
There were no options granted in 2005 or 2006.

	Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:




                                         2006            2005
                                      _________        _________

	Net income:
	As reported                      $321,700         $304,500
	Pro forma                         320,600          302,700

	Basic earnings per share:
	As reported                       $   .32         $   .31
	Pro forma                         $   .32         $   .31

	Diluted earnings per share:
	As reported                       $   .30         $   .29
	Pro forma                         $   .30         $   .29

      Stock-based employee compensation
       cost, net of related tax effects,
       included in the determination of
       net income as reported             $  -            $  -

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                YEARS ENDED JUNE 30, 2006 AND 2005


1.	Summary of Significant Accounting Policies (Continued)

Stock Compensation Plan (Continued)

The Company did not grant any options or warrants as compensation for goods or services to non-employees for the years ended June 30, 2006 and 2005.

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

	Earnings Per Common Share

	Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options and warrants, if any.

	Recent Accounting Pronouncements

	On December 16, 2004, the Financial Accounting Standards Board
(FASB) issued Statement No. 123(R) (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) is effective as of the first interim reporting period for the Company's fiscal year beginning July 1, 2006. The Company is currently assessing the impact of adopting
SFAS 123(R), and does not expect the effect to be material.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                YEARS ENDED JUNE 30, 2006 AND 2005


2.	Line of Business and Concentrations

			The Company is engaged in the manufacturing and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that it has only one reportable segment. Approximately 72% in 2006 and 75% in 2005 of sales are generated from the Vortex-Genie(R) 2 mixer excluding accessories.

	Certain information relating to the Company's export sales and principal customers is as follows:

                                                2006         2005
                                             _________    __________

Export sales (principally Europe and Asia) $1,514,400 $1,575,100 Customers in excess of 10% of net sales:
  Largest in 2006 and 2005                      703,000      830,800
  Second largest in 2006 and 2005               586,700      598,500
  Third largest in 2006 and 2005                353,500      366,600


	Accounts receivable from these customers amounted to approximately 42% and 41% of total accounts receivable at June 30, 2006 and 2005.

	During the fourth quarter of fiscal 2006, the Company's principal customer and distributor advised the Company that it would no longer market and buy the Company's products. Sales to this customer accounted for approximately 20% and 23% of net sales for fiscal 2006 and 2005.

	The Company purchased approximately 44% and 35% of inventory from one supplier for the years ended June 30, 2006 and 2005.

3.	Investment Securities

			Details as to investment securities are as follows:

                                   Gross Cost or             Unrealized
                                     Amortized	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________  ____________

At June 30, 2006:

       Available for sale:
        Equity securities           $    8,300   $   11,300   $   3,000
        Mutual funds                   621,400      606,900     (14,500)
        Callable bonds                 550,000      550,000        -
                                    __________   __________   __________
                                    $1,179,700   $1,168,200   $ (11,500)
                                    __________   __________   __________

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2006 AND 2005



3.	Investment Securities (Continued)


                                   Gross Cost or             Unrealized
                                     Amortized	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________  ___________

At June 30, 2005:

       Available for sale:
        Equity securities           $   8,300   $  10,000   $   1,700
        Mutual funds                  678,300     669,000      (9,300)
        Callable bonds                275,000     275,000        -
                                    _________   _________   __________
                                    $ 961,600   $ 954,000   $  (7,600)
                                    _________   _________   __________
       Held-to-maturity:
        State and municipal bonds,
          due in one year or less   $  57,700    $ 57,500     $  (200)
        Certificate of deposit         15,000      15,000        -
                                    _________    ________     ________
                                    $  72,700    $ 72,500     $  (200)
                                    _________    ________     ________


4.	Inventories



                                                 2006          2005
                                             __________     __________


Raw materials                                $  806,700     $  711,400
Work-in-process                                   5,200         10,600
Finished goods                                  118,400         78,400
                                             __________     __________

                                             $	930,300     $  800,400
                                             __________     __________




5.	Property and Equipment

                            Useful Lives
                               (Years)         2006             2005
                            ____________     _________       _________

Computer equipment	        3-5          $126,000        $123,000
Machinery and equipment	        3-7           365,400         340,100
Furniture and fixtures	        4-10           88,000          80,600
Leasehold improvements	        4-5            37,700          35,200
                                             ________       _________
                                              617,100         578,900
Less accumulated depreciation
  and amortization                            495,000         442,800
                                             ________       _________

                                             $122,100        $136,100
                                             ________       _________

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2006 AND 2005



6.	Bank Line of Credit

The Company has an available $200,000 secured bank line of credit which bears interest at prime collateralized by all the assets of the Company. The Company did not utilize this credit line during the years ended June 30, 2006 and 2005. To support the line of credit, the Company would be required to maintain 20% of the credit line in average monthly balances.


7.	Employee Benefit Plan

	The Company has a 401(k) profit sharing plan for all eligible employees as defined in the Plan. The Plan provides for voluntary employee salary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company shall match 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation. Employer matching contributions to the Plan amounted to $9,500 in 2006 and $9,600 in 2005. The Company also has the option to make an additional profit sharing contribution to the Plan. There was no profit sharing contribution in either year.


8.	Commitments and Contingencies

	Lease

	The Company is obligated through January 2010 under a noncancelable operating lease for its premises, which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance.

	The Company's approximate future minimum rental payments under the above lease are as follows:

		Fiscal Years
            ____________

               2007                   179,000
               2008                   186,100
               2009                   193,600
               2010                   115,800
                                     ________
                                     $674,500
                                     ________



	In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a level basis, will be approximately $182,800 under the terms of the lease. Rental expense amounted to approximately $199,500 in 2006 and $217,600 in 2005.
Accrued rent, payable in future years, amounted to $28,000 and $19,700 at June 30, 2006 and 2005.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2006 AND 2005


8.	Commitments and Contingencies (Continued)

	Employment Contracts

	Pursuant to an expired employment contract with its former President, the former President chose that a portion of compensation earned in prior years be deferred to future years. The deferred amounts were placed in a separate investment account and all earnings and losses thereon are for his benefit. As of June 30, 2006 and 2005, $21,400 and $38,800 was segregated into such an account and is included as an asset. The balance due to him is payable out of (but not secured by) the account, in five equal annual installments as adjusted by market fluctuations commencing after the termination of employment. For the years ended June 30, 2006 and 2005, $21,000 and $19,600, respectively were paid to the former President.

	The Company has employment contracts with its President and Executive Vice President expiring on December 31, 2006, providing for annual base salaries of $110,000 and $105,000, respectively.

	Other

	A financial advisor employed by the Company pursuant to an engagement letter that was not extended by the Company beyond its expiration date of March 31, 2002 asserted a claim against the Company in April 2002 in the amount of $125,000 for alleged services rendered to the Company that were alleged to be outside the scope of the letter. The Company denies engaging the financial advisor for any services outside the scope of the engagement letter or that any amounts are owing to the advisor. The Company's counsel has advised the Company that based on its review of the engagement letter and the Company's denial, it is unlikely that the financial advisor will prevail if it institutes a legal proceeding. Accordingly, no provision for loss has been recorded by the Company at June 30, 2006.

	During the year ended June 30, 2003, the Company entered into a consulting agreement through December 31, 2004 with an affiliate of a member of its Board of Directors for marketing consulting services.
The agreement provided that the consultant will be paid a monthly fee of $3,000 for a certain number of consulting days as defined in the agreement. On March 22, 2005, the agreement was amended to provide, among other things, for an extension through December 31, 2006 at the same monthly fee but with an increase from $450 to $500 per day and a reduction of the guaranteed minimum days of service from 80 to 72.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2006 AND 2005

9.	Income Taxes

	Income taxes for 2006 and 2005 were different from the amounts computed by applying the Federal income tax rate to the income before income taxes due to the following:

                                          2006                2005
                                 __________________  _________________

                                            %of                 % of
                                            Pre-tax             Pre-tax
                                   Amount   Income     Amount   Income
                                 _________  _______  _________  _______

Computed "expected" income tax   $ 159,500   34.0%   $ 143,800   34.0%
Research and development
  credits                          ( 6,000)  (1.3)     (13,000)  (3.1)
State income taxes, net of
 Federal effect                     11,600    2.5       10,700    2.5
Other, net                         (17,800)  (3.8)     (23,000)  (5.4)
                                  _________  _______  _________  _______

Actual income taxes                147,300   31.4%   $ 118,500   28.0%
                                  _________  _______  _________  _______

Deferred tax assets and liabilities consist of the following:

                                          2006    	    2005
                                        ________        _________

Deferred tax assets:
  Amortization of intangibles           $ 11,300        $  10,500
  Deferred compensation                    7,100           13,300
  Rent accrual                             9,600            6,800
  Tax credit carry forwards                 -              16,200
  Other                                   21,900           26,200
                                        ________        _________
                                          49,900           73,000

Deferred tax liability:
  Depreciation of property
    and equipment                        (27,600)         (27,000)
                                        ________        _________
Net deferred tax assets                 $ 22,300        $  46,000
                                        ________        _________

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2006 AND 2005



10.	Stock Options and Warrant

	Option activity is summarized as follows:


                                     Fiscal 2006        Fiscal 2005
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year  131,334  $  1.54  142,000   $  1.52
  Granted                            -         -       -          -
  Exercised                      (10,666)     1.27   (4,666)     1.27
  Forfeited                       (1,667)     1.20   (6,000)     1.31
                                 ________           _______
Outstanding, end of year         119,001      1.57  131,334      1.54
                                 ________  _______  _______   _______

Options exercisable at year-end  119,001   $  1.57  125,668   $  1.55
                                 ________  _______  _______   _______

Weighted average fair value per
  share of options granted
  durign fiscal 2006 and 2005              $   -              $   -
                                           _______            _______





                   As of June 30, 2006
            Options Outstanding and Exercisable
            ___________________________________
                        Weighted-
                        Average       Weighted-
Range                   Remaining     Average
Exercise    Number      Contractual   Exercise
Prices      Outstanding Life (Years)  Price
_________   ___________ ____________  _________
$1.20-$2.40  102,334	  3.45          $1.80
 $.82-$.84    29,000	  3.14            .84
             _______
             119,001
             _______

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2006 AND 2005


10.	Stock Options and Warrant (Continued)


                        As of June 30, 2005         As of June 30, 2005
                        Options Outstanding         Options Exercisable
            _________________________________     _____________________
                        Weighted-
                        Average       Weighted-               Weighted-
Range of                Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price      Outstanding  Price
_________   ___________ ____________  _________  ___________  _________
$1.20-$2.40  102,334	  4.23          $1.74      96,668      $1.77
 $.82-$.84    29,000	  4.14            .84      29,000        .84
             _______                              _______
             131,334                              125,668
             _______                              _______



	During the year ended June 30, 2006 a stock purchase warrant for 17,390 shares of the Company's common stock issued during 2001 for services was exercised at a price of $1.4375 per share. The exercise was cashless and resulted in the Company issuing 9,479 shares.


11.	Earnings Per Common Share

	Earnings per common share data was computed as follows:

                                          2006    	    2005
                                        ________        _________


Net income                             $ 321,700        $ 304,500
                                       _________        _________
Weighted average common shares
  outstanding                            991,809          978,008
Effect of dilutive securities,
  stock options and warrant               76,636           73,031
                                       _________        _________
Weighted average dilutive common
  shares outstanding                   1,068,445        1,051,039
                                       _________        _________

Basic earnings per common share        $  .32           $  .31
                                       _________        _________

Diluted earnings per common share      $  .30           $  .29
                                       _________        _________

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARY

                 YEARS ENDED JUNE 30, 2006 AND 2005


12.	Fair Value of Financial Instruments

	The financial statements include various estimated fair value information as of June 30, 2006 and 2005, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

	The carrying value of cash and cash equivalents and investment securities approximates fair market value because of the short maturity of those instruments.

	The following table provides summary information on the fair value of significant financial instruments included in the financial statements:

                                       2006                2005
                               ___________________  ___________________
                                         Estimated            Estimated
                               Carrying  Fair       Carrying  Fair
                               Amount    Value      Amount    Value
                               ________  _________  ________  _________
Assets:

 Cash and cash equivalents  $  227,700  $  227,700 $ 183,900  $  183,900

 Investment securities
  (Note 3)                  $1,168,200  $1,168,200 $1,026,700 $1,026,500




13.	Subsequent Events

	In August, 2006, the Company agreed in principle to acquire the outstanding capital stock of a privately held company ("Acquiree") engaged in the production and sale of catalyst research instruments. The consummation of the acquisition is subject to negotiation and execution of a stock purchase agreement. The agreement is to provide a purchase consideration of $400,000 in cash, 125,000 shares of the Company's Common Stock and contingent payments based on annual sales of the Acquiree during a four year period following the acquisition. Sales of the Acquiree were approximately $1,366,000 (unaudited) for the year ended December
31, 2005. No assurance can be given that the proposed acquisition will be effected or, that if effected, the acquired operation will be beneficial to the Company's operating results.