Form 10QSB
period 2006-09-30
SCIENTIFIC INDUSTRIES INC
filed 2006-11-14
CIK 87802

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                For quarterly period ended SEPTEMBER 30, 2006


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 27, 2006: 1,000,352 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]

                         PART I-FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                       ASSETS
                                                    September 30, 2006

   Current Assets:
     Cash and cash equivalents                          $  271,600
     Investment securities                               1,180,200
     Trade accounts receivable, less allowance for
       doubtful accounts of $10,600                        466,300
     Inventories                                           960,000
     Prepaid expenses and other current assets              38,700
     Deferred taxes                                         27,800
                                                        __________
        Total current assets                             2,944,600

   Property and equipment at cost, less accumulated
     depreciation of $504,900                              112,300

   Intangible assets, less accumulated amortization
      of $77,200                                            41,400

   Other                                                    38,600
                                                        __________
        Total assets                                    $3,136,900
                                                        ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                                   $   87,200
     Accrued expenses and taxes                            273,500
     Dividends payable                                      70,000
                                                        __________
                Total current liabilities                  430,700
                                                        __________
   Deferred taxes                                            5,500
                                                        __________
   Shareholders' equity:
     Common stock, $.05 par value; authorized 7,000,000 shares;
       1,020,154 issued and outstanding                     51,000
     Additional paid-in capital                          1,010,500
     Accumulated other comprehensive loss, unrealized
            holding loss on investment securities       (    5,300)
     Retained earnings                                   1,696,900
                                                        __________
                                                         2,753,100
     Less common stock held in treasury, at cost,
      19,802 shares                                         52,400
                                                        __________
        Total shareholders' equity                       2,700,700
                                                        __________
        Total liabilities and shareholders' equity      $3,136,900
                                                        ==========

      See notes to unaudited condensed consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                 For the Three Month Periods Ended
                               September 30, 2006    September 30, 2005


   Net sales                        $  802,900          $   890,000
   Cost of goods sold                  388,500              433,300
                                    __________          ___________
   Gross profit                        414,400              456,700
                                    __________          ___________

   Operating Expenses:
    General and administrative         164,500              174,000
    Selling                             70,300               63,500
    Research and development            79,300               91,800
                                    __________          ___________

                                       314,100              329,300
                                    __________          ___________
   Income from operations              100,300              127,400

   Interest and other income, net       14,300                7,500
                                    __________          ___________

   Income before income taxes          114,600              134,900

   Income taxes, all current            37,000               38,000
                                    __________          ___________

   Net income                       $   77,600          $    96,900
                                    ==========          ===========
   Basic earnings per common
    share                              $  .08              $  .10

   Diluted earnings per common
    share                              $  .07              $  .09

   Cash dividends declared per common
    share                              $  .07              $  .09



      See notes to unaudited condensed consolidated financial statements

                  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Three Month Periods Ended
                                      September 30, 2006  September 30, 2005
Operating activities:
  Net income                                  $ 77,600          $  96,900
                                              ________          _________
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Loss on sale of investments                 -                 2,500
      Depreciation and amortization             13,000             16,400
      Change in assets and liabilities:
        Accounts receivable                 (  152,400)        (  101,900)
           Inventories                      (   29,700)        (   52,300)
           Prepaid expenses and other
            current assets                      65,200              8,000
           Other assets                            100         (    1,100)
           Accounts payable                     19,100             11,100
           Accrued expenses and taxes           61,200              1,700
           Deferred compensation                  -                 1,100
                                            __________         __________
         Total adjustments                  (   23,500)        (  114,500)
                                            __________         __________
         Net cash provided by (used in)
           operating activities                 54,100         (   17,600)
                                            __________         __________
   Investing activities:
     Purchase of investment securities,
       available for sale                   (    6,000)        (  154,300)
     Redemptions of investment securities,
       available for sale                         -               123,900
     Redemptions of investment securities,
       held to maturity                           -                15,000
     Capital expenditures                         -            (    3,400)
     Purchase of intangible assets          (    4,200)        (   17,800)
                                            __________         __________
         Net cash used in investing
           activities                       (   10,200)        (   36,600)
                                            __________         __________

   Net (decrease) increase
     in cash and cash equivalents               43,900         (   54,200)

   Cash and cash equivalents,
     beginning of year                         227,700            183,900
                                            __________         __________

   Cash and cash equivalents, end of period $  271,600         $  129,700
                                            ==========         ==========

   Supplemental disclosures:
    Cash paid during the period for:
     Income Taxes                           $   36,000         $   58,300

      See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The results for the three months ended September 30, 2006, are not necessarily an indication of the results that may be expected for the full fiscal year ending June 30, 2007.


 1.  Significant accounting policies:

     Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and Scientific Packaging Industries, Inc., a New York corporation which is an inactive wholly- owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.


 2.  Line of Business and Concentrations:

     The Company is engaged in manufacturing and marketing of equipment for research in university, hospital and industrial laboratories. The Company believes that is has only one reportable segment. Approximately 73% and 67% of net sales for the three month periods ended September 30, 2006 and 2005, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

     The Company's export sales (principally Europe and Asia) were approximately $339,900 and $349,500 (42% and 39% of net sales) for the three month periods ended September 30, 2006 and 2005, respectively.

     Two of the Company's customers accounted in the aggregate for 34% of net sales for the three month period ended September 30, 2006. Three of the Company's customers accounted in the aggregate for 52% of net sales for the three month period ended September 30, 2005.

     During the fourth quarter of fiscal 2006, the Company's principal customer and distributor advised the Company that it would no longer market and buy the Company's products. Sales to this customer accounted for approximately 28% of net sales for the three months ended September 30, 2005. There were no sales to this customer in the three months ended September 30, 2006.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 3.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records. Components of inventory are as follows:

                                            September 30, 2006

     Raw Materials                         $    866,300
     Work in process                             32,400
     Finished Goods                              61,300
                                           ____________
                                           $    960,000
                                           ============
 4.  Earnings per common share:

     Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options and a warrant, which was exercised during the three months ended September 30, 2005.

     Earnings per common share was computed as follows:

                                 For the Three Month Periods Ended
                            September 30, 2006    September 30, 2005

 Net income                      $   77,600           $   96,900
                                 ==========           ==========
 Weighted average common
 shares outstanding               1,000,352              980,310

 Effect of dilutive
  securities                         58,968               80,515
                                 __________           __________
 Weighted average dilutive
  common shares outstanding       1,059,320            1,060,825
                                 ==========           ==========
 Basic earnings per common
  share                          $   .08              $   .10
                                 =======              =======
 Diluted earnings per common
  share                          $   .07              $   .09
                                 =======              =======

 All options outstanding for the three months ended September 30, 2006 and the options and warrant outstanding during the three months ended September 30, 2005 were included in the foregoing computations on a weighted average basis.

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 5.  Comprehensive Income:

     There was no significant difference between net income and comprehensive income for the three month periods ended
     September 30, 2006 and 2005.

 6.  Stock-Based Compensation Plans

     The Company maintains an Incentive Stock Option Plan which through the fiscal year ended June 30, 2006 it accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under this method, no stock-based compensation costs were reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation in the prior period:

                           For the Three Month Period Ended
                                      September 30, 2005

 Net income:
     As reported                          $  96,900
     Pro Forma                               96,400

 Earnings per common and
  common equivalent share:
     Basic - as reported                   $    .10
     Basic - pro forma                     $    .10
     Diluted - as reported                 $    .09
     Diluted - pro forma                   $    .09

 Any stock-based compensation transaction subsequent to June 30, 2006 is to be accounted for using Statement of Financial Accounting Standards No. 123(R)). This statement, issued on December 16, 2004, by the Financial Accounting Standards Board, requires compensation costs related to stock-based payment transactions to be recognized commencing with our fiscal year ending June 30, 2007. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation cost are recognized over the period that an employee provides service in exchange for the award. Statement 123(R)) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, accounting for Stock Issued to Employees. The Company did not incur any stock-based compensation costs for the three months ended September 30, 2006.

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

 Liquidity and Capital Resources

 Net cash provided by operating activities increased by $71,700 to $54,100 for the three month period of the current fiscal year as compared to ($17,600) used in operating activities in the comparative period of the prior fiscal year. The principal factors accounting for the difference were lower prepaid expenses and other assets and higher accrued expenses and taxes at September 30, 2006 compared to year end, partially offset by higher accounts receivable. Cash used in investing activities was ($10,200) for the three months ended September 30, 2006 as compared to ($36,600) used in the three months ended September 30, 2005 reflecting lower net purchases of investment securities and lower capital expenditures during the current year three month period. As a result of the foregoing, cash and cash equivalents increased by $43,900 to $271,600 as of September 30, 2006 from a balance of $227,700 as of June 30, 2006 as compared to a balance of $129,700 as of September 30, 2005, reflecting a $54,200 decrease from $183,900 as of June 30, 2005.

 On September 29, 2006, the Board of Directors of the Company declared a cash dividend of $.07 per share of Common Stock payable on January 12, 2007 to holders of record as of the close of business on October 30, 2006.

 The Company's working capital of $2,513,900 as of September 30, 2006 was similar to the working capital of $2,489,100 at June 30, 2006. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of September 30, 2006. The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.

            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 If a proposed acquisition, the subject of an outstanding agreement in principle, is consummated, the acquisition consideration will be 125,000 shares of the Company's Common Stock and payment by the Company in cash of $400,000 plus four future annual contingent payments based on net sales of the acquired entity.

 Financial Overview

 The income before income taxes for the quarter September 30, 2006,(the "September 30, 2006 Quarter") was $114,600, a 15%
 decrease from $134,900 for the three months ended September 30, 2005 (the "September 30, 2005 Quarter") principally the result of a $87,100 reduction in net sales ($802,900 compared to $890,000).

 During the fourth quarter of fiscal 2006, the Company was informed by its then principal customer and distributor for more than 30 years of its decision to discontinue marketing the Company's products, which the Company believes was the result of a change in its marketing and selling focus to its private label products. As a result, there were no sales to this customer during the September 30, 2006 Quarter as compared to approximately $253,000 of sales to this customer during the September 30, 2005 Quarter. To diminish the impact, the Company has pursued other selling outlets including appointing new distributors, increasing sales to distributors through cooperative promotional efforts and other agreements, increased advertising activity, and expanded direct selling efforts.

 Results of Operations

 The Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

 The Company's net sales for the three months ended September 30, 2006 (the " September 30, 2006 Quarter") decreased $87,100 (9.8%) to $802,900 from $890,000 for the three months ended September 30, 2005 (the "September 30, 2005 Quarter"), principally the result of a $253,000 decrease in sales to our previous major customer, partially offset by increased sales to other distributors and higher direct sales. The gross profit percentage for the September 30, 2006 Quarter was 51.6% compared to 51.3% for the September 30, 2005 Quarter, mainly the result of higher direct sales and lower dealer discounts.

 General and administrative expenses for the September 30, 2006
 Quarter were $164,500, a decrease of $9,500 (5.5%) from $174,000 for the September 30, 2005 Quarter due to lower legal expenses.

 Selling expenses of $70,300 for the September 30, 2006 Quarter were $6,800 (10.7%) higher than $63,500 for the September 30, 2005 Quarter primarily due to higher advertising expenses.

 Lower contract engineering costs was the principal reason for the $12,500 (13.6%) decrease in research and development expenses for the September 30, 2006 Quarter to $79,300 from $91,800 for the
 September 30, 2005 Quarter.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARY

 Interest and other income increased $6,800 to $14,300 for the September 30, 2006 Quarter compared with $7,500 for the September 30, 2005 Quarter mainly due to higher interest rates and balances of investment securities.

 As a result of the foregoing, income before income taxes was $114,600 for the September 30, 2006 Quarter, reflecting a $20,300 (15.0%) decrease from $134,900 for the September 30, 2005 Quarter.

 Income taxes amounted to $37,000 (32.3% effective rate) for the September 30, 2006 Quarter as compared to $38,000 (28.2% effective rate) for the comparable period last year. The higher tax rate was principally due to no research and development credits available during the September 30, 2006 Quarter. Net income, accordingly, for the September 30, 2006 Quarter was $77,600, a 19.9% decrease from $96,900 for the September 30, 2005 Quarter.

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

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Number:              Description

         31.1     Certification of Chief Executive Officer and
                  Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer and
                  Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

                  Registrant filed a report on Form 8-K on August
                  7, 2006 reporting under Item 8.01, Other Events.

                              SIGNATURE


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.






                               Scientific Industries, Inc.
                               ___________________________
                               Registrant



 Date November 14, 2006
                               /s/Helena R. Santos
                               ___________________
                               Helena R. Santos
                               President, Chief Executive Officer
                               and Treasurer
                               Chief Financial and Principal
                               Accounting Officer