Form 10QSB
period 2006-12-31
SCIENTIFIC INDUSTRIES INC
filed 2007-02-20
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
            For quarterly period ended      DECEMBER 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 9, 2007: 1,129,352 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]

                        PART I--FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                     December 31, 2006
                                                     _________________
 Current Assets:
   Cash and cash equivalents                                $  292,700
   Investment securities                                       910,300
   Trade accounts receivable, less allowance for
     doubtful accounts of $11,600                              715,600
   Inventories                                               1,157,800
   Prepaid expenses and other current assets                    71,200
   Deferred taxes                                               28,100
                                                            __________
      Total current assets                                   3,175,700

 Property and equipment at cost, less accumulated
   depreciation of $516,600                                    238,800

 Intangible assets, less accumulated amortization
    of $76,400                                                 667,700

 Other                                                          45,700
                                                            __________
      Total assets                                          $4,127,900
                                                            ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                         $  261,600
   Customer advances                                           181,800
   Accrued expenses and taxes                                  378,700
   Dividends payable                                            70,000
                                                            __________
              Total current liabilities                        892,100
                                                            __________
 Deferred taxes                                                  7,300
                                                            __________
 Negative goodwill                                              72,700
                                                            __________
 Shareholders' equity:
   Common stock, $.05 par value; authorized 7,000,000 shares;
     1,145,154 issued and outstanding                           57,200
   Additional paid-in capital                                1,390,500
   Accumulated other comprehensive loss, unrealized
        holding loss on investment securities               (    5,500)
   Retained earnings                                         1,766,000
                                                            __________
                                                             3,208,200
   Less common stock held in treasury, at cost,
    19,802 shares                                               52,400
                                                            __________
                                                             3,155,800
                                                            __________
                                                            $4,127,900
                                                            ==========

 See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                          For the Three Month   For the Six Month
                          Periods Ended         Periods Ended
                          December 31,          December 31,
                          ____________________  ______________________
                            2006        2005       2006        2005
                          ____________________  ______________________
 Net sales                $1,263,300  $928,100  $2,066,200  $1,818,100
 Cost of goods sold          802,300   463,400   1,190,800     896,700
                          __________  ________  __________  __________
 Gross profit                461,000   464,700     875,400     921,400
                          __________  ________  __________  __________
 Operating Expenses:
  General & administrative   207,600   212,700     372,200     386,700
  Selling                     78,600    66,900     148,800     130,400
  Research & development      89,000    78,400     168,400     170,200
                          __________  ________  __________  __________
                             375,200   358,000     689,400     687,300
                          __________  ________  __________  __________
 Income from operations       85,800   106,700     186,000     234,100

 Interest & other
  income, net                 17,400    10,900      31,800      18,400
                          __________  ________  __________  __________
 Income before income taxes  103,200   117,600     217,800     252,500
                          __________  ________  __________  __________
 Income tax expense:
   Current                    32,600    18,900      69,600      56,900
   Deferred                    1,500     9,000       1,500       9,000
                          __________  ________  __________  __________
                              34,100    27,900      71,100      65,900
                          __________  ________  __________  __________
 Net income               $   69,100  $ 89,700  $  146,700  $  186,600
                          ==========  ========  ==========  ==========

 Basic earnings per common
  share                      $  .07    $  .09      $ .14        $ .19

 Diluted earnings per common
  share                      $  .06    $  .08      $ .14        $ .18

 Cash dividends declared
  per common share           $   -     $   -       $ .07        $ .09




  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the Six Month Periods Ended
                                  December 31, 2006  December 31, 2005
                                  _________________  _________________
 Operating activities:
   Net income                             $ 146,700    $  186,600
                                          _________    __________
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Gain (loss) on sale of investments  (    200)        2,500
       Depreciation and amortization         33,500        47,000
       Deferred income taxes                  1,500         9,000
       Income tax benefit of stock options
       exercised                               -              900
       Changes in assets and liabilities:
          Accounts receivable              (284,300)     ( 41,800)
          Inventories                       221,500      (  2,600)
          Prepaid expenses and other
           current assets                    40,300         8,900
          Other assets                       18,100      (  1,600)
          Accounts payable                 ( 45,400)       18,400
          Customer advances                ( 70,000)         -
          Accrued expenses and taxes         95,200      ( 46,100)
          Deferred compensation                -            1,600
                                          __________    __________
        Total adjustments                    10,200      (  3,800)
                                          __________    __________
        Net cash provided by
         operating activities               156,900       182,800
                                          __________    __________
 Investing activities:
   Net cash used in acquisition of
     Altamira Instruments, Inc.            (346,500)         -
   Purchase of investment securities,
     available-for-sale                    ( 11,600)     (334,300)
   Redemptions of investment securities,
     available-for-sale                     275,700       123,900
        Redemptions of investment securities,
     held to maturity                          -           40,000
   Capital expenditures                        -        (  22,400)
   Purchase of intangible assets           (  9,500)    (   4,600)
                                          __________    __________
              Net cash used in
               investing activities        ( 91,900)    ( 197,400)
                                          __________    __________
 Financing activities,
  exercise of stock options                    -            2,000
                                          __________    __________
 Net increase (decrease) in cash
  and cash equivalents                       65,000    (   12,600)

 Cash and cash equivalents,
  beginning of year                         227,700       183,900
                                          _________     __________
 Cash and cash equivalents, end of period $ 292,700     $ 171,300
                                          =========     ==========
 Supplemental disclosures:
 Cash paid during the period for:
   Income Taxes                           $  84,500     $  99,000

See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2006. The results for the three and six months ended December 31, 2006, are not necessarily an indication of the results of the full fiscal year ending June 30, 2007.


 1.  Significant accounting policies:

     Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries:
     Scientific Packaging Industries, Inc., a New York corporation and an inactive wholly owned subsidiary of the Company, and since November 30, 2006, Altamira Instruments, Inc. ("Altamira"), a Delaware corporation and wholly owned subsidiary of the Company from the date of acquisition (November 30, 2006). All intercompany items and transactions have been eliminated in consolidation.

 2.   Acquisition of Altamira Instruments, Inc.

     On November 30, 2006, the Company acquired the outstanding capital stock of Altamira, a privately held Delaware corporation engaged from its facility in Pittsburgh, Pennsylvania, in the production and sale of a variety of custom catalyst research instruments. The acquisition was pursuant to a Stock Purchase Agreement dated as of November 30, 2006 (the "Agreement") whereby the Company paid the previous holders of capital stock of Altamira $400,000 in cash, issued 125,000 shares of Common Stock and agreed to make additional cash payments equal to 5%, subject to possible adjustment, of the net sales of Altamira for each of five periods - the first period is December 1, 2006 through June 30, 2007, the next three are to be each of the years ending June 30, 2008, June 30, 2009 and June 30, 2010 and the fifth period is to be July 1, 2010 through November 30, 2010.

     Altamira's principal customers are universities, government laboratories, and chemical and petrochemical companies. The instruments which are customizable to the customers' specifications, are sold on a direct basis.

     In conjunction with the acquisition of Altamira, management of the Company, with the assistance of an independent valuation firm, valued the tangible and intangible assets acquired. Assets identified through this valuation process included goodwill, customer relationships, non-compete agreements, and certain technology, trade names and trade marks. The carrying amounts of goodwill and other intangible assets are presented in "Note 8. Goodwill and Other Intangible Assets" which represent the preliminary valuations performed in conjunction with the acquisition. In addition, other fair market value adjustments were made in conjunction with the acquisition, which primarily include adjustments to property and equipment, and inventory. The Company anticipates that an election will be made to treat the acquisition of Altamira stock as a purchase of assets for tax purposes. If the election is not made, a deferred tax liability of approximately $325,000 would have to be recorded along with a corresponding increase to goodwill.

     The acquisition was recorded under the purchase method of accounting. The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the acquisition of Altamira. The preliminary allocation of the net purchase price is as follows:

     Current Assets                    $ 734,000
     Property and Equipment              140,300
     Non-current Assets                   25,100
     Negative Goodwill                 (  91,500)
     Other Intangible Assets             639,000 *
     Current Liabilities               ( 561,900)
                                       __________
     Preliminary Net Purchase Price    $ 885,000
                                       ==========

     * Of the $639,000 of acquired other intangible assets, $237,000 was assigned to customer relationships with a weighted-average estimated useful life of 10 years, $300,000 was assigned to technology including trade names and trade marks with a useful life of 5 years, and $102,000 was assigned to a non-compete agreement with a useful life of 5 years. The amounts assigned to the customer relationships are being amortized on an accelerated (declining balance) method and the other intangibles are being amortized on a straight line basis.


     Pro forma results

     The unaudited pro forma condensed financial information in the table below summarizes the combined results of operations of Scientific Industries, Inc. ("Scientific") and Altamira, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented, giving effect to the Company's acquisition of Altamira on November 30, 2006. The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the dates presented:

                          For the Three Month     For the Six Month
                          Periods Ended           Periods Ended
                          December 31,            December 31,
                          _______________________ _____________________
                             2006       2005         2006       2005
                          __________  __________  __________ __________
 Net Sales                $1,808,700  $1,319,000  $3,091,500 $2,415,800

 Net income               $  219,200  $   65,500  $  205,700 $   63,000

 Net income per share
   - basic                    $ .19       $ .06      $ .18      $ .06

 Net income per share
   - diluted                  $ .18       $ .05      $ .17      $ .05

 3.  Line of Business and Concentrations:

 As a result of the acquisition of Altamira, the Company now views its operations as principally two segments: the manufacturing and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors ("laboratory equipment operations"), and the manufacturing and marketing of custom-made catalyst research instruments for research in universities, government laboratories, and chemical and pretrochemical companies sold on a direct basis ("catalyst research instruments operations"). Substantially all of the management and employees of Altamira were retained subsequent to the acquisition.

 Segment information is reported as follows:

                          For the Three Month     For the Six Month
                          Periods Ended           Periods Ended
                          December 31,            December 31,
                          _______________________ _____________________
                             2006       2005         2006       2005

 Net Sales:

   Laboratory equipment(1) $ 887,000  $ 928,100   $1,689,900 $1,818,100

   Catalyst research
    instruments              376,300       -         376,300      -

 Net Income:

   Laboratory equipment     $ 108,800   $  89,700   $  186,400  $ 186,600

   Catalyst research
    instruments            (  39,700)      -       (  39,700)     -

 Segment Assets:           December 31, 2006
                           _________________

   Laboratory equipment         $3,667,700


   Catalyst research
     instruments                   460,200

     (1) Approximately 70% and 75% of net sales for the laboratory equipment operations for the three month periods ended December 31, 2006 and 2005, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories, and approximately 71% for the laboratory equipment operations for each of the six month periods ended December 31, 2006 and 2005. In addition, three of the customers for the laboratory equipment operations accounted in the aggregate for 28% and 46% of total net sales of laboratory equipment operations for the three month periods ended December 31, 2006 and 2005, respectively, and 31% and 49% of total net sales for the six month periods ended December 31, 2006 and 2005, respectively.

     The Company's consolidated export sales (principally Europe and Asia) were approximately $599,900 and $434,000 for the three month periods ended December 31, 2006 and 2005, respectively, and $939,800 and $783,000 for the six month periods ended December 31, 2006 and 2005, respectively.

      4.      Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                            December 31,
                                                2006
                                            ___________

     Raw Materials                          $   758,200
     Work in process                            315,400
     Finished Goods                              84,200
                                            ___________
                                            $ 1,157,800
                                            ===========

 5.  Earnings per common share:

     Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options and a warrant which was exercised at the end of September, 2005.

     Earnings per common share was computed as follows:

                            For the Three Month    For the Six Month
                            Periods Ended          Periods Ended
                            December 31,           December 31,
                            ___________________    __________________
                              2006       2005       2006       2005

 Net income                  $ 69,100  $ 89,700   $ 146,700  $186,600
                             ========  ========   =========  ========
 Weighted average common
  shares outstanding        1,043,830    991,098  1,022,091   985,704
 Effect of dilutive
  securities                   66,899     76,072     62,933    78,294
                            _________  _________  _________  ________
 Weighted average dilutive
 common shares outstanding  1,110,729  1,067,170  1,085,024 1,063,998
                            =========  =========  ========= =========
 Basic earnings per
 common share                $ .07      $ .09      $ .14     $  .19

 Diluted earnings per
 common share                $ .06      $ .08      $ .14     $  .18

 6.  Comprehensive Income:

     There was no significant difference between net income and comprehensive income for the three and six month periods ended December 31, 2006 and 2005.


 7.   Stock-Based Compensation Plans:

     The Company maintains an Incentive Stock Option Plan which through the fiscal year ended June 30, 2006 the grants were accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under this method, no stock-based compensation costs were reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123(R), "Accounting for Stock-Based Compensation," to stock-based employee compensation in the prior period:

                            For the Three Month    For the Six Month
                            Periods Ended          Periods Ended
                            December 31,           December 31,
                            ___________________    _________________
                                    2005                 2005
                            ___________________    _________________
 Net income:
       As reported                 $ 89,700             $186,600
       Pro Forma                     89,300              185,700

 Earnings per common and
  common equivalent share:
       Basic - as reported            $ .09               $ .19
       Basic - pro forma              $ .09               $ .19
       Diluted - as reported          $ .08               $ .18
       Diluted - pro forma            $ .08               $ .17


     Any stock-based compensation transaction subsequent to June 30, 2006 is to be accounted for using Statement of Financial Accounting Standards No. 123(R). This statement, issued on December 16, 2004, by the Financial Accounting Standards Board, requires compensation costs related to stock-based payment transactions to be recognized commencing with the first reporting period in our fiscal year ending June 30, 2007. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, accounting for Stock Issued to Employees. The Company did not incur any stock-based compensation costs for the three and six months ended December 30, 2006.

 8.   Goodwill and Other Intangible Assets

     In conjunction with the acquisition of Altamira, management of the Company, with the assistance of an independent valuation firm, valued the tangible and intangible assets acquired. Assets identified through this valuation process included customer relationships, technology which encompasses trade names, trade marks, and licenses, and non-compete agreements. The valuation resulted in negative goodwill of approximately $91,500. However, the acquisition's stock purchase agreement provides for contingent future payments based on net sales subject to certain limits, which are expected to be earned and paid and the negative goodwill is eventually expected to be fully eliminated. Management estimates that the acquisition of Altamira will ultimately result in goodwill of approximately $300,000 to $400,000. As of December 31, 2006 the negative goodwill, which has been classified as a deferred credit, was reduced to $72,700 as a result of additional contingent consideration earned.

     In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets,", goodwill and other intangible assets are tested for impairment on an annual basis, or earlier if indicators of impairment exist. As of December 31, 2006, the Company determined that there were no current indicators of impairment. In assessing the recoverability of goodwill and purchased intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which we may be required to record impairment charges for these assets.

     The Company's amortizable other intangible assets are amortized using straight line and accelerated amortization methods based on expected benefits derived from each intangible asset.

     The components of purchased intangible assets as of December
     31, 2006 were as follows:

                                      Gross       Accum-      Net
                            Useful    Carrying    ulated      Carrying
                            Lives     Amount      Amortizaton Amount
                            ______    ________    ___________ ________

 Technology                 5 yrs.    $300,000    $ 5,000     $295,000

 Customer relationships     10 yrs.    237,000      5,300      231,700

 Non-Compete agreement      5 yrs.     102,000      1,700      100,300

 Other Intangible Assets    5 yrs.     105,100     64,400       40,700
                                      ________    _______     ________

                                      $744,100    $76,400     $667,700
                                      ========    =======     ========

     Total amortization expense related to intangible assets was $17,200 and $20,200 for the three and six months ended December 31, 2006 and $1,600 and $3,100 for the three and six months ended December 31, 2005. As of December 31, 2006, estimated future amortization expense related to intangible assets is $78,400 for the remainder of fiscal 2007, $146,800 for fiscal 2008, $132,000 for fiscal 2009, $122,300 for fiscal 2010,
     $100,800 for fiscal 2011, $55,200 for fiscal 2012 and $32,200 thereafter.

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, impact of competition, the ability to reach final agreements, the ability to produce and finance catalyst research instruments to customers' satisfaction, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

 We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

 Liquidity and Capital Resources

 Cash and cash equivalents increased by $65,000 to $292,700 as of December 31, 2006 from $227,700 as of June 30, 2006.

 Net cash provided by operating activities was $156,900 for the six month period of the current fiscal year as compared to $182,800 in the comparative period for 2005, mainly the result of higher balances of accounts receivable, partially offset by higher inventories and accrued expenses. Cash used in investing activities was $91,900 for the current period as compared to $197,400 for the six months ended December 31, 2005. The Company used net cash of $346,500 in connection with the acquisition of Altamira, for which redemptions of investment securities amounting to $275,700 were effected, with the remaining cash utilized from operations.

 On September 29, 2006, the Board of Directors of the Company declared a cash dividend of $.07 per share of Common Stock payable on January 12, 2007 to holders of record as of the close of business on October 30, 2006.

 The Company's working capital of $2,283,600 as of December 31, 2006 decreased $205,500 from the working capital of $2,489,100 at June 30, 2006, mostly due to the acquisition of Altamira. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of December 31, 2006. The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.

 Results of Operations

 Financial Overview

 As previously reported, during the quarter ended December 31, 2006, the Company acquired 100% of the outstanding capital stock of Altamira, and as a result, the results of Altamira from the date of acquisition (November 30, 2006) are reflected in the consolidated results of the Company. In addition, the consolidated results reflect certain adjustments related to the recording of the acquisition, including adjustments of inventory and fixed assets to fair market values, purchased intangible assets, and related depreciation and amortization.


 The Three Months Ended December 31, 2006 Compared with the Three
 Months Ended December 31, 2005.

 The Company's net sales for the three months ended December 31, 2006 increased by $335,200 (36.1%) to $1,263,300 compared with
 $928,100 for the three months ended December 31, 2005 as a result of the revenues from the Altamira operation for December 2006, partially offset by a $41,100 (4.4%) decrease in the net sales of the laboratory equipment operations due to the discontinuance of purchases by our previous major laboratory equipment distributor, partially offset by increased sales to other distributors and higher direct sales. Altamira's revenues, unlike the laboratory equipment revenues, are subject to great volatility from month to month because revenues for the catalyst instrument operations are mostly comprised of large orders, which typically average over $100,000 each.

 The gross profit percentage for the three months ended December 31, 2006 decreased to 36.5% compared to 50.1% for the three months ended December 31, 2005. At the date of Altamira's acquisition, the work-in-progress was adjusted upwards to fair value so that the adjusted value would allow for the Company's profit allowance upon completing the manufacture of orders in process. All significant selling efforts were performed by Altamira prior to acquisition. The Company recognizes revenue upon shipment of goods, passage of title and customer acceptance. While revenue has been reported by the Company for Altamira's sales post acquisition, a significant portion of the gross profit has been attributed to the period prior to acquisition. Accordingly, the gross profit for the period was lower than normal by $106,500. Moreover, gross profit for the quarter ended March 31, 2007 is expected to be reduced by $65,000 for the reasons described above. In addition, Altamira's normal gross profit percentage can vary significantly depending on the type of job, while the gross profit percentage for the laboratory equipment operations for the three months ended December 31, 2006 and December 31, 2005 was 50.9% and 50.1%, respectively.

 General and administrative expenses for the three months ended December 31, 2006 were $207,600, a decrease of $5,100 (2.4%) from
 $212,700 for the three months ended December 31, 2005, primarily due to higher costs incurred by the Company during 2005 in pursuit of business opportunities. The current year's three month period includes approximately $17,200 of expenses of Altamira subsequent to the acquisition date.

 Selling expenses for the three months ended December 31, 2006 totaled $78,600, an increase of $11,700 (17.5%) from $66,900 for the three months ended December 31, 2005 mainly due to selling expenses of $24,300 of the acquired operation for December 2006, partially offset by lower expenses of our laboratory equipment operation.

 Research and development expenses for the three months ended
 December 31, 2006 increased by $10,600 (13.5%) to $89,000 as compared to $78,400 for the three months ended December 31, 2005 as a result of the expenses incurred in developing our licensed disposable sensor products.

 Interest and other income increased $6,500 (59.6%) to $17,400 for the three months ended December 31, 2006 compared with $10,900 for the three months ended December 31, 2005 mainly due to higher interest rates and balances of investment securities for the majority of the current year's period.

 As a result of the above, the Company's income before income taxes was $103,200 for the three months ended December 31, 2006, a decrease of $14,400 (12.2%) as compared to $117,600 for the three months ended December 31, 2005.

 Income taxes were $34,100 for the three months ended December 31, 2006 compared to $27,900 for the comparable period last year, mainly because the anticipated rate in the 2005 period was based on slightly lower rate for the year.

 As a result of the above, the Company's net income was $69,100 for the three months ended December 31, 2006, a decrease of $20,600
 (23.0%) as compared to $89,700 for the three months ended
 December 31, 2005.


 The Six Months Ended December 31, 2006 Compared with the Six Months Ended December 31, 2005.

 The Company's net sales for the six months ended December 31, 2006 increased by $248,100 (13.7%) to $2,066,200 compared with $1,818,100 for the six months ended December 31, 2005 as a result of the revenues of $376,300 of the acquired catalyst research instrument operations for December 2006, partially offset by a $128,200 (7.1%) decrease in net sales of our laboratory equipment operations, the result of the discontinuance of purchases by our previous major customer. The loss of such sales was partially offset by increased sales to other distributors and higher direct sales. The acquired operation's revenues are subject to great volatility from month to month because its revenues are mostly comprised of a few orders, which typically average over $100,000 each.

 The gross profit percentage for the six months ended December 31, 2006 decreased to 42.4% compared to 50.7% for the six months ended December 31, 2005. At the date of Altamira's acquisition, the work-in-progress was adjusted upwards to fair value so that the adjusted value would allow for the Company's profit allowance upon completing the manufacture of orders in process. All significant selling efforts were performed by Altamira prior to acquisition. The Company recognizes revenue upon shipment of goods, passage of title and customer acceptance. While revenue has been reported by the Company for Altamira's sales post acquisition, a significant portion of the earnings thereon have been attributed to the period prior to acquisition. Accordingly, the gross profit for the period was lower than normal by $106,500. Moreover, gross profit for the quarter ended

 March 31, 2007 is expected to be reduced by $65,000 for the reasons described above. The normal gross profit percentage for the Altamira operation can vary significantly depending on the type of job. The gross profit percentage for the six months ended December 31, 2006 for the laboratory equipment operations was 51.2%, a slight increase from 50.7% for the comparable period last year, mostly as a result of lower factory overhead.

 General and administrative expenses for the six months ended December 31, 2006 were $372,200, a decrease of $14,500 (3.7%) from
 $386,700 for the six months ended December 31, 2005, primarily due to the higher costs incurred by the Company in pursuit of business opportunities in the prior year's comparable period. The current year's three month period includes approximately $17,200 of expenses of Altamira subsequent to the acquisition date.

 Selling expenses for the six months ended December 31, 2006 totaled $148,800, an increase of $18,400 (14.1%) from $130,400 for the six months ended December 31, 2005 mainly due to selling expenses of $24,300 for December 2006 incurred by the acquired operation, partially offset by a reduction of selling expenses of the laboratory equipment operations.

 There was no material change in research and development expenses- $168,400 for the six months ended December 31, 2006 compared with $170,200 for the prior year's six month period.

 Interest and other income increased $13,400 (72.8%) to $31,800 for the six months ended December 31, 2006 compared with $18,400 for the six months ended December 31, 2005 mainly due to higher interest rates and balances of investment securities for most of the 2006 period.

 As a result of the above, the Company's income before income taxes was $217,800 for the six months ended December 31, 2006, a decrease of $34,700 (13.7%) as compared to $252,500 for the six months ended December 31, 2005.

 Income taxes were $71,100 for the six months ended December 31, 2006 compared to $65,900 for the comparable period last year, mainly because the anticipated rate in the 2005 period was based on a slightly lower rate for fiscal 2006.

 As a result of the above, the Company's net income was $146,700 for the six months ended December 31, 2006, a decrease of $39,900 (21.4%) as compared to $186,600 for the six months ended December 31, 2005.

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


 PART II   OTHER INFORMATION


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the Company's 2006 Annual Meeting of Stockholders held on December 4, 2006, stockholders (i) re-elected as Class C Directors to serve until the Annual Meeting of Stockholders with respect to the fiscal year ending June 30, 2009 and the due election and qualification of their successors, namely Mr. Arthur M. Borden by 610,031 shares "For" and 144,148 shares "Withheld" and Mr. James S. Segasture by 614,533 shares "For", and 139,646 shares "Withheld"; and (ii) ratified the appointment of Nussbaum Yates & Wolpow P.C. as the independent auditors with respect to the financial statements of the Company for the year ending June 30, 2007 by a vote of 754,048 shares "For", 0 shares "Against", and 131 shares abstaining.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Number:    Description

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive
                  Officer and Chief Financial
                  Officer pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:
                  Registrant filed during the three months ended December 31, 2006 the following reports on Form 8-K:

                  Filed on December 29, 2006 reporting
                  under Item 1,01.

                  Filed on December 5, 2006 reporting
                  under Items 2.01, 3.02, 5.01, and 9.01.

                  Filed on December 4, 2006 reporting
                  under Item 7.01.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES



                              SIGNATURE



 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               Scientific Industries, Inc.
                               Registrant



                               /S/Helena R. Santos
                               __________________________________
                               Helena R. Santos
                               President, Chief Executive Officer
                               and Treasurer
                               Principal Executive, Financial and
                               Accounting Officer

 Date: February 20, 2007