Form 10QSB
period 2007-03-31
SCIENTIFIC INDUSTRIES INC
filed 2007-05-15
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
            For quarterly period ended MARCH 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 4, 2007: 1,129,352 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):

     Yes [   ]        No [ x ]

                        PART I--FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                       March 31, 2007
                                                       ______________
 Current Assets:
   Cash and cash equivalents                               $  404,400
   Investment securities                                      766,700
   Trade accounts receivable, less allowance for
     doubtful accounts of $11,600                             658,200
   Inventories                                              1,071,900
   Prepaid expenses and other current assets                   65,400
   Deferred taxes                                              24,700
                                                       ______________
      Total current assets                                  2,991,300

 Property and equipment at cost, less accumulated
   depreciation of $532,400                                   258,400

 Intangible assets, less accumulated amortization
    of $115,800                                               631,500

 Other                                                         45,700
                                                       ______________
      Total assets                                         $3,926,900
                                                       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                        $  168,800
   Customer advances                                          120,000
   Accrued expenses and taxes                                 374,900
                                                        _____________
              Total current liabilities                       663,700

 Deferred taxes                                                 3,000
                                                        _____________
 Negative goodwill                                             50,000
                                                        _____________
 Shareholders' equity:
   Common stock, $.05 par value; authorized 7,000,000 shares;
     1,149,154 issued and outstanding                          57,500
   Additional paid-in capital                               1,402,300
   Accumulated other comprehensive loss, unrealized
        holding loss on investment securities              (    5,000)
   Retained earnings                                        1,807,800
                                                        _____________
                                                            3,262,600
   Less common stock held in treasury, at cost,
    19,802 shares                                              52,400
                                                        _____________
                                                            3,210,200
                                                        _____________
                                                           $3,926,900
                                                        =============

 See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                          For the Three Month     For the Nine Month
                          Periods Ended           Periods Ended
                          March 31,               March 31,
                          2007        2006        2007        2006
                          __________  __________  __________  __________

 Net sales                $1,341,000  $  919,400  $3,407,200  $2,737,500
 Cost of goods sold          826,600     472,100   2,017,400   1,368,800
                          __________  __________  __________  __________

 Gross profit                514,400     447,300   1,389,800   1,368,700
                          __________  __________  __________  __________
 Operating Expenses:
  General & administrative   279,500     176,700     651,700     563,400
  Selling                    114,100      54,600     262,900     185,000
  Research & development      66,000      72,900     234,400     243,100
                          __________  __________  __________  __________
                             459,600     304,200   1,149,000     991,500
                          __________  __________  __________  __________
 Income from operations       54,800     143,100     240,800     377,200

 Interest & other
  income, net                 10,000      12,600      41,800      31,000
                          __________  __________  __________  __________

 Income before income taxes   64,800     155,700     282,600     408,200
                          __________  __________  __________  __________
 Income tax expense (benefit):
   Current                    25,400      41,500      95,000      98,400
   Deferred               (    2,400)     12,000 (       900)     21,000
                          __________  __________  __________  __________
                              23,000      53,500      94,100     119,400
                          __________  __________  __________  __________
 Net income               $   41,800  $  102,200  $  188,500  $  288,800
                          ==========  ==========  ==========  ==========

 Basic earnings per common
  share                      $  .04    $  .10       $ .18       $  .29

 Diluted earnings per common
  share                      $  .03    $  .10       $ .17       $  .27

 Cash dividends declared
  per common share           $   -     $   -        $ .07       $  .09



  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Nine Month Periods Ended
                                     March 31, 2007     March 31, 2006
                                     ________________   ______________
 Operating activities:
   Net income                               $ 188,500      $  288,800
                                            _________      __________
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
       Gain (loss) on sale of investments    (    200)          2,500
       Depreciation and amortization          146,600          61,800
       Deferred income taxes                 (    900)         21,000
       Income tax benefit of stock options
       exercised                              -                 4,400
       Changes in assets and liabilities:
          Accounts receivable                 (227,000)      (  8,900)
          Inventories                          242,700       ( 98,000)
          Prepaid expenses and other
           current assets                       46,100       ( 40,400)
          Other assets                          18,100         19,400
          Accounts payable                    (148,100)         8,300
          Customer advances                   (131,800)          -
          Accrued expenses and taxes            91,300       ( 25,100)
          Deferred compensation                   -          ( 19,400)
                                             _________      _________
        Total adjustments                       36,800       ( 74,400)
                                             _________      _________
        Net cash provided by
          operating activities                 225,300        214,400
                                             _________      _________
 Investing activities:
   Acquisition of Altamira
     Instruments, Inc., net                   (346,500)          -
   Purchase of investment securities,
     available-for-sale                       ( 17,500)      (339,200)
   Redemptions of investment securities,
     available-for-sale                        425,700        123,900
   Redemptions of investment securities,
     held to maturity                             -            72,300
   Capital expenditures                       ( 35,500)     (  24,900)
   Purchase of intangible assets              ( 12,800)     (   4,600)
                                             _________      _________
       Net cash provided by (used in)
         investing activities                   13,400      ( 172,500)
                                             _________      __________
 Financing activities:
  Exercise of stock options                      8,000         11,500
  Cash dividends declared and paid            ( 70,000)     (  89,100)
                                             _________      _________
       Net cash used in                       ( 62,000)     (  77,600)
        financing activities                 _________      _________
 Net increase (decrease) in cash
  and cash equivalents                         176,700      (  35,700)

 Cash and cash equivalents, beginning of year  227,700        183,900
                                             _________      _________
 Cash and cash equivalents, end of period    $ 404,400      $ 148,200
                                             =========      =========
 Supplemental disclosures:
 Cash paid during the period for:
   Income Taxes                              $  99,900      $ 112,900

  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2006. The results for the three and nine months ended March 31, 2007, are not necessarily an indication of the results of the full fiscal year ending June 30, 2007.


 1.  Significant accounting policies:

     Principles of consolidation:

     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries:
     Scientific Packaging Industries, Inc., a New York corporation and an inactive wholly owned subsidiary of the Company, and since November 30, 2006 when it was acquired, Altamira Instruments, Inc. ("Altamira"), a Delaware corporation and wholly owned subsidiary of the Company. All intercompany items and transactions have been eliminated in consolidation.

 2.   Acquisition of Altamira Instruments, Inc.:

     On November 30, 2006, the Company acquired the outstanding capital stock of Altamira, a privately held Delaware corporation engaged from its facility in Pittsburgh, Pennsylvania, in the production and sale of a variety of custom catalyst research instruments. The acquisition was pursuant to a Stock Purchase Agreement dated as of November 30, 2006 (the "Agreement") whereby the Company paid or issued to the then holders of the capital stock of Altamira $400,000 in cash and 125,000 shares of Common Stock and agreed to make additional cash payments equal to 5%, subject to possible adjustment, of the net sales of Altamira for each of five periods - the first period is December 1, 2006 through June 30, 2007, the next three are the years ending June 30, 2008, June 30, 2009 and June 30, 2010 and the fifth period is July 1, 2010 through November 30, 2010.

     Altamira's principal customers are universities, government laboratories, and chemical and petrochemical companies. The instruments which are customizable to the customers' specifications, are sold on a direct basis.

     In conjunction with the acquisition of Altamira, management of the Company, with the assistance of an independent valuation firm, valued the tangible and intangible assets acquired, including goodwill, customer relationships, non-compete agreements, and certain technology, trade names and trade marks. The carrying amounts of goodwill and other intangible assets are presented in "Note 8. Goodwill and Other Intangible Assets" which represent the valuations performed in conjunction with the acquisition. In addition, other fair market value adjustments were made in conjunction with the acquisition, primarily adjustments to property and equipment, and inventory.
      The Company anticipates that an election will be made to treat the acquisition of Altamira stock as a purchase of assets. If the election is not made under the Internal Revenue Code, a deferred tax liability of approximately $325,000 would have to be recorded along with a corresponding increase to goodwill.

     The acquisition was recorded under the purchase method of accounting. The preliminary net purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The preliminary allocation of the net purchase price was as follows:

     Current Assets                      $ 734,000
     Property and Equipment                140,300
     Non-current Assets                     25,100
     Negative Goodwill                   (  91,500)
     Other Intangible Assets               639,000 *
     Current Liabilities                 ( 561,900)
                                         __________
     Preliminary Net Purchase Price      $ 885,000
                                         =========

     * Of the $639,000 of other intangible assets, $237,000 was allocated to customer relationships with a weighted-average estimated useful life of 10 years, $300,000 was allocated to technology including trade names and trade marks with a useful life of 5 years, and $102,000 was allocated to a non-compete agreement with a useful life of 5 years. The amount allocated to the customer relationships is being amortized on an accelerated (declining balance) method and the other intangibles are being amortized on a straight line basis.

     Pro forma results

     The unaudited pro forma condensed financial information in the table below summarizes the combined results of operations of Scientific Industries, Inc. ("Scientific") and Altamira, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the beginning of each period:

                          For the Three Month   For the Nine Month
                          Period Ended          Period Ended
                          March 31,             March 31,
                          ___________________   _____________________
                                2006               2007       2006

 Net Sales                   $1,050,000         $4,432,600  $3,465,500

 Net income                  $   70,300         $  289,000  $  133,300

 Net income per share - basic     $ .06              $ .26       $ .12

 Net income per share - diluted   $ .06              $ .24       $ .11

 3.  Line of Business and Concentrations:

 As a result of the acquisition of Altamira, the Company now views its operations as two segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors ("laboratory equipment operations"), and the manufacture and marketing of custom-made catalyst research instruments for research in universities, government laboratories, and chemical and pretrochemical companies sold on a direct basis ("catalyst research instruments operations"). Substantially all of the management and employees of Altamira were retained following the acquisition.

 Segment information is reported as follows:

                      For the Three Month     For the Nine Month
                      Periods Ended           Periods Ended
                      March 31,               March 31,
                      ____________________    _____________________
                          2007       2006          2007       2006
                      ____________________    _____________________
 Net Sales:

   Laboratory equipment  $ 929,100  $ 919,400  $2,619,000  $2,737,500

   Catalyst research
    instruments            411,900       -        788,200       -

 Net Income:

   Laboratory equipmen   $ 117,200  $ 102,200   $  303,600 $  288,800

   Catalyst research
    instruments          ( 75,400)       -     (   115,100)      -

 Segment Assets:         March 31, 2007
                         ______________

   Laboratory equipment    $2,547,800


   Catalyst research
     instruments            1,379,100

 Long-lived asset expenditures:

   Laboratory equipment    $   35,500    -       $   35,500      -

   Catalyst research
     instruments                 -       -             -         -

     Approximately 69% and 73% of net sales of the laboratory equipment operations for the three month periods ended March 31, 2007 and 2006, respectively, and approximately 70% and 76% of net sales of the laboratory equipment operations for the nine month periods ended March 31, 2007 and 2006, respectively were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

     Of the laboratory equipment operations' net sales, two customers accounted for approximately 33% and 37% for the three and nine month periods ended March 31, 2007, respectively, and three customers accounted for 49% for each of the three and nine month periods ended March 31, 2006. Sales of the catalyst research instruments operations are to a limited number of customers who are purchasing instruments customized pursuant to the customer's specifications. Generally, the average order is more than $100,000. Accordingly, sales to five customers accounted in the aggregate for approximately 98% and three of the five accounted for 95% of the net sales of the operations for the nine and three month periods ended March 31, 2007, respectively.

     The Company's consolidated export sales (principally Europe and Asia) were approximately $607,600 and $425,000 for the three month periods ended March 31, 2007 and 2006, respectively, and $1,543,400 and $1,208,000 for the nine month periods ended March 31, 2007 and 2006, respectively.

 4.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                         March 31,
                                           2007
                                         ___________

     Raw Materials                       $   795,900
     Work in process                         221,600
     Finished Goods                           54,400
                                         ___________
                                         $ 1,071,900
                                         ===========

 5.  Earnings per common share:

     Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options and a warrant which was exercised at the end of September, 2005.

     Earnings per common share was computed as follows:

                            For the Three Month  For the Nine Month
                            Periods Ended        Periods Ended
                            March 31,            March 31,
                              2007       2006       2007       2006
                            ___________________  ____________________

Net income                  $ 41,800   $102,200  $ 188,500  $ 288,800
                            ========   ========  =========  =========
Weighted average common
  shares outstanding        1,128,641    995,652 1,057,089    988,972
Effect of dilutive
  securities                   67,610     79,175    64,492     78,588
                            _________  _________ _________  _________
Weighted average dilutive
  common shares outstanding 1,196,251  1,074,827 1,121,581  1,067,560
                            =========  ========= =========  =========

 Basic earnings per
  common share              $   .04    $   .10     $   .18    $   .29
                            =======    =======     =======    =======
 Diluted earnings per
  common share              $   .03    $   .10     $   .17    $   .27
                            =======    =======     =======    =======
 6.  Comprehensive Income:

     There was no significant difference between net income and comprehensive income for the three and nine month periods ended March 31, 2007 and 2006.

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

                         For the Three Months   For the Nine Months
                         Ended March 31, 2006   Ended March 31, 2006
                         ____________________   ____________________
 Net income:
       As reported                 $102,200             $288,800
       Pro Forma                    102,200              287,900

 Earnings per common and
  common equivalent share:
       Basic - as reported            $ .10               $ .29
       Basic - pro forma              $ .10               $ .29
       Diluted - as reported          $ .10               $ .27
       Diluted - pro forma            $ .10               $ .27


     Any stock-based compensation transaction subsequent to June 30, 2006 is to be accounted for using Statement of Financial Accounting Standards No. 123(R). This statement, issued on December 16, 2004, by the Financial Accounting Standards Board, requires compensation costs related to stock-based payment transactions to be recognized commencing with the first reporting period in our fiscal year ending June 30, 2007. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company incurred stock-based compensation costs of $4,000 for the three and nine months ended March 31, 2007.

 8.   Goodwill and Other Intangible Assets

     In conjunction with the acquisition of Altamira, management of the Company, with the assistance of an independent valuation firm, valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trade marks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition. However, the Stock Purchase Agreement provides for contingent future payments based on net catalyst research instrument operations sales subject to certain limits, which are expected to be earned and paid and the negative goodwill is eventually expected to be fully eliminated. Management estimates that the acquisition of Altamira will ultimately result in goodwill of approximately $300,000 to $400,000. As of March 31, 2007 the negative goodwill, which has been classified as a deferred credit, was reduced to $50,000 mostly as a result of additional contingent consideration earned.

     In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets,", goodwill and other intangible assets are tested for impairment on an annual basis, or earlier if indicators of impairment exist. As of March 31, 2007, the Company determined that there were no current indicators of impairment. In assessing the recoverability of goodwill and purchased intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which event we may be required to record impairment charges for these assets.

     The Company's other intangible assets are amortized using straight line and accelerated amortization methods based on expected benefits derived from each intangible asset.

     The components of intangible assets as of March 31, 2007 were as follows:
                                 Gross                    Net
                         Useful  Carrying    Accumulated  Amortizable
                         Lives   Amount      Amortization Amount
                         _______ _________   ____________ ___________
 Technology               5 yrs.  $300,000   $ 20,000     $280,000

 Customer relationships   10 yrs.  237,000     24,000      213,000

 Non-compete agreement    5 yrs.   102,000      6,800       95,200

 Other intangible assets  5 yrs.   108,300     65,000       43,300
                                  ________   ________      _______
                                  $747,300   $115,800     $631,500
                                  ========   ========     ========

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

     Total amortization expense related to intangible assets was $39,400 and $59,600 for the three and nine months ended March 31, 2007, respectively, and $1,700 and $4,800 for the three and nine months ended March 31, 2006, respectively. As of March 31, 2007, estimated future amortization expense related to intangible assets is $39,000 for the remainder of fiscal 2007, $147,400 for fiscal 2008, $132,600 for fiscal 2009, $122,900 for fiscal 2010, $101,400 for fiscal 2011, $55,800 for fiscal 2012 and $32,400 thereafter.


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

 Liquidity and Capital Resources

 Cash and cash equivalents increased by $176,700 to $404,400 as of March 31, 2007 from $227,700 as of June 30, 2006.

 Net cash provided by operating activities was $225,300 for the nine month period of the current fiscal year as compared to $214,400 in the comparative period for 2006, mainly the result of higher balances of accounts receivable, accounts payable and customer advances partially offset by higher inventories and accrued expenses. Cash provided by investing activities was $13,400 for the current nine month fiscal period as compared to cash used of $172,500 for the nine months ended March 31, 2006, primarily the result of net cash of $346,500 used in connection with the acquisition of Altamira, and larger redemptions of investment securities due to cash needed for the acquisition.

 Net cash used in financing activities reflected a cash dividend of $.07 per share of Common Stock which was paid on January 12, 2007 to holders of record as of the close of business on October 30, 2006.

 The Company's working capital of $2,327,600 as of March 31, 2007 decreased $161,500 from the working capital of $2,489,100 at June 30, 2006, mostly due to the acquisition. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of March 31, 2007. The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.

 Results of Operations

 Financial Overview

 As previously reported, the Company acquired on November 30, 2006, 100% of the outstanding capital stock of Altamira, and therefore the results of Altamira from the date of acquisition are reflected in the consolidated results of the Company. In addition, the consolidated results reflect certain adjustments related to the recording of the acquisition, including adjustments of inventory and fixed assets to fair market values, purchased intangible assets, and related depreciation and amortization.

 The Three Months Ended March 31, 2007 Compared with the Three
 Months Ended March 31, 2006.

 The Company's net sales for the three months ended March 31, 2007 increased by $421,600 (45.9%) to $1,341,000 as compared with $919,400 for the three months ended March 31, 2006 as a result of the addition of the sales of the catalyst research instrument operations. Net sales of the laboratory equipment operations increased slightly by $9,700 (1.1%) despite the discontinuance of purchases by a major customer and laboratory equipment distributor.
  The catalyst research instruments' revenues, unlike those of the laboratory equipment operations, are subject to great volatility from period to period because revenues for the catalyst research instruments are mostly comprised of a small number of large orders, which typically average more than $100,000 each.

 The gross profit percentage for the three months ended March 31, 2007 decreased to 38.4% as compared to 48.7% for the three months ended March 31, 2006. At the date of Altamira's acquisition, the work-in-progress was adjusted upwards to fair value so that the adjusted value would allow for the Company's profit allowance upon completing the manufacture of orders in process. All significant selling efforts were performed by Altamira prior to acquisition. The Company recognizes revenue upon shipment of goods, passage of title and customer acceptance. While revenue has been reported by the Company for Altamira's sales post-acquisition, a significant portion of the gross profit has been attributed to the period prior to acquisition - the effect of which reduced the gross profit for the period by $65,000. In addition, the gross profit for the catalyst research instruments operations may vary significantly depending on the type of order. The gross profit percentage for the laboratory equipment operations for the three months ended March 31, 2007 and March 31, 2006 was 51.2% and 48.7%, respectively, the increase resulting from lower price discounts.

 General and administrative expenses for the three months ended March 31, 2007 were $279,500, an increase of $102,800 (58.2%) as compared with $176,700 for the three months ended March 31, 2006, primarily due to the addition of the general and administrative expenses incurred during the period by the newly-acquired catalyst research instruments operations and acquisition-related administrative integration costs.

 Selling expenses for the three months ended March 31, 2007 totaled $114,100, an increase of $59,500 (109.0%) from $54,600 for the three months ended March 31, 2006, mainly due to the addition of the selling expenses of the acquired catalyst research instruments operations.

 Research and development expenses for the three months ended March 31, 2007 decreased by $6,900 (9.5%) to $66,000 as compared to
 $72,900 for the three months ended March 31, 2006 due to fewer outside engineering services for the laboratory equipment operations; no research and development expenses were incurred in the catalyst research instruments operations during the quarter.

 The Company's income before income taxes was $64,800 for the three months ended March 31, 2007, a decrease of $90,900 (58.4%) as compared to $155,700 for the three months ended March 31, 2006.

 Income taxes were $23,000 for the three months ended March 31, 2007 compared to $53,500 for the comparable period last year, mainly due to lower income.

 The Company's net income was $41,800 for the three months ended
 March 31, 2007, a decrease of $60,400 (59.1%) as compared to $102,200 for the three months ended March 31, 2006.

 The Nine Months Ended March 31, 2007 Compared with the Nine Months Ended March 31, 2006.

 The Company's net sales for the nine months ended March 31, 2007 increased by $669,700 (24.5%) to $3,407,200 as compared with $2,737,500 for the nine months ended March 31, 2006 as a result of $788,200 of revenues of the acquired catalyst research instruments operations, partially offset by a $118,500 (4.3%) decrease in net sales of our laboratory equipment operations. The reduction in laboratory equipment operations sales was due to the discontinuance of purchases by a major customer and laboratory equipment distributor, partially offset by increased sales to other distributors and increased direct sales. The catalyst research instruments operations' revenues are subject to great volatility from period to period because they are mostly comprised of a few large orders, which typically average more than $100,000 each.

 The gross profit percentage for the nine months ended March 31, 2007 decreased to 40.8% as compared to 50.0% for the nine months ended March 31, 2006. At the date of the Altamira acquisition, the work-in-progress was adjusted upwards to fair value so that the adjusted value would allow for the Company's profit allowance upon completing the manufacture of orders in process. All significant selling efforts were performed by Altamira prior to acquisition. The Company recognizes revenue upon shipment of goods, passage of title and customer acceptance. While revenues have been reported by the Company for the catalyst research instruments operations post-acquisition, a significant portion of the gross profit has been attributed to the period prior to acquisition, the effect of which was to reduce the gross profit for the period by $171,000. The gross profit percentage for the nine months ended March 31, 2007 for the laboratory equipment operations was 51.2%, a slight increase from 50.0% for the comparable period last year, mostly as a result of lower price discounts.

 General and administrative expenses for the nine months ended March 31, 2007 were $651,700, an increase of $88,300 (15.7%) from
 $563,400 for the nine months ended March 31, 2006, primarily due to the addition of such expenses by the catalyst research instruments operations and acquisition-related administrative integration costs.

 Selling expenses for the nine months ended March 31, 2007 totaled $262,900, an increase of $77,900 (42.1%) as compared with $185,000 for the nine months ended March 31, 2006 mainly due to the addition of the selling expenses incurred by the catalyst research instruments operations, partially offset by a reduction of selling expenses of the laboratory equipment operations due to lower salaries.

 There was no material change in research and development expenses- $234,400 for the nine months ended March 31, 2007 compared with $243,100 for the prior year's nine month period. No research and development expenses for the catalyst research instruments operations were incurred during the post-acquisition period through March 31, 2007.

 Interest and other income increased $10,800 (34.8%) to $41,800 for the nine months ended March 31, 2007 as compared with $31,000 for the nine months ended March 31, 2006 mainly due to higher interest rates and balances of investment securities for most of the 2007 period.

 As a result of the above, the Company's income before income taxes was $282,600 for the nine months ended March 31, 2007, a decrease of $125,600 (30.8%) as compared to $408,200 for the nine months ended March 31, 2006.

 Income taxes were $94,100 (33.3%) for the nine months ended March 31, 2007 compared to $119,400 (29.3%) for the comparable period last year, mainly due to lower income in the current period. The current period's tax rate was higher mainly due to smaller amounts of credits available.

 The Company's net income was $188,500 for the nine months ended
 March 31, 2007, a decrease of $100,300 (34.7%) from $288,800 for the nine months ended March 31, 2006.

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


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Number:    Description

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive
                  Officer and Chief Financial
                  Officer pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:
                  Registrant filed on March 16, 2007 a
                  report on Form 8-K, reporting under Item 1.01.

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

 Date: May 15, 2007