Form 10KSB
period 2007-06-30
SCIENTIFIC INDUSTRIES INC
filed 2007-09-28
CIK 87802

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

( X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934
                    For the fiscal year ended June 30, 2007

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

Yes [ x ]     No [   ]






Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year. $4,880,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 24, 2007 is $1,791,500.

The number of shares outstanding of the issuer's common stock, par value $.05 per share ("Common Stock") as of August 24, 2007 is 1,145,352 shares.


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

                            PART I

Item 1.  Description of Business.

       General. Scientific Industries, Inc., a Delaware corporation (the "Company"), has been engaged (i) since its inception in 1954, in the design manufacture and marketing of standard benchtop laboratory equipment ("Benchtop Laboratory Equipment") and (ii) since the acquisition of Altamira Instruments, Inc., a Delaware corporation ("Altamira") on November 30, 2006, in the manufacture and marketing of customized catalyst research instruments ("Catalyst Research Instruments"). The Company's products are used primarily for research purposes by universities, hospitals, pharmaceutical companies, clinics, medical device manufacturers, petrochemical companies and other related industries.

  The acquisition agreement and subsequent agreement with each Altamira seller provided for the Company to pay $442,000 in cash, 125,000 shares of the Company's Common Stock and to pay additional cash equal in the aggregate to 5%, subject to adjustment, of Altamira's net sales for each of the following periods - December 1, 2006 to June 30, 2007, each of the 12 month periods ending respectively on June 30, 2008, June 30, 2009 and June 30, 2010; and July 1, 2010 to November 30, 2010. The payment for the first period amounted to approximately $66,000.

       Products.

       Benchtop Laboratory Equipment.   The Company's Benchtop
Laboratory Equipment consists of mixers and disruptors, rotators/rockers, refrigerated incubators and magnetic stirrers.
The Vortex-Genie(R) 2 Mixer is the Company's primary product and sales of this product (excluding accessories) represented approximately 70% of the sales of the Company's Benchtop Laboratory Equipment, or 51% of the total sales for the fiscal year ended June 30, 2007 ("fiscal 2007"). Sales of this product accounted for approximately 72% of the total sales for the fiscal year ended June 30, 2006 ("fiscal 2006").

       The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds.

       Additional mixers and disruptors include the Vortex-Genie 1, a high speed touch mixer; the Vortex-Genie 2T, a mixer with an integral timer; the Disruptor Genie(R), a patented cell disruptor;
the MicroPlate Genie(R) and Multi-MicroPlate Genie(R) mixers, specialty mixers designed to mix and vortex the contents of microplates; and the Digital Vortex-Genie 2, a vortex mixer incorporating digital control and display (launched during fiscal 2007).

       The Company's Roto-Shake Genie(R), a patented benchtop multi-purpose rotator/rocker was designed by the Company to rotate and rock a wide variety of containers which are magnetically attached to the unit's magnetized platform.
The Enviro-Genie(R) Refrigerated Incubator is a multi-functional benchtop environmental chamber designed to perform various functions under controlled environmental conditions of temperature.

       The Benchtop Laboratory Equipment also includes a complete line of magnetic stirrers including the MagStir Genie(R), a patented high/low programmable magnetic stirrer; the MultiMagStir Genie(R), a four-place high/low programmable magnetic stirrer; the MegaMag Genie(tm), a large volume magnetic stirrer available in analog and digital versions (both versions introduced in fiscal
2007); and the QuadMag Genie(tm) magnetic stirrer, a four-place powerful general purpose stirrer (introduced in fiscal 2007).

       Catalyst Research Instruments. The Catalyst Research Instruments are offered through the Company's new subsidiary, Altamira. The AMI-200(tm) is Altamira's flagship product.
The AMI-200 is used to perform traditional catalyst characterization experiments on an unattended basis. The instrument also features a stand-alone personal computer to control the instrument and incorporates proprietary LabVIEW(R)-based software. All AMI model instruments can be customized to a customer's individual requirements.

       The Catalyst Research Instruments also include reactor systems, high throughput systems and micro-activity reactors.
The Company's BenchCAT(tm) custom reactor systems are available with single and multiple reactor paths and with reactor temperatures up to 1200 degrees celsius. These systems feature multiple gas flows, and are also available in gas and gas/liquid configurations. They also feature one or more stand-alone personal computers with the LabVIEW(R)-based control software.

       The Company also offers, under a license with Symyx Corporation, the Celero(tm) high throughput system, designed to provide high throughput screening in multiples of 8 channels. This instrument is typically used to screen multiple catalysts, under the same conditions of temperature, pressure, and gas/liquid flows.

       Under an exclusive distribution agreement covering North and South America, with PID Eng. & Tech in Spain, the Company markets the PID MA-Reference Reactor, which is a highly-automated, micro-activity reactor featuring sophisticated microprocessor control with touch-screen and TCP/IP Ethernet communications. This product is used for catalyst activity, selectivity, optimization and kinetics studies.

       Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications to existing products. The Company also engages outside consultants to augment its capabilities in such areas as industrial and electronics design.

       Major Customers. Sales during fiscal 2007 to VWR International, principally of the Company's Vortex-Genie 2 Mixer, represented approximately 16% of total sales for the year, as compared to sales representing approximately 20% of total sales for fiscal 2006 to the Company's previous principal customer and distributor, Thermo Fisher Scientific, Inc. ("Fisher"), which discontinued any further purchases from the Company at the conclusion of fiscal 2006. In addition, sales to one additional customer of Benchtop Laboratory Equipment aggregated approximately 7% and 10% of total sales for fiscal 2007 and fiscal 2006, respectively. Sales of Catalyst Research Instruments are generally comprised of a few very large orders amounting on average to over $100,000 to different customers, with no single customer representing over 10% of total sales for fiscal 2007.

       Marketing.

       Benchtop Laboratory Equipment. The Company's Benchtop Laboratory Equipment products are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors, who sell the Company's products through printed catalogs, websites and sales force.
See "Major Customers". The Company also markets products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, and through the Company's website. Over the past year, the Company has increased direct-selling efforts, mainly through online ordering on the Company's website. In general it takes two to three years for a new product to begin generating meaningful sales in the industry due to the catalog distribution system.

       Catalyst Research Instruments. The Company's Catalyst Research Instruments are sold directly worldwide to universities, government laboratories, and chemical and petrochemical companies. The Company also uses outside sales representatives (on a commission basis) to augment its internal sales activities. The Company markets these products through sales calls, attendance at various trade shows, Altamira's website, outside sales representatives, and printed materials.

       Assembly and Production Materials. The Company has an operating facility in Bohemia, New York and, since November 30, 2006, one in Pittsburgh, Pennsylvania as a result of the recent acquisition. The Company's production operations principally involve assembly of components supplied by various domestic and international independent suppliers. The Company historically did not have sole suppliers, except as to a few components where it was not feasible to have multiple suppliers and where alternative suppliers are available. However, as of June 30, 2007, the Company is relying on only one supplier for a major component for the Vortex-Genie products due to poor quality and delivery times from a second source. While the Company is seeking an additional source for the component, it has maintained an abundant on-hand supply of this component. Over the last two fiscal years, the Company has purchased a substantial portion of components from overseas factories for its Benchtop Laboratory Equipment operations, with a significant part of such purchases effected through a U.S. vendor. (Purchases from the vendor accounted for approximately 17% and 44% for fiscal 2007 and fiscal 2006, respectively, of the Company's total material purchases.) See "Risk Factors - The Company is Heavily
Dependent on Outside Suppliers for the Components of Its Products".

       Patents, Trademarks, Licenses and Franchises.

       Patents. The Company holds several United States patents relating to existing products. It licensed one of its patents, a patent on a utilitarian feature of its Vortex-Genie 2 Mixer on a non-exclusive, royalty-free basis to Henry Troemner, LLC, ("Troemner"), under an agreement dated December 1, 1999 settling a lawsuit instituted by the Company in April, 1999. The patent and license expired on November 2, 2005; however, there has been no adverse effect to date on the Company's revenues as a result of the patent expiration. The Company's patent for the TurboMix, an accessory to the existing Vortex-Genie 2 Mixer, expires in September 2015. Its patent on the Roto-Shake Genie expires in July 2016. A recent patent granted on a design feature of the Company's MagStir Genie, MultiMagStir Genie, and Enviro-Genie expires in November 2022.

       Trademarks. The Company has various proprietary marks, including AMI(tm), BenchCAT(tm), Celero(tm), Disruptor Beads(tm), Disruptor Genie(R), Enviro-Genie(R), Genie(tm), MagStir Genie(R), MegaMag Genie(tm), MicroPlate Genie(R), MultiMagStir Genie(R), Multi-MicroPlate Genie(R), QuadMag Genie(tm), Roto-Shake Genie(R), TurboMix(tm), and Vortex-Genie(R), each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

       Licenses. The Company has several licensing agreements for technology and patents used in Company business.
A non-exclusive worldwide sublicense from Fluorometrix
Corporation relates to the development, production and marketing of a line of bioreactor vessels, including culture bags with integral sensors for pH and oxygen in volumes of 250 milliliters up to 5 liters for laboratory incubator systems. Development of a line of products under this sublicense has commenced. The Company also licenses the technology related to its patent for the Roto-Shake Genie from a local university, and licenses a patent related to its TurboMix attachment for the Vortex-Genie and Disruptor Genie from an independent inventor. Altamira has a license with respect to technology related to the Celero line of products from Symyx Corporation.

       Foreign Sales. The Company's sales to overseas customers, including distributors, (principally Asia and Europe) accounted for approximately 46% of the Company's total net sales for fiscal 2007 and 44% for fiscal 2006. Such sales are paid in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

       Seasonality. The Company does not consider its business to be seasonal.

       Backlog. The Company's backlog for its Benchtop Laboratory Equipment products is not significant because this line of products is comprised of standard catalog items. The typical lead time for such orders is not more than two weeks. The Company's backlog for Catalyst Research Instruments as of June 30, 2007 was $590,000, which is expected to be fulfilled by the end of the second quarter of the fiscal year ending June 30, 2008.

       Competition.   Most of the Company's competitors are
substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company's main competition for its Benchtop
Laboratory Equipment in the United States derives from private label brand mixers offered by the two largest laboratory equipment distributors in the United States, who dominate the end user market, one of which is Fisher (see "Major Customers"). The Company believes the Company and its Benchtop Laboratory Equipment products are factors in the vortex mixers market in the United States and widely recognized in the international vortex mixers market as well.

       In the general area of Benchtop Laboratory Equipment, the Company's major competitors are Troemner (private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), Barnstead/Thermolyne Corporation, (an Apogent Technologies company owned by Thermo Fisher Scientific, Inc.), IKA-Werke GmbH & Co. KG, a German company, and Heidolph Instruments GmbH, a German company.

       The primary competition for the Company's Catalyst Research Instruments is in the form of instruments produced internally by research laboratory staff of potential customers. Other competitors in the United States include Quantachrome Instruments, and Micromeritics Instrument Corporation, each a privately-held company.

       Research and Development. In connection with the development of new products, the Company incurred research and development expenses, all of which relate to Benchtop Laboratory Equipment, of $302,100 during fiscal 2007 compared to $316,500
during fiscal 2006.   No research and development expenses were
incurred in connection with its Catalyst Research Instruments. The Company expects its expenditures in the fiscal year ending June 30, 2008 for research and development will not be materially different from the current fiscal year.

       Government and Environmental Regulation. The Company's products and claims with respect thereto have not required approval of the Food and Drug Administration or any other government approval. The Company's manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed, if adopted, federal, state, and local regulations to protect the environment, to establish occupational safety and health standards and to cover other matters. The Company believes that all its operations are in compliance with existing laws and regulations and the cost to comply is not significant to the Company.

       Employees.  As of August 24, 2007, the Company employed
30 persons (21 in Bohemia, New York and 9 in Pittsburgh, Pennsylvania) of whom 26 were full-time, including its two executive officers.
None of the Company's employees is represented by any union.


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

Dependence on a Major Customer

       The laboratory equipment industry is dominated in the U.S. by two major laboratory equipment distributors, Thermo Fisher Scientific, Inc. ("Fisher") and VWR International. During the fourth quarter of fiscal 2006, the Company was informed by Fisher that it would no longer market the Company's products. As a result, there were no sales of the Company's products to Fisher since the fourth quarter of fiscal 2006. Sales to this former major customer, mostly the Vortex-Genie 2 Mixer, represented approximately 20% of total net sales for fiscal 2006. As a result of increased direct selling efforts and increased distribution through the Company's other existing distributors and new distributors, the Company for fiscal
2007 was able to generate sufficient additional revenues to enable it to recoup the majority of the lost revenues. The Company's current largest customer accounted for approximately 16% of the Company's total net sales in fiscal 2007 (22% of Benchtop Laboratory Equipment sales) and 17% in fiscal 2006. A material reduction in sales to this major customer could have an adverse effect on the results of operations of the Company.


The Company Offers a Limited Number of Products with Sales of One
Product Accounting for a Substantial Portion of its Revenues

       The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer accounting for approximately 70% and 72% of total Benchtop Laboratory Equipment sales, for fiscal 2007, and fiscal 2006, respectively.

The Company is A Small Participant in A Highly Competitive
Laboratory Equipment Industry

       The Benchtop Laboratory Equipment industry is highly competitive. Although the Company's principal product, the Vortex-Genie 2 Mixer, has been widely accepted, the Company's annual net sales for these products ($3,558,100 for fiscal 2007 and $3,465,200 for fiscal 2006) are significantly less than the annual revenues of many of its competitors in the industry.
Its principal competitors are substantially larger and have much greater financial, production and marketing resources than the Company. In the past few years, there have been continuous new entrants into the vortex mixer market, including the manufacturer of the industry's two largest distributors' private label mixers.

       The production and sales of Catalyst Research Instruments is highly competitive. The Company competes with many laboratories which produce their own instruments and several companies with greater resources.

The Company's Ability to Grow and Compete Effectively Is In
Part Dependent on Its Ability to Develop and Effectively
Market New Products

       In the recent past, the Company began pursuing a program to develop and market new laboratory equipment products with a view to increasing revenues of such products and reducing the Company's dependence on the Vortex-Genie 2 Mixer. As a result, the Company now offers a more extensive line of Benchtop Laboratory Equipment products. However, the Company still needs to continuously develop and introduce new products in order to grow this segment of the business.

       Revenues derived from new Benchtop Laboratory Equipment products (those other than the Vortex-Genie 2 Mixer, but excluding accessories) amounted to $838,500 and $737,100, respectively, for fiscal 2007 and fiscal 2006. The Company relies primarily on distributors and their catalogs to market such products. Sales of new products are heavily dependent on the distributors' decision to include a new product in the distributors' catalogs and their continued inclusion in the catalogs and on their websites, since the majority of the end users purchase through distributors. Accordingly, it may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered.

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

       The Company's new Catalyst Research Instruments line of products is limited to a few products. In order to remain competitive and grow this line of business, the Company needs to make engineering improvements to existing products and develop and add new products incorporating more current technology in the catalyst research area.

The Company May Be Subject to General Economic, Political, and
Social Factors

       Orders for the Company's products, particularly new Catalyst Research Instruments, depend in part, on a customer's ability to secure funds. Available funds can be affected by budgetary constraints and the ability to obtain grants. Factors such as a general economic recession or another major terrorist attack could have a negative impact on corporate funding and grants.

       The Company's ability to secure new orders can also be effected by changes in U.S. and international policies pertaining to energy and the environment.

The Company is Heavily Dependent on Outside Suppliers for the
Components of its Products

       Due to poor quality and delivery times from the Company's former second supplier, the Company has only one supplier for a major component of the Vortex-Genie products. While the Company is seeking an additional supplier for this component, it has maintained an abundant on-hand supply of this component; however, there can be no assurance that the Company will be successful in securing a second supplier of this component.

       While the Company believes there are several suppliers available for most of its components, it presently relies on one supplier for several components relating to the Company's Benchtop Laboratory Equipment. Purchases through a United States vendor from one overseas supplier accounted for approximately 17% and 44% of the cost of total purchased materials for fiscal 2007 and fiscal 2006, respectively, and 22% and 44% of the Benchtop Laboratory
Equipment purchases. While the Company believes there are other sources for the components purchased from overseas readily available, the disruption or termination of the operations of this source or other sources could have an adverse effect, hopefully of short duration, on the Company's results of operations. To diminish this risk, the Company keeps higher than normal quantities on-hand of such components, and has added several alternate suppliers during the past two years. Furthermore, the Company intends to continue purchasing components from overseas factories directly or indirectly. Such reliance could increase the risks of the Company's operations including those arising from government controls, foreign conditions, custom duties, changes in both foreign and United States government policies, and the reliability and financial condition of such suppliers.



The Company's Ability to Compete Depends in Part on Its Ability
To Secure and Maintain Proprietary Rights to its Products

  The Company's ability to compete depends in part on its ability to secure and maintain proprietary rights to its products. The
Company's design patent on a feature of its Vortex-Genie 2 Mixer, its principal product, expired in November 2005; however, the Company has not, to date, experienced any adverse effect from the expiration of this patent. A new patent was granted to the Company during fiscal 2006 for use in the MagStir Genie, MultiMagStir Genie, and Enviro-Genie products. The Company's ability to exploit a recently acquired sublicense with respect to a line of bioreactor vessels, which the Company has commenced developing, will be dependent on the validity of the licensor's patents.

  The Company does not have any patent protection for its Catalyst Research Instruments, except for a line of products known as Celero under a licensing agreement, which is not a significant part of the business.

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

The Company Has Limited Management Resources

  The loss of the services of Ms. Helena Santos, the Company's Chief Executive and Financial Officer, and President, or Mr. Robert Nichols, the Company's Executive Vice President or any material expansion of the Company's operations could place a significant additional strain on the Company's limited management resources and could be materially adverse to the Company's results and financial condition. In addition, the loss of Mr. Brookman March, Director of Marketing and Operations of the Company's new wholly-owned subsidiary, Altamira Instruments, Inc. could have a materially adverse impact on the Catalyst Research Instruments operations.

The Common Stock of the Company is Thinly Traded and is Subject to Volatility

  The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. As of August 24, 2007, there were only 1,145,352 shares of Common Stock of the Company outstanding, of which 427,865 shares were held by the directors and officers of the Company. There have been a number of trading days during fiscal 2007 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

Item 2.  Description of Property.

       The Company's executive offices and principal manufacturing facilities comprising approximately 25,000 square feet are located at 70 Orville Drive, Bohemia, New York 11716. They are held pursuant to a lease which was amended in September 2004, principally to extend the expiration date from December 31, 2004 to January 31, 2010, and to reduce the minimum base annual rent. In addition, the recen tly acquired Altamira subsidiary leases approximately 6,600 square feet of office, assembly, and testing space at 149 Delta Drive, Pittsburgh, Pennsylvania 15238, for its Catalyst Research Instruments operations, pursuant to a lease expiring July 2011. This lease has an early-termination clause that requires a 180 day notice in the event of an early termination. See Note 10 to the Financial Statements in Item 7 for further information on both leases. The leased facilities are suitable and adequate for the Company's operations.
In the opinion of management, all properties are adequately covered by insurance.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters.

       The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2006 and fiscal 2007, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

   For Fiscal Quarter Ended:         Low Bid        High Bid
       09/30/05                        2.76           3.30
       12/31/05                        3.00           3.95
       03/31/06                        3.15           4.10
       06/30/06                        2.50           4.30
       09/30/06                        2.60           2.95
       12/31/06                        2.71           3.25
       03/31/07                        2.90           3.75
       06/30/07                        2.86           3.35

     (a) As of August 24, 2007, there were 814 record holders of the Company's Common Stock.

     (b) On January 12, 2007, the Company paid a cash dividend of $.07 per share to stockholders of record on October 30, 2006. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.

  On September 20, 2007, the Board of Directors declared a cash dividend of $.07 per share of Common Stock payable on January
  14, 2008 to holders of record as of the close of business on October 18, 2007.

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

          Overview. As a result of the Company's acquisition on November 30, 2006 of Altamira, the Company's consolidated results for fiscal 2007 include the results of Altamira from the date of the acquisition. In addition, the consolidated results reflect certain adjustments related to the recording of the acquisition, including one-time adjustments to inventory and property and equipment to market values, newly purchased intangible assets and resulting goodwill, and the depreciation and amortization for the newly acquired assets.

          Results of Operations. Net sales for fiscal 2007 increased by $1,414,800 (40.8%) to $4,880,000 as compared with $3,465,200 for fiscal 2006 as a result of the additional revenues from the newly acquired Catalyst Research Instruments operations as of November 30, 2006. Net sales related to the Company's Benchtop Laboratory Equipment operations increased by $92,900 (2.7%) despite the loss of a major customer at the end of fiscal 2006. Sales of the Catalyst Research Instruments differ from those of the Benchtop Laboratory Equipment in that sales of Catalyst Research Instruments are comprised of a small number of larger orders, typically averaging over $100,000 each. At the end of fiscal 2007, there was a backlog of $590,000 for Catalyst Research Instruments.

          The gross profit percentage for fiscal 2007 decreased to 40.1% compared to 49.0% for fiscal 2006, mainly as a result of the lower gross profit percentage for the Catalyst Research Instruments operations whose products typically yield a gross profit ranging from 30% to 35%. In addition, the gross profit percentage was negatively affected because of a one-time acquisition related adjustment of $171,300. At the date of acquisition, Altamira's work-in-progress inventory was adjusted upwards to fair value so that the adjusted value would allow for the Company's profit allowance upon completing the manufacture of orders in process. All significant selling efforts were performed by Altamira prior to acquisition. While the revenues related to the work-in-progress were reported by the Company subsequent to the acquisition, a significant portion of the gross profit was attributed to prior to acquisition.

          The gross profit percentage for the Benchtop Laboratory
 Equipment operations for fiscal 2007 was virtually unchanged (48.9% for fiscal 2007 and 49.0% for fiscal 2006).

          General and administrative expenses for fiscal 2007 increased by $161,200 (22.4%) to $880,100 from $718,900 for fiscal
2006 mainly as a result of the general and administrative expenses related to the newly-acquired Catalyst Research Instruments operations and acquisition-related administrative costs.

          Selling expenses for fiscal 2007 increased by $155,300 (65.2%) to $393,500 from $238,200 for fiscal 2006, primarily as a result of the selling expenses related to the Catalyst Research Instruments operations. Selling expenses for the Benchtop Laboratory Equipment operations were approximately at the same level for both fiscal years.

          Research and development expenses for fiscal 2007 decreased by $14,400 (4.5%) from $316,500 for fiscal 2006 to $302,100 for fiscal 2007, due to lower outside engineering service costs. The Company's Catalyst Research Instruments operations did not incur any research and development expenses.

          Other income increased by $11,000 (24.9%) to $55,100 from $44,100 mostly as a result of higher returns on the Company's investment securities.

          Total income tax expense for fiscal 2007 was $123,100
(28.3%) compared to $147,300 (31.4%) for fiscal 2006 primarily due to lower income in the current year and other minor adjustments.

          As a result of the foregoing, net income for fiscal
2007 was $312,000, a decrease of $9,700 (3.0%) from $321,700 for fiscal 2006.

          Liquidity and Capital Resources. Cash and cash equivalents increased by $161,000 to $388,700 as of June 30, 2007 from $227,700 as of June 30, 2006. Net cash provided by operating activities was $172,100 for fiscal 2007 compared to $336,200 for fiscal 2006, primarily due to increases in accounts receivable and customer advance balances. For fiscal 2007, net cash provided by investing activities was $25,700 compared to net cash used in investing activities of $216,800 for fiscal 2006, primarily attributable to high redemptions of investment securities, partially offset by the cash used for the acquisition. Net cash used in financing activities for fiscal 2007 was $36,800 compared to $75,600 for fiscal 2006, the decrease due to higher cash proceeds from exercise of stock options and a lower cash dividend paid by the Company in fiscal 2007.

          The Company's working capital as of June 30, 2007 decreased $28,600 to $2,460,500 from $2,489,100 at June 30, 2006, mainly due to the acquisition. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of June 30, 2007. The Company has never borrowed under this line of credit.

          Capital Expenditures. During fiscal 2007, the Company incurred $65,000 in capital expenditures, the approximate level which the Company expects to incur during the fiscal year ending
June 30, 2008.

          Management believes that the Company will be able to meet its cash flow needs for its operations and capital expenditures during the 12 months ending June 30, 2008 from its available financial resources which include its cash and investment securities.

Item 7.     Financial Statements.

          The Financial Statements required by this item are attached hereto on pages F1-F23.

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

                           PART III

Item 9.     Directors, Executive Officers; Compliance With
Section 16(a) of the Exchange Act.

Directors

          The Company has the following six Directors:

          Arthur M. Borden, Esq. (age 87), a Director since
1974, has been counsel to the law firm of Katten Muchin
Rosenman LLP (formerly Rosenman & Colin) during the past five years. He is a director of Supreme Industries, Inc., a nationwide manufacturer of specialized truck bodies.

          Joseph G. Cremonese (age 71), a Director since November 2002 and Chairman of the Board since February 2006, has been a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies, including the Company, engaged in the production and sale of products for science and biotechnology. Since March 2003, Mr. Cremonese has been a director of and consultant to Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, the largest U.S. distributor of laboratory equipment.

          Joseph I. Kesselman (age 82), a Director since 1961 and Chairman of the Board from August 2002 until his resignation in February 2006, has been for more than five years a consultant to various corporations. He is a director of Nuclear and Environmental Protection Inc., Hopare Holding, S.A. (a Swiss company), and
Infranor Inc., a developer and manufacturer of servo systems.

          Roger B. Knowles (age 82), a Director since 1965, is retired. During the past five years he has been involved in liquidating various real estate and manufacturing concerns.

          Grace S. Morin (age 59 ), a Director since December 4, 2006, had been from December 2003 President, Director and principal stockholder of Altamira Instruments, Inc. until its acquisition by the Company on November 30, 2006. Ms. Morin has been engaged by Altamira on a part-time basis to supervise the administrative functions for the Catalyst Research Instruments operations in the Pittsburgh, Pennsylvania facility. Prior to December 2003, she was a general business consultant for two years, and prior to that she was a member of senior management of a designer of gas flow environmental engineered products for approximately four years.

          James S. Segasture (age 71), a Director since 1991, has been a private investor since February 1990.

          The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company to be held at the next annual meeting following: the fiscal year ended June 30, 2007 - two Directors (Mr. Kesselman and Ms. Morin, Class B), the fiscal year ending June 30, 2008 - two Directors (Messrs. Cremonese and Knowles, Class C), and the fiscal year ending June 30, 2009 - two Directors (Messrs. Borden and Segasture, Class A).

Board Committees

          Joseph I. Kesselman and James S. Segasture have been appointed as the sole members of the Company's Stock Option
Committee to serve at the discretion of the Board and to administer the Company's 2002 Stock Option Plan ("2002 Plan").

          Grace S. Morin, Joseph I. Kesselman, and James S.
Segasture have been appointed as the members of the Company's
Compensation Committee to serve at the discretion of the Board and to administer the Company's Compensation policies.

          The Board of Directors acts as the Company's Audit
Committee.

          The Company does not have a financial expert on the Audit Committee as defined by the Securities and Exchange Commission, however, the Company believes that the members of the Audit Committee have sufficient knowledge to properly evaluate and analyze the Company's financial statements.

Executive Officers

          Helena R. Santos, CPA (age 43), employed by the Company since 1994, was appointed in August 2002 as President, Chief Executive Officer and Treasurer. Previously she served as Vice President,
Controller from 1997 and Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

          Robert P. Nichols (age 46), employed by the Company since February 1998, was appointed in August 2002 as Executive Vice President.
He had been Vice President, Engineering from May 2001.   Prior to joining
the Company, Mr. Nichols was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

          The Company believes that, for the year ended June 30, 2007, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

          We have adopted a code of ethics that applies to our Executive Officers and Directors. A copy of the code of ethics can be found on our website at www.scientificindustries.com and is attached as Exhibit 14 to this Annual Report on Form 10-KSB.

Item 10.  Executive Compensation.

          The following table summarizes all compensation paid by the Company to its then Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and President; and Executive Vice President with respect to each of the three fiscal years ended June 30, 2007, 2006 and 2005. No other executive officer earned in excess of $100,000 in any of such fiscal periods.

          The Compensation Committee along with the other members of the Board reviews and determines the compensation payable to executives. In making a determination, the Committee and the Board give material consideration to the Company's results of operations and financial conditions and competitive factors.
The compensation at times includes grants of options under its stock option plan to the named executives, each subject to long-term employment agreements, containing terms which the Board of Directors deemed reasonable. The Board is cognizant that as a relatively small company, the Company has limited resources and opportunities with respect to recruiting and retaining key executives. Accordingly, the Company has relied upon long-term employment agreements to retain qualified personnel.


                   SUMMARY COMPENSATION TABLE
_____________________________________________________________
                                                    Non-
                                                    Equity
                                                    Incentive
Name                                                Plan
and                                 Stock   Option  Comp-
Principal    Fiscal  Salary  Bonus  Awards  Awards  ensation
Position     Year    ($)     ($)    ($)     ($)     ($)
(a)          (b)     (c)     (d)    (e)     (f)     (g)
_____________________________________________________________
Helena R.    2007    115,000 10,000  0       0       0
Santos,      2006    112,100      0  0       0       0
CEO,         2005    108,200      0  0       0       0
President,
CFO

Robert P.   2007     110,000 10,000  0       0       0
Nichols,    2006     107,000      0  0       0       0
Exec.       2005     103,200      0  0       0       0
V. P.

_____________________________________________________________
               SUMMARY COMPENSATION TABLE (CONTINUED)
_____________________________________________________________
             Non-
             Qualified
             Deferred  All
Name         Comp-     Other
and          ensation  Comp-
Principal    Earnings  ensation  Total
Position     ($)       ($)       ($)
(a)          (h)       (i)       (j)
_____________________________________________________________
Helena R.    2007      2,500(1)  127,500
Santos,      2006      2,200(1)  114,300
CEO,         2005      2,200(1)  110,400
President,
CFO

Robert P.   2007       2,400(1)  122,400
Nichols,    2006       2,100(1)  109,100
Exec.       2005       2,100(1)  105,300
V. P.
_____________________________________________________________

(1)Represents the Company's matching contribution under the Company's 401(K) Plans.

Pursuant to the Altamira acquisition, Altamira entered into a long-term employment agreement on November 30, 2006 employing Mr. Brookman P. March as Director of Marketing and Operations of Altamira at a salary in excess of $100,000 per annum. Under the agreement, teh total compensation paid to him during fiscal 2007 was $66,800, including a matching contribution under Altamira's 401(k) Plan.

         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
_____________________________________________________________
                          Option Awards
_____________________________________________________________
                        Number
           Number       of
           of           Securities
           Securities   Under-
           Under-       lying
           lying        Unexercised  Option
           Exercised    Options(#)   Exercise  Option
           Options(#)   Unexerci-    Price     Expiration
Name       Exercisable  sable        ($)       Date
(a)        (b)          (c)          (e)       (f)
_____________________________________________________________
Helena R.   5,000        0             .84      5/2009
Santos

Robert P.  25,000        0            1.45      (1)
Nichols
_____________________________________________________________

(1) 12,000 shares expire in March 2008; 8,000 shares expire
May 2009; and 5,000 shares expire October 2012.


Option Grants in Last Fiscal Year

There were no options granted to officers during fiscal 2007.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                        Number of
               Shares of                Securities     Value of
               Common                   Underlying     Unexercised
               Stock                    Unexercised    in-the-money
               Acquired                 Options        Options
               On             Value     at FY-End (#)  at FY-End ($)
               Exercise       Realized  Exercisable/   Exercisable/
Name           (#)            ($)(1)    Unexercisable  Unexercisable(1)
________________________________________________________________________
Helena R. Santos    10,000               16,500    5,000/0  12,530/0

(1) Calculated by multiplying the number of shares of Common Stock subject to options by the difference between the market price and exercise price, per share, on date of exercise, and June 30, 2007, respectively.

Employment Agreements

          On December 29, 2006, the Company entered into new employment agreements with Ms. Helena R. Santos and Mr. Robert
P. Nichols replacing employment agreements that were entered into in September 2004. The new agreements increased their base salaries by $10,000 each - to $120,000 for Ms. Santos and $115,000 for Mr. Nichols. The new agreements also extended their employment period to December 31, 2008. They otherwise contain substantially the same provisions as the replaced agreements, including annual bonuses at the discretion of the Board and non-competition and confidentiality covenants. The Board awarded a $10,000 bonus to each of Ms. Santos and Mr. Nichols on December 4, 2006 which was paid on December 31, 2006.

          In connection with the Altamira acquisition, Altamira entered into a two-year employment agreement with Mr. Brookman March, who was Altamira's Vice President and a director, employing him currently as Director of Marketing and Operations. The employment agreement provides for a two year term with Altamira having two one-year renewal options, at a salary of $110,000 per annum during the initial two year term to be increased by 2% during each renewal period plus adjustments based on annual increases in the consumer price index. Mr. March is the husband of Grace S. Morin, a Director of the Company and the former principal stockholder of Altamira, who received on the date of acquisition $361,440 in cash, 112,950 shares of the Common Stock of the Company and the right to receive 90.36% of 5% as adjusted, of the net sales of Altamira during five periods described under Item 1. "Description of Business-General". In addition, Ms. Morin received an additional $39,800 cash payment under a separate agreement related to the acquisition (See Item 12).

Directors' Compensation

                     DIRECTORS' COMPENSATION
____________________________________________________________________
                                          Non-
                                          Equity
            Fees                          Incentive
            Earned                        Plan
            or Paid    Stock     Option   Comp-
            in Cash    Awards    Awards   ensation
Name        ($)        ($)       ($)      ($)
(a)         (b)        (c)       (d)      (e)
_____________________________________________________________________
Arthur M.
Borden      7,250      0              0    0

Joseph G.
Cremonese  17,000      0         10,100    0

Joseph I.
Kesselman   7,250      0              0    0

Roger B.
Knowles     7,250      0              0    0

Grace S.
Morin           0      0              0    0

James S.
Segasture   7,250      0              0    0

____________________________________________________________________


                 DIRECTORS' COMPENSATION (CONTINUED)
____________________________________________________________________
            Non-
            qualified
            Deferred    All
            Comp-       Other
            ensation    Comp-
            Earnings    ensation    Total
Name        ($)         ($)         ($)
(a)         (f)         (g)         (h)
____________________________________________________________________

Arthur M.     0          0           7,250
Borden

Joseph G.
Cremonese     0          (1)       27,100(1)

Joseph I.
Kesselman     0           0         7,250

Roger B.
Knowles       0           0         7,250

Grace S.
Morin         0          (2)            0

James S.
Segasture     0           0         7,250

____________________________________________________________________

(1) Mr. Cremonese received additional compensation amounting to $36,200 for fiscal 2007 under a separate agreement with the Company for marketing consulting services as described in Item 12.

(2) Ms. Morin, as an employee-director does not receive director compensation; however, since November 30, 2006, she received
$41,000 in compensation as an employee of Altamira.


          As of April 1, 2007, the Company increased its quarterly fee from $750 to $1,500 and the fee for each meeting attended from $500 to $1,000. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Joseph I. Kesselman as Chairman of the Board until February 2006 received $750 per month, and Mr. Joseph G. Cremonese, as Chairman of the Board, since February 2006 received $750 per month until April when the monthly fee was increased to $1,000. During fiscal 2007, the fees to non-employee Directors aggregated $46,000.

          Pursuant to the Company's 1992 Stock Option Plan
("1992 Plan") options to purchase 3,000 shares of Common Stock at the then fair market value were granted to each non-employee director who was on the Board of Directors on the first business day of each March, in 1993, 1994, 1995, and 1996, namely Messrs. Borden, Kesselman, Knowles and Segasture. In addition, in December 1997 and through December 2002 the Board of Directors granted under the 1992 Plan annually options to purchase 4,000 shares of Common Stock to each of them exercisable at the fair market value on the date of grant. Accordingly, as of June 30, 2007, the Company had granted under the 1992 Plan to the foregoing four non-employee Directors options to purchase an aggregate of 128,000 shares of Common Stock, or options to purchase 32,000 shares of Common Stock for each. The fair market value per share of Common Stock on the dates of grant ranged from $0.50 for options granted in 1993 to $2.40 in 2002. As of June 30, 2007, options under the 1992 Plan with respect to 68,000 shares had been exercised by the Directors. In addition, they had exercised options with respect to 48,000 shares granted to them prior to the adoption of the 1992 Plan.

          Under the Company's 2002 Plan, none of the Directors at the time of the adoption by the Board of Directors of the 2002 Plan (subsequently approved by stockholders) were eligible to receive option grants. Mr. Joseph G. Cremonese who was elected Director at the 2002 Annual Meeting of Stockholders, was granted on December 1, 2003 an option to purchase 5,000 shares of Common Stock at the fair market value of $1.35 per share, and, on February 20, 2007 an option to purchase 5,000 shares of Common Stock at the fair market value of $3.10 per share was granted to him.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

          The following table sets forth, as of June 30, 2007, the number of shares of Common Stock beneficially owned by (i) the persons known to the Company to be the owners of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except for Mr. Kleiman, the address for each of the following is c/o Scientific Industries, Inc., 70 Orville Drive, Bohemia, New York 11716.

                        Amount and
Name                    Nature of Beneficial Ownership   % of Class
____________________________________________________________________

Lowell A. Kleiman       139,581(1)                         12.2%
16 Walnut Street
Glen Head, NY 11545

Arthur M. Borden         60,740(2)                         5.2%
Joseph G. Cremonese      31,410(3)                         2.7%
Joseph I. Kesselman      64,120(4)                         5.5%
Roger B. Knowles         25,595(5)                         2.2%
Grace S. Morin          112,950                            9.9%
James S. Segasture      187,250(6)                        16.3%
Helena R. Santos         18,000(7)                         1.6%
Robert P. Nichols        27,800(8)                         2.4%

All directors and
executive officers as
a group (8 persons)     527,865(9)                        42.4%

(1) Based on information reported in his Schedule 13D filed with the Securities and Exchange Commission on October 30, 2002.
(2)  Includes 20,000 shares issuable upon exercise of options.
(3) 21,410 shares are owned jointly with his wife and 10,000 shares are issuable upon exercise of options.
(4) Includes 20,000 shares issuable upon exercise of options and 735 shares of Common Stock owned jointly with his wife and 4,000 shares owned by his wife.
(5) Includes 20,000 shares issuable upon exercise of options, 4,258 shares owned by his wife, and 1,337 shares owned by a trust of which he is a trustee, beneficial ownership of which is disclaimed by him.
(6) Includes 4,000 shares issuable upon exercise of options and 493 shares owned by his wife.
(7)  Includes 5,000 shares issuable upon exercise of options.
(8)  Includes 25,000 shares issuable upon exercise of options.
(9)  includes 100,000 shares issuable upon exercise of options.


               EQUITY COMPENSATION PLAN INFORMATION
_________________________________________________________________

                  Number of Securities
                  to be Issued Upon    Weighted-Average
                  Exercise of          Exercise Price of
                  Outstanding Options, Outstanding Options,
                  Warrants and Rights  Warrants and Rights ($)
Plan Category          (a)                 (b)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders      104,001             1.62

Equity
Compensation
plans not approved
by security holders      N/A               N/A

Total                 104,001             1.62
_________________________________________________________________


         EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)
_________________________________________________________________



                  Number of Securities
                  Remaining Available
                  for
                  Future Issuance
                  Under
                  Equity Compensation
                  Plans (Excluding
                  Securities Reflected
                  in Column (a)
Plan Category          (c)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders      101,334

Equity
Compensation
plans not approved
by security holders      N/A

Total                 101,334
_________________________________________________________________


Item 12.  Certain Relationships and Related Transactions.

          Mr. Joseph G. Cremonese, who was first elected a Class C Director at the Annual Meeting of Stockholders in November 2002 or his affiliate, Laboratory Innovation Company, Ltd., have been providing independent marketing consulting services to the Company for approximately nine years. The services have been rendered since January 1, 2003 pursuant to a consulting agreement which was amended and restated for a second time in March 2007. The agreement as amended and restated provides that Mr. Cremonese and his affiliate render, at the request of the Company, through December 31, 2008 marketing consulting services of at least 60, but not more than 96 days per year at the rate of $600 per day with a monthly payment of $3,000, with the Company's obligation reduced to the extent the consulting services are less than 60 days for the 12 month period. The agreement contains confidentiality and non-competition covenants. During fiscal 2007, the Company paid an aggregate of $2,900 for the consulting services.

          The Company and sellers of the Altamira capital stock (including Grace S. Morin who owned 90.36% of such capital stock and is a director of the Company) to the Company have agreed to the filing by the Company of an election under Section 338 of the Internal Revenue Code ("Code") to treat the acquisition as a purchase for tax purposes within the meaning of the Code. Accordingly, the Company has agreed to reimburse these sellers for any tax consequences resulting from such election. Accordingly, in September 2007, the Company paid Ms. Morin, Mr. Chandler and Ms. Haught $39,800, $1,100 and $1,100, respectively, in reimbursement. In connection with the Altamira transaction, the Company agreed to have Altamira continue to employ Ms. Morin, who was founder and President of Altamira, for up to 90 days.
However, due to operational needs, she is currently employed on a part-time basis since May 1, 2007 to supervise the on-site administrative duties.


Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

          Exhibits to this report are listed in the Exhibit
Index at the end of this report.


(b) Reports on Form 8-K

          There were no reports filed on Form 8-K during the three months ended June 30, 2007.

Item 14.  Principal Accountant Fees and Services.

          The Company incurred for the services of Nussbaum Yates Berg Klein & Wolpow, LLP (formerly Nussbaum, Yates & Wolpow, P.C.): audit fees (including for preparation of the Company's corporate tax returns) of approximately $39,000 and $28,500 in connection with the audit of the Company's financial statements for fiscal 2007 and fiscal 2006, respectively; $4,500 and $2,850 in connection with the quarterly reviews for fiscal 2007 and fiscal 2006, respectively, and $39,900 in fiscal 2007 for additional services rendered in connection with the acquisition of Altamira Instruments, Inc. There were no other audit related fees or other fees paid to the firm.

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





Date:  September 28, 2007

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                         Date


/s/ Arthur M. Borden        Director                 September 28, 2007
Arthur M. Borden

/s/ Joseph G. Cremonese     Chairman of the Board    September 28 2007
Joseph G. Cremonese

/s/ Joseph I. Kesselman     Director                 September 28, 2007
Joseph I. Kesselman

/s/ Roger B. Knowles        Director                 September 28, 2007
Roger B. Knowles

/s/ Grace S. Morin          Director                 September 28, 2007
Grace S. Morin

/s/ James S. Segasture      Director                 September 28, 2007
James S. Segasture




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

     10        Material Contracts:

     10(a) Lease between Registrant and AIP Associates, predecessor -in-interest of current lessor, dated October, 1989 with respect to Company's offices and facilities.
               (Filed as Exhibit 10(a) to the Company's Form 10-KSB filed on September 28, 2005 and incorporated by reference thereto).

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

     10(b)-2 Employment Agreement dated December 29, 2006, by and between the Company and Ms. Santos (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on December 29, 2006, and incorporated by reference thereto).

     10(c) Employment Agreement dated January 1, 2003, by and between the Company and Mr. Nichols (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on January 22, 2003, and incorporated by reference thereto).

     10(c)-1 Employment Agreement dated September 1, 2004, by and between the Company and Mr. Nichols (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on September
               1, 2004, and incorporated by reference thereto).

     10(c)-2 Employment Agreement dated December 29, 2006, by and between the Company and Mr. Nichols (Filed as Exhibit
               10A-1 to the Company's Current Report on Form 8-K filed on December 29, 2006, and incorporated by reference thereto).

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

     10(d)-2 Consulting Agreement dated March 15, 2007, by and between the Company and Mr. Cremonese and Laboratory Innovation Company Ltd., (Filed as Exhibit 10A-1 to the Company's Current report on Form 8-K filed on March 16, 2007, and incorporated by reference thereto).

     10(e) Sublicense from Fluorometrix Corporation (Filed as Exhibit 10(a)1 to the Company's Current Report on Form 8-K filed on June 14, 2006, and incorporated by reference thereto).

     10(f) Stock Purchase Agreement, dated as of November 30, 2006, by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

     10(g) Escrow Agreement, dated as of November 30, 2006, by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (filed as Exhibit 10(a) to the Company's current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

     10(h) Registration Rights Agreement, dated as of November 30, 2006, by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (filed as Exhibit 10(b) to the Company's current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

     10(i) Employment Agreement, dated as of November 30, 2006, between Altamira Instruments, Inc. And Brookman P. March (Filed as
               Exhibit 10(c) to the Company's Current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

     10(j) Indemnity Agreement, dated as of April 13, 2007 by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler.

     10(k) Lease between Altamira Instruments, Inc. And Allegheny Homes, LLC, with respect to the Company's Pittsburgh, Pennsylvania facilities.

     14        Code of Ethics

     21        Subsidiaries of the Registrant

               Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned inactive subsidiary of the Company.

               Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November 30, 2006.

     31.1      Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 302 of
               Sarbanes-Oxley Act of 2002.

     32.1      Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 906 of
               Sarbanes-Oxley Act of 2002.



____________________________________________________________________












	            SCIENTIFIC INDUSTRIES, INC.
	                AND SUBSIDIARIES

	         YEARS ENDED JUNE 30, 2007 AND 2006

	  CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
	   INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	        YEARS ENDED JUNE 30, 2007 AND 2006



	                     CONTENTS




                                                           Page
                                                           ----

Report of Independent Registered Public Accounting Firm	F-1


Consolidated financial statements:

	Balance sheets                                        F-2

	Statements of income                                  F-3

	Statements of shareholders' equity                    F-4

	Statements of cash flows                              F-5

	Notes to financial statements                     F-6 - F-23

	Report of Independent Registered Public Accounting Firm
	-------------------------------------------------------


Board of Directors and Shareholders
Scientific Industries, Inc. and Subsidiaries
Bohemia, New York

We have audited the consolidated balance sheets of Scientific Industries, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.



/s/ Nussbaum Yates Berg Klein & Wolpow
______________________________________

Nussbaum Yates Berg Klein & Wolpow, LLP
Melville, New York


September 27, 2007

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

	            JUNE 30, 2007 AND 2006


                          ASSETS


                                              2007          2006
                                           ----------   ----------
Current assets:
  Cash and cash equivalents                $  388,700   $  227,700
  Investment securities                       718,000    1,168,200
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $11,600 in 2007 and 2006               750,800      313,900
  Inventories                               1,289,600      930,300
  Prepaid and other current assets             61,200      103,900
  Deferred taxes                               25,600       25,500
                                           ----------   ----------
        Total current assets                3,233,900    2,769,500

Property and equipment, net                   247,300      122,100

Intangible assets, net                        596,800       40,200

Goodwill                                       13,400         -

Other                                          45,700       38,700
                                           ----------   ----------
        Total assets                       $4,137,100   $2,970,500
                                           ==========   ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $  231,900   $   68,100
  Customer advances                           147,600         -
  Accrued expenses and taxes                  393,900      212,300
                                           ----------   ----------
        Total current liabilities             773,400      280,400
                                           ----------   ----------
Deferred taxes                                  7,600        3,200
                                           ----------   ----------
Commitments and contingencies

Shareholder's equity:
  Common stock,  $.05 par value;
    authorized 7,000,000 shares; issued
    1,165,154 and 1,020,154 shares in
    2007 and 2006                             58,200        51,000
  Additional paid-in capital               1,428,900     1,010,500
  Accumulated other comprehensive loss,
    unrealized holding loss on investment
    securities                                (9,900)      (11,500)
  Retained earnings                        1,931,300     1,689,300
                                           ---------     ---------
                                           3,408,500     2,739,300
  Less common stock held in treasury
    at cost, 19,802 shares                    52,400        52,400
                                           ---------     ---------
         Total shareholders' equity        3,356,100     2,686,900
                                           ---------     ---------
         Total liabilities and
           shareholders' equity           $4,137,100    $2,970,500
                                          ==========    ==========

         See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	         CONSOLIDATED STATEMENTS OF INCOME

	        YEARS ENDED JUNE 30, 2007 AND 2006


                                             2007         2006
                                          ----------   ----------

Net sales                                 $4,880,000   $3,465,200

Cost of sales                              2,924,300    1,766,700
                                          ----------   ----------
Gross profit                               1,955,700    1,698,500
                                          ----------   ----------
Operating expenses:
  General and administrative                 880,100      718,900
  Selling                                    393,500      238,200
  Research and development                   302,100      316,500
                                          ----------   ----------
                                           1,575,700    1,273,600
                                          ----------   ----------
Income from operations                       380,000      424,900
                                          ----------   ----------
Other income:
  Interest income                             43,900       34,600
  Other income, net                           11,200        9,500
                                          ----------   ----------
                                              55,100       44,100
                                          ----------   ----------
Income before income taxes                   435,100      469,000
                                          ----------   ----------
Income tax expense:
  Current                                    118,800      123,600
  Deferred                                     4,300       23,700
                                          ----------   ----------
                                             123,100      147,300
                                          ----------   ----------
Net income                                $  312,000   $  321,700
                                          ==========   ==========
Basic earnings per common share           $      .29   $      .32
                                          ==========   ==========
Diluted earnings per common share         $      .27   $      .30
                                          ==========   ==========
Weighted average common shares
  outstanding                              1,075,878      991,809
                                          ==========   ==========
Weighted average common shares
  outstanding, assuming dilution           1,140,751    1,068,445
                                          ==========   ==========


       See notes to consolidated financial statements.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	             YEARS ENDED JUNE 30, 2007 AND 2006

                            Common Stock     Additional Accumulated
                            ______________   Paid-in    Other Compr-
                            Shares  Amount   Capital    ehensive Loss
                           _______  _______  ________   _____________

Balance, July 1, 2005    1,000,009  $50,000  $ 991,200   $	(7,600)

Net income                    -       -           -            -

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -        -          -         (6,400)
 Less reclassification
  adjustment for loss
  included in net income      -        -          -          2,500
 Change in net unrealized
  holding loss                -        -          -            -

Comprehensive income          -        -          -            -

Exercise of stock options
 and warrant                20,145    1,000     12,500         -

Income tax benefit of
 stock options exercised      -        -         6,800         -

Cash dividend paid, $.09
 per share                    -        -          -            -
                          _________  _______  __________  ___________
Balance, June 30, 2006    1,020,154   51,000   1,010,500    (11,500)

Net income                    -       -           -            -

Other comprehensive loss:
 Unrealized holding gain
  arising during period       -        -          -           1,800
 Plus reclassification
  adjustment for gain
  included in net income      -        -          -            (200)
 Change in net unrealized
  holding loss                -        -          -            -

Comprehensive income          -        -          -            -

Exercise of stock options   20,000    1,000     32,200         -

Issuance of common stock
  in connection with
  acquisition              125,000    6,200    380,000         -

Stock-based compensation      -        -         5,100         -

Income tax benefit of
 stock options exercised      -        -         1,100         -

Cash dividend paid, $.07
 per share                    -        -          -            -
                          _________  _______  __________  ___________
Balance, June 30, 2007    1,165,154  $58,200  $1,428,900  $ ( 9,900)
                          =========  =======  ==========  ===========

         See notes to consolidated financial statements.


               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

	             YEARS ENDED JUNE 30, 2007 AND 2006

                          Retained      Treasury Stock    Shareholders'
                                        ______________
                          Earnings      Shares  Amount    Equity
                          ________      ______  ______    ____________

Balance, July 1, 2005   $1,456,700      19,802  $52,400   $  2,437,900
                                                          ____________
Net income                 321,700        -       -            321,700
                                                          ____________
Other comprehensive loss:
 Unrealized holding loss
  arising during period       -           -       -            (6,400)
 Less reclassification
  adjustment for loss
  included in net income      -           -       -             2,500
                                                          ____________
 Change in net unrealized
  holding gain                -           -       -            (3,900)
                                                          ____________
Comprehensive income          -           -       -           317,800
                                                          ____________

Exercise of stock options     -           -       -            13,500
 and warrant
Income tax benefit of
 stock options exercised      -           -       -             6,800

Cash dividend paid, $.09
 per share                 (89,100)       -       -           (89,100)
                        ___________   _______   _______   ____________
Balance, June 30, 2006   1,689,300    19,802    52,400      2,686,900

Net income                 312,000      -          -          312,000
                                                          ___________
Other comprehensive loss:
 Unrealized holding gain
  arising during period       -         -          -            1,800
 Plus reclassification
  adjustment for gain
  included in net income      -         -          -             (200)
                                                          ____________
 Change in net unrealized
  holding loss                -         -          -            1,600
                                                          ____________
Comprehensive income          -         -          -          313,600
                                                          ____________
Exercise of stock options     -         -          -           33,200

Issuance of common stock
  in connection with
  acquisition                 -         -          -          386,200

Stock-based compensation      -         -          -            5,100

Income tax benefit of stock
  options exercised           -         -          -            1,100

Cash dividend paid, $.07
 per share                (70,000)      -          -          (70,000)
                         _________   _______   _______     __________
Balance, June 30, 2007  $1,931,300    19,802   $52,400     $3,356,100
                        ==========   =======   =======     ==========

            See notes to consolidated financial statements.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	           CONSOLIDATED STATEMENTS OF CASH FLOWS

	             YEARS ENDED JUNE 30, 2007 AND 2006


                                                 2007        2006
                                              ---------   ---------
Operating activities:
  Net income                                  $ 312,000   $ 321,700
                                              ---------   ---------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     (Gain) loss on sale of investments            (200)      2,500
     Depreciation and amortization              150,100      78,100
     Deferred income taxes                        4,300      23,700
     Income tax benefit of stock options
       exercised                                  1,100       6,800
     Stock-based compensation                     5,100        -
     Changes in assets and liabilities,
       net of effect of acquisition:
         Trade accounts receivable             (319,600)    136,700
         Inventories                             24,900    (129,900)
         Prepaid and other current assets        50,300     (46,100)
         Other assets                            18,100       1,300
         Accounts payable                       (75,100)    (14,300)
         Customer advances                     (104,200)       -
         Accrued expenses and taxes             126,700     (24,900)
         Deferred compensation                  (21,400)    (19,400)
                                               ---------   ---------
           Total adjustments                   (139,900)     14,500
                                               ---------   ---------
           Net cash provided by operating
             activities                         172,100     336,200
                                               ---------   ---------
Investing activities, net of effect of acquisition:
  Acquisition of Altamira Instruments, Inc.,
    net of cash acquired                       (346,500)       -
  Purchase of investment securities,
    available for sale                          (23,700)   (344,500)
  Redemption of investment securities,
    available for sale                          475,700     123,600
  Redemption of investment securities,
    held to maturity                               -         72,300
  Capital expenditures                          (65,000)    (38,000)
  Purchase of intangible assets                 (14,800)    (30,200)
                                               ---------   ---------
           Net cash provided by (used in)
             investing activities                25,700    (216,800)
                                               ---------   ---------
Financing activities:
  Proceeds from exercise of stock options        33,200      13,500
  Cash dividend paid                            (70,000)    (89,100)
                                               ---------   ---------
           Net cash used in financing
             activities                         (36,800)    (75,600)
                                               ---------   ---------
Net increase in cash and cash equivalents       161,000      43,800

Cash and cash equivalents, beginning of year	227,700     183,900
                                               ---------   ---------
Cash and cash equivalents, end of year        $ 388,700   $ 227,700
                                              =========   ==========

Supplemental disclosures of cash flow information:
  Cash paid for income taxes                  $ 126,400   $  75,100
                                              =========   ==========

Non-cash financing activity:
  See Note 2 for stock issued in connection with 2007
    acquisition and Note 12 for exercise of warrants in 2006

        See notes to consolidated financial statements.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	              YEARS ENDED JUNE 30, 2007 AND 2006




1.    Summary of Significant Accounting Policies
      __________________________________________

	Nature of Operations

Scientific Industries, Inc. and its subsidiaries (the "Company") design, manufacture, and market a variety of benchtop laboratory equipment and catalyst research instruments. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment for research and, since November 30, 2006, has a location in Pittsburgh, Pennsylvania, where it produces a variety of custom-made catalyst research instruments. The equipment sold by the Company includes mixers, shakers, stirrers, refrigerated incubators, catalyst characterization instruments, reactor systems and high throughput systems.

	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging
Industries, Inc., an inactive wholly-owned subsidiary and, since November 30, 2006 (date of acquisition), Altamira Instruments, Inc. ("Altamira") a Delaware corporation and wholly-owned subsidiary (all collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

	Revenue Recognition

	Revenue is recognized when all the following criteria are met:

      .	Receipt of a written purchase order agreement which is binding on the customer.
      .	Goods are shipped and title passes.
      .	Prices are fixed.
      .	Collectibility is reasonably assured.
      .	All material obligations under the agreement have been
            substantially performed.

All orders are F.O.B. shipping point, all sales are final without right of return or payment contingencies, and there are no special sales arrangements or agreements with any customers.

	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
At certain times, the Company maintains balances in accounts in excess of the $100,000 FDIC insurance coverage.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	              YEARS ENDED JUNE 30, 2007 AND 2006



1.    Summary of Significant Accounting Policies (Continued)
      ______________________________________________________

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

	Customer Advances

In the ordinary course of business, customers of Altamira may prepay monies for purchase orders issued to the Company. Such amounts are categorized as liabilities under the caption customer advances.

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

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	              YEARS ENDED JUNE 30, 2007 AND 2006



1.    Summary of Significant Accounting Policies (Continued)
      ______________________________________________________

	Intangible Assets

Intangible assets consist of acquired technology, customer relationships, non-compete agreements, patents, licenses, trademarks and trade names. All intangible assets are amortized on a straight-line basis over 5 years, except for customer relationships which are amortized on an accelerated (declining-balance) basis over their estimated useful lives. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization.

	Goodwill

Goodwill represents the excess purchase price over the fair value of acquired net assets and in accordance with Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets," is tested for impairment annually, or earlier, if indicators of impairment exist. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. The Company performed an assessment to determine whether goodwill was impaired at June 30, 2007 and determined that there was no impairment to its goodwill balance.

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

	Income Taxes

The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred income taxes result principally from the timing of the deductibility of the rent accrual, deferred compensation paid, and the use of accelerated methods of depreciation and amortization for tax purposes.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	              YEARS ENDED JUNE 30, 2007 AND 2006



1.    Summary of Significant Accounting Policies (Continued)
      ______________________________________________________

	Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $36,200 and $39,100 for the years ended June 30, 2007 and 2006.

	Stock Compensation Plan

During the year ended June 30, 2003, the Company established a ten-year stock option plan (the "2002 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus to the extent that options previously granted under the 1992 Stock Option Plan of the Company (the "Prior Plan") expire or terminate for any reason without having been exercised, then options exercisable for that same number of shares of Common Stock, up to a maximum of one hundred sixty one thousand (161,000) shares, may be granted pursuant to the 2002 Plan. The 2002 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2002 Plan. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options are to be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The 2002 Plan also stipulates that none of the then members of the Board of Directors shall be eligible to receive option grants under the 2002 Plan. The Prior Plan provided that each non-employee member of the Board of Directors be granted, annually commencing March 1993, for a period of four years, a ten-year option to purchase 3,000 shares of Common Stock at the fair market value on the date of grant and commencing annually in December 1997, for as long as director, a ten-year option to purchase 4,000 shares of Common Stock at the fair market value on the date of grant. No options have been granted to such directors of the Company since December 2001. The options expire at various dates through February 2017. At June 30, 2007, 101,334 shares of Common Stock were available for grant under the 2002 Plan and the Prior Plan.

Through the year ended June 30, 2006, the Company had elected to account for its employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense was recognized for options granted under fixed plans when the option price was not less than the fair market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share, however, was required under SFAS No. 123, "Accounting for Stock-Based Compensation," for entities continuing to apply APB No. 25. For disclosure purposes, the Company has estimated the fair value of its employee stock options on the date of grant using the Black-Scholes option pricing model. There were no options granted in 2006.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	              YEARS ENDED JUNE 30, 2007 AND 2006


1.    Summary of Significant Accounting Policies (Continued)
      ______________________________________________________

      Stock Compensation Plan (Continued)

Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income and earnings per share for the year ended June 30, 2006 would have been reduced to the pro forma amounts indicated below:


Net income:
    As reported                         $ 321,700
    Pro forma                             320,600

Basic earnings per share:
    As reported                         $     .32
    Pro forma                           $     .32

Diluted earnings per share:
    As reported                         $     .30
    Pro forma                           $     .30

Stock-based employee compensation cost,
    net of related tax effects, included
    in the determination of net income
    as reported                         $     -


Any stock-based compensation transaction subsequent to June 30, 2006 is accounted for using SFAS No. 123R, "Share-Based Payment". This statement, issued on December 16, 2004 by the Financial Accounting Standards Board, requires compensation costs related to stock-based payment transactions to be recognized commencing with the first reporting period in the Company's fiscal year ended June 30, 2007.
With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. Statement 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25.
During the year ended June 30, 2007, the Company granted 5,000 options that had a fair value of $10,100 to a director who is affiliated with a consultant to the Company. The fair value of the options was determined using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The weighted-average assumptions used were an expected life of 10 years; risk-free interest rate of 4.69%; volatility of 69%; and a dividend yield of 6%. The weighted-average value of the options granted in 2007 was $2.02 and stock-based compensation costs were $5,100 for the year ended June 30, 2007. Stock-based compensation costs related to non-vested awards are $5,000 to be recognized over the next two years.

The Company did not grant any options or warrants as compensation for goods or services to non-employees for the years ended June 30, 2007 and 2006.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	              YEARS ENDED JUNE 30, 2007 AND 2006

1.    Summary of Significant Accounting Policies (Continued)
      ______________________________________________________

	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported
in the financial statements and accompanying notes.   The accounting estimate
that requires management's most difficult and subjective judgment includes the valuation of inventory. The actual results experienced by the Company may differ materially from management's estimates.

	Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options and warrants, if any.

	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement ("SFAS") No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken. It also provides for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN No.
48 is effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the effect of adopting FIN 48 and does not expect it to have a material effect on the Company's consolidated financial statements.

2.    Acquisition
      ___________

On November 30, 2006, the Company acquired all of the outstanding capital stock of Altamira. The acquisition was pursuant to a Stock Purchase Agreement dated as of November 30, 2006 (the "Agreement") whereby the Company paid or issued to the sellers $400,000 in cash and 125,000 shares of the Company's Common Stock and agreed to make additional cash payments equal to 5%, subject to possible adjustment, of the net sales of Altamira for each of five periods - December 1, 2006 to June 30, 2007, each of the fiscal years ending June 30, 2008, 2009, and 2010, and July 1, 2010 to November 30, 2010.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	              YEARS ENDED JUNE 30, 2007 AND 2006


2.    Acquisition (Continued)
      _______________________

Altamira's principal customers are universities, government laboratories, and chemical and petrochemical companies. The instruments, which are customizable to the customers' specifications, are sold on a direct basis.

In conjunction with the acquisition of Altamira, management of the Company, with the assistance of an independent valuation firm, valued the tangible and intangible assets acquired, including goodwill, customer relationships, non-compete agreements, and certain technology, trade names and trademarks. The carrying amounts of goodwill and other intangible assets are presented in Note 7, "Goodwill and Other Intangible Assets" which represent the valuations performed in conjunction with the acquisition.
In addition, other fair market value adjustments were made in conjunction with the acquisition, primarily adjustments to property and equipment, and inventory. Under a separate agreement with the sellers, the Company made an election to treat the acquisition of Altamira stock as a purchase of assets for tax purposes, which resulted in approximately an additional $42,000 to be paid to the sellers for their additional tax burden as a result of this election which has been treated as part of the cost of the acquisition (see Note 7).

The acquisition was recorded under the purchase method of accounting. The net purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The allocation of the net purchase price as adjusted for the items described above is as follows:


                Current assets         $    734,000
                Property and equipment      140,300
                Non-current assets           25,100
                Goodwill                     13,400
                Other intangible assets     639,000*
                Current liabilities        (561,900)
                                       _____________
                Net purchase price     $    989,900
                                       =============


*Of the $639,000 of other intangible assets, $237,000 was allocated to customer relationships with a weighted-average estimated useful life of 10 years, $300,000 was allocated to technology including trade names and trademarks with a useful life of 5 years, and $102,000 was allocated to a non-compete agreement with a useful life of 5 years. The amount allocated to the customer relationships is being amortized on an accelerated (declining balance) method and the other intangibles are being amortized on a straight-line basis.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	              YEARS ENDED JUNE 30, 2007 AND 2006

2.    Acquisition (Continued)
      _______________________

Pro Forma Results

The unaudited pro forma condensed financial information in the table below summarizes the results of operations of Scientific Industries, Inc. ("Scientific") and Altamira, on a pro forma basis, as though the companies had been consolidated as of the beginning of each of the fiscal years presented. The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the beginning of each fiscal year:



                                   2007               2006
                              ___________        ___________

Net sales                     $ 5,905,300        $ 4,944,400

Net income                        388,400            218,100

Net income per share - basic  $       .34        $       .20

Net income per share - diluted        .33                .18

3.    Segment Information and Concentrations
      ______________________________________

As a result of the acquisition of Altamira, the Company now views its operations as two segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors ("benchtop laboratory equipment operations"), and the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies sold on a direct basis ("catalyst research instruments operations"). Substantially all of the management and employees of Altamira were retained following the acquisition.

Segment information is reported as follows:


                       Benchtop     Catalyst    Corporate
                       Laboratory   Research    and
                       Equipment    Instruments Other     Consolidated
                       __________   ___________ _________ ____________

June 30, 2007:

  Net Sales            $3,558,100  $1,321,900  $    -     $4,880,000

  Foreign Sales         1,659,500     582,700       -      2,242,200

  Segment Profit (Loss)   495,600     (60,500)      -        435,100

  Segment Assets        2,050,100   1,329,900    757,100   4,137,100

  Long-Lived Assets
    Expenditures           72,000       7,800       -         79,800

  Depreciation and
    Amortization           51,300      98,800       -        150,100

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	              YEARS ENDED JUNE 30, 2007 AND 2006


3.    Segment Information and Concentrations (Continued)
      __________________________________________________

There was only one reportable segment, the benchtop laboratory equipment operations, for the year ended June 30, 2006.

Certain information relating to the Company's export sales and principal customers is as follows:


                                                 2007         2006
                                              ___________  ___________

  Export sales (principally Europe and Asia) $ 2,242,200 $ 1,514,400 Customers in excess of 10% of net sales:
    Largest in 2007, second largest in 2006       766,700      586,700
    Largest in 2006                                  -         703,000
    Second largest in 2007, third largest in 2006 355,600      353,500


Accounts receivable from these customers amounted to approximately 13% and 42% of total accounts receivable at June 30, 2007 and 2006.

During the fourth quarter of fiscal 2006, the Company's then principal customer and distributor advised the Company that it would no longer market and buy the Company's products. Sales to this customer accounted for approximately 20% of net sales for fiscal 2006 and none for 2007.

The Company purchased approximately 17% and 44% of inventory from one supplier for the years ended June 30, 2007 and 2006.

4.    Investment Securities
      _____________________

Details as to investment securities are as follows:


                                   Gross Cost or             Unrealized
                                     Amortized	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________  ____________

At June 30, 2007:

       Available for sale:
        Equity securities           $    7,800   $  12,500  $   4,700
        Mutual funds                   645,100     630,500    (14,600)
        Callable bonds                  75,000      75,000       -
                                    __________   _________  __________
                                    $  727,900   $ 718,000  $ ( 9,900)
                                    ==========   =========  ==========

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	              YEARS ENDED JUNE 30, 2007 AND 2006


4.    Investment Securities (Continued)
      _________________________________


                                     Gross Cost or           Unrealized
                                     Amortized	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________  ____________

At June 30, 2006:

       Available for sale:
        Equity securities           $    8,300   $   11,300   $   3,000
        Mutual funds                   621,400      606,900     (14,500)
        Callable bonds                 550,000      550,000        -
                                    __________   __________   __________
                                    $1,179,700   $1,168,200   $ (11,500)
                                    __________   __________   __________



5.    Inventories
      ___________


                                            2007             2006
                                        __________       __________
      Raw materials                     $  904,200       $  806,700
      Work-in-process                      302,400            5,200
      Finished goods                        83,000          118,400
                                        __________       __________
                                        $1,289,600       $  930,300
                                        ==========       ==========

6.    Property and Equipment
      ______________________

                      Useful Lives
                         (Years)           2007             2006
                       ____________     __________       __________

Computer equipment          3-5         $ 130,200        $ 126,000
Machinery and equipment	    3-7           439,300          365,400
Furniture and fixtures	    4-10          172,300           88,000
Leasehold improvements	    3-5            51,000           37,700
                                        _________        _________
                                          792,800          617,100
Less accumulated depreciation
  and amortization                        545,500          495,000
                                        _________        _________
                                        $ 247,300        $ 122,100
                                        =========        =========

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	              YEARS ENDED JUNE 30, 2007 AND 2006


7.    Goodwill and Other Intangible Assets
      ____________________________________

In conjunction with the acquisition of Altamira, management of the Company, with the assistance of an independent valuation firm, valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to goodwill of $13,400 at June 30, 2007. The Stock Purchase Agreement provides for contingent future payments to the former shareholders based on net sales of the catalyst research instrument operations subject to certain limits, which are expected to be earned and paid. Additional consideration earned based upon sales through June 30, 2007 amounted to approximately $66,000.

The components of intangible assets are as follows:

                         Useful             Accumulated
                         Lives    Cost      Amortization   Net
                         ______   ________  ____________   ____________

At June 30, 2007:

  Technology              5 yrs.  $300,000  $  35,000      $ 265,000
  Customer relationships 10 yrs.   237,000     37,200        199,800
  Non-compete agreement   5 yrs.   102,000     11,900         90,100
  Other intangible assets 5 yrs.   110,300     68,400         41,900
                                  ________  _________      _________
                                  $749,300  $ 152,500      $ 596,800
                                  ========  =========      =========

                         Useful             Accumulated
                         Lives    Cost      Amortization   Net
                         ______   ________  ____________   ____________

At June 30, 2006:

  Other intangible assets 5 yrs.  $114,400  $  74,200      $  40,200
                                  ========  =========      =========

	Total amortization expense was $97,200 and $8,700 in 2007 and 2006.

                SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	               YEARS ENDED JUNE 30, 2007 AND 2006



7.    Goodwill and Other Intangible Assets (Continued)
      ________________________________________________

Estimated future intangible assets amortization expense, based on current balances, as of June 30, 2007 is as follows:

                      Fiscal Years
                      ____________
                         2008             $	138,900
                         2009                   130,300
                         2010                   118,600
                         2011                   106,800
                         2012                    49,900
                       Thereafter                52,300
                                          _____________
                                          $	596,800
                                          =============


8.    Bank Line of Credit
      ___________________

The Company has an available $200,000 secured bank line of credit which bears interest at prime collateralized by all the assets of the Company. The Company did not utilize this credit line during the years ended June 30, 2007 and 2006. To support the line of credit, the Company would be required to maintain 20% of the credit line in average monthly balances.

9.    Employee Benefit Plan
      _____________________

The Company has a 401(k) profit sharing plan covering the Benchtop Laboratory Operations employees and as a result of the acquisition of Altamira, a second 401(k) profit sharing plan covering the Altamira employees. Both plans provide for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The first plan provides for company matching of 50% of each participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation, while the Altamira plan provides for matching the employee contributions up to 4% of their compensation. Total employer matching contributions amounted to $17,700 and $9,500 for the years ended June 30, 2007 and 2006, respectively.

                SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	               YEARS ENDED JUNE 30, 2007 AND 2006


10.    Commitments and Contingencies
       _____________________________

	 Leases

The Company is obligated through January 2010 under a noncancelable operating lease for its Bohemia, New York premises, which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a straight-line basis, is approximately $182,800 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $203,400 in 2007 and $199,500 in 2006. Accrued rent, payable in future years, amounted to $29,400 and $28,000 at June 30, 2007 and 2006.

The Company is also obligated under a lease for its facility in Pittsburgh, Pennsylvania. The lease, which commenced on August 1, 2006, has a term of five years through July 31, 2011, with an addendum provision for early termination with 180 day notice after two years of occupancy without penalty. The lease requires monthly minimum rental payments of $4,500 for the first two years and $4,700 monthly thereafter, with an option to renew for an additional five years. Total rental expense for the Pittsburgh facility was $31,500 in 2007. There are no other significant expenses related to this lease.

The Company's approximate future minimum rental payments under all leases, assuming exercise of early termination of the Pittsburgh lease, are as follows:

                     Fiscal      Bohemia   Pittsburgh
                     Years      Facility    Facility      Total
                 ____________   ________   __________    ________

                     2008       $186,100    $ 54,000     $240,100
                     2009        193,600      32,900      226,500
                     2010        115,800        -         115,800
                                ________   __________    ________
                                $495,500    $ 86,900     $582,400
                                ========   ==========    ========

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	               YEARS ENDED JUNE 30, 2007 AND 2006


10.   Commitments and Contingencies (Continued)
      _________________________________________

	Employment Contracts

Pursuant to an expired employment contract with its former President, the former President chose that a portion of compensation earned in prior years be deferred to future years. The deferred amounts were placed in a separate investment account and all earnings and losses thereon were for his benefit. As of June 30, 2006, $21,400 was segregated into such an account and was included as an asset. The balance due to him was payable out of (but not secured by) the account, in five equal annual installments as adjusted by market fluctuations commencing after the termination of employment. For the years ended June 30, 2007 and 2006, $22,000 and $21,000, respectively were paid to the former President. There are no additional payments due.

The Company has employment contracts with its President and Executive
Vice President expiring on December 31, 2008, providing for annual base salaries of $120,000 and $115,000, respectively. Each contract provides for a performance bonus at the discretion of the Board of Directors. A cash bonus of $10,000 was paid to each of the two executive officers on December 31, 2006.

In connection with the acquisition of Altamira, the Company entered into an employment agreement with its former Vice President and Director for his services as Director of Marketing and Operations. The agreement provides for a two-year term with the Company having two one-year renewal options, at a salary of $110,000 per annum during the initial two-year term to be increased by 2% during each of the two-year extension periods plus adjustments based on annual increase in the consumer price index. The employment agreement contains non-competition and non-solicitation covenants.

	Other

A financial advisor employed by the Company pursuant to an engagement letter that was not extended by the Company beyond its expiration date of March 31, 2002 asserted a claim against the Company in April 2002 in the amount of $125,000 for alleged services rendered to the Company that were alleged to be outside the scope of the letter. The Company denies engaging the financial advisor for any services outside the scope of the engagement letter or that any amounts are owing to the advisor. The Company's counsel has advised the Company that based on its review of the engagement letter and the Company's denial, it is unlikely that the financial advisor will prevail if it institutes a legal proceeding. Accordingly, no provision for loss has been recorded by the Company at June 30, 2007.

	The Company has a consulting agreement expiring December 31, 2008 with an affiliate of a member of its Board of Directors for marketing consulting services. The agreement provides that the consultant will be paid a monthly fee of $3,000 for a certain number of consulting days as defined in the agreement. Consulting expense related to this agreement amounted to $32,900 and $35,400 for the years ended June 30, 2007 and 2006.

                SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	               YEARS ENDED JUNE 30, 2007 AND 2006



11.   Income Taxes
      ____________

Income taxes for 2007 and 2006 were different from the amounts computed by applying the Federal income tax rate to the income before income taxes due to the following:

                                         2007                2006
                                 __________________  _________________

                                            %of                 % of
                                            Pre-tax             Pre-tax
                                   Amount   Income     Amount   Income
                                 _________  _______  _________  _______

Computed "expected" income tax   $147,900    34.0%    $159,500   34.0%
Research and development
  credits                        ( 11,700)   (2.7)      (6,000)  (1.3)
State income taxes, net of
  Federal effect                   10,700     2.5       11,600    2.5
Other, net                        (23,800)   (5.5)     (17,800)  (3.8)
                                 _________  _______  __________  ______
Actual income taxes              $123,100    28.3%    $147,300   31.4%
                                 =========  =======  ==========  ======

Deferred tax assets and liabilities consist of the following:

                                             2007         2006
                                         __________   __________
Deferred tax assets:
  Amortization of intangibles            $  33,800    $  11,300
  Deferred compensation                       -           7,100
  Rent accrual                              10,000        9,600
  Other                                     25,600       21,900
                                         _________    _________
                                            69,400       49,900

Deferred tax liability:
  Depreciation of property
    and equipment                          (51,400)     (27,600)
                                         __________   __________
Net deferred tax assets                  $  18,000    $  22,300
                                         ==========   ==========

The breakdown between current and long-term deferred tax assets and liabilities is as follows:

                                             2007         2006
                                         __________   __________

Current deferred tax assets              $  25,600    $  25,500
Long-term deferred tax assets               43,800       24,400
Long-term deferred tax liabilities         (51,400)     (27,600)
                                         __________   __________
                                         $  18,000    $  22,300
                                         ==========   ==========

                 SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	               YEARS ENDED JUNE 30, 2007 AND 2006




12.   Stock Options and Warrant
      _________________________

Option activity is summarized as follows:

                                     Fiscal 2007        Fiscal 2006
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year  119,001  $  1.57  131,334   $  1.54
  Granted                           5,000     3.10     -          -
  Exercised                       (20,000)    1.66  (10,666)     1.27
  Forfeited                          -         -     (1,667)     1.20
                                  ________ _______  ________  ________
Outstanding, end of year          104,001     1.62   119,001     1.57
                                  ________ _______  ________  ________
Options exercisable at year-end   101,001  $  1.58   119,001  $  1.57
                                  ________ _______  ________  ________
Weighted average fair value per
  share of options granted
  during fiscal 2007 and 2006              $  3.10            $   -
                                           _______            ________


            As of June 30, 2007                    As of June 30, 2007
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.92-$3.10  63,000       3.32         $  2.04      60,000     $  1.99

$.82-$1.33   41,001       3.25             .98      41,001         .98
            ________                               ________
            104,001                                101,001
            ________                               ________

                 SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	               YEARS ENDED JUNE 30, 2007 AND 2006


12.   Stock Options and Warrant (Continued)
      _____________________________________



                  As of June 30, 2006
            Options Outstanding and Exercisable
            ___________________________________
                        Weighted-
                        Average       Weighted-
Range                   Remaining     Average
Exercise    Number      Contractual   Exercise
Prices      Outstanding Life (Years)  Price
_________   ___________ ____________  _________
$1.25-$2.40   90,000	  3.45          $1.80
 $.82-$.84    29,001	  3.14            .84
             _______
             119,001
             _______

During the year ended June 30, 2006 a stock purchase warrant for 17,390 shares of the Company's common stock issued during 2001 for services was exercised at a price of $1.4375 per share. The exercise was cashless and resulted in the Company issuing 9,479 shares.

13.   Earnings Per Common Share
      _________________________

	Earnings per common share data was computed as follows:

                                             2007         2006
                                         __________   __________
Net income                               $  312,000   $  321,700
                                         __________   __________
Weighted average common shares
  outstanding                             1,075,878      991,809
Effect of dilutive securities,
  stock options (and warrant in 2006)        64,873       76,636
                                         __________   __________
Weighted average dilutive common
  shares outstanding                      1,140,751    1,068,445
                                         __________   __________

Basic earnings per common share          $      .29   $      .32
                                         ==========   ==========
Diluted earnings per common share        $      .27   $      .30
                                         ==========   ==========

                 SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	               YEARS ENDED JUNE 30, 2007 AND 2006



14.   Fair Value of Financial Instruments
      ___________________________________

The financial statements include various estimated fair value information as of June 30, 2007 and 2006, as required by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying value of cash and cash equivalents and investment securities approximates fair market value because of the short maturity of those instruments.

The following table provides summary information on the fair value of significant financial instruments included in the financial statements:

                                      2007                2006
                               ___________________  ___________________
                                         Estimated             Estimated
                               Carrying  Fair       Carrying   Fair
                               Amount    Value      Amount     Value
                               ________  _________  ________   _________
Assets:

  Cash and cash equivalents   $ 388,700  $388,700   $  227,700 $  227,700

  Investment securities
   (Note 3)                   $ 718,000  $718,000   $1,168,200 $1,168,200