Form 10QSB
period 2007-09-30
SCIENTIFIC INDUSTRIES INC
filed 2007-11-14
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                   For quarterly period ended September 30, 2007


      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from________to_________

              Commission File Number:  0-6658

                  SCIENTIFIC INDUSTRIES, INC.
_______________________________________________________________
(Exact name of small business as specified in its charter)

       Delaware                            04-2217279
________________________       __________________________________
(State of incorporation)       (IRS Employer Identification  No.)

                70 Orville Drive, Bohemia, New York 11716
 ________________________________________________________________
             (Address of principal executive offices)

                              (631)567-4700
__________________________________________________________________
                       (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 5, 2007: 1,145,352 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):

    Yes [   ]      No [ x ]

                    PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                 ASSETS

                                                 September 30, 2007
                                                 __________________
Current Assets:
  Cash and cash equivalents                           $  664,500
  Investment securities                                  722,100
  Trade accounts receivable, less allowance for
    doubtful accounts of $11,600                         681,500
  Inventories                                          1,407,100
  Prepaid expenses and other current assets               43,800
  Deferred taxes                                          29,800
                                                       _________
                          Total current assets         3,548,800

Property and equipment at cost, less accumulated
  depreciation of $561,600                               250,400

Intangible assets, less accumulated amortization
   of $192,300                                           560,600

Goodwill                                                  40,400

Other                                                     49,400
                                                      __________
                          Total assets                $4,449,600
                                                      ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    $  376,600
  Customer advances                                      265,200
  Accrued expenses and taxes                             306,500
  Dividends payable                                       80,200
                                                      __________

                          Total current liabilities    1,028,500
                                                      __________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,165,154 issued and outstanding                      58,200
  Additional paid-in capital                           1,429,600
  Accumulated other comprehensive loss, unrealized
    holding loss on investment securities             (   12,100)
  Retained earnings                                    1,997,800
                                                      __________
                                                       3,473,500
  Less common stock held in treasury, at cost,
   19,802 shares                                          52,400
                                                      __________
                                                       3,421,100
                                                      __________
                                                      $4,449,600
                                                      ==========

See notes to unaudited condensed consolidated financial statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                     For the Three Month
                                     Periods Ended
                                     September 30,
                                     ________________________
                                       2007          2006
                                     __________  __________


Net sales                            $1,500,400  $  802,900
Cost of goods sold                      876,000     388,500
                                     __________  __________

Gross profit                            624,400     414,400
                                     __________  __________
Operating Expenses:
 General & administrative               228,000     164,500
 Selling                                123,800      70,300
 Research & development                  60,400      79,300
                                     __________  __________

                                        412,200     314,100
                                     __________  __________
Income from operations                  212,200     100,300

Interest & other
 income, net                             13,000      14,300
                                     __________  __________
Income before income taxes              225,200     114,600
                                     __________  __________
Income tax expense (benefit):
  Current                                94,000      37,000
  Deferred                           (   15,500)       -
                                     __________  __________
                                         78,500      37,000
                                     __________  __________
Net income                           $  146,700  $   77,600
                                     ==========  ==========

Basic earnings per common
 share                                  $  .13      $  .08

Diluted earnings per common
 share                                  $  .12      $  .07

Cash dividends declared
 per common share                       $  .07      $  .07




See notes to unaudited condensed consolidated financial statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     For the Three Month Periods Ended
                                      Sept. 30 , 2007  Sept. 30, 2006
                                      _______________  ______________
Operating activities:
  Net income                                $ 146,700     $   77,600
                                            _________     __________
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization            55,800         13,000
      Deferred income taxes                  ( 15,500)          -
      Stock-based compensation                    700           -
       Changes in assets and liabilities:
         Accounts receivable                   69,300      ( 152,400)
         Inventories                         (117,500)     (  29,700)
         Prepaid expenses and other
          current assets                       17,400         65,200
         Other assets                            -               100
         Accounts payable                     144,700         19,100
         Customer advances                    117,600           -
         Accrued expenses and taxes          (114,400)        61,200
                                            _________     __________
       Total adjustments                      158,100     (   23,500)
                                            _________     __________
       Net cash provided by
        operating activities                  304,800         54,100
                                            _________     __________
Investing activities:
  Purchase of investment securities,
    available-for-sale                       (  6,200)      (  6,000)
  Capital expenditures                       ( 19,200)          -
 Additions to intangible assets              (  3,600)      (  4,200)
                                            _________     __________

       Net cash used in
         investing activities                ( 29,000)      ( 10,200)
                                            _________     __________

Net increase in cash  and cash equivalents    275,800         43,900
Cash and cash equivalents,
  beginning of period                         388,700        227,700
                                            _________     __________
Cash and cash equivalents, end of period    $ 664,500     $  271,600
                                            =========     ==========

Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                              $  50,400      $  36,000


See notes to unaudited condensed consolidated financial statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      General:
      The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2007. The results for the three months ended September 30, 2007, are not necessarily an indication of the results of the full fiscal year ending June 30, 2008.


1.    Significant accounting policies:

      Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary and, since November 30, 2006 (date of acquisition), Altamira Instruments, Inc. ("Altamira"), a Delaware corporation and wholly-owned subsidiary (all collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

2.    Recent Accounting Pronouncements

      In September 2006 the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

      In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement ("SFAS") No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken. It also provides for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. On July 1, 2007 we adopted FIN 48 and the adoption did not result in any adjustments to the Company's consolidated financial statements.

3.   Acquisition of Altamira Instruments, Inc.:

      On November 30, 2006, the Company acquired all of the outstanding capital stock of Altamira. The acquisition was pursuant to a Stock Purchase Agreement dated the same date. The agreement provided for an acquisition consideration of $400,000 in cash and 125,000 shares of the Company's Common Stock and additional cash payments equal to 5%, subject to possible adjustment, of the net sales of Altamira for each of five periods - December 1, 2006 to June 30, 2007, each of the fiscal years ending June 30, 2008, 2009, and 2010, and July 1, 2010 to November 30, 2010. The Company paid $61,000 for the period ended June 30, 2007.

      Under a separate agreement with the sellers, they agreed to permit the Company to treat the acquisition of Altamira stock as a purchase of assets for tax purposes in consideration of which the Company agreed to reimburse them for their additional tax burden. The reimbursement amounted to approximately $42,000. The additional payment was treated as additional acquisition consideration (see Note 9).

      Altamira's principal customers are universities, government laboratories, and chemical and petrochemical companies. The products - catalyst research instruments, which are customizable to the customers' specifications, are sold on a direct basis.

      In conjunction with the acquisition of Altamira, management of the Company, with the assistance of an independent valuation firm, valued the tangible and intangible assets acquired, including goodwill, customer relationships, non-compete agreements, and certain technology, trade names and trademarks. The carrying amounts of goodwill and other intangible assets are presented in
      Note 9, "Goodwill and Other Intangible Assets" which represent the valuations performed in conjunction with the acquisition. In addition, other fair market value adjustments were made in conjunction with the acquisition, primarily adjustments to property and equipment, and inventory. The acquisition was recorded under the purchase method of accounting. The net purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The allocation of the net purchase price as adjusted for the items described above is as follows:

      Current Assets           $  734,000
      Property and Equipment      140,300
      Non-current Assets           25,100
      Goodwill                     40,400
      Other Intangible Assets     639,000*
      Current Liabilities      (  561,900)
                               ___________
      Net purchase price       $ 1,016,900
                               ===========

      * Comprised of $237,000 allocated to customer relationships with a weighted-average estimated useful life of 10 years, $300,000 allocated to technology including trade names and trade marks with a useful life of 5 years, and $102,000 allocated to a non-compete agreement with a useful life of 5 years. The amount allocated to the customer relationships is being amortized on an accelerated (declining balance) method and the other intangibles are being amortized on a straight line basis.

      Pro forma results

      The unaudited pro forma condensed financial information in the table below summarizes the results of operations of Scientific Industries, Inc. ("Scientific") and Altamira, on a pro forma basis, as though the companies had been combined as of July 1, 2006. The unaudited pro forma condensed financial information presented below for the three month period ended September 30, 2006 is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of that date:


                                            For the Three Month
                                            Period Ended
                                            September 30, 2006
                                            ___________________

      Net Sales                                    $1,282,800

      Net income                                   $    8,600

      Net income per share - basic                 $      .01

      Net income per share - diluted               $      .01


4.    Segment Information and Concentrations:

      As a result of the acquisition of Altamira, the Company views its operations as two segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors ("benchtop laboratory equipment operations"), and the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and pretrochemical companies sold on a direct basis ("catalyst research instruments operations"). Substantially all of the management and employees of Altamira were retained following the acquisition.

      Segment information as of and for the three months ended September 30, 2007, is reported as follows:

                          Benchtop    Catalyst      Corporate
                          Laboratory  Research      and
                          Equipment   Instruments   Other     Consolidated

 Net Sales                $  947,500  $  552,900    $   -     $1,500,400
 Foreign Sales               407,400     347,800        -        755,200
 Segment Profit              173,500      51,700        -        225,200
 Segment Assets            2,170,300   1,483,300    796,000    4,449,600
 Long-Lived Assets
    Expenditures              13,900       5,300       -          19,200
 Depreciation and
    Amortization              13,800      42,000       -          55,800

      Approximately 69% and 73% of net sales of the benchtop laboratory equipment operations for the three month periods ended September 30, 2007 and 2006, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

      Two customers accounted in the aggregate for approximately 37% and 34% of the benchtop laboratory equipment operations' net sales for the three month periods ended September 30, 2007 and 2006, respectively. Sales of the catalyst research instruments operations are generally comprised of a few very large orders amounting on average to over $100,000 to a limited numbers of customers, who differ from period to period.

      The Company's consolidated export sales (principally Europe and Asia) were approximately $755,200 and $339,900 for the three month periods ended September 30, 2007 and 2006, respectively.

5.    Inventories:

      Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:
                                            September 30,
                                                 2007
                                            ____________

      Raw Materials                        $   849,500
      Work in process                          392,600
      Finished Goods                           165,000
                                           ___________
                                           $ 1,407,100
                                           ===========


6.    Earnings per common share:

      Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options.

      Earnings per common share was computed as follows:

                              For the Three Month
                              Periods Ended
                              September 30,
                              __________________________
                                 2007         2006

    Net income                  $  146,700   $   77,600
                                ==========   ==========
    Weighted average common
      shares outstanding         1,145,352    1,000,352
    Effect of dilutive
      securities                    53,285       58,968
                                __________   __________
    Weighted average dilutive
      common shares outstanding  1,198,637    1,059,320
                                ==========   ==========
    Basic earnings per
      common share              $      .13   $      .08
                                ==========   ==========
    Diluted earnings per
      common share              $      .12   $      .07
                                ==========   ==========
7.  Comprehensive Income:

    There was no significant difference between net income and comprehensive income for the three month periods ended September 30, 2007 and 2006.

8.   Stock-Based Compensation Plans:

    The Company maintains an Incentive Stock Option Plan which through the fiscal year ended June 30, 2006 grants were accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under this method, no stock-based compensation costs were reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

    Any stock-based compensation transaction subsequent to June 30, 2006 is accounted for using Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment". This statement, issued on December 16, 2004, by the Financial Accounting Standards Board, requires compensation costs related to stock-based payment transactions to be recognized commencing with the first reporting period in our fiscal year ended June 30, 2007. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company incurred stock-based compensation costs of $700 for the three months ended September 30, 2007. No stock-based compensation costs were incurred for the three months ended September 30, 2006.

9.   Goodwill and Other Intangible Assets

    In conjunction with the acquisition of Altamira, management of the Company, with the assistance of an independent valuation firm, valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to goodwill of $40,400 at September 30, 2007. The Stock Purchase Agreement provides contingent future payments to the former shareholders equal to 5% of net sales of the catalyst research instrument operations subject to certain limits, during each of the five periods. Payments for the first period of December 1, 2006 to June 30, 2007 amounted to $61,000. Additional accrued consideration for the first quarter of the second period amounted to $31,000.

    The components of intangible assets as of September 30, 2007 are as follows:

                           Useful             Accumulated
                           Lives     Cost     Amortization      Net
                           ______   ________  ____________    ________
 Technology                5 yrs.   $300,000  $    50,000     $250,000
 Customer relationships   10 yrs.    237,000       53,200      183,800
 Non-compete agreement     5 yrs.    102,000       17,000       85,000
 Other intangible assets   5 yrs.    113,900       72,100       41,800
                                    ________  ___________     ________
                                    $752,900  $   192,300     $560,600
                                    ========  ===========     ========

Total amortization expense was $39,800 and $3,000 for the three months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, estimated future amortization expense related to intangible assets is $99,600 for the remainder of fiscal year ending June 30, 2008, $131,000 for fiscal 2009, $119,300 for fiscal 2010, $107,500 for fiscal 2011, $50,200 for fiscal 2012, and $53,000 thereafter.

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis or Plan of Operations

Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, impact of competition, the ability to reach final agreements, the ability to finance and produce catalyst research instruments to customers' satisfaction, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

Cash and cash equivalents increased by $275,800 to $664,500 as of September 30, 2007 from $388,700 as of June 30, 2007.

Net cash provided by operating activities was $304,800 for the three months ended September 30, 2007 as compared to $54,100 for the comparable three month period in 2006, mainly the result of greater income and higher balances of accounts payable and customer advances partially offset by higher inventories and accrued expenses. Cash used in investing activities was $29,000 for the three months ended September 30, 2007 as compared to cash used of $10,200 for the three months ended September 30, 2006, primarily the result of higher capital expenditures.

On September 30, 2007, the Board of Directors of the Company declared a cash dividend of $.07 per share of Common Stock payable on January 14, 2008 to holders of record as of the close of business on October 18, 2007.

The Company's working capital of $2,520,300 as of September 30, 2007 increased slightly by $59,800 from the working capital of $2,460,500 at June 30, 2007. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of September 30, 2007. The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the 12 months ending September 30, 2008 from its available financial resources which include its cash and investment securities.

Results of Operations

Financial Overview

As a result of the Company's acquisition on November 30, 2006 of Altamira, the Company's consolidated results for the three months ended September 30, 2007 include the results of Altamira and the depreciation and amortization related to the newly acquired assets.

Due mainly to higher sales and lower operating expenses for the benchtop laboratory equipment operations and profitable operating results from its new catalyst research instruments operations, which is conducted by Altamira, the Company's income before income taxes for the three months ended September 30, 2007 was $225,200, nearly double the income before income taxes of $114,600 for the three months ended September 30, 2006.

The Three Months Ended September 30, 2007 Compared With the Three
Months Ended September 30, 2006

Net sales for the three months ended September 30, 2007 increased by $697,500 (86.9%) to $1,500,400 as compared with $802,900 for the three months ended September 30, 2006 as a result of the revenues of the newly acquired catalyst research instruments operations, and a $144,600 (18.0%) increase in sales of the Company's benchtop laboratory equipment operations. Sales of the catalyst research instruments differ from those of the benchtop laboratory equipment in that sales of the catalyst research instruments are comprised of a small number of larger orders, typically averaging over $100,000 each; hence sales revenues can vary greatly from month to month. As of September 30, 2007, there was an order backlog of $631,000 for catalyst research instruments.

The gross profit percentage for the three months ended September 30, 2007 decreased to 41.6% compared to 51.6% for the three months ended September 30, 2006, mainly as a result of (i) the comparatively lower gross profit percentage for the catalyst research instruments operations whose products typically yield a gross profit ranging from 30% to 35%, and (ii) higher raw material costs incurred by the benchtop laboratory equipment operations.

General and administrative expenses for the three months ended
September 30, 2007 increased by $63,500 (38.6%) to $228,000 from
$164,500 for the comparable period last year, principally the result of the expenses of the newly acquired catalyst research instruments operations and higher salaries and directors fees expenses.

Selling expenses for the three months ended September 30, 2007 increased by $53,500 (76.1%) to $123,800 from $70,300 for the three months ended September 30, 2006, as a result of the addition of selling expenses of the catalyst research instruments operations. Selling expenses for the benchtop laboratory equipment operations decreased by approximately $15,400 mostly as result of lower advertising expense for the three months ended September 30, 2007.

Research and development expenses for the three months ended September 30, 2007 were $60,400, a decrease of $18,900 (23.8%) from $79,300 for the three months ended September 30, 2006, due mainly to lower research and development payroll.

Interest and other income for the three month periods ended September 30, 2007 and September 30, 2006, was $13,000 and $14,300, respectively.

Income tax expense for the three months ended September 30, 2007 was $78,500 compared to $37,000 for the three months ended September 30, 2006, mainly due to the higher income and the fact that certain tax credits are no longer available.

As a result of the foregoing, net income for the three months ended September 30, 2007 was $146,700, an increase of $69,100 (89%) from $77,600 for the three months ended September 30, 2006.


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


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibit Number:  Description

        31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

                         Registrant did not file during the three months ended September 30, 2007 any Report on Form 8-K, except it filed on September 24, 2007 a Report on Form 8-K, reporting under Item
                         8.01.

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

Date: November 14, 2007