Form 10QSB
period 2007-12-31
SCIENTIFIC INDUSTRIES INC
filed 2008-02-14
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
            For quarterly period ended DECEMBER 31, 2007

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from_________to_________

           Commission File Number:  0-6658

                     SCIENTIFIC INDUSTRIES, INC.
______________________________________________________________________
      (Exact name of small business as specified in its charter)

       DELAWARE                         04-2217279
________________________    __________________________________
(State of incorporation)    (IRS Employer Identification  No.)

                70 ORVILLE DRIVE, BOHEMIA, NEW YORK 11716
______________________________________________________________________
                (Address of principal executive offices)

                              (631)567-4700
______________________________________________________________________
                     (Issuer's telephone number)

                            Not Applicable
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes   X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2008: 1,157,352 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):
     Yes [   ]        No [ x ]

                        PART I--FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                               ASSETS

                                                  December 31, 2007
                                                  _________________
 Current Assets:
   Cash and cash equivalents                          $1,125,600
   Investment securities                                 722,400
   Trade accounts receivable, less allowance for
     doubtful accounts of $11,600                      1,154,800
   Inventories                                         1,382,800
   Prepaid expenses and other current assets             182,900
   Deferred taxes                                         29,700
                                                       ---------
      Total current assets                             4,598,200

 Property and equipment at cost, less accumulated
   depreciation of $579,100                              247,000

 Intangible assets, less accumulated amortization
    of $230,600                                          522,300

 Goodwill                                                 83,900

 Deferred taxes                                            8,200

 Other                                                    46,100
                                                      ----------
      Total assets                                    $5,505,700
                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                   $  191,900
   Customer advances                                   1,249,900
   Accrued expenses and taxes                            448,700
   Dividends payable                                      80,200
                                                      ----------
      Total current liabilities                        1,970,700
                                                      ----------
 Shareholders' equity:
   Common stock, $.05 par value; authorized
    7,000,000 shares; 1,173,154 issued and
     outstanding                                          58,700
   Additional paid-in capital                          1,453,000
   Accumulated other comprehensive loss, unrealized
    holding loss on investment securities             (   18,300)
   Retained earnings                                   2,094,000
                                                      ----------
                                                       3,587,400
   Less common stock held in treasury, at cost,
    19,802 shares                                         52,400
                                                      ----------
                                                       3,535,000
                                                      ----------
                                                      $5,505,700
                                                      ==========

 See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                             For the Three Month   For the Six Month
                             Periods Ended         Periods Ended
                             December 31,          December 31,
                             _____________________ _____________________
                                2007      2006        2007     2006
                             _____________________ _____________________

 Net sales                   $1,845,600 $1,263,300 $3,345,900 $2,066,200
 Cost of goods sold           1,211,700    802,300  2,070,000  1,190,800
                             ---------- ---------- ---------- ----------
 Gross profit                   633,900    461,000  1,275,900    875,400
                             ---------- ---------- ---------- ----------
 Operating Expenses:
  General & administrative      267,700    207,600    513,300    372,200
  Selling                       123,900     78,600    247,700    148,800
  Research & development        119,200     89,000    179,600    168,400
                             ---------- ---------- ---------- ----------
                                510,800    375,200    940,600    689,400
                             ---------- ---------- ---------- ----------
 Income from operations         123,100     85,800    335,300    186,000

 Interest & other
  income, net                    16,900     17,400     29,900     31,800
                             ---------- ---------- ---------- ----------
 Income before income taxes     140,000    103,200    365,200    217,800
                             ---------- ---------- ---------- ----------
 Income tax expense:
   Current                       48,200     32,600    142,200     69,600
   Deferred                 (     4,400)     1,500 (   19,900)     1,500
                            ----------- ---------- ---------- ----------
                                 43,800     34,100    122,300     71,100
                            ----------- ---------- ---------- ----------
 Net income                 $    96,200 $   69,100 $  242,900 $  146,700
                            =========== ========== ========== ==========

 Basic earnings per common
  share                         $ .08      $ .07      $ .21      $ .14

 Diluted earnings per common
  share                         $ .08      $ .06      $ .20      $ .14

 Cash dividends declared
  per common share              $ -        $  -       $ .07      $ .07




  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the Six Month Periods Ended
                                 December 31, 2007   December 31, 2006
                                 _________________   _________________
 Operating activities:
   Net income                            $ 242,900          $  146,700
                                         ---------          ----------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Gain on sale of investments            -             (      200)
       Depreciation and amortization       111,600              33,500
       Deferred income taxes             (  19,900)              1,500
       Stock-based compensation              1,500                -
       Income tax benefit of stock options
       exercised                             7,000                -
       Changes in assets and liabilities:
          Accounts receivable            ( 404,000)         (  284,300)
          Inventories                    (  93,200)            221,500
          Prepaid expenses and other
           current assets                ( 121,700)             40,300
          Other assets                   (     400)             18,100
          Accounts payable               (  40,000)         (   45,400)
          Customer advances              1,102,300          (   70,000)
          Accrued expenses and taxes        87,100              95,200
                                         ----------         -----------
        Total adjustments                  630,300              10,200
                                         ----------         -----------
        Net cash provided by
         operating activities              873,200             156,900
                                         ----------         -----------
 Investing activities:
   Acquisition of Altamira Instruments, Inc.,
     net of cash acquired                     -              ( 346,500)
   Additional consideration for
     Altamira Instruments, Inc.          ( 102,800)               -
   Purchase of investment securities,
     available-for-sale                  (  12,600)           ( 11,600)
   Redemptions of investment securities,
     available-for-sale                       -                275,700
   Capital expenditures                  (  33,300)               -
   Purchase of intangible assets         (   3,600)           (  9,500)
                                         ----------           ---------
              Net cash used in
               investing activities      ( 152,300)           ( 91,900)
                                         ----------           ---------

 Financing activities,
  proceeds from exercise of stock options   16,000                -
                                         ----------           ---------
 Net increase in cash
  and cash equivalents                     736,900              65,000


 Cash and cash equivalents, beginning
  of year                                  388,700             227,700
                                         ----------          ----------
 Cash and cash equivalents, end of
  period                                $1,125,600          $  292,700
                                        ===========         ===========
 Supplemental disclosures:
 Cash paid during the period for:
   Income Taxes                         $   87,900          $   84,500
                                        ===========         ===========

 See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2007. The results for the three and six months ended December 31, 2007, are not necessarily an indication of the results of the full fiscal year ending June 30, 2008.

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

 2.  Recent Accounting Pronouncements:

     In September 2006 the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.
     SFAS No. 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS No. 157 on the Company's consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS No. 159 on the Company's consolidated financial statements.

     In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement ("SFAS") No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken. It also provides for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. On July 1, 2007 the Company adopted FIN 48 and the adoption did not result in any adjustments to the Company's consolidated financial statements.

 3.   Acquisition of Altamira Instruments, Inc.:

     On November 30, 2006, the Company acquired all of the outstanding capital stock of Altamira pursuant to a Stock Purchase Agreement dated the same date. The agreement provided for an acquisition consideration of $400,000 in cash and 125,000 shares of the Company's Common Stock and contingent consideration consisting of cash payments (which were not determinable on date of acquisition) equal to 5%, subject to possible adjustment, of the net sales (no limit) of Altamira for each of five periods - December 1, 2006 to June 30, 2007, each of the fiscal years ending June 30, 2008, 2009, and 2010, and July 1, 2010 to November 30, 2010. Under this contingency, the additional consideration paid and accrued totaled $136,600 as of December 31, 2007.

     Under a separate agreement with the sellers, they agreed to permit the Company to treat the acquisition of Altamira stock as a purchase of assets for tax purposes in consideration of which the Company agreed to reimburse them for their resulting additional tax burden. The reimbursement, which was treated as additional cash consideration (see Note 9), amounted to approximately $42,000 paid in September 2007.

     Altamira's principal customers are universities, government laboratories, and chemical and petrochemical companies. The products - catalyst research instruments, which are customizable to the customers' specifications, are sold on a direct basis.

     In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including goodwill, customer relationships, non-compete agreements, and certain technology, trade names and trademarks.
      The carrying amounts of goodwill and other intangible assets are presented in Note 9, "Goodwill and Other Intangible Assets". In addition, other fair market value adjustments were made in conjunction with the acquisition, primarily adjustments to property and equipment, and inventory. The acquisition was recorded under the purchase method of accounting. The net purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The allocation as of December 31, 2007 of the total net purchase price, as adjusted for the items described above, is as follows:

     Current Assets                    $  734,000
     Property and Equipment               140,300
     Non-current Assets                    25,100
     Goodwill                              83,900
     Other Intangible Assets              639,000*
     Current Liabilities               (  561,900)
                                        ----------
     Net purchase price                $ 1,060,400
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

     Pro forma results

     The unaudited pro forma condensed financial information in the table below summarizes the results of operations of Scientific Industries, Inc. ("Scientific") and Altamira, on a pro forma basis, as though the companies had been combined as of July 1, 2006. The unaudited pro forma condensed financial information presented below for the three and six month periods ended December 31, 2006 is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of that date:

                          For the Three Month   For the Six Month
                          Period Ended          Period Ended
                          December 31, 2006     December 31, 2006
                          ___________________   _________________

     Net Sales                     $1,808,700          $3,091,500

     Net income                    $  219,200             205,700

     Net income per share - basic       $ .19               $ .18

     Net income per share - diluted     $ .18               $ .17


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

     Segment information as of December 31, 2007 and for the three and six months ended December 31, 2007 and 2006 (the 2006 periods include the catalyst research instruments operation for only the month of December 2006) is as follows:

                 Three Months Ended December 31, 2007
________________________________________________________________________

                     Benchtop      Catalyst     Corporate
                     Laboratory    Research     and
                     Equipment     Instruments  Other      Consolidated
                     ____________  ___________  _________  ____________
  Net Sales            $  988,800   $  856,800   $  -        $1,845,600
  Foreign Sales           579,500         -         -           579,500
  Segment Profit           40,500       99,500      -           140,000
  Segment Assets        2,599,800    2,061,800   844,100      5,505,700
  Long-Lived Assets
     Expenditures          12,100        2,000       -           14,100
  Depreciation and
     Amortization          14,800       41,000       -           55,800



                 Three Months Ended December 31, 2006
_________________________________________________________________________

                     Benchtop      Catalyst     Corporate
                     Laboratory    Research     and
                     Equipment     Instruments  Other      Consolidated
                     ____________  ___________  _________  ____________
  Net Sales            $  887,000    $ 376,300    $  -       $1,263,300
  Foreign Sales           459,800      140,100       -          599,900
  Segment Profit
     (Loss)               142,900    (  39,700)      -          103,200
  Long-Lived Assets
     Expenditures            -            -          -             -
        Depreciation and
     Amortization          12,000       13,900       -           25,900

     Approximately 71% and 70% of net sales of benchtop laboratory equipment were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories for the three month periods ended December 31, 2007 and 2006, respectively. Sales to two benchtop laboratory equipment customers, combined, accounted for approximately 26% of the segment's sales (14% of total sales) and 28% of the segment's sales (19% of total sales) for the three month periods ended December 31, 2007 and 2006, respectively.

     Sales of catalyst research instruments are generally comprised of a few very large orders amounting, on average, to over $100,000 to a limited number of customers, who differ from order to order. Sales of catalyst research instruments to two customers, combined, accounted for 84% of that segment's sales (39% of total sales) for the three months ended December 31, 2007. Two other customers, combined, accounted for 99% of the catalyst research instruments segment sales for (30% of total sales) for the three month period ended December 31, 2006
    (which only included December 2006).

                  Six Months Ended December 31, 2007
________________________________________________________________________

                     Benchtop      Catalyst     Corporate
                     Laboratory    Research     and
                     Equipment     Instruments  Other      Consolidated
                     ____________  ___________  _________  ____________

  Net Sales            $1,936,300   $1,409,600   $   -       $3,345,900
  Foreign Sales           986,900      347,800       -        1,334,700
  Segment Profit          214,000      151,200       -          365,200
  Segment Assets        2,599,800    2,061,800    844,100     5,505,700
  Long-Lived Assets
     Expenditures          26,000        7,300       -           33,300
  Depreciation and
     Amortization          28,600       83,000       -          111,600


                  Six Months Ended December 31, 2006
________________________________________________________________________

                     Benchtop      Catalyst     Corporate
                     Laboratory    Research     and
                     Equipment     Instruments  Other      Consolidated
                     ____________  ___________  _________  ____________

  Net Sales            $1,689,900    $ 376,300   $    -      $2,066,200
  Foreign Sales           799,700      140,100        -         939,800
  Segment Profit
     (Loss)               257,500     (39,700)        -         217,800
  Long-Lived Assets
     Expenditures            -           -            -            -
       Depreciation and
     Amortization          19,600      13,900         -          33,500

     Approximately 70% and 71% of net sales of benchtop laboratory equipment were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories for the six month periods ended December 31, 2007 and 2006, respectively.
     Two benchtop laboratory equipment customers accounted in the aggregate for approximately 31% of the segment's sales for each period (18% and 25% of total sales for the 2007 and 2006 periods, respectively).

     Sales of catalyst research instruments are generally comprised of a few very large orders amounting, on average, to over $100,000 to a limited number of customers, who differ from order to order. Sales of catalyst research instruments to three customers, combined, accounted for 72% of that segment's sales (30% of total sales) for the six months ended December
     31, 2007. Two other customers accounted for 99% of the segment's sales (18% of total sales) for the six month period ended December 31, 2006 (which only included sales in December 2006).

 5.  Inventories:

     Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:

                                       December 31,
                                           2007
                                       ___________

     Raw Materials                     $   758,300
     Work in process                       465,900
     Finished Goods                        158,600
                                       ___________
                                       $ 1,382,800
                                       ===========

 6.  Earnings per common share:

     Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options. Earnings per common share were computed as follows:

                              For the Three Month  For the Six Month
                              Periods Ended        Periods Ended
                              December 31,         December 31,
                              ______________________________________

                                2007       2006       2007      2006
                              ______________________________________

 Net income                $  96,200   $ 69,100  $ 242,900  $ 146,700
                           =========   ========  =========  =========
 Weighted average common
  shares outstanding       1,145,569  1,043,830  1,145,461  1,022,091
 Effect of dilutive
  securities                  52,901     66,899     53,093     62,933
                           ---------  ---------  ---------  ---------
 Weighted average dilutive
 common shares outstanding 1,198,470  1,110,729  1,198,554  1,085,024
                           =========  =========  =========  =========
 Basic earnings per
 common share               $   .08    $   .07    $   .21    $   .14
                            =======    =======    =======    =======
 Diluted earnings per
 common share               $   .08    $   .06    $   .20    $   .14
                            =======    =======    =======    =======

 7.  Comprehensive Income:

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains or losses on securities. The Company's only source of other comprehensive income is the net unrealized gain or loss on securities). The components of comprehensive income were as follows:

                            For the Three Month  For the Six Month
                            Periods Ended        Periods Ended
                            December 31,         December 31,
                            _________________________________________

                              2007       2006       2007      2006
                           __________________________________________

 Net income                $  96,200   $ 69,100  $ 242,900  $ 146,700
                           =========   ========  =========  =========

 Other comprehensive income
  (loss):
  Unrealized holding gain
   (loss) arising during
   period                  (   6,200)      -      (  8,400)     6,200

  Plus reclassification
   adjustment for gain included
   in net income                -       (   200)      -       (   200)
                           ----------  ---------  ---------  ---------

 Change in unrealized holding
  gain (loss)              (   6,200)   (   200)  (  8,400)     6,000
                           ----------  ---------  ---------  ---------

 Comprehensive income      $  90,000   $ 68,900   $ 234,500 $ 152,700
                           ==========  ========   ========= ==========

 8.   Stock-Based Compensation Plans:

     The Company maintains an Incentive Stock Option Plan which through the fiscal year ended June 30, 2006, grants under this plan were accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under this method, no stock-based compensation costs were reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

     Any stock-based compensation transaction subsequent to June 30, 2006 is accounted for using Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment". This statement requires compensation costs related to stock-based payment transactions to be recognized commencing with the first reporting period in our fiscal year ended June 30, 2007. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company incurred stock-based compensation costs of $700 and $1,500 for the three and six months ended December 31, 2007. No stock-based compensation costs were incurred for the 2006 periods.

 9.   Goodwill and Other Intangible Assets:

     In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition. Goodwill amounted to $83,900 as of December 31, 2007, mainly as a result of $136,600 of contingent consideration paid and accrued from date of acquisition through December 31, 2007. The Stock Purchase Agreement provided for contingent future payments to the former shareholders equal to 5%, subject to certain limits, of net sales (no limit) of the catalyst research instrument operations, during each of the five periods described in Note 2.

     The components of intangible assets as of December 31, 2007 are as follows:

                             Useful             Accumulated
                             Lives     Cost     Amortization      Net
                            ------   --------   ------------ ---------

  Technology                5 yrs.   $300,000   $  65,000    $ 235,000
  Customer relationships   10 yrs.    237,000      67,700      169,300
  Non-compete agreement     5 yrs.    102,000      22,100       79,900
  Other intangible assets   5 yrs.    113,900      75,800       38,100
                                     --------   ---------    ---------
                                     $752,900   $ 230,600    $ 522,300
                                     ========   =========    =========

     Total amortization expense was $38,300 and $15,300 for the three months ended December 31, 2007 and 2006, respectively, and $78,100 and $18,300 for the six months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, estimated future amortization expense related to intangible assets is $61,300 for the remainder of fiscal year ending June 30, 2008, $131,000 for fiscal 2009, $119,300 for fiscal 2010,
     $107,500 for fiscal 2011, $50,200 for fiscal 2012, and $53,000 thereafter.

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

 Liquidity and Capital Resources
 _______________________________


 Cash and cash equivalents increased by $736,900 to $1,125,600 as of December 31, 2007 from $388,700 as of June 30, 2007.

 Net cash provided by operating activities was $873,200 for the six months ended December 31, 2007 as compared to $156,900 for the comparable period in 2006, mainly the result of customer advances of $1,249,900 for orders of catalyst research instruments to be shipped in the second half of the year and higher income, partially offset by higher accounts receivable. The Company usually requires advance deposits on orders for catalyst research instruments.
 The amount of such deposits at any given time can fluctuate significantly. Cash used in investing activities was $152,300 for the six months ended December 31, 2007 as compared to $91,900 for the six months ended December 31, 2006, which reflected significant redemptions of investments used for the November 30, 2006 acquisition of Altamira.

 On September 30, 2007, the Board of Directors of the Company declared a cash dividend of $.07 per share of Common Stock which was paid on January 14, 2008 to holders of record as of the close of business on October 18, 2007.

 The Company's working capital of $2,627,500 as of December 31, 2007 increased by $167,000 from the working capital of $2,460,500 at June 30, 2007. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of December 31, 2007. The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the 12 months ending December 31, 2008 from its available financial resources which include its cash and investment securities.

 Results of Operations
 _____________________


 Financial Overview
 __________________


 As a result of the Company's acquisition on November 30, 2006 of Altamira, the Company's consolidated results for the three and six months ended December 31, 2007 include the results of Altamira for a full three and six months in the current year periods and one month in each of the three and six month periods ended
 December 31, 2006. In addition, the depreciation and amortization expense related to the acquired assets at their fair market value on date of acquisition is also included in the Company's results from date of acquisition.

 The Company's combined income before income taxes increased $36,800 (35.7%) and $147,400 (67.7%) for the three and six month periods ended December 31, 2007, respectively, compared to the same periods of the prior fiscal year; the increase primarily the result of the addition of the income of the catalyst research instruments operations. The reduction in income of the benchtop laboratory equipment operations for the three month period ended December 2007 as compared to the amount for the three months ended December 31, 2006 resulted primarily from increases of raw material costs, general and administrative expenses, and research and development costs.

 The Three Months Ended December 31, 2007 Compared With the Three
 Months Ended December 31, 2006
 ________________________________________________________________


 Net sales for the three months ended December 31, 2007 increased by $582,300 (46.1%) to $1,845,600 as compared with $1,263,300 for the three months ended December 31, 2006 as a result of the revenues of the catalyst research instruments operations for three months of the 2007 period and only one month for the 2006 period, and a $101,800 (11.5%) increase in sales of the Company's benchtop laboratory equipment. Sales of the catalyst research instruments differ from those of the benchtop laboratory equipment in that sales of the catalyst research instruments are comprised of a small number of larger orders, typically averaging over $100,000 each; hence sales revenues can vary greatly from month to month. As of December 31, 2007, there was an order backlog of $1,600,000 for catalyst research instruments.

 The gross profit percentage for the three months ended December 31, 2007 decreased to 34.4% compared to 36.5% for the three months ended December 31, 2006, mainly as a result of (i) higher basic raw material costs incurred by the benchtop laboratory equipment operations and (ii) lower gross margins for the catalyst research products resulting from product mix and engineering training costs.

 General and administrative ("G&A") expenses for the three months ended December 31, 2007 increased by $60,100 (28.9%) to $267,700 from $207,600 for the comparable 2006 period, principally the result of the G&A expenses of the catalyst research instruments operations for the full 2007 period but only one month for the 2006 period, higher salary expense for the laboratory equipment operations, and higher professional fees.

 Selling expenses for the three months ended December 31, 2007 increased by $45,300 (57.6%) to $123,900 from $78,600 for the three months ended December 31, 2006, as a result of the inclusion of such expenses incurred by the catalyst research instruments operations for the full 2007 period and just one month for the 2006 period, partially offset by lower marketing expenses of the benchtop laboratory equipment operations.

 Research and development expenses for the three months ended December 31, 2007 were $119,200, an increase of $30,200 (33.9%)
 from $89,000 for the three months ended December 31, 2006, due mainly to accelerated research and development activity for new benchtop laboratory equipment products.

 Interest and other income for the three month periods ended
 December 31, 2007 and December 31, 2006, was $16,900 and $17,400,
 respectively.

 Income tax expense for the three months ended December 31, 2007 was $43,800 compared to $34,100 for the three months ended December 31, 2006, mainly due to the higher income.

 As a result of the foregoing, net income for the three months ended December 31, 2007 was $96,200, an increase of $27,100 (39.2%) from
 $69,100 for the three months ended December 31, 2006.

 The Six Months Ended December 31, 2007 Compared With the Six Months Ended December 31, 2006
 ___________________________________________________________________


 Net sales for the six months ended December 31, 2007 increased by $1,279,700 (61.9%) to $3,345,900 as compared with $2,066,200 for the six months ended December 31, 2006 as a result of the revenues of the catalyst research instruments operations for the full six months of the 2007 period but only one month of the 2006 period, and a $246,400 (14.6%) increase in sales of the Company's benchtop laboratory equipment. Sales of the catalyst research instruments differ from those of the benchtop laboratory equipment in that sales of the catalyst research instruments are comprised of a small number of larger orders, typically averaging over $100,000 each; hence sales revenues can vary greatly from month to month. As of December 31, 2007, there was an order backlog of $1,600,000 for catalyst research instruments.

 The gross profit percentage for the six months ended December 31, 2007 decreased to 38.1% compared to 42.4% for the six months ended December 31, 2006, mainly as a result of (i) increase of basic raw material costs incurred by the benchtop laboratory equipment operations and (ii) lower than normal gross margins for the catalyst research instruments resulting from product mix and engineering training costs.

 G & A expenses for the six months ended December 31, 2007 increased by $141,100 (37.9%) to $513,300 from $372,200 for the comparable period last year, principally the result of the G&A expenses of the catalyst research instruments operations for the entire six months of the 2007 period as compared to one month of the 2006 period and increased laboratory equipment operations salaries, directors fees, and professional fees.

 Selling expenses for the six months ended December 31, 2007 increased by $98,900 (66.5%) to $247,700 from $148,800 for the six months ended December 31, 2006, as a result of the addition of such expenses for the catalyst research instruments operations for the full six months of the six month period ended December 31, 2007 and only one month for the 2006 period, partially offset by lower marketing expenses of the benchtop laboratory equipment operations.

 Research and development expenses for the six months ended December 31, 2007 were $179,600, an increase of $11,200 (6.7%) from $168,400 for the six months ended December 31, 2006, due mainly to accelerated research and development activity for new laboratory equipment products during the last three months of the 2007 period.

 Interest and other income for the six month periods ended December
 31, 2007 and December 31, 2006, was $29,900 and $31,800, respectively.

 Income tax expense for the six months ended December 31, 2007 was $122,300 compared to $71,100 for the six months ended December 31, 2006, mainly due to the higher income.

 As a result of the foregoing, net income for the six months ended December 31, 2007 was $242,900, an increase of $96,200 (65.6%) from
 $146,700 for the six months ended December 31, 2006.

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

 PART II   OTHER INFORMATION


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Number:    Description

         3(ii)    Amended and Restated By-laws as amended
                  on December 5, 2007

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive
                  Officer and Chief Financial
                  Officer pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

         Registrant filed during the three months ended December 31, 2007 Reports on Form
         8-K, on November 8, 2007 reporting under
         Item 1.01, and on December 5, 2007
         reporting under Item 5.03.

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

 Date: February 14, 2008