Form 10QSB
period 2008-03-31
SCIENTIFIC INDUSTRIES INC
filed 2008-05-15
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB



(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                   For quarterly period ended      March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2008: 1,181,352 shares outstanding of the Company's Common Stock, par value, $ .05.

Transitional Small Business Disclosure Format (check one):

                       Yes [   ]      No [ x ]







                    PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                 ASSETS
                                             March 31, 2008
                                             --------------
Current Assets:
Cash and cash equivalents                       $1,114,300
Investment securities                              708,200
Trade accounts receivable, less allowance for
 doubtful accounts of $11,600                      754,700
Inventories                                      1,788,600
Prepaid expenses and other current assets          158,900
Deferred taxes                                      30,300
                                             --------------
                Total current assets             4,555,000


Property and equipment at cost, less accumulated
  depreciation of $589,000                         257,700

Intangible assets, less accumulated amortization
  of $265,200                                      489,200

Goodwill                                           101,300

Deferred taxes                                      11,200

Other                                               46,000
                                              -------------
                Total assets                    $5,460,400
                                              =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $  177,800
  Customer advances                              1,270,800
  Accrued expenses and taxes                       392,900
                                              -------------
                Total current liabilities        1,841,500
                                              -------------

Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,201,154 issued and outstanding                60,100
  Additional paid-in capital                     1,506,200
  Accumulated other comprehensive loss, unrealized
    holding loss on investment securities       (   38,300)
  Retained earnings                              2,143,300
                                               -------------
                                                 3,671,300
  Less common stock held in treasury, at cost,
   19,802 shares                                    52,400
                                               -------------
                                                 3,618,900
                                               -------------
                                                $5,460,400
                                               =============

See notes to unaudited condensed consolidated financial statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                         For the Three Month     For the Nine Month
                         Periods Ended           Periods Ended
                         March 31,               March 31,
                         ----------------------  ---------------------
                            2008        2007        2008       2007
                         ----------  ----------  ---------- ----------

Net sales                $1,381,800  $1,341,000  $4,727,700 $3,407,200
Cost of goods sold          885,900     826,600   2,955,900  2,017,400
                         ----------  ----------  ---------- ----------
Gross profit                495,900     514,400   1,771,800  1,389,800
                         ----------  ----------  ---------- ----------
Operating Expenses:
 General & administrative   234,900     279,500     748,200    651,700
 Selling                    105,100     114,100     352,800    262,900
 Research & development     105,200      66,000     284,800    234,400
                         ----------  ----------  ---------- ----------
                            445,200     459,600   1,385,800  1,149,000
                         ----------  ----------  ---------- ----------

Income from operations       50,700      54,800     386,000    240,800

Interest & other
 income, net                 18,900      10,000      48,800     41,800
                         ----------   ---------  ---------- ----------
Income before income taxes   69,600      64,800     434,800    282,600

Income tax expense (benefit):
 Current                     23,900      25,400     166,100     95,000
 Deferred                (    3,600) (    2,400) (   23,500) (     900)
                        -----------  ----------- ----------- ----------
                             20,300      23,000     142,600     94,100
                        -----------  ----------- ----------- ----------
Net income               $   49,300  $   41,800  $  292,200  $ 188,500
                        ===========  =========== =========== ==========


Basic earnings per common
 share                     $  .04      $  .04       $ .25       $ .18

Diluted earnings per common
 share                     $  .04      $  .03       $ .24       $ .17

Cash dividends declared
 per common share          $   -       $   -        $ .07       $ .07




See notes to unaudited condensed consolidated financial statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the Nine Month Periods Ended
                                   March 31, 2008     March 31, 2007
Operating activities:
  Net income                             $ 292,200     $  188,500
                                         ---------     ----------
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
      Gain on sale of investments             -        (      200)
      Depreciation and amortization        163,100        146,600
      Deferred income taxes               ( 23,500)    (      900)
      Stock-based compensation               2,300           -
      Income tax benefit of stock options
       exercised                            14,000           -
      Changes in assets and liabilities:
         Accounts receivable              (  3,900)      (227,000)
         Inventories                      (499,000)       242,700
         Prepaid expenses and other
          current assets                  ( 97,700)        46,100
         Other assets                     (    300)        18,100
         Accounts payable                 ( 54,100)      (148,100)
         Customer advances               1,123,200       (131,800)
         Accrued expenses and taxes         13,900         91,300
                                        -----------   ------------
      Total adjustments                    638,000         36,800
                                        -----------   ------------
       Net cash provided by
         operating activities              930,200        225,300
                                        -----------   ------------
Investing activities:
  Acquisition of Altamira
    Instruments, Inc., net of
     cash acquired                            -         (346,500)
  Additional consideration for
    Altamira Instruments, Inc.
     acquisition                          (102,800)         -
  Purchase of investment securities,
    available-for-sale                    ( 18,500)     ( 17,500)
  Redemptions of investment securities,
    available-for-sale                        -          425,700
  Capital expenditures                    ( 60,900)     ( 35,500)
  Purchase of intangible assets           (  5,100)     ( 12,800)
                                       ------------   ------------

       Net cash provided by (used in)
         investing activities             (187,300)       13,400
                                       ------------   ------------

Financing activities:
  Proceeds from exercise of
    stock options                           62,900         8,000
  Cash dividends declared and paid        ( 80,200)    (  70,000)
                                       ------------   ------------

       Net cash used in
         financing activities             ( 17,300)    (  62,000)
                                       ------------   ------------
Net increase in cash
  and cash equivalents                     725,600       176,700
Cash and cash equivalents, beginning
  of year                                  388,700       227,700
                                       ------------   ------------

Cash and cash equivalents, end
  of period                             $1,114,300    $  404,400
                                       ============   ============

Supplemental disclosures:
Cash paid during the period for:
  Income Taxes                          $  111,300    $   99,900

 See notes to unaudited condensed consolidated financial statements
                                3

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2007. The results for the three and nine months ended March 31, 2008, are not necessarily an indication of the results of the full fiscal year ending June 30, 2008.

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

      2.    Recent Accounting Pronouncements:

      In September 2006 the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will be applied prospectively and is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS No. 157 on the Company's consolidated financial statements.

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

3.   Acquisition of Altamira Instruments, Inc.:

      On November 30, 2006, the Company acquired all of the outstanding capital stock of Altamira pursuant to a Stock Purchase Agreement dated the same date. The agreement provided for acquisition consideration of $400,000 in cash and 125,000 shares of the Company's Common Stock and contingent consideration consisting of cash payments (which were not determinable on date of acquisition) equal to 5%, subject to possible adjustment, of the net sales (no limit) of Altamira for each of five periods - December 1, 2006 to June 30, 2007, each of the fiscal years ending June 30, 2008, 2009, and 2010, and July 1, 2010 to November 30, 2010. Under this contingency, the additional consideration amounted to $154,000 as of March 31, 2008.

      Under a separate agreement with the sellers, they agreed to permit the Company to treat the acquisition of Altamira stock as a purchase of assets for tax purposes in consideration of which the Company agreed to reimburse them for their resulting additional tax burden. The reimbursement, which was paid in September
      2007 and treated as additional cash consideration (see Note 9), amounted to approximately $42,000.

      Altamira's principal customers are universities, government laboratories, and chemical and petrochemical companies. Its products - catalyst research instruments, which are customizable to the customers' specifications, are sold on a direct basis.

      In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including goodwill, customer relationships, non-compete agreements, and certain technology, trade names and trademarks. The carrying amounts of goodwill and other intangible assets are presented in
      Note 9, "Goodwill and Other Intangible Assets". In addition, other fair market value adjustments were made in conjunction with the acquisition, primarily adjustments to property and equipment, and inventory. The acquisition was recorded under the purchase method of accounting. The net purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The allocation of the total net purchase price, as adjusted for the items described above, is as follows:

            Current Assets           $  734,000
            Property and Equipment      140,300
            Non-current Assets           25,100
            Goodwill                    101,300
            Other Intangible Assets     639,000*
            Current Liabilities      (  561,900)
                                     -----------
           Net purchase price       $ 1,077,800
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

      Pro forma results

      The unaudited pro forma condensed financial information in the table below summarizes the results of operations of Scientific Industries, Inc. ("Scientific") and Altamira, on a pro forma basis, as though the companies had been combined as of July 1, 2006. The unaudited pro forma condensed financial information presented below for the nine month period ended March 31, 2007 is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of that date:


                                            For the Nine Month
                                            Period Ended
                                            March 31, 2007

     Net Sales                                $4,432,600

     Net income                               $  289,000

     Net income per share - basic                $ .26

     Net income per share - diluted              $ .24


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

      Segment information as of March 31, 2008 and for the three and nine months ended March 31, 2008 and 2007 (the 2007 nine month period includes the catalyst research instruments operation for the period December 1, 2006 through March 31, 2007, and the 2007 three month period includes its operations for the full three months) is as follows:

                    Three Months Ended March 31, 2008
________________________________________________________________________

                         Benchtop   Catalyst     Corporate
                         Laboratory Research     and
                         Equipment  Instruments  Other     Consolidated
                        ----------- ----------- --------   ------------

 Total Net Sales        $  945,800   $ 436,000  $   -    $1,381,800
 Foreign Sales             489,100      60,800      -       549,900
 Profit (Loss)              95,000   (  25,400)     -        69,600
 Assets as of
  March 31, 2008         2,925,800   1,683,600   851,000  5,460,400
 Long-Lived Assets
 Expenditures               27,600        -         -        27,600
 Depreciation and
  Amortization              13,600      37,900      -        51,500



                    Three Months Ended March 31, 2007
________________________________________________________________________

                         Benchtop   Catalyst     Corporate
                         Laboratory Research     and
                         Equipment  Instruments  Other     Consolidated
                        ----------- ----------- --------   ------------

 Total Net Sales        $  929,100  $ 411,900    $  -      $1,341,000
 Foreign Sales             466,200    150,000       -         616,200
 Profit (Loss)             140,100   ( 75,300)      -          64,800
 Long-Lived Assets
    Expenditures            35,500       -          -          35,500
 Depreciation and
    Amortization            12,400     42,900       -          55,300

      Approximately 68% and 69% of net sales of benchtop laboratory equipment were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories for the three month periods ended March 31, 2008 and 2007, respectively. Sales of benchtop laboratory equipment to two customers, combined, accounted in the aggregate for approximately 34% of the segment's sales (23% of total sales) and 36% of the segment's sales (25% of total sales) for the three month periods ended March 31, 2008 and 2007, respectively.

      Sales of catalyst research instruments are generally comprised of a few very large orders amounting, on average, to more than $100,000 to a limited number of customers, who differ from order to order. Sales to three customers, combined, accounted for 84% of the catalyst research instrument sales (25% of total sales) for the three months ended March 31, 2008. Three other customers, combined, accounted for 96% of the segment's sales (30% of total sales) for the three months ended March 31, 2007.

                    Nine Months Ended March 31, 2008
________________________________________________________________________

                         Benchtop   Catalyst     Corporate
                         Laboratory Research     and
                         Equipment  Instruments  Other     Consolidated
                        ----------- ----------- --------   ------------

 Total Net Sales         $2,882,100 $1,845,600   $   -     $4,727,700
 Foreign Sales            1,475,900    200,800       -      1,676,700
 Profit (Loss)              309,000    125,800       -        434,800
 Assets as of
   March 31, 2008         2,925,800  1,683,600    851,000   5,460,400
 Long-Lived Assets
   Expenditures              53,600      7,300       -         60,900
 Depreciation and
   Amortization              42,200    120,900       -        163,100



                    Nine Months Ended March 31, 2007
________________________________________________________________________

                         Benchtop   Catalyst     Corporate
                         Laboratory Research     and
                         Equipment  Instruments  Other     Consolidated
                        ----------- ----------- --------   ------------

Total Net Sales         $2,619,000  $ 788,200   $   -      $3,407,200
Foreign Sales            1,265,900    290,100       -       1,556,000
Profit (Loss)              397,600   (115,000)      -         282,600
Long-Lived Assets
  Expenditures              35,500       -          -          35,500
Depreciation and
  Amortization              37,200    109,400       -         146,600

      Approximately 69% and 70% of net sales of benchtop laboratory equipment were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories, for the nine month periods ended March 31, 2008 and 2007, respectively. Two benchtop laboratory equipment customers accounted in the aggregate for approximately 32% and 33% of the segment's sales for the nine month periods ended March 31, 2008 and 2007, respectively (19% and 25% of consolidated sales for the 2008 and 2007 periods, respectively).

      Sales of catalyst research instruments are generally comprised of a few very large orders amounting, on average, to more than $100,000 to a limited number of customers, who differ from order to order. Sales of catalyst research instruments to two customers, combined, accounted for 45% of that segment's sales (18% of consolidated sales) for the nine months ended March 31, 2008. Four other customers accounted for 88% of the segment's sales (20% of consolidated sales) for the nine month period ended March 31, 2007, which only included sales of catalyst research instruments for the period December 1, 2006 through March 31, 2007.

      5.    Inventories:

      Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:

                                          March 31,
                                            2008
                                       -------------

      Raw Materials                    $   950,100
      Work in process                      701,500
      Finished Goods                       137,000
                                       -----------
                                       $ 1,788,600
                                       ===========

      6.    Earnings per common share:

      Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options. Earnings per common share were computed as follows:

                           For the Three Month    For the Nine Month
                           Periods Ended          Periods Ended
                           March 31,              March 31,
                           --------------------    --------------------
                              2008       2007       2008      2007
                           --------------------   --------------------

Net income                 $  49,300   $ 41,800    $ 292,200  $ 188,500
                           =========  =========    =========  =========
Weighted average common
 shares outstanding        1,166,011  1,128,641    1,152,261  1,057,089
Effect of dilutive
 securities                   43,536     67,610       49,907     64,492
                           ---------  ---------   ---------- ----------
Weighted average dilutive
common shares outstanding  1,209,547  1,196,251    1,202,168  1,121,581
                           =========  =========   ========== ==========
Basic earnings per
 common share                $  .04    $  .04       $  .25     $  .18
                             ======    ======       ======     ======

Diluted earnings per
 common share                $  .04    $  .03       $  .24     $  .17
                             ======    ======       ======     ======

    7.  Comprehensive Income:

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains or losses on securities.) The Company's only source of other comprehensive income is the net unrealized gain or loss on securities. The components of comprehensive income were as follows:

                           For the Three Month    For the Nine Month
                           Periods Ended          Periods Ended
                           March 31,              March 31,
                           --------------------   ------------------
                              2008      2007          2008     2007
                           --------------------   ------------------

Net Income                   $ 49,300  $41,800    $292,200  $188,500
                             ========  =======    ========  ========

Other comprehensive income
  (loss):

 Unrealized holding gain
  (loss) arising during
  period                     ( 20,000)     500    ( 28,400)    6,700

 Plus reclassification
  adjustment for gain included
  in net income                  -        -           -       (  200)
                            ----------  -------   ---------  --------

Change in unrealized holding
  gain (loss)              (  20,000)      500    ( 28,400)    6,500
                           ----------- --------   ---------  --------
Comprehensive income       $  29,300   $42,300    $263,800  $195,000
                           =========== =======    ========  =========


8.   Stock-Based Compensation Plans:

    The Company maintains an Incentive Stock Option Plan. Grants through the fiscal year ended June 30, 2006, under this plan and a predecessor plan, were accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under this method, no stock-based compensation costs were reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

    Any stock-based compensation transaction subsequent to June 30, 2006 is accounted for using Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment". This statement requires compensation costs related to stock-based payment transactions to be recognized commencing with the first reporting period in our fiscal year ended June 30, 2007. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company incurred stock-based compensation costs of $700 and $2,300 for the three and nine month periods ended March 31, 2008, respectively, and $4,000 for the three and nine month periods ended March 31, 2007.

9.   Goodwill and Other Intangible Assets:

        In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses.
    The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition. Goodwill amounted to $101,300 as of March 31, 2008, mainly as a result of $154,000 of contingent consideration paid and accrued from date of acquisition through March 31, 2008 and $42,000 paid as additional consideration in September 2007. The related Stock Purchase Agreement provided for contingent future payments to the former shareholders equal to 5%, subject to certain limits, of net sales (no limit) of the catalyst research instrument operations, during each of the five periods described in Note 2.

    The components of intangible assets as of March 31, 2008 are as follows:

                         Useful              Accumulated
                         Lives      Cost     Amortization      Net
                         ------    --------  ------------    --------
 Technology               5 yrs.   $300,000   $    80,000    $220,000
 Customer relationships  10 yrs.    237,000        79,100     157,900
 Non-compete agreement    5 yrs.    102,000        27,200      74,800
 Other intangible assets  5 yrs.    115,400        78,900      36,500
                                   --------  ------------    --------
                                   $754,400   $   265,200    $489,200
                                   ========  ============    ========


        Total amortization expense was $34,700 and $39,400 for the three months ended March 31, 2008 and 2007, respectively, and $112,800 and $59,600 for the nine months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, estimated future amortization expense related to intangible assets is $26,600 for the remainder of fiscal year ending June 30, 2008, $131,000 for fiscal 2009, $119,300 for fiscal 2010, $107,500 for fiscal 2011, $50,200 for fiscal 2012, and $54,600 thereafter.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $725,600 to $1,114,300 as of March 31, 2008 from $388,700 as of June 30, 2007.

Net cash provided by operating activities was $930,200 for the nine months ended March 31, 2008 as compared to $225,300 for the comparable period in 2007, mainly the result of customer advances of $1,270,800 for orders of catalyst research instruments to be shipped in the near future, and higher income, partially offset by higher inventories. The Company usually requires advance deposits on orders for catalyst research instruments. The amount of such deposits at any given time can fluctuate significantly. Cash used in investing activities was $187,300 for the nine months ended March 31, 2008 as compared to $13,400 provided in the nine months ended March 31, 2007, which reflected significant redemptions of investments used for the November 30, 2006 acquisition of Altamira.

On September 30, 2007, the Board of Directors of the Company declared a cash dividend of $.07 per share of Common Stock which was paid on January 14, 2008 to holders of record as of the close of business on October 18, 2007.

The Company's working capital of $2,713,500 as of March 31, 2008 increased by $253,000 from the working capital of $2,460,500 at June 30, 2007. The Company has available for its working capital needs, a secured bank line of credit of $200,000 with North Fork Bank with interest at prime, all of which was available as of March 31, 2008.
The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the 12 months ending March 31, 2009 from its available financial resources which include its cash and investment securities.

Results of Operations

Financial Overview

As a result of the Company's acquisition on November 30, 2006 of Altamira, the Company's consolidated results for the three and nine month periods ended March 31, 2008 and the three months ended March 31, 2007 include the results of Altamira for the full periods. The Company's consolidated results for the nine month period ended March 31, 2007 include Altamira's results for the period December 1, 2006 through March 31, 2007. In addition, the depreciation and amortization expense related to the acquired assets at their fair market value on date of acquisition is also included in the Company's results from date of acquisition.

The Company's income before income taxes increased $152,200 (54%) to $434,800 for the nine month period ended March 31, 2008 from $282,600 for the prior year same period, primarily as a result of the addition of the income of the Company's catalyst research instruments operations, which had a loss for the prior year's same nine month period.

Income before income taxes increased by $4,800 (7%) from $64,800 to $69,600, for the three month comparative periods ended March 31, 2008 and March 31, 2007. The small increase reflected (i) lower profits for the benchtop laboratory operations due to increased raw materials and research and development costs, and (ii) the loss incurred by the catalyst research instruments operations due to an inability to complete orders because of vendor-caused delays in delivery of a large order.

The Three Months Ended March 31, 2008 Compared With the Three Months Ended March 31, 2007

Both segments contributed to the increase in net sales for the three months ended March 31, 2008 of $40,800 (3.0%) to $1,381,800 as compared with $1,341,000 for the three months ended March 31, 2007. Sales of the catalyst research instruments differ from those of the benchtop laboratory equipment in that sales of the catalyst research instruments are comprised of a small number of larger orders, typically averaging more than $100,000 each; hence sales can vary greatly from period to period. As of March 31, 2008, there was an order backlog of $1,275,000 for catalyst research instruments, of which approximately $1,035,000 is scheduled to be fulfilled in the fourth quarter.

The gross profit percentage for the three months ended March 31, 2008 decreased to 35.9% from 38.4% for the three months ended March 31, 2007, mainly as a result of (i) lower gross margins for the catalyst research products resulting from lower sales while incurring certain fixed costs and (ii) increased basic raw material costs for the benchtop laboratory equipment operations.

General and administrative ("G&A") expenses for the three months ended March 31, 2008 decreased by $44,600 (16.0%) to $234,900 from $279,500 for the comparable 2007 period, primarily because the prior year period reflected higher professional fees, partially offset in the current year period by costs pertaining to Sarbanes-Oxley Act compliance.

Selling expenses for the three months ended March 31, 2008 decreased by $9,000 (7.9%) to $105,100 from $114,100 for the three months ended March 31, 2007, as a result of reduced marketing expenses of the benchtop laboratory equipment operations.

Research and development expenses for the three months ended March 31, 2008 increased by $39,200 (59.4%) to $105,200 from $66,000 for the three months ended March 31, 2007, due mainly to accelerated research and development activity for new benchtop laboratory equipment products.

Interest and other income, net increased by $8,900 (89.0%) from $10,000 to $18,900 for the three month comparative periods ended March 31, 2008 and 2007, mainly as a result of interest earned on customer advances on orders for catalyst research instruments.

Income tax expense for the three months ended March 31, 2008 was $20,300 compared to $23,000 for the 2007 comparative period.

As a result of the foregoing, net income for the three months ended March 31, 2008 increased by $7,500 (17.9%) to $49,300, from $41,800 for the three months ended March 31, 2007.

The Nine Months Ended March 31, 2008 Compared With the Nine Months Ended March 31, 2007

Net sales for the nine months ended March 31, 2008 increased by $1,320,500 (38.8%) to $4,727,700 as compared with $3,407,200 for the nine months ended March 31, 2007 as a result of the inclusion of revenues of the catalyst research instruments operations for the full nine months ended March 31, 2008, compared to only four months in the 2007 period, and a $263,100 (10.0%) increase in sales of the Company's benchtop laboratory equipment. Sales of the catalyst research instruments differ from those of the benchtop laboratory equipment in that sales of the catalyst research instruments are comprised of a small number of larger orders, typically averaging more than $100,000 each; hence sales revenues can vary greatly from period to period. As of March 31, 2008, there was an order backlog of $1,275,000 for catalyst research instruments, of which approximately $1,035,000 is scheduled to be fulfilled in the fourth quarter.

The gross profit percentage for the nine months ended March 31, 2008 decreased to 37.5% compared to 40.8% for the nine months ended March 31, 2007, mainly as a result of (i) lower gross margins for the catalyst research instruments resulting from lower sales during the three months ended March 31, 2008, higher sales of peripherals and additional engineer training costs and (ii) increased basic raw material costs for the benchtop laboratory equipment operations.

G & A expenses for the nine months ended March 31, 2008 increased by $96,500 (14.8%) to $748,200 from $651,700 for the comparable period of the prior year, principally the result of (i) the inclusion in the prior year period of the catalyst research instruments operations for only the four months ended March 31, 2007, (ii) increased staffing costs of the laboratory equipment operations, and (iii) costs pertaining to Sarbanes-Oxley Act compliance and (iv) increased directors fees.

Selling expenses for the nine months ended March 31, 2008 increased by $89,900 (34.2%) to $352,800 from $262,900 for the nine months ended
March 31, 2007, as a result of the inclusion of the catalyst research instruments operations for only four months for the 2007 period, partially offset by lower marketing expenses of the benchtop laboratory equipment operations.

Research and development expenses for the nine months ended March 31, 2008 were $284,800, an increase of $50,400 (21.5%) from $234,400 for the nine months ended March 31, 2007, due mainly to accelerated research and development activity for new laboratory equipment products.

Interest and other income, net, increased by $7,000 (16.7%) to $48,800 for the nine month period ended March 31, 2008 compared to $41,800 for the prior year same period, primarily as a result of interest earned on customer advances on orders for catalyst research instruments.

Income tax expense for the nine months ended March 31, 2008 increased by $48,500 (51.5%) to $142,600 from $94,100 for the nine months ended March 31, 2007, mainly due to the higher income.

As a result of the foregoing, net income for the nine months ended March 31, 2008 was $292,200, an increase of $103,700 (55.0%) from
$188,500 for the nine months ended March 31, 2007.

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

Date: May 15, 2008