Form 10KSB
period 2008-06-30
SCIENTIFIC INDUSTRIES INC
filed 2008-09-29
CIK 87802

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-KSB
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934
                    For the fiscal year ended JUNE 30, 2008

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from             to

              Commission file number 0-6658


                 SCIENTIFIC INDUSTRIES, INC.
     (Name of Smaller Reporting Issuer in Its Charter)

       DELAWARE                             04-2217279
(State or Other Jurisdiction of         (I.R.S. Employer
 Incorporation or Organization)          Identification No.)

70 ORVILLE DRIVE, BOHEMIA, NEW YORK                     11716
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number (631)567-4700

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

Yes [ x ]     No [   ]






Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year. $6,669,400

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 29, 2008 is $2,305,900.

The number of shares outstanding of the issuer's common stock, par value $.05 per share ("Common Stock") as of August 29, 2008 is 1,181,352 shares.


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

   Products.

   Benchtop Laboratory Equipment. The Company's Benchtop Laboratory Equipment consists of mixers and disruptors, rotators/rockers, refrigerated incubators and magnetic stirrers. The Vortex-Genie(R) 2 Mixer is the Company's principal product; sales of this product (excluding accessories) represented approximately 39% and 51% of the Company's total sales for the fiscal years ended June 30, 2008 ("fiscal 2008") and June 30, 2007 ("fiscal 2007"), respectively, or 70% of the Company's Benchtop Laboratory Equipment sales for each of the two years.

   The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds.

   The Company's additional mixers and disruptors include the Vortex-Genie 1, a high speed touch mixer; the Vortex-Genie 2T, a mixer with an integral timer; the Disruptor Genie(R), a patented cell disruptor; the MicroPlate Genie(R) and Multi-MicroPlate Genie(R) mixers, specialty mixers designed to mix and vortex the contents of microplates; the Digital Vortex-Genie 2, a vortex mixer incorporating digital control and display; and introduced in July 2008, the Multi Vortex-Genie, a large capacity multi vessel vortex mixer.

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

   The Benchtop Laboratory Equipment also includes a complete line of magnetic stirrers including the MagStir Genie(R), a patented high/low programmable magnetic stirrer; the MultiMagStir Genie(R), a four-place high/low programmable magnetic stirrer; the MegaMag Genie(TM), a large volume magnetic stirrer available in analog and digital versions; and the QuadMag Genie(TM) magnetic stirrer, a four-place powerful general purpose stirrer.

   Catalyst Research Instruments. The Catalyst Research Instruments are offered through the Company's subsidiary, Altamira. The AMI-200(TM) is Altamira's flagship product. The AMI-200 is used to perform traditional catalyst characterization experiments on an unattended basis. The instrument also features a stand-alone personal computer to control the instrument and incorporates proprietary LabVIEW(R)-based software. All AMI model instruments can be customized to a customer's individual requirements.

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

   The Company also offers, under a license from Symyx Corporation, the Celero(TM) high throughput system, designed to provide high throughput screening in multiples of 8 channels. This instrument is typically used to screen multiple catalysts, under the same conditions of temperature, pressure, and gas/liquid flows.

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

   Sales of the Celero(TM) and the PID-MA Reference Reactor have been insignificant to date.

   Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications to existing products. The Company also engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

   Major Customer. Sales to one customer, and one of the two largest distributors of laboratory equipment (principally of the Vortex-Genie 2 Mixer), represented approximately 11% and 16% of total sales for fiscal 2008 and fiscal 2007, respectively. Sales of Catalyst Research Instruments are generally comprised of a few very large orders amounting on average to over $100,000 to different customers with no single customer representing over 10% of total sales for fiscal 2008 or 2007.

   Marketing.

   Benchtop Laboratory Equipment. The Company's Benchtop Laboratory Equipment products are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors, who sell the Company's products through printed catalogs, websites and sales force. See "Major Customer". The Company also markets products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, and through the Company's website. Over the past fiscal year, the Company has increased direct-selling efforts, mainly through online ordering on the Company's website. In general, due to the catalog distribution system it takes two to three years for a new product to begin generating meaningful sales in the industry.

   Catalyst Research Instruments. The Company's Catalyst Research Instruments are sold directly worldwide to universities, government laboratories, and chemical and petrochemical companies. The Company also uses outside sales representatives (on a commission basis) to augment its direct sales activities. The Company markets these products through sales calls, attendance at various trade shows, Altamira's website, outside sales representatives, and printed materials.

   Assembly and Production Materials. The Company has an operating facility in Bohemia, New York (Benchtop Laboratory Equipment) and, since November 30, 2006, one in Pittsburgh, Pennsylvania (Catalyst Research Instruments). The Company's production operations principally involve assembly of components supplied by various domestic and international independent suppliers. Over the last two fiscal years, the Company has purchased a substantial portion of components from overseas factories for its Benchtop Laboratory Equipment operations, with a significant part of such purchases effected through a U.S. vendor. Purchases from the vendor accounted for approximately 24% and 17% for fiscal 2008 and fiscal 2007, respectively, of the Company's total material purchases. See "Risk Factors - The Company is Heavily Dependent on Outside Suppliers for the Components of Its Products".

   Patents, Trademarks, Licenses and Franchises.

  Patents. The Company holds several United States patents relating to existing products, which include a patent for the TurboMix(TM), an accessory to the Vortex-Genie 2 Mixer and Disruptor Genie, which expires in September 2015; a patent on the Roto-Shake Genie which expires in July 2016; and a patent on the MagStir Genie, MultiMagStir Genie, and Enviro-Genie which expires in November 2022.

   Trademarks. The Company has various proprietary marks, including AMI(TM), BenchCAT(TM), Celero(TM), Disruptor Beads(TM), Disruptor Genie(R), Enviro-Genie(R), Genie(TM), MagStir Genie(R), MegaMag Genie(TM), MicroPlate Genie(R), MultiMagStir Genie(R), Multi-
MicroPlate Genie(R), QuadMag Genie(TM), Roto-Shake Genie(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

   Licenses. The Company has several licensing agreements for technology and patents used in Company business. A non-exclusive worldwide sublicense from Fluorometrix Corporation relates to the development, production and marketing of a line of bioreactor vessels, including culture bags with integral sensors for pH and oxygen in volumes ranging from 250 milliliters to 5 liters for laboratory incubator systems.
The Company also licenses the technology related to its patent for the Roto-Shake Genie from a local university, and licenses a patent related to its TurboMix attachment for the Vortex-Genie and Disruptor Genie from an independent inventor. Altamira has a license with respect to technology related to the Celero line of products from Symyx Corporation.

   Foreign Sales. The Company's sales to overseas customers, including distributors, (principally in Asia and Europe) accounted for approximately 51% and 46% of the Company's total net sales for fiscal 2008 and fiscal 2007, respectively. Such sales are paid in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

   Seasonality.  The Company does not consider its business to be seasonal.

   Backlog. The Company's backlog for its Benchtop Laboratory Equipment products is not significant because this line of products is comprised of standard catalog items. The typical lead time for such orders is not more than two weeks. The Company's backlog for Catalyst Research Instruments as of June 30, 2008 was $770,900, most of which is expected to be fulfilled by the end of the second quarter of the fiscal year ending June 30, 2009.

   Competition.   Most of the Company's competitors are substantially
larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company's main competition for its Benchtop Laboratory Equipment in the United States derives from private label brand mixers offered by the two largest laboratory equipment distributors in the United States, who dominate the end user market. The Company believes the Company and its Benchtop Laboratory Equipment products are factors in the vortex mixers market in the United States and widely recognized in the international vortex mixers market as well.

   In the general area of Benchtop Laboratory Equipment, the Company's major competitors are Henry Troemner, Inc. (private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), Barnstead/Thermolyne Corporation, (an Apogent Technologies company owned by Thermo Fisher Scientific, Inc.), IKA-Werke GmbH
& Co. KG, a German company, and Heidolph Instruments GmbH, a German company.

   The primary competition for the Company's Catalyst Research
Instruments is in the form of instruments produced internally by research laboratory staffs of potential customers. Other competitors in the United States include Quantachrome Instruments, and Micromeritics Instrument Corporation, each a privately-held company.

   Research and Development. In connection with the development of new products, the Company incurred research and development expenses, the majority of which relate to Benchtop Laboratory Equipment, of $394,600 during fiscal 2008 compared to $302,100 during fiscal 2007. The Company expects its expenditures in the fiscal year ending
June 30, 2009 for research and development will be approximately 20-30% higher compared to the current fiscal year, mostly as a result of new product development for the Catalyst Research Instruments Operations.

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

   Employees. As of August 29, 2008, the Company employed 27 persons (16 in Bohemia, New York and 11 in Pittsburgh, Pennsylvania) of whom 22 were full-time, including its three executive officers. None of the Company's employees is represented by any union.


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

DEPENDENCE ON A MAJOR CUSTOMER

   The laboratory equipment industry is dominated in the U.S. by two major laboratory equipment distributors, one of which, is the Company's largest customer. Sales to this customer accounted for approximately 11% and 16% of total sales and 20% and 22% of Benchtop Laboratory Equipment sales for fiscal 2008, and 2007, respectively. A material reduction in sales to this customer could have an adverse effect on the operating results of the Company.

ONE BENCHTOP LABORATORY EQUIPMENT PRODUCT ACCOUNTS FOR A SUBSTANTIAL PORTION OF REVENUES

   The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 70% of total Benchtop Laboratory Equipment sales, for each of fiscal 2008 and fiscal 2007 and 39% and 51% of total sales for fiscal 2008 and fiscal 2007, respectively.

THE COMPANY IS A SMALL PARTICIPANT IN EACH OF THE TWO FIELDS IN WHICH
IT OPERATES

   The Benchtop Laboratory Equipment industry is highly competitive. Although the Vortex-Genie 2 Mixer has been widely accepted, the Benchtop Laboratory Equipment annual net sales ($3,770,500 for fiscal 2008 and $3,558,100 for fiscal 2007) is significantly less than the annual revenues of many of its competitors in the industry. Its principal competitors are substantially larger and have much greater financial, production and marketing resources than the Company. In the past few years, there have been continuous new entrants into the vortex mixer market, including the manufacturer of the private label mixers of the two largest distributors.

   The production and sale of Catalyst Research Instruments is highly competitive. The Company's competitors include many laboratories which produce their own instruments and several companies with greater resources.

THE COMPANY'S ABILITY TO GROW AND COMPETE EFFECTIVELY IS IN PART
DEPENDENT ON ITS ABILITY TO DEVELOP AND EFFECTIVELY MARKET NEW PRODUCTS

   Over the past ten years, the Company has continuously invested in the development and marketing of new Benchtop Laboratory Equipment products with a view to increasing revenues of such products and reducing the Company's dependence on the Vortex-Genie 2 Mixer. As a result, the Company currently offers a more extensive line of Benchtop Laboratory Equipment products. However, the Company still needs to continuously develop and market new products in order to grow this segment of the business. Revenues derived from new Benchtop Laboratory Equipment products (those other than the Vortex-Genie 2 Mixer) amounted to $1,145,200 and $838,500, respectively, for fiscal 2008 and fiscal 2007.

   The Company relies primarily on distributors and their catalogs to market its Benchtop Laboratory Equipment products. Accordingly, sales of new products are heavily dependent on the distributors' decision to include and retain a new product in the distributors' catalogs and on their websites. It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered.

   No assurance can be given that the amounts allocated by the Company for its new product development and marketing programs will be sufficient or that distributors will include and retain any particular product in their catalogs and websites.

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

   The Company's Catalyst Research Instruments line of products is limited to a few products. The ability of the Company to compete will depend on its ability to make engineering improvements to existing products and develop and add new products incorporating more current technology in the catalyst research area. No assurance can be given that the Company's planned new product development and related marketing will be sufficient to remain competitive or that such newly developed or improved products will be successful.

THE COMPANY MAY BE SUBJECT TO GENERAL ECONOMIC, POLITICAL, AND
SOCIAL FACTORS

   Orders for the Company's products, particularly Catalyst Research Instruments, depend in part, on a customer's ability to secure funds. Available funds can be affected by budgetary constraints and the ability to obtain grants. Factors such as a general economic recession or another major terrorist attack could have a negative impact on corporate funding and grants to potential customers.

   The Company's ability to secure new orders can also be affected by changes in domestic and international policies pertaining to energy and the environment.

THE COMPANY IS HEAVILY DEPENDENT ON OUTSIDE SUPPLIERS FOR THE
COMPONENTS OF ITS PRODUCTS

   While the Company believes there are several suppliers available for most of its components, it presently relies on one supplier for several components relating to the Company's Benchtop Laboratory Equipment. Due to the increased costs of components, purchases through a United States vendor from one overseas supplier increased to approximately 24% from 17% of the cost of total purchased materials for fiscal 2008 and fiscal 2007, respectively, and to 40% from 22% of the Benchtop Laboratory Equipment purchases. While the Company believes there are other sources for the components purchased from overseas readily available, the disruption or termination of the operations of this source or other sources could have an adverse effect, hopefully of short duration, on the Company's results of operations. To diminish this risk, the Company keeps more than normal quantities of the components on-hand, and has added several alternate suppliers during the past few years. Furthermore, the Company intends to continue purchasing components from overseas factories directly or indirectly. Such reliance could increase the risks for the Company's operations including those arising from government controls, foreign conditions, custom duties, changes in both foreign and United States government policies, and the reliability and financial condition of such suppliers.

THE COMPANY'S ABILITY TO COMPETE DEPENDS IN PART ON ITS ABILITY
TO SECURE AND MAINTAIN PROPRIETARY RIGHTS TO ITS PRODUCTS

  The Company has limited patent protection for its Benchtop Laboratory Equipment products, including its principal product - the Vortex Genie 2 Mixer. As a result, there are several competitive products available in the marketplace possessing
similar technical specifications and design.   The Company does
not have any patent protection for its Catalyst Research Instruments, except a line of products known as Celero, which is not a significant part of the business, under a licensing agreement.

  There can be no assurance that the Company will be successful in obtaining additional patents, that any patent issued or licensed to the Company provides or will provide the Company with competitive advantages or will not be challenged by third parties or that the patents of others will not prevent the commercialization of products developed by the Company. Furthermore, there can be no assurance that others will not independently develop similar products or design around the patents related to the Company's products. Any of the foregoing activities could have a material adverse effect on the Company. Moreover, the enforcement by the Company of its patent rights may result in substantial litigation costs.

THE COMPANY HAS LIMITED MANAGEMENT RESOURCES

  The loss of the services of any of Ms. Helena Santos, the Company's Chief Executive and Financial Officer and President, Mr. Robert Nichols, the Company's Executive Vice President and Mr. Brookman March, President of the Company's wholly-owned subsidiary, Altamira Instruments, Inc., or any material expansion of the Company's operations could place a significant additional strain on the Company's limited management resources and could be materially adverse to the Company's results and financial condition.

THE COMMON STOCK OF THE COMPANY IS THINLY TRADED AND IS SUBJECT TO
VOLATILITY

  As of August 29, 2008, there were only 1,181,352 shares of Common Stock of the Company outstanding, of which 421,915 shares were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2008 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

ITEM 2.  DESCRIPTION OF PROPERTY.

   The Company's executive offices and principal manufacturing facilities for its Benchtop Laboratory Equipment operation comprising approximately 25,000 square feet are located in Bohemia, New York and are held pursuant to a lease expiring in January 2015. In addition, the Company leases approximately 6,600 square feet of office, assembly, and testing space in Pittsburgh, Pennsylvania for its Catalyst Research Instruments operations, pursuant to a lease expiring in July 2011. See Note 10 to the Financial Statements in Item 7. The leased facilities are suitable and adequate for each of the Company's two operations. In the opinion of management, all properties are adequately covered by insurance.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.


                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

  The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2007 and fiscal 2008, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

   For Fiscal Quarter Ended:         Low Bid        High Bid

                  09/30/06           2.60           2.95
                  12/31/06           2.71           3.25
                  03/31/07           2.90           3.75
                  06/30/07           2.86           3.35
                  09/30/07           2.70           3.35
                  12/31/07           3.11           3.95
                  03/31/08           3.30           3.85
                  06/30/08           3.06           4.15

     (a) As of August 29, 2008, there were 640 record holders of the Company's Common Stock.

     (b) On January 14, 2008, the Company paid a cash dividend of $.07 per share to stockholders of record on October 18, 2007. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.


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

   Overview.  The Company's consolidated results of operation for fiscal 2008 include a full twelve months results of Altamira compared to seven months for fiscal 2007, as a result of the acquisition of
Altamira on November 30, 2006.   In addition, the depreciation and
amortization expense related to the acquired assets at their fair market value on date of acquisition is also included in the Company's results from date of acquisition.

   The acquisition of Altamira during fiscal 2007, has resulted in a significant increase in revenues of the Company post-acquisition.
In addition, the Company has diversified its revenue base by increasing its revenues from products other than Benchtop Laboratory Equipment whereby for fiscal 2008 the revenues mix was 57% Benchtop Laboratory Equipment and 43% Calalyst Research Instruments. The Benchtop Laboratory Equipment business differs greatly from the Catalyst Research Instruments particularly in that the latter relies on a small number of infrequent large orders creating significant swings in its revenues and profits, while the former relies mostly on a large number of recurring small orders from its distributors which is typical for standard catalog type items.

   The Company's income before income taxes increased $109,400 (25%) to $544,500 for fiscal 2008 from $435,100 for fiscal 2007, primarily as a result of the income derived from sales of the Company's Catalyst Research Instruments for a full year compared to a loss incurred by that operation in the seven months included in fiscal 2007 results.

   Results of Operations. Net sales for fiscal 2008 increased by $1,789,400 (36.7%) to $6,669,400 as compared with $4,880,000 for fiscal
2007. The Company's Benchtop Laboratory Equipment net sales increased by $212,400 (6.0%) primarily due to increased sales to overseas customers. Net sales of Catalyst Research Instruments increased by $1,577,000 (119.3%) due to inclusion for the full twelve month versus seven month comparison and increase of orders, especially for peripherals.
Sales of the Catalyst Research Instruments differ from those of the Benchtop Laboratory Equipment in that sales of Catalyst Research Instruments are comprised of a small number of larger orders, typically averaging over $100,000 each. As of June 30, 2008, there was a backlog of $770,900 for Catalyst Research Instruments compared with $560,000 as of June 30, 2007.

   The gross profit percentage for fiscal 2008 decreased to 36.0% compared to 40.1% for fiscal 2007, mainly as a result of (i) increased basic raw material costs for the Benchtop Laboratory Equipment operations, which reflected a gross profit percentage of 45.3% for fiscal 2008 compared to 48.9% for fiscal 2007 and (ii) lower gross margins generated by the Catalyst Research Instruments operations which had a higher impact on the total gross margin in the current year due to the higher sales volume (24.0% for fiscal 2008 compared to 16.3% for fiscal 2007).

   General & administrative expenses for fiscal 2008 increased by $95,600 (10.9%) to $975,700 from $880,100 for fiscal 2007, principally the result of
(i) increased staffing costs of the Laboratory Equipment Operations, (ii) costs pertaining to Sarbanes-Oxley Act compliance, (iii) increased directors fees, and (iv) the inclusion of a full twelve months of expenses in the current year for the Catalyst Research Instruments compared to only seven months in the prior year.

   Selling expenses for fiscal 2008 increased by $158,700 (40.3%) to $552,200 from $393,500 for fiscal 2007, primarily as a result of (i) higher selling expenses for the Catalyst Research Instruments operations including commissions, salaries and trade shows expense, partially offset by $46,000 lower marketing expenses of the Benchtop Laboratory Equipment operations, and (ii) the inclusion of a full twelve months of expenses in fiscal 2008 for the Catalyst Research Instruments compared to only seven months in the prior year.

   Research and development expenses for fiscal 2008 were $394,600, an increase of $92,500 (30.6%) from $302,100 for fiscal 2007, due mainly to accelerated research and development activity for new Benchtop Laboratory Equipment products, one of which was launched in July 2008.

   Other income increased by $8,900 (16.2%) to $64,000 for fiscal 2008 from $55,100 for fiscal 2007, primarily as a result of interest earned on customer advances on orders for catalyst research instruments.

   Total income tax expense for fiscal 2008 was $153,000 (28.1%) compared to $123,100 (28.2%) for fiscal 2007 due to higher income in the current year.

   As a result of the foregoing, net income for fiscal 2008 was $391,500, an increase of $79,500 (25.5%) from $312,000 for fiscal 2007.

   Liquidity and Capital Resources. Cash and cash equivalents increased by $676,800 to $1,065,500 as of June 30, 2008 from $388,700 as of June 30, 2007.
Net cash provided by operating activities was $867,200 for fiscal 2008 compared to $172,100 for fiscal 2007, primarily due to decreases in accounts receivable and higher customer advance balances partially offset by higher inventories. (The customer advances as of June 30, 2008 was $379,300 as compared with $147,600 as of June 30, 2007). Fiscal 2008 reflected net cash used in investing activities of $173,100, which included additional cash paid for the November 2006 acquisition, while the prior year's net cash provided of $25,700 reflected significant redemptions of investment securities used for the acquisition. Net cash used in financing activities for fiscal 2008 was $17,300 compared to $36,800 for fiscal 2007, the decrease due to an increase in cash proceeds from exercise of stock options.

   The Company's working capital as of June 30, 2008 was $2,776,200, an increase of $315,700 from the working capital of $2,460,500 at June 30, 2007, mostly as a result of higher income from operations and cash proceeds from option exercises. The Company has available for its working capital needs, a bank line of credit to be secured of $200,000 with Capital One Bank with interest at prime, all of which was available as of June 30, 2008.
The Company has never borrowed under this line of credit. Management believes that the Company will be able to meet its cash flow needs during the 12 months ending June 30, 2009 from its available financial resources which include its cash and investment securities.

   Capital Expenditures. During fiscal 2008, the Company incurred $66,400 in capital expenditures, the approximate level which the Company expects to incur during the fiscal year ending June 30, 2009.

ITEM 7.   FINANCIAL STATEMENTS.

   The Financial Statements required by this item are attached hereto on pages

F1-F22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.


ITEM 8A.  CONTROLS AND PROCEDURES.

   Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

   Management's Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company's internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

   The Chief Executive and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting as of June 30, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

   Based on the assessment of the Company's Chief Executive and Chief Financial Officer of the Company, it was concluded that as of June 30, 2008, the Company's internal controls over financial reporting were effective based on these criteria.

    Changes in Internal Control Over Financial Reporting. There was no change in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION.

   Not applicable.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

   The Company has the following six Directors:

   Arthur M. Borden, Esq. (age 88), a Director since 1974, has been counsel to the law firm of Katten Muchin Rosenman LLP (formerly Rosenman & Colin) during the past five years. He is a director of Supreme Industries, Inc., a nationwide manufacturer of specialized truck bodies.

   Joseph G. Cremonese (age 72), a Director since November 2002 and
Chairman of the Board since February 2006, has been a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies, including the Company, engaged in the production and sale of products for science and biotechnology. Since March 2003, he has been a director of and consultant to Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, the largest U.S.
distributor of laboratory equipment.

   Joseph I. Kesselman (age 83), a Director since 1961 and Chairman of the Board from August 2002 until his resignation in February 2006, has been for more than five years a consultant to various corporations including
Nuclear and Environmental Protection Inc. and Hopare Holding, S.A.
(a Swiss company), both companies of which he was previously a director.

   Roger B. Knowles (age 83), a Director since 1965, is retired. During the past five years he has been involved in liquidating various real estate and manufacturing concerns.

   Grace S. Morin (age 60), a Director since December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition by the Company. Ms. Morin has been engaged by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility. Prior to December 2003, she was a general business consultant for two years, and prior to that she was a member of senior management of a designer of gas flow environmental engineered products for approximately four years.

   James S. Segasture (age 72), a Director since 1991, has been a private investor since February 1990.

   The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company to be held at the next annual meeting following: the fiscal year ending June 30, 2008 - two Directors (Messrs. Cremonese and Knowles, Class C), the fiscal year ending June 30, 2009 - two Directors (Messrs. Borden and Segasture, Class A) and the fiscal year ending June 30, 2010 - two
Directors (Mr. Kesselman and Ms. Morin, Class B).

BOARD COMMITTEES

   Joseph I. Kesselman and James S. Segasture have been the sole members of the Company's Stock Option Committee to serve at the discretion of the Board and to administer the Company's 2002 Stock Option Plan ("2002 Plan").

   Grace S. Morin, Joseph I. Kesselman, and James S. Segasture have been the members of the Company's Compensation Committee to serve at the discretion of the Board and to administer the Company's Compensation policies.

   The Board of Directors acts as the Company's Audit Committee.

   The Company does not have a financial expert on the Audit Committee as defined by the Securities and Exchange Commission, however, the Company believes that the members of the Audit Committee have sufficient knowledge to properly evaluate and analyze the Company's financial statements.

EXECUTIVE OFFICERS

   Helena R. Santos, CPA (age 44), employed by the Company since 1994, was appointed in August 2002 as President, Chief Executive Officer and Treasurer. Previously she served as Vice President, Controller from 1997 and Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

   Robert P. Nichols (age 47), employed by the Company since February 1998, was appointed in August 2002 as Executive Vice President. He had been Vice
President, Engineering from May 2001.   Prior to joining the Company, Mr.
Nichols was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

   Brookman P. March (age 63) has been Director of Sales and Marketing since November 30, 2006 and President since July 2008 of Altamira, which conducts the Catalyst Research Instruments operation. He had been Vice President and a Director of Altamira from December 2003 until it was acquired by the Company. Mr. March is the husband of Ms. Morin, a Director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   The Company believes that, for the year ended June 30, 2008, its officers, directors and 10% stockholders timely complied with all filing requirements of
Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

   We have adopted a code of ethics that applies to our Executive Officers and Directors. A copy of the code of ethics can be found on our website at www.scientificindustries.com.

ITEM 10.  EXECUTIVE COMPENSATION.

   The following table summarizes all compensation paid by the Company to its Chief Executive Officer ("CEO"), who is also its Chief Financial Officer ("CFO"), and President; and to its Executive Vice President and since November 30, 2006, to its Director of Sales and Marketing of its Catalyst Research Instruments subsidiary with respect to each of the two fiscal years ended June 30, 2008 and 2007. No other executive officer earned in excess of $100,000 in any of such fiscal periods.

   The Compensation Committee along with the other members of the Board reviews and determines the compensation payable to executives. In making a determination, the Committee and the Board give material consideration to the Company's results of operations and financial condition and competitive factors. The compensation at times includes grants of options under its stock option plan to the named executives, each subject to long-term employment agreements, containing terms which the Board of Directors deemed reasonable. The Board is cognizant that as a relatively small company, the Company has limited resources and opportunities with respect to recruiting and retaining key executives. Accordingly, the Company has relied upon long-term employment agreements to retain qualified personnel.

                 SUMMARY COMPENSATION TABLE
_____________________________________________________________
                                                    Non-
                                                    Equity
                                                    Incentive
Name                                                Plan
and                                 Stock   Option  Comp-
Principal    Fiscal  Salary  Bonus  Awards  Awards  ensation
Position     Year    ($)     ($)    ($)     ($)     ($)
(a)          (b)     (c)     (d)    (e)     (f)     (g)
_____________________________________________________________
Helena R.    2008    120,000 10,000  0       0       0
Santos,      2007    115,000 10,000  0       0       0
CEO,
President,
CFO

Robert P.   2008     115,000 10,000  0       0       0
Nichols,    2007     110,000 10,000  0       0       0
Exec.
V. P.

Brookman    2008     110,000      0  0       0       0
P. March,   2007      64,200      0  0       0       0
Director
of Market-
ing and
Sales of
Altamira(2)

_____________________________________________________________
               SUMMARY COMPENSATION TABLE (CONTINUED)
_____________________________________________________________
             Non-
             Qualified
             Deferred  All
Name         Comp-     Other
and          ensation  Comp-
Principal    Earnings  ensation  Total
Position     ($)       ($)       ($)
(a)          (h)       (i)       (j)
_____________________________________________________________
Helena R.    2008      2,600(1)  132,600
Santos,      2007      2,500(1)  127,500
CEO,
President,
CFO

Robert P.   2008       2,500(1)  127,500
Nichols,    2007       2,400(1)  122,400
Exec.
V. P.

Brookman    2008       4,400(1)  114,400
P. March,   2007       2,600(1)   66,800
Director
of Market-
ing and
Sales of
Altamira(2)

_____________________________________________________________


(1)Represents the Company's matching contribution under the Company's 401(K) Plans.

(2)He was appointed President of Altamira in July 2008.

Pursuant to the Altamira acquisition agreement, Altamira entered into a long-term employment agreement on November 30, 2006 employing Mr. Brookman P. March as Director of Marketing and Sales. In July 2008, he was also appointment the President of Altamira.


      OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
_____________________________________________________________
                          Option Awards
_____________________________________________________________
                        Number       Inactive
           Number       of           Plan
           of           Securities   Awards
           Securities   Under-       Number of
           Under-       lying        Securities
           lying Un-    Unexercised  Underlying   Option
           exercised    Options(#)   Unexercised  Exercise  Option
           Options(#)   Unexerci-    Unearned     Price     Expiration
Name       Exercisable  sable        Options      ($)       Date
(a)        (b)          (c)          (d)          (e)       (f)
______________________________________________________________________
Helena R.   5,000        0           0            .84      5/2009
Santos

Robert P.   8,000        0           0            .84      5/2009
Nichols     5,000        0           0           1.25     10/2012

Brookman
P. March        0        0           0              0       -
______________________________________________________________________


OPTION GRANTS IN LAST FISCAL YEAR

There were no options granted to officers during fiscal 2008.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                        Number of
               Shares of                Securities     Value of
               Common                   Underlying     Unexercised
               Stock                    Unexercised    in-the-money
               Acquired                 Options        Options
               On             Value     at FY-End (#)  at FY-End ($)
               Exercise       Realized  Exercisable/   Exercisable/
Name           (#)            ($)(1)    Unexercisable  Unexercisable(1)
________________________________________________________________________
Robert P.
Nichols        12,000         22,300    13,000/0       37,700/0
________________________________________________________________________

(1) Calculated by multiplying the number of shares of Common Stock subject to options by the difference between: (i) the market price on date of exercise, and June 30, 2008, respectively, and (ii) the exercise price.

EMPLOYMENT AGREEMENTS

   Ms. Helena R. Santos and Mr. Robert P. Nichols are employed pursuant to two-year employment agreements dated December 29, 2006. The agreements provide for annual base salaries of $120,000 for Ms. Santos and $115,000 for Mr. Nichols. They provide for annual bonuses at the discretion of the Board and contain non-competition and confidentiality covenants. The Board awarded a $10,000 bonus to each of Ms. Santos and Mr. Nichols paid in January 2008. A $10,000 bonus was paid to each in December 2006.

   In connection with the Altamira acquisition during fiscal 2007, Altamira entered into a two-year employment agreement dated November 30, 2006 with Mr. Brookman March, who had been Altamira's Vice President and a Director, employing him currently as the subsidiary's Director of Sales and Marketing. He was appointed in July 2008 President of the subsidiary. A new employment agreement with Altamira is currently being negotiated. Mr. March is the husband of Grace S. Morin, a Director of the Company and the former principal stockholder of Altamira.

DIRECTORS' COMPENSATION

                       DIRECTORS' COMPENSATION
                  FOR THE YEAR ENDED JUNE 30, 2008

                                          Non-
                                          Equity
            Fees                          Incentive
            Earned                        Plan
            or Paid    Stock     Option   Comp-
            in Cash    Awards    Awards   ensation
Name        ($)        ($)       ($)      ($)
(a)         (b)        (c)       (d)      (e)
_____________________________________________________________________
Arthur M.
Borden     11,000      0              0    0

Joseph G.
Cremonese  23,000      0              0    0

Joseph I.
Kesselman  11,000      0              0    0

Roger B.
Knowles    11,000      0              0    0

Grace S.
Morin           0      0              0    0

James S.
Segasture  11,000      0              0    0

____________________________________________________________________


                DIRECTORS' COMPENSATION (CONTINUED)

            Changes
            in
            Pension
            Value and
            Non-       Non-
            qualified  qualified
            Deferred   Deferred    All
            Compens-   Comp-       Other
            ation      ensation    Comp-
            Earnings   Earnings    ensation    Total
Name        ($)        ($)         ($)         ($)
(a)         (f)        (g)         (h)         (i)
____________________________________________________________________

Arthur M.                 0          0         11,000
Borden

Joseph G.
Cremonese                 0        36,000(1)   59,000

Joseph I.
Kesselman                 0          0         11,000

Roger B.
Knowles                   0          0         11,000

Grace S.
Morin                     0        59,700(2)   59,700

James S.
Segasture                 0          0         11,000

____________________________________________________________________

(1) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Item 12).

(2) Represents compensation received for her administrative services on behalf of Altamira.

   The Company pays a quarterly retainer fee of $1,500 and $1,000 for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Cremonese, as Chairman of the Board since February 2006, receives an additional fee of $1,000 per month. During fiscal 2008, the fees to non-employee Directors aggregated $103,000, including the consultant fee paid to Mr. Cremonese's affiliate.

   Pursuant to the Company's 1992 Stock Option Plan ("1992 Plan") options to purchase 3,000 shares of Common Stock at the then fair market value were granted to each non-employee director who was on the Board of Directors on the first business day of each March, in 1993, 1994, 1995, and 1996, namely Messrs. Borden, Kesselman, Knowles and Segasture. In addition, in December 1997 and through December 2002 the Board of Directors granted under the 1992 Plan annually options to purchase 4,000 shares of Common Stock to each of them exercisable at the fair market value on the date of grant. Accordingly, as of June 30, 2008, the Company had granted under the 1992 Plan to the foregoing four non-employee Directors options to purchase an aggregate of 128,000 shares of Common Stock, or options to purchase 32,000 shares of Common Stock for each. The fair market value per share of Common Stock on the dates of grant ranged from $0.50 for options granted in 1993 to $2.40 in 2002. As of June 30, 2008, options under the 1992 Plan with respect to 92,000 shares had been exercised by the Directors. In addition, they had exercised options with respect to 48,000 shares granted to them prior to the adoption of the 1992 Plan. Under the Company's 2002 Plan, none of the Directors at the time of the adoption by the Board of Directors of the 2002 Plan (subsequently approved by stockholders) were eligible to receive option grants. Mr. Joseph G. Cremonese who was elected Director at the 2002 Annual Meeting of Stockholders, was granted on December 1, 2003 a five-year option to purchase 5,000 shares of Common Stock at the fair market value of $1.35 per share. On February 20, 2007, the Company granted him another five-year option to purchase 5,000 shares of Common Stock at the fair market value of $3.10 per share. The options had a fair value of $10,100 of which $3,000 was recognized as expense in fiscal 2008. Both options have not been exercised.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth, as of June 30, 2008, the number of shares of Common Stock beneficially owned by (i) the persons known to the Company to be the owners of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of Common Stock owned by such individual.
Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 70 Orville Drive, Bohemia, New York 11716.

                                Amount and
Name                            Nature of Beneficial Ownership  % of Class
_______________________________ ______________________________  __________

Concentric Investment Mgmt. LLC     61,857(1)                     5.2%
One International Place,
Suite 2401,
Boston, MA 02110

Lowell A. Kleiman                 139,581(2)                     11.8%
16 Walnut Street
Glen Head, NY 11545

Arthur M. Borden                   60,740(3)                      5.1%
Joseph G. Cremonese                41,597(4)                      3.5%
Joseph I. Kesselman                64,120(5)                      5.4%
Roger B. Knowles                    6,258(6)                       .5%
Grace S. Morin                     82,950                         7.0%
James S. Segasture                187,250(7)                     15.8%
Helena R. Santos                   18,000(8)                      1.5%
Robert P. Nichols                  27,800(9)                      2.1%
Brookman P.  March                 82,950(10)                     7.0%

All directors and executive
officers as a group (8 persons)   485,915(11)                    39.0%

(1) Based on information reported on Schedule 13G Filed with the Securities and Exchange Commission on February 15, 2008.
(2) Based on information reported in his Schedule 13D filed with the Securities and Exchange Commission on October 30, 2002.
(3) Includes 16,000 shares issuable upon exercise of options.
(4) 31,597 shares are owned jointly with his wife and 10,000 shares are issuable upon exercise of options.
(5) Includes 12,000 shares issuable upon exercise of options and 735 shares of Common Stock owned jointly with his wife and 8,000 shares owned by his wife.
(6) Includes 4,000 shares issuable upon exercise of options, and 2,258 shares owned by his wife.
(7) Includes 4,000 shares issuable upon exercise of options and 493 shares owned by his wife.
(8) Includes 5,000 shares issuable upon exercise of options.
(9) Includes 13,000 shares issuable upon exercise of options.
(10)Represents shares owned by his wife, Ms. Morin.
(11)Includes 64,000 shares issuable upon exercise of options.

         EQUITY COMPENSATION PLAN INFORMATION
_________________________________________________________________

                  Number of Securities
                  to be Issued Upon    Weighted-Average
                  Exercise of          Exercise Price of
                  Outstanding Options, Outstanding Options,
                  Warrants and Rights  Warrants and Rights ($)
Plan Category          (a)                 (b)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        64,001             1.60

Equity
Compensation
plans not approved
by security holders      N/A               N/A
_________________________________________________________________
Total                   64,001             1.60
_________________________________________________________________


         EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)
_________________________________________________________________

                  Number of Securities
                  Remaining Available
                  for
                  Future Issuance
                  Under
                  Equity Compensation
                  Plans (Excluding
                  Securities Reflected
                  in Column (a)
Plan Category          (c)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders      105,334

Equity
Compensation
plans not approved
by security holders      N/A
_________________________________________________________________
Total                 105,334
_________________________________________________________________


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Joseph G. Cremonese, who was first elected a Class C Director at the Annual Meeting of Stockholders in November 2002 or his affiliate, Laboratory Innovation Company, Ltd., have been providing independent marketing consulting services to the Company for approximately nine years. The services have been rendered since January 1, 2003 pursuant to a consulting agreement which was amended and restated in March 2007. The agreement as amended and restated provides that Mr. Cremonese and his affiliate render, at the request of the Company, through December 31, 2008 marketing consulting services of at least 60, but not more than 96, days per year at the rate of $600 per day with a monthly payment of $3,000, with the Company's obligation reduced to the extent the consulting services are less than 60 days for the 12 month period. The agreement contains confidentiality and non-competition covenants. During fiscal 2008, the Company paid an aggregate of $36,000 for the consulting services.

     Ms. Grace S. Morin, was first elected a Class B Director in December 2006 in connection with the sale of her 90.36% ownership interest in Altamira Instruments, Inc. to the Company in November 2006. Under the purchase agreement the selling stockholders are to receive (in addition to cash and stock) an amount equal to 5% of net sales of Altamira for each of five designated periods, subject to possible adjustment. The first period ran from December 1, 2006 through June 30, 2007, the second, third, and fourth periods are the 12 months ended June 30, 2008, June 30, 2009, and June 30, 2010, and the fifth period is from July 1, 2010 to November 30, 2010. Ms. Morin received $59,700 in contingent consideration for the first period and $131,000 for the second period. She also received $36,400 as an agreed upon reimbursement for the Company's treatment of the transaction as a purchase of assets for tax purposes.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         Exhibits to this report are listed in the Exhibit Index at the end of this report.


(b) Reports on Form 8-K

     There were no reports filed on Form 8-K during the three months ended June 30, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Company incurred for the services of Nussbaum Yates Berg Klein & Wolpow, LLP for fiscal 2008 and fiscal 2007: audit fees of approximately $37,000 and $35,000, respectively, in connection with the audit of the Company's financial statements; $4,000 for each of fiscal 2008 and fiscal 2007 for the preparation of the Company's corporate tax returns;
$9,000 and $4,500 respectively, in connection with the quarterly reviews for fiscal 2008 and fiscal 2007, respectively, and $12,600 and $39,900, respectively, for additional services rendered primarily in connection with the acquisition of Altamira Instruments, Inc. There were no other a udit related fees or other fees paid to the firm.

     In approving the engagement of the independent registered public accounting firm to perform the audit and non-audit services, the Board of Directors as the Company's audit committee evaluates scope and cost of each of the services to be performed including a determination that the performance of the non-audit services will not affect the independence of the firm in the performance of the audit services.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SCIENTIFIC INDUSTRIES, INC.
                          ___________________________
                         (Registrant)

                         /s/ Helena R. Santos
                         ____________________________
                         Helena R. Santos
                         President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer



Date:  September 29, 2008

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Title                      Date
____                         _____                      ____

/s/ Arthur M. Borden       Director                 September 29, 2008
Arthur M. Borden

/s/ Joseph G. Cremonese    Chairman of the Board    September 29, 2008
Joseph G. Cremonese

/s/ Joseph I. Kesselman    Director                 September 29, 2008
Joseph I. Kesselman

/s/ Roger B. Knowles       Director                 September 29, 2008
Roger B. Knowles

/s/ Grace S. Morin         Director                 September 29, 2008
Grace S. Morin

/s/ James S. Segasture     Director                 September 29, 2008
James S. Segasture



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

    3(c) By-Laws of the Company, as restated and amended. (Filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on January 6, 2003 and Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on December 5, 2007 and incorporated by reference thereto).

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

    10(a)-2 Second amendment to lease between Registrant and REP A10 LLC dated November 5, 2007. (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on November 8, 2007, and incorporated by reference thereto).

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

    10(i) Employment Agreement, dated as of November 30, 2006, between Altamira Instruments, Inc. and Brookman P. March (Filed as
              Exhibit 10copyright) to the Company's Current Report on
              Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

    10(j) Indemnity Agreement, dated as of April 13, 2007 by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (Filed as Exhibit 10(j) to the Company's Form 10-KSB Filed on September 28, 2007 and incorporated by reference thereto).

    10(k) Lease between Altamira Instruments, Inc. and Allegheny Homes, LLC, with respect to the Company's Pittsburgh, Pennsylvania facilities (Filed as Exhibit 10(k) to the Company's Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

    14 Code of Ethics (Filed as Exhibit 14 to the Company's Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

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

              Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November 30, 2006.

    31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

    32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.



___________________________________________________________________________


	           SCIENTIFIC INDUSTRIES, INC.
	                AND SUBSIDIARIES

	        YEARS ENDED JUNE 30, 2008 AND 2007

	        FINANCIAL STATEMENTS AND REPORT OF
	  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	   YEARS ENDED JUNE 30, 2008 AND 2007



	                 CONTENTS




	                                                     Page
                                                           ____

Report of independent registered public accounting firm     F-1


Consolidated financial statements:

	Balance sheets                                       F-2

	Statements of income                                 F-3

	Statements of shareholders' equity                   F-4

	Statements of cash flows                             F-5

	Notes to financial statements	                   F-6 - F-22

Report of Independent Registered Public Accounting Firm



Board of Directors and Shareholders
Scientific Industries, Inc. and Subsidiaries
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc.
and subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.


/s/ Nussbaum Yates Berg Klein & Wolpow, LLP
___________________________________________
Nussbaum Yates Berg Klein & Wolpow, LLP
Melville, New York


September 29, 2008

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS

	         JUNE 30, 2008 AND 2007

                          ASSETS


                                              2008         2007
                                           ----------   ----------
Current assets:
  Cash and cash equivalents                $1,065,500   $  388,700
  Investment securities                       682,400      718,000
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $11,600 in 2008 and 2007               454,800      750,800
  Inventories                               1,521,400    1,289,600
  Prepaid and other current assets             84,700       61,200
  Deferred taxes                               31,400       25,600
                                           ----------   ----------
        Total current assets                3,840,200    3,233,900

Property and equipment, net                   247,400      247,300

Intangible assets, net                        454,600      596,800

Goodwill                                      158,400       13,400

Other                                          46,000       45,700

Deferred taxes                                 30,200         -
                                           ----------   ----------
        Total assets                       $4,776,800   $4,137,100
                                           ==========   ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $  241,800   $  231,900
  Customer advances                           379,300      147,600
  Accrued expenses and taxes                  442,900      393,900
                                           ----------   ----------
        Total current liabilities           1,064,000      773,400
                                           ----------   ----------
Deferred taxes                                   -           7,600
                                           ----------   ----------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.05 par value;
    authorized 7,000,000 shares; issued
    1,201,154 and 1,165,154 shares in
    2008 and 2007                             60,000        58,200
  Additional paid-in capital               1,507,000     1,428,900
  Accumulated other comprehensive loss,
    unrealized holding loss on investment
    securities                               (44,400)      ( 9,900)
  Retained earnings                        2,242,600     1,931,300
                                           ---------     ---------
                                           3,765,200     3,408,500
  Less common stock held in treasury
    at cost, 19,802 shares                    52,400        52,400
                                           ---------     ---------
         Total shareholders' equity        3,712,800     3,356,100
                                           ---------     ---------
         Total liabilities and
           shareholders' equity           $4,776,800    $4,137,100
                                          ==========    ==========

         See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	         CONSOLIDATED STATEMENTS OF INCOME

	        YEARS ENDED JUNE 30, 2008 AND 2007


                                              2008         2007
                                          -----------   -----------



Net sales                                 $ 6,669,400   $ 4,880,000

Cost of sales                               4,266,400     2,924,300
                                          -----------   -----------

Gross profit                                2,403,000     1,955,700
                                          -----------   -----------
Operating expenses:
  General and administrative                  975,700       880,100
  Selling                                     552,200       393,500
  Research and development                    394,600       302,100
                                          -----------   -----------

                                            1,922,500     1,575,700
                                          -----------   -----------

Income from operations                        480,500       380,000
                                          -----------   -----------

Other income:
  Interest income                              51,900        43,900
  Other income, net                            12,100        11,200
                                          -----------   -----------

                                               64,000        55,100
                                          -----------   -----------

Income before income taxes                    544,500       435,100
                                          -----------   -----------

Income tax expense (benefit):
  Current                                     196,600       118,800
  Deferred                                    (43,600)        4,300
                                          -----------   -----------

                                              153,000       123,100
                                          -----------   -----------

Net income                                $   391,500   $   312,000
                                          ===========   ===========

Basic earnings per common share           $	  .34   $       .29
                                          ===========   ===========

Diluted earnings per common share         $	  .32   $       .27
                                          ===========   ===========


Weighted average common shares
  outstanding                               1,159,494     1,075,878
                                          ===========   ===========

Weighted average common shares outstanding,
    assuming dilution                       1,206,236     1,140,751
                                          ===========   ===========

          See notes to consolidated financial statements.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	             YEARS ENDED JUNE 30, 2008 AND 2007

                            Common Stock     Additional Accumulated
                            ______________   Paid-in    Other Compr-
                            Shares  Amount   Capital    ehensive Loss
                           _______  _______  ________   _____________

Balance, July 1 , 2006   1,020,154  $51,000  $1,010,500 $  (11,500)

Net income                    -        -           -          -

Other comprehensive income:
 Unrealized holding gain
  arising during period       -        -           -         1,800
 Plus reclassification
  adjustment for gain
  included in net income      -        -           -          (200)
 Change in net unrealized
  holding loss                -        -           -          -

Comprehensive income          -        -           -          -

Exercise of stock options   20,000    1,000      32,200       -

Issuance of common stock
  in connection with
  acquisition              125,000    6,200     380,000       -

Stock-based compensation      -        -          5,100       -

Income tax benefit of
 stock options exercised      -        -          1,100       -

Cash dividend paid, $.07
 per share                    -        -           -          -
                          _________  _______ __________  ___________
Balance, June 30, 2007    1,165,154  58,200   1,428,900    ( 9,900)

Net income                     -        -          -          -

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -        -           -       (34,500)

Comprehensive income          -        -           -           -

Exercise of stock options   36,000    1,800      61,100        -

Stock-based compensation      -        -         3,000         -

Income tax benefit of
 stock options exercised      -        -        14,000         -

Cash dividend paid, $.07
 per share                    -        -          -            -
                          _________  _______  __________  ___________
Balance, June 30, 2008    1,201,154  $60,000  $1,507,000  $ (44,400)
                          =========  =======  ==========  ===========

         See notes to consolidated financial statements.


               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

	             YEARS ENDED JUNE 30, 2008 AND 2007

                          Retained      Treasury Stock    Shareholders'
                                        ______________
                          Earnings      Shares  Amount    Equity
                          ________      ______  ______    ____________

Balance, July 1, 2006    $1,689,300     19,802  $52,400   $  2,686,900
                                                          ____________
Net income                 312,000        -        -           312,000
                                                          ____________
Other comprehensive income:
 Unrealized holding gain
  arising during period       -         -          -            1,800
 Plus reclassification
  adjustment for gain
  included in net income      -         -          -             (200)
                                                          ____________
 Change in net unrealized
  holding loss                -         -          -            1,600
                                                          ____________
Comprehensive income          -         -          -          313,600
                                                          ____________

Exercise of stock options     -         -          -           33,200

Issuance of common stock
  in connection with
  acquisition                 -         -          -          386,200

Stock-based compensation      -         -          -            5,100

Income tax benefit of stock
  options exercised           -         -          -            1,100

Cash dividend paid, $.07
 per share                (70,000)      -          -          (70,000)
                         _________   _______   _______     __________
Balance, June 30, 2007   1,931,300    19,802    52,400      3,356,100
                                                           __________
Net income                 391,500        -        -          391,500

Other comprehensive loss:
 Unrealized holding loss
  arising during period       -         -          -         ( 34,500)
                                                           ____________
Comprehensive income          -         -          -          357,000
                                                          ____________

Exercise of stock options     -         -          -           62,900

Stock-based compensation      -         -          -            3,000

Income tax benefit of stock
  options exercised           -         -          -           14,000

Cash dividend paid, $.07
 per share                (80,200)      -          -          (80,200)
                        __________   _______   _______     __________
Balance, June 30, 2008  $2,242,600    19,802   $52,400     $3,712,800
                        ==========   =======   =======     ==========

            See notes to consolidated financial statements.

              SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	           CONSOLIDATED STATEMENTS OF CASH FLOWS

	             YEARS ENDED JUNE 30, 2008 AND 2007


                                                 2008        2007
                                              ---------   ---------
Operating activities:
  Net income                                  $ 391,500   $ 312,000
                                              ---------   ---------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Gain on sale of investments                   -           (200)
     Depreciation and amortization              213,500     150,100
     Deferred income taxes (benefit)           ( 43,600)      4,300
     Income tax benefit of stock options
       exercised                                 14,000       1,100
     Stock-based compensation                     3,000       5,100
     Changes in assets and liabilities,
       net of effect of acquisition in 2007:
         Trade accounts receivable              296,000    (319,600)
         Inventories                           (231,800)     24,900
         Prepaid and other current assets      ( 23,500)     50,300
         Other assets                          (    300)     18,100
         Accounts payable                         9,900     (75,100)
         Customer advances                      231,700    (104,200)
         Accrued expenses and taxes               6,800     126,700
         Deferred compensation                     -       ( 21,400)
                                               ---------   ---------
           Total adjustments                    475,700    (139,900)
                                               ---------   ---------
           Net cash provided by operating
             activities                         867,200     172,100
                                               ---------   ---------
Investing activities, net of effect of acquisition:
  Acquisition of Altamira Instruments, Inc.,
    net of cash acquired                       (102,800)   (346,500)
  Purchase of investment securities,
    available for sale                          (23,800)   ( 23,700)
  Redemption of investment securities,
    available for sale                           25,000     475,700
  Capital expenditures                          (66,400)    (65,000)
  Purchase of intangible assets                 ( 5,100)    (14,800)
                                               ---------   ---------
           Net cash provided by (used in)
             investing activities              (173,100)     25,700
                                               ---------   ---------
Financing activities:
  Proceeds from exercise of stock options        62,900      33,200
  Cash dividend paid                            (80,200)    (70,000)
                                               ---------   ---------
           Net cash used in financing
             activities                         (17,300)    (36,800)
                                               ---------   ---------
Net increase in cash and cash equivalents       676,800     161,000

Cash and cash equivalents, beginning of year	388,700     227,700
                                               ---------   ---------
Cash and cash equivalents, end of year       $1,065,500   $ 388,700
                                              ==========  ==========

Supplemental disclosures of cash flow information:
  Cash paid for income taxes                  $ 120,500   $ 126,400
                                              =========   ==========


Non-cash financing activity:
 See Note 2 for stock issued in connection with 2007 acquisition and additional costs.

        See notes to consolidated financial statements.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 2008 AND 2007



1.	Summary of Significant Accounting Policies

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

	Revenue Recognition

	Revenue is recognized when all the following criteria are met:

*	Receipt of a written purchase order agreement which is binding on the customer.
*	Goods are shipped and title passes.
*	Prices are fixed.
*	Collectibility is reasonably assured.
*	All material obligations under the agreement have been
substantially performed.

Substantially all orders are F.O.B. shipping point, all sales are final without right of return or payment contingencies, and there are no special sales arrangements or agreements with any customers.

	Cash and Cash Equivalents

	The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At certain times, the Company maintains balances in accounts in excess of the $100,000 FDIC insurance coverage.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007


1.	Summary of Significant Accounting Policies (Continued)

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

	Customer Advances

      In the ordinary course of business, customers of Altamira may prepay for purchase orders issued to the Company. Such amounts are categorized as liabilities under the caption customer advances.

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

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007

1.	Summary of Significant Accounting Policies (Continued)

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

	Goodwill

      Goodwill represents the excess purchase price over the fair value of acquired net assets and in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," is tested for impairment annually, or earlier, if indicators of impairment exist. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. The Company performed an assessment to determine whether goodwill was impaired at June 30, 2008 and determined that there was no impairment.

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

	Income Taxes

	The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred income taxes result principally from the timing of the deductibility of the rent accrual, and the use of accelerated methods of depreciation and amortization for tax purposes.

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007


1.	Summary of Significant Accounting Policies (Continued)

	Advertising

	Advertising costs are expensed as incurred. Advertising expense amounted to $21,100 and $36,200 for the years ended June 30, 2008 and 2007.

	Stock Compensation Plan

	During the year ended June 30, 2003, the Company established a ten-year stock option plan (the "2002 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus to the extent that options previously granted under the 1992 Stock Option Plan of the Company (the "Prior Plan") expire or terminate for any reason without having been exercised, then options exercisable for that same number of shares of Common Stock, up to a maximum of one hundred sixty one thousand (161,000) shares, may be granted pursuant to the 2002 Plan. The 2002 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2002 Plan. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options are to be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The 2002 Plan also stipulates that none of the then members of the Board of Directors shall be eligible to receive option grants under the 2002 Plan. The options expire at various dates through February 2017. At June 30, 2008, 105,334 shares of Common Stock were available for grant under the 2002 Plan and the Prior Plan.

	Stock-based compensation is accounted for using SFAS No. 123R "Share-Based Payment" which requires compensation costs related to stock-based payment transactions to be recognized commencing with the fiscal year ended June 30, 2007. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. There were no options granted during the year ended June 30, 2008. During the year ended June 30, 2007, the Company granted 5,000 options that had a fair value of $10,100 to a director who is affiliated with a consultant to the Company. The fair value of the options granted during fiscal year 2007 was determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used were an expected life of 10 years; risk free interest rate of 4.69%; volatility of 69%; and dividend yield of 6%. The weighted-average value of the options granted in 2007 was $2.02 and stock-based compensation costs were $3,000 and $5,100 for the year ended June 30, 2008 and 2007, respectively. Stock-based compensation costs related to nonvested awards are $2,000 to be recognized during the next year.

	The Company did not grant any options or warrants as compensation for goods or services to non-employees for the years ended June 30, 2008 and 2007.

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007


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

	Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

	Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157." Collectively, the Staff Positions defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for non financial assets and non financial liabilities except for items recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

       In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.
SFAS No. 159 is effective at the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS No. 159 on the Company's consolidated financial statements.

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007


2.	Acquisition

	On November 30, 2006, the Company acquired all of the outstanding capital stock of Altamira. The acquisition was pursuant to a Stock
Purchase Agreement (the "Agreement") whereby the Company paid or issued to the sellers $400,000 in cash and 125,000 shares of the Company's Common Stock and agreed to make additional cash payments equal to 5%, subject to adjustment, of the net sales of Altamira for each of five periods - December 1, 2006 to June 30, 2007, each of the fiscal years ending June 30, 2008, 2009, and 2010, and July 1, 2010 to November 30, 2010.

	Altamira's principal customers are universities, government laboratories, and chemical and petrochemical companies. The instruments, which are customizable to the customers' specifications, are sold on a direct basis.

      In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including goodwill, customer relationships, non-compete agreements, and certain technology, trade names and trademarks. The carrying amounts of goodwill and other intangible assets are presented in Note 7, "Goodwill and Other Intangible Assets" which represent the valuations determined in conjunction with the acquisition. In addition, other fair market value adjustments were made in conjunction with the acquisition, primarily adjustments to property and equipment, and inventory. Under a separate agreement with the sellers, the Company made an election to treat the acquisition of Altamira stock as a purchase of assets for tax purposes, which resulted in approximately an additional $42,000 that was accrued as of June 30, 2007 and paid to the sellers in fiscal 2008 for their additional tax burden as a result of this election which has been treated as part of the cost of the acquisition (see Note 7).

	As of June 30, 2008, the adjusted aggregate purchase price of $1,134,900 was allocated to assets acquired and liabilities assumed as follows:

               Current assets          $  734,000
               Property and equipment     140,300
               Non-current assets          25,100
               Goodwill                   158,400
               Other intangible assets    639,000*
               Current liabilities       (561,900)
                                      -----------
               Net purchase price     $ 1,134,900
                                      ===========

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

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007



2.	Acquisition (Continued)

      Pro Forma Results

      The unaudited pro forma condensed 2007 financial information in the table below summarizes the results of operations of Scientific Industries, Inc. and Altamira, on a pro forma basis, as though the companies had been consolidated as of the beginning of the fiscal year ended June 30, 2007. The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the beginning of the fiscal year:

	                              2007
                                ___________

Net sales                       $ 5,905,300

Net income                          388,400

Net income per share - basic    $       .34

Net income per share - diluted          .33


3.	Segment Information and Concentrations

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

Segment information is reported as follows:

                       Benchtop     Catalyst    Corporate
                       Laboratory   Research    and
                       Equipment    Instruments Other     Consolidated
                       __________   ___________ _________ ____________

June 30, 2008:

  Net Sales            $3,770,500  $2,898,900  $    -     $6,669,400

  Foreign Sales         1,925,900   1,484,300       -      3,410,200

  Segment Profit          350,600     193,900       -        544,500

  Segment Assets        2,845,100   1,029,300    902,400   4,776,800

  Long-Lived Assets
    Expenditures           57,000       9,400       -         66,400

  Depreciation and
    Amortization           54,700     158,800       -        213,500

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007


3.	Segment Information and Concentrations (Continued)

                       Benchtop     Catalyst    Corporate
                       Laboratory   Research    and
                       Equipment    Instruments Other     Consolidated
                       __________   ___________ _________ ____________

June 30, 2007:

  Net Sales            $3,558,100  $1,321,900  $    -     $4,880,000

  Foreign Sales         1,659,500     582,700       -      2,242,200

  Segment Profit (Loss)   495,600     (60,500)      -        435,100

  Segment Assets        2,050,100   1,329,900    757,100   4,137,100

  Long-Lived Assets
    Expenditures           57,200       7,800       -         65,000

  Depreciation and
    Amortization           51,300      98,800       -        150,100


Certain information relating to the Company's export sales and principal customers is as follows:
                                                 2008         2007
                                              ___________  ___________

Export sales (principally Europe and Asia)    $	3,410,200  $ 2,242,200
Customers in excess of 10% of net sales:
  Largest in 2008 and 2007 (a)                    755,800      766,700

(a)	Accounts receivable from this customer amounted to approximately
8% and 13% of total accounts receivable at June 30, 2008 and 2007.

	The Company purchased approximately 24% and 17% of inventory from one supplier for the years ended June 30, 2008 and 2007.

4.	Investment Securities

			Details as to investment securities are as follows:

                                                             Unrealized
                                               	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________ ____________

At June 30, 2008:

       Available for sale:
        Equity securities           $    7,800   $  10,200  $   2,400
        Mutual funds                   669,000     622,200    (46,800)
        Callable bonds                  50,000      50,000       -
                                    __________   _________  __________
                                    $  726,800   $ 682,400  $ (44,400)
                                    ==========   =========  ==========

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007

4.	Investment Securities (Continued)

                                                             Unrealized
                                           	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________  ____________

At June 30, 2007:

       Available for sale:
        Equity securities           $    7,800   $  12,500  $   4,700
        Mutual funds                   645,100     630,500    (14,600)
        Callable bonds                  75,000      75,000       -
                                    __________   _________  __________
                                    $  727,900   $ 718,000  $ ( 9,900)
                                    ==========   =========  ==========


5.    Inventories

                                               2008        2007
                                           __________   __________

      Raw Materials                        $1,037,900   $  904,200
      Work-in-process                         288,600      302,400
      Finished goods                          194,900       83,000
                                           __________   __________
                                           $1,521,400   $1,289,600
                                           ==========   ==========

6.	Property and Equipment

                      Useful Lives
                         (Years)              2008          2007
                       ____________        __________   __________

Computer equipment          3-5             $ 134,100    $ 130,200
Machinery and equipment	    3-7               472,600      439,300
Furniture and fixtures	    4-10              163,500      172,300
Leasehold improvements	    3-5                64,100       51,000
                                            _________    _________
                                              834,300      792,800
Less accumulated depreciation
  and amortization                            586,900      545,500
                                            _________    _________
                                            $ 247,400    $ 247,300
                                            =========    =========

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007


7.	Goodwill and Other Intangible Assets

      In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to $158,400 and $13,400 at June 30, 2008 and 2007, all of which is deductible for tax purposes. The related agreement provides for contingent payments to the former shareholders based on net sales of the Catalyst Research Instrument Operations subject to certain limits, which are expected to be earned and paid. Additional consideration amounted to approximately $145,000 and $66,000 for the years ended June 30, 2008 and 2007, respectively.

The components of intangible assets are as follows:


                         Useful             Accumulated
                         Lives    Cost      Amortization   Net
                         ______   ________  ____________   ____________

At June 30, 2008:

  Technology              5 yrs.  $300,000  $  95,000      $ 205,000
  Customer relationships 10 yrs.   237,000     90,600        146,400
  Non-compete agreement   5 yrs.   102,000     32,300         69,700
  Other intangible assets 5 yrs.   115,500     82,000         33,500
                                  ________  _________      _________
                                  $754,500  $ 299,900      $ 454,600
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
                                  ========  =========      =========

	Total amortization expense was $147,400 and $97,200 in 2008 and 2007.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007


7.	Goodwill and Other Intangible Assets (Continued)

      Estimated future intangible assets amortization expense, based on current balances, as of June 30, 2008 is as follows:

     Fiscal Years
     ____________

        2009                    $  131,300
        2010                       119,600
        2011                       107,900
        2012                        51,000
        2013                        11,500
     Thereafter                     33,300
                                __________
                                $  454,600
                                ==========


8.	Bank Line of Credit

      The Company has an available $200,000 secured bank line of credit which bears interest at prime, collateralized by all the assets of the Company. The Company did not utilize this credit line during the years ended June 30, 2008 and 2007. To support the line of credit, the Company would be required to maintain 20% of the utilized credit line in average monthly balances.

9.	Employee Benefit Plans

	The Company has 401(k) profit sharing plans covering its employees, which provide for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. One plan provides for company matching of 50% of each Benchtop Laboratory Equipment Operations participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation, while the second plan provides for matching the Altamira employee contributions up to 4% of their compensation. Total employer matching contributions amounted to $26,800 and $17,700 for the years ended June 30, 2008 and 2007, respectively.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007



10.	Commitments and Contingencies

	The Company is obligated through January 2015 under a noncancelable operating lease for its Bohemia, New York premises, which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. The Company exercised its lease renewal option during 2008. In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a straight-line basis, is approximately $209,400 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $208,600 in 2008 and $203,400 in 2007. Accrued rent, payable in future years, amounted to $42,900 and $29,400 at June 30, 2008 and 2007.

     The Company is also obligated under a lease for its facility in Pittsburgh, Pennsylvania. The lease, which commenced on August 1, 2006, has a term of five years through July 31, 2011, subject to early termination upon 180 day notice after two years of occupancy without penalty. The lease requires monthly minimum rental payments of $4,500 for the first two years and $4,700 monthly thereafter, with an option to renew for an additional five years. Total rental expense for the Pittsburgh facility was $54,000 in 2008 and $31,500 in 2007. There are no other significant expenses related to this lease.

The Company's approximate future minimum rental payments under all leases are as follows:


                                 Bohemia   Pittsburgh
                 Fiscal Years   Facility    Facility      Total
                 ____________   ________   __________    __________

                     2009     $  193,600    $ 56,200     $  249,800
                     2010        201,400      56,400        257,800
                     2011        208,700      56,400        265,100
                     2012        217,100       4,700        221,800
                     2013        225,800        -           225,800
                  Thereafter     374,900        -           374,900
                              __________   __________    __________
                              $1,421,500    $173,700     $1,595,200
                              ==========   ==========    ==========

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007


10.	Commitments and Contingencies (Continued)

	The Company has employment contracts with its President and Executive Vice President expiring on December 31, 2008, providing for annual base salaries of $120,000 and $115,000, respectively. Each contract provides for a performance bonus at the discretion of the Board of Directors. A bonus of $10,000 was paid to each of the two executive officers during each of the fiscal years presented.

	In connection with the acquisition of Altamira during fiscal 2007, Altamira entered into a two-year employment agreement with its former Vice President and Director employing him currently as the subsidiary's Director of Marketing and Sales and President. The employment agreement, which expires November 30, 2008, provides for a two year term with Altamira having two one-year renewal options, at a salary of $110,000 per annum during the initial two year terms to be increased 2% during each renewal period plus adjustments based on annual increases in the consumer price index. A new employment agreement is currently being negotiated.

	A financial advisor employed by the Company pursuant to an engagement letter that was not extended by the Company beyond its expiration date of March 31, 2002 asserted a claim against the Company in April 2002 in the amount of $125,000 for alleged services rendered to the Company that were alleged to be outside the scope of the letter. The Company denies engaging the financial advisor for any services outside the scope of the engagement letter or that any amounts are owing to the advisor. The Company's counsel has advised the Company that based on its review of the engagement letter and the Company's denial, it is unlikely that the financial advisor will prevail if it institutes a legal proceeding. Accordingly, no provision for loss has been recorded by the Company at June 30, 2008.

	The Company has a consulting agreement expiring December 31, 2008 with an affiliate of a member of its Board of Directors for marketing consulting services. The agreement provides that the consultant will be paid a monthly fee of $3,000 for a certain number of consulting days as defined in the agreement. Consulting expense related to this agreement amounted to $36,000 and $32,900 for the years ended June 30, 2008 and 2007.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007



11.	Income Taxes

	Income taxes for 2008 and 2007 were different from the amounts computed by applying the Federal income tax rate to the income before income taxes due to the following:


                                         2008                2007
                                 __________________  _________________

                                            %of                 % of
                                            Pre-tax             Pre-tax
                                   Amount   Income     Amount   Income
                                 _________  _______  _________  _______

Computed "expected" income tax   $190,600    35.0%    $152,300   35.0%
Research and development
  credits                        ( 15,000)   (2.8)     (11,700)  (2.7)
State income taxes, net of
  Federal effect                   12,500     2.3       10,700    2.5
Other, net                        (35,100)   (6.4)     (28,200)  (6.5)
                                 _________  _______  __________  ______
Actual income taxes              $153,000    28.1%    $123,100   28.3%
                                 =========  =======  ==========  ======

Deferred tax assets and liabilities consist of the following:

                                             2008         2007
                                         __________   __________
Deferred tax assets:
  Amortization of intangibles            $  73,000    $  33,800
  Rent accrual                              16,300       10,000
  Other                                     31,300       25,600
                                         _________    _________
                                           120,600       69,400

Deferred tax liability:
  Depreciation of property
    and amortization of goodwill           (59,000)     (51,400)
                                         __________   __________
Net deferred tax assets                  $  61,600    $  18,000
                                         ==========   ==========

The breakdown between current and long-term deferred tax assets and liabilities is as follows:

                                             2008         2007
                                         __________   __________

Current deferred tax assets              $  31,400    $  25,600
                                         _________    _________
Long-term deferred tax assets               89,200       43,800
Long-term deferred tax liabilities         (59,000)     (51,400)
                                         __________   __________
                                            30,200      ( 7,600)
                                         __________   __________

Net deferred tax assets                  $  61,600    $  18,000
                                         ==========   ==========

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

               YEARS ENDED JUNE 30, 2008 AND 2007



11.	Income Taxes (Continued)

      Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have an effect on the results of operations, financial condition or liquidity. As of June 30, 2008, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters.

     The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2005 through 2007. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

12.	Stock Options

Option activity is summarized as follows:

                                     Fiscal 2008        Fiscal 2007
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year  104,001  $  1.62  119,001   $  1.57
  Granted                            -         -      5,000      3.10
  Exercised                       (36,000)    1.75  (20,000)     1.66
  Forfeited                       ( 4,000)     .84     -          -
                                  ________          ________
Outstanding, end of year           64,001     1.60   104,001     1.62
                                  ________ _______  ________  ________
Options exercisable at year-end    62,501  $  1.57   101,001  $  1.58
                                  ________ _______  ________  ________
Weighted average fair value per
  share of options granted
  during fiscal 2008 and 2007              $   -              $  3.10
                                           _______            ________

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               YEARS ENDED JUNE 30, 2008 AND 2007




            As of June 30, 2008                    As of June 30, 2008
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.88-$3.10  25,000       4.00         $  2.46      23,500     $  2.41

$.83-$1.33   39,001       2.37            1.06      39,001        1.06
            ________                               ________
             64,001                                 62,501
            ________                               ________


            As of June 30, 2007                    As of June 30, 2007
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.92-$3.10  63,000       3.32         $  2.04      60,000     $  1.99

$.82-$1.33   41,001       3.25             .98      41,001         .98
            ________                               ________
            104,001                                101,001
            ________                               ________


13.	Earnings Per Common Share

	Earnings per common share data was computed as follows:

                                            2008         2007
                                         __________   __________
Net income                               $  391,500   $  312,000
                                         __________   __________
Weighted average common shares
  outstanding                             1,159,494    1,075,878
Effect of dilutive securities                46,742       64,873
                                         __________   __________
Weighted average dilutive common
  shares outstanding                      1,206,236    1,140,751
                                         __________   __________

Basic earnings per common share          $      .34   $      .29
                                         ==========   ==========
Diluted earnings per common share        $      .32   $      .27
                                         ==========   ==========

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               YEARS ENDED JUNE 30, 2008 AND 2007


14.	Fair Value of Financial Instruments

	The financial statements include various estimated fair value information as of June 30, 2008 and 2007, as required by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value of the Company.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

	The carrying value of cash and cash equivalents and investment securities approximates fair market value because of the short maturity of those instruments.

	The following table provides summary information on the fair value of significant financial instruments included in the financial statements:


                                      2008                2007
                               ___________________  ___________________
                                         Estimated             Estimated
                               Carrying  Fair       Carrying   Fair
                               Amount    Value      Amount     Value
                               ________  _________  ________   _________
Assets:

  Cash and cash equivalents   $1,065,500 $1,065,500 $ 388,700  $ 388,700

  Investment securities
   (Note 3)                   $  682,400 $ 682,400  $ 718,000  $ 718,000