Form 10-Q
period 2008-09-30
SCIENTIFIC INDUSTRIES INC
filed 2008-11-14
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended    September 30, 2008

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number:             0-6658

                  SCIENTIFIC INDUSTRIES, INC.
___________________________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware                            04-2217279
____________________________     __________________________________
(State or other jurisdiction     (IRS Employer Identification No.)
 Of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                        11716
___________________________________________________________________
(Address of principal executive offices)                 (Zip Code)

                              (631)567-4700
___________________________________________________________________
      (Registrant's telephone number, including area code)

                         Not Applicable
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer                  Accelerated Filer

Non-accelerated filer                    Smaller reporting company   X
(Do not check if a smaller reporting company)                     ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes         X   No
                                             _____          _____

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of November 7, 2008 was 1,181,352 shares.

                     PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                          September 30,       June 30,
                                              2008              2008
                                          -------------     ------------
Current Assets:                            (Unaudited)
Cash and cash equivalents                 $  395,800        $1,065,500
Investment securities                        662,900           682,400
Trade accounts receivable, less allowance
  for doubtful accounts of $11,600 as of
  September 30, and June 30, 2008             448,200          454,800
Inventories                                 1,861,300        1,521,400
Prepaid expenses and other current assets      62,400           84,700
Deferred taxes                                 31,600           31,400
                                           ------------     ------------
                 Total current assets       3,462,200        3,840,200

Property and equipment at cost, less
  accumulated depreciation of $604,800
  as of September 30, 2008 and $586,900
  as of June 30, 2008                         235,200          247,400

Intangible assets, less accumulated
  amortization of $334,800 as of
  September 30, 2008, and $299,900 as
  of June 30, 2008                            423,000          454,600

Goodwill                                      162,600          158,400

Other                                          46,000           46,000

Deferred taxes                                 40,300           30,200
                                           ------------     ------------
Total assets                               $4,369,300       $4,776,800
                                           ============     ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                           $  187,500      $   241,800
Customer advances                             357,600          379,300
Accrued expenses and taxes                    211,900          442,900
Dividends payable                              94,500             -
                                           -----------     ------------
                 Total current liabilities    851,500        1,064,000
                                           -----------     ------------
Shareholders' equity:
  Common stock, $.05 par value; authorized
    7,000,000 shares; 1,201,154 issued and
    outstanding at September 30, 2008 and
    June 30, 2008                              60,000           60,000
  Additional paid-in capital                1,507,700        1,507,000
  Accumulated other comprehensive loss,
    unrealized holding loss on investment
    securities                            (   67,500)       (   44,400)
Retained earnings                          2,070,000         2,242,600
                                          -----------       ------------
                                           3,570,200         3,765,200
Less common stock held in treasury,
at cost, 19,802 shares                        52,400            52,400
                                          -----------       ------------
               Total shareholders' equity  3,517,800         3,712,800
                                          -----------       ------------
               Total liabilities and
               shareholders' equity       $4,369,300        $4,776,800
                                          ===========       ============


     See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                              For the Three Month
                                              Periods Ended
                                              September 30,
                                              --------------------------
                                                  2008          2007
                                              ------------  ------------

Net sales                                     $  972,300    $ 1,500,400
Cost of goods sold                               637,200        876,000
                                              ------------  ------------
Gross profit                                     335,100        624,400
                                              ------------  ------------
Operating Expenses:
  General & administrative                       245,600        228,000
  Selling                                        114,200        123,800
  Research & development                          96,600         60,400
                                              ------------  ------------
                                                 456,400        412,200
                                              ------------  ------------
Income (loss) from operations                 (  121,300)       212,200

Interest & other income, net                      11,200         13,000
                                              ------------  ------------
Income (loss) before income taxes             (  110,100)       225,200
                                              ------------  ------------

Income tax expense (benefit):
  Current                                     (   21,700)        94,000
  Deferred                                    (   10,300)    (   15,500)
                                              ------------  ------------
                                              (   32,000)        78,500
                                              ------------  ------------

Net income (loss)                             ($  78,100)    $  146,700
                                              ============  ============


Basic earnings (loss) per common share           ($  .07)       $  .13

Diluted earnings (loss) per common share         ($  .07)       $  .12

Cash dividends declared per common share          $  .08        $  .07




  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      For the Three Month Periods Ended
                                      Sept. 30, 2008     Sept. 30, 2007
                                      --------------     --------------
Operating activities:
  Net income (loss)                    ($   78,100)        $  146,700
  Adjustments to reconcile net income  ------------        -----------
  (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization          52,800             55,800
     Deferred income taxes                 (10,300)         (  15,500)
     Stock-based compensation                  700                700
     Changes in assets and liabilities:
         Accounts receivable                 6,700             69,300
         Inventories                     ( 339,900)         ( 117,500)
         Prepaid expenses and other
          current assets                    22,300             17,400
         Accounts payable                (  54,300)           144,700
         Customer advances               (  21,800)           117,600
         Accrued expenses and taxes      (  90,200)         ( 114,400)
                                        ------------       ------------
     Total adjustments                   ( 434,000)           158,100
                                        ------------       ------------
     Net cash provided by (used in)
       operating activities              ( 512,100)           304,800
                                        ------------       ------------
Investing activities:
  Acquisition of Altamira Instruments, Inc.,
    net of cash acquired                 ( 144,900)              -
  Purchase of investment securities,
    available-for-sale                   (   3,600)         (   6,200)
  Capital expenditures                   (   5,700)         (  19,200)
  Purchases of intangible assets         (   3,400)         (   3,600)
                                        ------------       ------------
    Net cash used in
      investing activities               ( 157,600)         (  29,000)
                                        ------------       ------------

Net increase (decrease) in cash  and
  cash equivalents                       ( 669,700)            275,800
Cash and cash equivalents,
  beginning of period                    1,065,500             388,700
                                        ------------       -------------
Cash and cash equivalents, end of period $ 395,800           $ 664,500
                                        ============       =============
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                           $  75,000           $  50,400


  See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2008.
            The results for the three months ended September 30, 2008, are not necessarily an indication of the results of the full fiscal year ending June 30, 2009.

1.      Summary of significant accounting policies:

    Principles of consolidation:


    The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Altamira Instruments, Inc. ("Altamira"), a Delaware corporation and wholly-owned subsidiary, and Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary (all collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

    Stock-based compensation:

    Stock-based compensation is accounted for using Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment", which requires compensation costs related to stock-based payment transactions to be recognized commencing with the first reporting period in our fiscal year ended June 30, 2007. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award.

2.      Recent Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement.
    SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this standard and such application had no impact on the Company's financial condition, results of operations, or cash flows.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value
    Option for Financial Assets and Financial Liabilities   Including an
    Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 allows entities to choose to measure eligible financial instruments at fair value with changes in fair value recognized in earnings of each subsequent reporting date. The fair value election is available for most financial assets and liabilities on an instrument-by-instrument basis and is to be elected on the date the financial instrument is initially recognized. SFAS 159 is effective for all entities as of the beginning of a reporting entity's first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances). The adoption of SFAS No. 159 had no impact on the Company's financial position or statement of operations.

    In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its financial position and results of operations.

    3.  Acquisition of Altamira Instruments, Inc.:

     On November 30, 2006, the Company acquired all of the outstanding capital stock of Altamira. The acquisition was pursuant to a Stock Purchase Agreement (the "Agreement") whereby the Company paid to the sellers $400,000, and issued to them 125,000 shares of the Company's Common Stock and agreed to make additional cash payments equal to 5%, subject to adjustment, of the net sales of Altamira for each of five
     periods   December 1, 2006 to June 30, 2007, each of the fiscal years ending June 30, 2008, 2009, and 2010, and July 1, 2010 to November 30,
     2010.

     Altamira's principal customers are universities, government laboratories, and chemical and petrochemical companies. The instruments are customizable to the customer's specifications, and are sold on a direct basis.

     In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including goodwill, customer relationships, non-compete agreements, and certain technology, trade names and trademarks. The carrying amounts of goodwill and other intangible assets are presented in Note 8, "Goodwill and Other Intangible Assets" which represent the valuations determined in conjunction with the acquisition. In addition, other fair market value adjustments were made in conjunction with the acquisition, primarily adjustments to property and equipment, and inventory.

     As of September 30, 2008, the adjusted aggregate purchase price of $1,139,100 was allocated to assets acquired and liabilities assumed as follows:


                Current assets             $  734,000
                Property and equipment        140,300
                Non-current assets             25,100
                Goodwill                      162,600
                Other intangible assets       639,000*
                Current liabilities        (  561,900)
                                           -----------
                Net purchase price         $1,139,100
                                           ===========

    *Of the $639,000 of other intangible assets, $237,000 was allocated to customer relationships with a weighted-average estimated useful life of 10 years, $300,000 was allocated to technology including trade names and trademarks with a useful life of 5 years, and $102,000 was allocated to a non-compete agreement with a useful life of 5 years. The other intangible assets are being amortized on a straight-line basis except that the amount allocated to the customer relationships is being amortized on an accelerated (declining balance) method.

    4.  Segment Information and Concentrations:

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

    Segment information is reported as follows:


                     Benchtop    Catalyst     Corporate
                     Laboratory  Research     and
                     Equipment   Instruments  Other    Consolidated
                     ---------   -----------  -------- ------------
Three months ended September 30, 2008:

Net Sales           $  886,600   $   85,700   $   -     $  972,300
Foreign Sales          480,500       69,200       -        549,700
Segment Profit (Loss)  100,900    ( 211,000)      -    (   110,100)
Segment Assets       2,351,100    1,120,800    897,400   4,369,300
Long-Lived Asset
  Expenditures           3,100        2,600       -          5,700
Depreciation and
  Amortization          14,800       38,000       -         52,800

                   Benchtop    Catalyst     Corporate
                   Laboratory  Research     and
                   Equipment   Instruments  Other    Consolidated
                   ---------   -----------  -------- ------------

Three months ended September 30, 2007:

 Net Sales        $  947,500   $  552,900   $  -        $1,500,400
 Foreign Sales       407,400      347,800      -           755,200
 Segment Profit      173,500       51,700      -           225,200
 Segment Assets    2,170,300    1,483,300    796,000     4,449,600
 Long-Lived Asset
   Expenditures       13,900        5,300      -            19,200
 Depreciation and
   Amortization       13,800       42,000      -            55,800

    Approximately 69% of net sales of benchtop laboratory equipment for each of the three month periods ended September 30, 2008 and 2007, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

    Two customers accounted in the aggregate for approximately 33% (30% of total sales) and 37% (23% of total sales) of the benchtop laboratory equipment operations' net sales for the three month periods ended September 30, 2008 and 2007, respectively. Sales of catalyst research instruments generally comprise a few very large orders averaging $100,000 per order to a limited numbers of customers, who differ from order to order. Sales pursuant to an order from one customer represented approximately 60% of the segment's sales (5% of total sales) for the three months ended September 30, 2008, and sales pursuant to an order from another customer represented 53% of the segment's sales (20% of total sales) for the three months ended September 30, 2007.

    The Company's export sales are principally to customers in Europe and Asia.

5.  Inventories:

    Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:

                          September 30,               June 30,
                             2008                      2008
                          -------------           ------------
     Raw Materials         $1,188,900             $ 1,037,900
     Work in process          511,300                 288,600
     Finished Goods           161,100                 194,900
                           -----------             -----------
                           $1,861,300             $ 1,521,400
                           ===========            ============


6.  Earnings (loss) per common share:

    Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings (loss) per common share include the dilutive effect of stock options, if any.
                                  7

    Earnings (loss) per common share was computed as follows:

                                    For the Three Month
                                    Periods Ended
                                    September 30,
                                        2008         2007
                                    ------------------------

 Net income (loss)                 ($  78,100)  $  146,700
                                   ===========  ===========
 Weighted average common
   shares outstanding               1,181,352    1,145,352
 Dilutive  securities                    -          53,285
                                   -----------  -----------
 Weighted average dilutive
   common shares outstanding        1,181,352    1,198,637
                                   ===========  ===========
 Basic earnings (loss) per
   common share                      ($  .07)     $  .13
                                     ========     =======
 Diluted earnings (loss) per
   common share                      ($  .07)     $  .12
                                     ========     =======

 Approximately 66,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted loss per common share for the three months ended September 30, 2008, because the effect would be anti-dilutive.

7.  Comprehensive Income (Loss):

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for disclosure of comprehensive income or loss, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains or losses on securities.) The Company's only source of other comprehensive income or loss is the net unrealized gain or loss on securities. The components of comprehensive income (loss) were as follows:

                                               For the Three Month
                                               Periods Ended
                                               September 30,
                                                  2008        2007
                                             -----------   ----------
Net income (loss)                            ($  78,100)   $ 146,700

Other comprehensive loss,
  Unrealized holding loss
  arising during period                      (   23,100)   (   2,200)
                                             -----------   ----------
Comprehensive income (loss)                  ($ 101,200)   $ 144,500
                                             ===========   ==========

8.   Goodwill and Other Intangible Assets:

     In conjunction with the acquisition of Altamira, management of the Company evaluated the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The acquisition agreement provides contingent payments to the former shareholders based on net sales of the catalyst research instrument operations subject to certain limits, which are expected to be earned and paid. Additional consideration accrued for the thee months ended September 30, 2008 amounted to $4,200. Goodwill amounted to $162,600 and $158,400 at September 30, 2008 and June 30, 2008, respectively.

            The components of other intangible assets are as follows:

                           Useful             Accumulated
                           Lives     Cost     Amortization      Net
                          -------   --------  ------------   ---------
 At September 30, 2008:

 Technology                5 yrs.   $300,000   $110,000      $190,000
 Customer relationships   10 yrs.    237,000    102,100       134,900
 Non-compete agreement     5 yrs.    102,000     37,400        64,600
 Other intangible assets   5 yrs.    118,800     85,300        33,500
                                    --------   -----------   ---------
                                    $757,800   $334,800      $423,000
                                    --------   -----------   ---------

                           Useful             Accumulated
                           Lives     Cost     Amortization      Net
                           ------   --------  ------------   ---------
 At June 30, 2008:

 Technology                5 yrs.   $300,000   $ 95,000      $205,000
 Customer relationships   10 yrs.    237,000     90,600       146,400
 Non-compete agreement     5 yrs.    102,000     32,300        69,700
 Other intangible assets   5 yrs.    115,500     82,000        33,500
                                    --------   --------      --------
                                    $754,500   $299,900      $454,600
                                    --------   --------      --------

Total amortization expense was $34,900 and $39,800 for the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, estimated future amortization expense related to intangible assets is $96,400 for the remainder of fiscal year ending June 30, 2009, $119,600 for fiscal 2010, $107,900 for fiscal 2011, $51,000 for fiscal
2012, $11,500 for fiscal 2013, and $36,600 thereafter.


 9.   Subsequent Events:

      On October 30, 2008 the Company entered into a one-year $500,000 line of credit agreement with its bank. The loans extended thereunder are to be secured by a pledge of all of the Company's assets. The loans are to bear interest at the bank's prime rate. The line of credit, replaces an unused $200,000 line of credit.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $669,700 to $395,800 as of September 30, 2008 from $1,065,500 as of June 30, 2008.

Net cash used in operating activities was $512,100 for the three months ended September 30, 2008 as compared to net cash provided by operating activities of $304,800 for the comparable three month period in 2007, due mainly to the loss incurred, higher inventory balances, reduction in accounts payable, accrued expenses, and lower customer advances. Cash used in investing activities was $157,600 for the three months ended September 30, 2008, $128,600 higher than $29,000 cash used for the three months ended September 30, 2007. The increase primarily was the result of additional consideration based on Altamira sales for the relevant period required to be paid pursuant to the Altamira Instruments, Inc. purchase agreement.

On September 26, 2008, the Board of Directors of the Company declared a cash dividend of $.08 per share of Common Stock payable on January 15, 2009 to holders of record as of the close of business on October 27, 2008.

The Company's working capital decreased by $165,500 to $2,610,700 as of September 30, 2008 from the working capital of $2,776,200 at June 30, 2008 mostly due to the loss incurred. The Company has available for its working capital needs, a new one-year line of credit of $500,000 with Capital One Bank replacing an unused $200,000 line of credit originally extended in November 2003. Advances will be secured by the Company's assets. The loans will bear interest at the bank's prime rate. Management believes that the Company will be able to meet its cash flow needs during the 12 months ending September 30, 2009 from its available financial resources including the line of credit and its cash and investment securities.

Results of Operations

Financial Overview

The Company incurred a net loss of $78,100 for the three months ended September 30, 2008 primarily the result of the reduced catalyst research instruments operations sales due in part to vendor-caused delays preventing fulfillment during the period of a major order (only one order was completed during the period); a decrease in the gross profits of the benchtop laboratory instruments operations due to a $60,900 reduction in sales and higher material costs; and an increase of research and development expenses for both segments. The catalyst research instrument operations relies on a small number of large orders, and as a result, experiences significant swings in its revenues and results, particularly when comparing results of interim periods. As of September 30, 2008 backlog for this segment was $893,000, substantially all of which is expected to be shipped and recognized in the current fiscal year. For the three months ended September 30, 2007, the Company had net income of $146,700.

The Three Months Ended September 30, 2008 Compared With the Three Months Ended September 30, 2007

Net sales for the three months ended September 30, 2008 decreased by $528,100 (35.2%) to $972,300 as compared with $1,500,400 for the three months ended September 30, 2007, mainly because of: (i) inability to fulfill during the 2008 period a major order for catalyst research instruments due to vendor-caused delays, and (ii) a $60,900 (6.4%) decrease in sales of benchtop laboratory equipment. Sales of the catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, while benchtop laboratory equipment sales consist of a large number of small orders usually from stock. As of September 30, 2008, the catalyst research instrument order backlog was $893,000.

The gross profit percentage for the three months ended September 30, 2008 decreased to 34.5% compared to 41.6% for the three months ended September 30, 2007, the result of: (i) the lower sales of the catalyst research instruments operations, and (ii) an increase in raw material costs of the benchtop laboratory equipment operations.

General and administrative expenses for the three months ended September 30, 2008 increased by $17,600 (7.7%) to $245,600 from $228,000 for the comparable period of the prior year, mainly due to an increase in such expenses for the catalyst research instruments operations.

Selling expenses for the three months ended September 30, 2008 decreased by $9,600 (7.8%) to $114,200 from $123,800 for the three months ended September 30, 2007, due to lower trade show related expenses for all operations.

Research and development expenses for the three months ended September 30, 2008 were $96,600, an increase of $36,200 (59.9%) from $60,400 for the three months ended September 30, 2007, due to increased research and development for catalyst research instruments and development of an additional benchtop laboratory equipment product.

Interest and other income decreased by $1,800 (13.8%) to $11,200 for the three months ended September 30, 2008 from $13,000 for the three months ended September 30, 2007 mainly as a result of smaller cash balances.

Due to the loss, the Company had an income tax benefit for the three months ended September 30, 2008 of $32,000 compared to income tax expense of $78,500 for the three months ended September 30, 2007.

As a result of the foregoing, the net loss for the three months ended September 30, 2008 was $78,100 compared to net income of $146,700 for the three months ended September 30, 2007.


Item 4.  Controls and Procedures

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


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibit Number:  Description

            31.1             Certification of Chief Executive
                             Officer and Chief Financial Officer
                             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K:
                             On September 30, 2008 Registrant filed a
                             Report on Form 8-K, reporting under Item 8.01.

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




                              Scientific Industries, Inc.
                              ___________________________
                              Registrant


                              /s/ Helena R. Santos
                              __________________________
                              Helena R. Santos
                              President, Chief Executive Officer
                              and Treasurer
                              Principal Executive, Financial and
                              Accounting Officer

Date: November 14, 2008