Form 10-Q
period 2008-12-31
SCIENTIFIC INDUSTRIES INC
filed 2009-02-13
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended December 31, 2008

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                              ___________  _________________________

Commission File Number:  0-6658

                  SCIENTIFIC INDUSTRIES, INC.
____________________________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware                            04-2217279
____________________________      __________________________________
(State or other jurisdiction     (IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                        11716
_______________________________________               _______________
(Address of principal executive offices)                 (Zip Code)

                              (631)567-4700
_____________________________________________________________________
      (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer            Accelerated Filer
                            ____________                 _______________
     Non-accelerated filer              Smaller reporting company   X
                            ____________                         _______
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes    X No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of February 2, 2009 was 1,185,352 shares.

                     PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                             December 31,    June 30,
                                                 2008          2008
                                             ------------   -----------
Current Assets:                              (Unaudited)
  Cash and cash equivalents                  $  346,500     $1,065,500
  Investment securities                         572,300        682,400
  Trade accounts receivable, less allowance for
    doubtful accounts of $11,600 as of December 31,
    and June 30, 2008                           682,800        454,800
  Inventories                                 1,576,100      1,521,400
  Prepaid expenses and other current assets      82,700         84,700
  Deferred taxes                                 65,800         31,400
                                             ----------     ----------
         Total current assets                 3,326,200      3,840,200

Property and equipment at cost, less accumulated
  depreciation of $622,900 as of December 31, 2008
  and $586,900 as of June 30, 2008              235,900        247,400

Intangible assets, less accumulated amortization
   of $368,900 as of December 31, 2008, and $299,900
   as of June 30, 2008                          388,900        454,600

Goodwill                                        199,600        158,400

Other                                            46,000         46,000

Deferred taxes                                   48,600         30,200
                                             ----------     ----------
         Total assets                        $4,245,200     $4,776,800
                                             ==========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $  207,900     $  241,800
  Customer advances                                -           379,300
  Accrued expenses and taxes                    266,200        442,900
  Loan payable, bank                             50,000           -
  Dividends payable                              94,500           -
                                             ----------     ----------
    Total current liabilities                   618,600      1,064,000
                                             ----------     ----------
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,201,154 issued and outstanding at
    December 31, 2008 and June 30, 2008          60,000         60,000
  Additional paid-in capital                  1,508,600      1,507,000
  Accumulated other comprehensive loss, unrealized
    holding loss on investment securities    (   79,500)    (   44,400)
  Retained earnings                           2,189,900      2,242,600
                                             -----------    -----------
                                              3,679,000      3,765,200
  Less common stock held in treasury, at cost,
    19,802 shares                                52,400         52,400
                                             -----------    -----------
           Total shareholders' equity         3,626,600      3,712,800
                                             -----------    -----------
           Total liabilities and
             shareholders' equity            $4,245,200     $4,776,800
                                             ===========    ===========

     See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                         For the Three Month      For the Six Month
                         Periods Ended            Periods Ended
                         December 31,             December 31,
                         ---------------------    --------------------
                            2008       2007          2008       2007

Net sales                $1,755,100  $1,845,600   $2,727,400  $3,345,900
Cost of goods sold        1,139,600   1,211,700    1,776,600   2,070,000
                         ----------  ----------   ----------  ----------
Gross profit                615,500     633,900      950,800   1,275,900
                         ----------  ----------   ----------  ----------
Operating Expenses:
 General & administrative   249,400     267,700      495,000     513,300
 Selling                     85,800     123,900      200,100     247,700
 Research & development     117,600     119,200      214,200     179,600
                         ----------  ----------   ----------  ----------
                            452,800     510,800      909,300     940,600
                         ----------  ----------   ----------  ----------
Income from operations      162,700     123,100       41,500     335,300

Interest & other
  income, net                 6,900      16,900       17,900      29,900
                         ----------  ----------   ----------  ----------
Income before income taxes  169,600     140,000       59,400     365,200
                         ----------  ----------   ----------  ----------
Income tax expense (benefit):
  Current                    58,100      48,200       36,400     142,200
  Deferred               (    8,500) (    4,400) (    18,800) (   19,900)
                         ----------  ----------   ----------  ----------
                             49,600      43,800       17,600     122,300
                         ----------  ----------   ----------  ----------
Net income               $  120,000  $   96,200   $   41,800  $  242,900
                         ==========  ==========   ==========  ==========


Basic earnings per common
  share                    $  .10      $  .08        $ .04       $ .21

Diluted earnings per common
  share                    $  .10      $  .08        $ .03       $ .20

Cash dividends declared
  per common share         $   -       $   -         $ .08       $ .07




  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the Six Month Periods Ended
                                    December 31, 2008   December 31, 2007
                                    -----------------   -----------------
Operating activities:
  Net income                               $   41,800       $   242,900
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Depreciation and amortization           105,000           111,600
      Deferred income taxes                  ( 18,800)         ( 19,900)
      Stock-based compensation                  1,500             1,500
      Income tax benefit of stock options
        exercised                                -                7,000
      Changes in assets and liabilities:
         Accounts receivable                 (228,000)         (404,000)
         Inventories                         ( 54,700)         ( 93,200)
         Prepaid expenses and other
           current assets                       2,000          (121,700)
         Other assets                            -             (    400)
         Accounts payable                    ( 33,900)         ( 40,000)
         Customer advances                   (379,300)        1,102,300
         Accrued expenses and taxes          ( 73,000)           87,100
                                           -----------      ------------
      Total adjustments                      (679,200)          630,300
                                           -----------      ------------
      Net cash provided by (used in)
        operating activities                 (637,400)          873,200
                                           -----------      ------------
Investing activities:
  Additional consideration for acquisition of
    Altamira Instruments, Inc.               (144,900)         (102,800)
  Purchase of investment securities,
    available-for-sale                       (  8,900)        (  12,600)
  Redemptions of investment securities,
    available-for-sale                         50,000              -
  Capital expenditures                       ( 24,400)        (  33,300)
  Purchase of intangible assets              (  3,400)        (   3,600)
                                           -----------      ------------
      Net cash used in
        investing activities                 (131,600)        ( 152,300)
                                           -----------      ------------
Financing activities:
  Proceeds from exercise of stock options        -               16,000
  Proceeds from line of credit, bank           50,000              -
                                           -----------       -----------

            Net cash provided by
              financing activities             50,000            16,000
                                           -----------       -----------
Net increase (decrease) in cash
  and cash equivalents                      ( 719,000)          736,900

Cash and cash equivalents,
  beginning of year                         1,065,500           388,700
                                           -----------       -----------

Cash and cash equivalents, end of period   $  346,500        $1,125,600
                                           ===========       ===========
Supplemental disclosures:
Cash paid during the period for:
  Income Taxes                             $  125,000        $   87,900

  See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2008.
          The results for the three and six months ended December 31, 2008, are not necessarily an indication of the results of the full fiscal year ending June 30, 2009.

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

        Stock-based compensation:

    Stock-based compensation is accounted for using Statement of Financial Accounting Standards No. 123R "Share-Based Payment", which requires compensation costs related to stock-based payment transactions to be recognized commencing with the first reporting period in our fiscal year ended June 30, 2007. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award.

2.      Recent Accounting Pronouncements:

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

3.  Acquisition of Altamira Instruments, Inc.:

    On November 30, 2006, the Company acquired all of the outstanding capital stock of Altamira. The acquisition was pursuant to a Stock Purchase Agreement (the "Agreement") whereby the Company paid to the sellers $400,000, issued to them 125,000 shares of the Company's Common Stock and agreed to make additional cash payments equal to 5%, subject to adjustment, of the net sales of Altamira for each of five
    periods   December 1, 2006 to June 30, 2007, each of the fiscal years ending June 30, 2008, 2009, and 2010, and July 1, 2010 to November 30,
    2010.

    Altamira's principal customers are universities, government laboratories, and chemical and petrochemical companies. The instruments are customized to the customer's specifications, and are sold on a direct basis.

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

    As of December 31, 2008, the adjusted aggregate purchase price of $1,176,100 was allocated to assets acquired and liabilities assumed as follows:


                     Current assets           $  734,000
                     Property and equipment      140,300
                     Non-current assets           25,100
                     Goodwill                    199,600
                     Other intangible assets     639,000*
                     Current liabilities      (  561,900)
                                              -----------
                     Adjusted purchase price  $1,176,100
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

    Segment information is reported as follows:


                   Benchtop    Catalyst       Corporate
                   Laboratory  Research       and
                   Equipment   Instruments    Other     Consolidated
                   ----------  -----------    --------- ------------
Three months ended December 31, 2008:

 Net Sales         $1,015,900   $  739,200   $     -     $1,755,100
 Foreign Sales        645,200       22,200         -        667,400
 Segment Profit       109,400       53,300       6,900      169,600
 Segment Assets     2,325,700    1,033,300     886,200    4,245,200
 Long-Lived Asset
    Expenditures        1,500       17,200        -          18,700
 Depreciation and
    Amortization       14,500       37,500        -          52,000

                   Benchtop    Catalyst       Corporate
                   Laboratory  Research       and
                   Equipment   Instruments    Other     Consolidated
                   ----------  -----------    --------- ------------
Three months ended December 31, 2007:

 Net Sales         $ 988,800    $  856,800   $  -       $1,845,600
 Foreign Sales       579,500          -         -          579,500
 Segment Profit       29,900        96,400    13,700       140,000
 Long-Lived Asset
    Expenditures      12,100         2,000      -           14,100
 Depreciation and
    Amortization      14,800        41,000      -           55,800

    Approximately 69% and 71% of net sales of benchtop laboratory equipment for the three month periods ended December 31, 2008 and 2007, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

    Two benchtop laboratory equipment customers accounted in the aggregate for approximately 30% of the segment's net sales (17% of total net sales) and 27% of the segment's net sales (14% of total net sales) for the three month periods ended December 31, 2008 and 2007, respectively. One of the two customers, a major distributor, which accounted for approximately 14% and 15% of the segment's net sales for the three month periods ended December 31, 2008 and 2007, respectively (8% of total net sales for each period) discontinued the inclusion of the Company's benchtop laboratory equipment products in its new catalog which was released in January 2009. While the customer is continuing to sell the products through its website, Company advertisements in the distributor's interim publications, and directly upon customer requests, to mitigate the possible material adverse effect of the discontinuance, the Company plans to increase advertisements in the distributor's interim publications, and expand its selling efforts with a view to increasing sales to other existing distributors. No assurances can be given that the Company will be successful in those efforts.

    Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Three and two customers accounted for 96% and 84% of that segment's net sales (38% and 39% of total net sales) for the three months ended December 31, 2008 and 2007, respectively.



                    Benchtop    Catalyst       Corporate
                    Laboratory  Research       and
                    Equipment   Instruments    Other     Consolidated
                    ----------  -----------    --------- ------------
Six months ended December 31, 2008:

 Net Sales          $1,902,400  $  825,000     $  -       $2,727,400
 Foreign Sales       1,125,700      91,500        -        1,217,200
 Segment Profit (Loss) 201,700  (  157,900)     15,600        59,400
 Segment Assets      2,325,700   1,033,300     886,200     4,245,200
 Long-Lived Asset
    Expenditures         4,600      19,800        -           24,400
 Depreciation and
    Amortization        29,500      75,500        -          105,000

                    Benchtop    Catalyst       Corporate
                    Laboratory  Research       and
                    Equipment   Instruments    Other     Consolidated
                    ----------  -----------    --------- ------------


Six months ended December 31, 2007:

 Net Sales          $1,936,300  $1,409,600     $  -       $3,345,900
 Foreign Sales         986,900     347,800        -        1,334,700
 Segment Profit        193,500     147,600      24,100       365,200
 Long-Lived Asset
    Expenditures        26,000       7,300        -           33,300
 Depreciation and
    Amortization        28,600      83,000        -          111,600

    Approximately 69% and 70% of net sales of benchtop laboratory equipment for the six month periods ended December 31, 2008 and 2007, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

    Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 31% of the segment's net sales for each six month period (22% and 18% of total net sales for the 2008 and 2007 periods, respectively). One of the two, the major distributor discussed in this footnote (which discontinued the inclusion of the Company's products in its new catalog), accounted for approximately 17% and 20% of the segment's net sales for the 2008 and 2007 six month periods, respectively, (12% of total net sales for each period).

    Sales of catalyst research instruments to three customers, accounted for approximately 78% of that segment's net sales (23% of total net sales) for the six months ended December 31, 2008. Sales to three other customers accounted for 72% of the segment's net sales (30% of total net sales) for the six month period ended December 31, 2007.

    The Company's foreign sales are principally made to customers in Europe and Asia.

5.  Inventories:

    Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:

                          December 31,           June 30,
                             2008                  2008
                          ------------         -----------

     Raw Materials         $1,120,200          $1,037,900
     Work in process          298,100             288,600
     Finished Goods           157,800             194,900
                           ----------          -----------
                           $1,576,100          $1,521,400
                           ==========          ===========

6.  Earnings per common share:

    Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.
                                8

    Earnings (loss) per common share was computed as follows:

                           For the Three Month   For the Six Month
                           Periods Ended         Periods Ended
                           December 31,          December 31,
                           -------------------   -------------------
                              2008       2007        2008      2007
                           -------------------   -------------------

Net income                 $ 120,000   $ 96,200  $ 41,800  $ 242,900

Weighted average common
 shares outstanding        1,181,352  1,145,569 1,181,352  1,145,461
Effect of dilutive
 securities                   28,246     52,901    32,516     53,093
                           ---------  --------- ---------  ---------
Weighted average dilutive
common shares outstanding  1,209,598  1,198,470 1,213,868  1,198,554
                           =========  ========= =========  =========
Basic earnings per
common share               $   .10    $   .08   $   .04    $   .21
                           =======    =======   =======    =======
Diluted earnings per
common share               $   .10    $   .08   $   .03    $   .20
                           =======    =======   =======    =======

    Approximately 6,500 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three and six months ended December 31, 2008, because the effect would be anti-dilutive.

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

                              For the Three Month    For the Six Month
                              Periods Ended          Periods Ended
                              December 31,           December 31,
                              --------------------   ------------------
                                2008        2007       2008      2007
                              --------------------   ------------------
Net Income                    $120,000   $  96,200   $ 41,800  $242,900
                              ---------  ---------   --------  --------
Other comprehensive (loss):
 Unrealized holding
  loss arising during
  period, net of tax         (  32,200)  (   6,200) (  48,400) (   8,400)
                             ----------  ---------- ---------- ----------
Comprehensive income (loss)  $  87,800   $  90,000  ($  6,600)  $234,500
                             ==========  ========== ========== ==========

8.   Goodwill and Other Intangible Assets:

    In conjunction with the acquisition of Altamira, management of the Company evaluated the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The acquisition agreement provides contingent additional payments to shareholders based on net sales of the catalyst research instrument operations subject to certain limits, which are expected to be earned and paid. Additional consideration accrued for the six months ended December 31, 2008 amounted to $41,200, which resulted in an increase of goodwill to $199,600 at December 31, 2008 from $158,400 at June 30, 2008.

        The components of other intangible assets are as follows:

                        Useful              Accumulated
                        Lives      Cost     Amortization     Net
                        -------   --------  ------------  ---------
 At December 31, 2008:

 Technology              5 yrs.   $300,000     $125,000    $175,000
 Customer relationships 10 yrs.    237,000      112,600     124,400
 Non-compete agreement   5 yrs.    102,000       42,500      59,500
 Other intangible assets 5 yrs.    118,800       88,800      30,000
                                  --------     --------    --------
                                  $757,800     $368,900    $388,900
                                  --------     --------    --------

                        Useful              Accumulated
                        Lives      Cost     Amortization     Net
                        -------   --------  ------------  ---------
 At June 30, 2008:

 Technology              5 yrs.   $300,000     $ 95,000    $205,000
 Customer relationships 10 yrs.    237,000       90,600     146,400
 Non-compete agreement   5 yrs.    102,000       32,300      69,700
 Other intangible assets 5 yrs.    115,500       82,000      33,500
                                  --------     --------    --------
                                  $754,500     $299,900    $454,600
                                  --------     --------    --------

Total amortization expense was $34,100 and $38,300 for the three months ended December 31, 2008 and 2007, respectively and $69,000 and $78,100 for the six months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, estimated future amortization expense related to intangible assets is $62,300 for the last six months of fiscal year ending June 30, 2009, $119,600 for fiscal 2010, $107,900 for fiscal 2011,
$51,000 for fiscal 2012, $11,500 for fiscal 2013, and $36,600 thereafter.

9.  Line of Credit

    The Company has a line of credit with Capital One Bank, N.A.
    ("Bank"), which provides for maximum borrowings of up to $500,000. Interest is charged at the Bank's prime rate, which was 3.25% as of December 31, 2008. The Company had borrowings outstanding of $50,000 under this line of credit as of December 31, 2008.

    The line of credit is collaterized by the Company's assets to the extent borrowed and outstanding and all outstanding amounts are due and payable on November 1, 2009.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased by $719,000 to $346,500 as of December 31, 2008 from $1,065,500 as of June 30, 2008 primarily due to the significant use in the 2008 period of cash advanced in the prior year period and significantly lower new cash advances from catalyst research instruments customers.

Net cash used in operating activities was $637,400 for the six months ended December 31, 2008 as compared to net cash provided by operating activities of $873,200 for the comparable six month period in 2007; the change was due mainly to the use of a substantial amount of the cash advanced in the prior year period from catalyst research instruments customers, and lower income. Cash used in investing activities was $131,600 for the six months ended December 31, 2008, compared to $152,300 for the six months ended December 31, 2007 mainly due to investment redemptions during the current year period. Net cash provided by financing activities increased to $50,000 compared to $16,000 for the 2007 period due to a $50,000 borrowing under the Company's line of credit with its bank.

On September 26, 2008, the Board of Directors of the Company declared a cash dividend of $.08 per share of Common Stock which was paid on January 15, 2009 to holders of record as of the close of business on October 27, 2008.

The Company's working capital decreased by $68,600 to $2,707,600 as of December 31, 2008 from working capital of $2,776,200 at June 30, 2008 mostly due to lower income for the six months ended December 31, 2008. The Company has available for its working capital needs, a new one-year line of credit of $500,000 with Capital One Bank, N.A. replacing an unused $200,000 line of credit originally made available to the Company in November 2003. The Company had borrowings of $50,000 outstanding under this line at December 31, 2008. Advances under the line are secured by the Company's assets and bears interest at the bank's prime rate. Management believes that the Company will be able to meet its cash flow needs during the 12 months ending December 31, 2009 from its available financial resources including the remaining line of credit amount, its cash and investment securities, and operations.

Results of Operations
---------------------

Financial Overview
------------------

The Company's income before income taxes was $169,600 and $59,400, respectively, for the three and six month periods ended December 31, 2008 compared to $140,000 and $365,200 for the 2007 periods. For the comparative three month periods, the benchtop laboratory equipment operations had an increase in profits of $79,500 (266%) principally due to higher sales and gross margins, and lower research and development expenses, while the catalyst research instruments operations experienced a decrease in profits of $43,100 (45%), mainly the result of lower sales. For the comparative six month periods, the benchtop laboratory equipment operations' profits were approximately the same. The catalyst research instruments operations, however, incurred a loss of $157,900 for the six months ended December 31, 2008 as compared to a profit of $147,600 for the prior year six month period. The loss was the result of lower sales due to slower order input and to a lesser extent, increased research and development expenses for new product development, which was partially offset by lower sales commissions. Sales by the catalyst research instrument operations comprise a small number of large orders, (typically averaging more than $100,000 each) and as a result, the segment experiences significant swings in its revenues and results. As of December 31, 2008, backlog for this segment was $828,000, substantially all of which is expected to be shipped and recognized in the current fiscal year.

While the slowdown in the nation's economy has had to date only a limited adverse effect on the Company's operations, no representation can be made as to the adverse effect and its duration on the Company's results particularly as to research grants to customers which fund in part their benchtop laboratory equipment purchases and the financings of potential customers for the purchase of catalyst research instruments.


The Three Months Ended September 30, 2008 Compared With the Three Months Ended September 30, 2007
------------------------------------------------------------------------

Net sales for the three months ended December 31, 2008 decreased $90,500 (4.9%) to $1,755,100 from $1,845,600 for the three months ended December 31, 2007 as a result of lower sales of catalyst research instruments. Sales of benchtop laboratory equipment products generally are pursuant to many small purchase orders from distributors. The Company learned in January 2009 that the new catalog of one of its distributors, to which the Company had sales accounting for 14% and 15% of the segment's net sales for the three months ended December 31, 2008 and 2007, respectively, no longer includes the Company's products. The products will continue to be offered by the distributor through its website, advertisements in distributor's interim publications, and by telephone inquiries. To mitigate the possible adverse effect, the Company plans to increase its advertisements in the distributor's interim publications and expand its selling efforts to other distributors. No assurances can be given that such efforts will be successful.

Sales of the catalyst research instruments are comprised of a small number of larger orders, typically averaging over $100,000 each; hence sales revenues are subject to significant swings. As of December 31, 2008 there was a backlog of $828,000 for catalyst research instruments (substantially all of which is expected to be shipped and recognized in the current fiscal year) compared to $1,600,000 as of December 31, 2007.

The gross profit percentage for the three months ended December 31, 2008 increased to 35.1% from 34.3% for the three months ended December 31, 2007, mainly due to lower direct labor and overhead costs for the benchtop laboratory equipment operations and the product mix for the catalyst research instrument operations.

General and administrative expenses ("G&A") for the three month comparative periods ended December 31, 2008 and December 31, 2007 decreased slightly by $18,300 (6.8%) to $249,400 from $267,700 primarily as a result of lower executive compensation.

Selling expenses for the three months ended December 31, 2008 decreased $38,100 (30.8%) to $85,800 compared to $123,900 for the three months ended December 31, 2007, due primarily to lower commissions with respect to sales of catalyst research instruments. The Company intends to expand its benchtop laboratory equipment sales efforts to include the engagement of one full-time sales person.

Interest and other income for the three months ended December 31, 2008 decreased by $10,000 (59.2%) to $6,900 compared to $16,900 for the three months ended December 31, 2007 as a result of the reduction of the balances of cash and investments.

Income tax expense for the three months ended December 31, 2008 was $49,600 compared to $43,800 for the three months ended December 31, 2007, mainly due to the higher income.

As a result of the foregoing, net income for the three months ended December 31, 2008 was $120,000, an increase of $23,800 (24.7%) from
$96,200 for the three months ended December 31, 2007.


The Six Months Ended December 31, 2008 Compared With the Six Months Ended December 31, 2007
-------------------------------------------------------------------------

Net sales for the six months ended December 31, 2008 decreased by $618,500 (18.5%)to $2,727,400 compared to $3,345,900 for the six months ended December 31, 2007, due to a $584,600 reduction in catalyst research instruments net sales, and a $33,900 reduction in benchtop laboratory equipment sales. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors. The Company learned in January 2009 that the new catalog of one of its distributors, sales to which accounted for 17% and 20% of the segment's net sales for the six month periods ended December 31, 2008, and 2007, respectively, no longer includes the Company's products. The products will continue to be offered by the distributors through its website, advertisements in distributor's interim publications, and by telephone inquiries. To mitigate the possible adverse effect, the Company plans to increase its advertisements in the distributor's interim publications and expand its selling efforts to other distributors. No assurances can be given that such efforts will be successful.

Sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each; hence revenues are subject to significant swings. As of December 31, 2008 there was a backlog of $828,000 for the catalyst research instruments compared to $1,600,000 as of December 31, 2007.

The gross profit percentage for the six months ended December 31, 2008 decreased to 34.9% compared to 38.1% for the six months ended December 31, 2007, mainly due to lower net sales for the catalyst research instruments operations.

G & A expenses for the six months ended December 31, 2008 decreased slightly by $18,300 (3.6%) to $495,000 from $513,300 for the comparable period last year, primarily as a result of lower executive compensation.

Selling expenses for the six months ended December 31, 2008 decreased by $47,600 (19.2%) to $200,100 from $247,700 for the six months ended
December 31, 2007, due primarily to lower commissions with respect to catalyst research instruments sales.

Research and development expenses for the six months ended December 31, 2008 increased $34,600 (19.3%) to $214,200 compared to $179,600 for the six months ended December 31, 2007, primarily the result of an increase in catalyst research instruments product development.

Interest and other income for the six month periods ended December 31, 2008 decreased by $12,000 (40.1%) to $17,900 compared to $29,900 for the six months ended December 31, 2007, mainly the effect of smaller cash and investment securities balances.

Income tax expense for the six months ended December 31, 2008 was $17,600 compared to $122,300 for the six months ended December
31, 2007, mainly due to the lower income.

As a result of the foregoing, net income for the six months ended
December 31, 2008 was $41,800, a decrease of $201,100 (82.8%) from
$242,900 for the six months ended December 31, 2007.


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


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Number: Description

         31.1   Certification of Chief Executive Officer and
                Chief Financial Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.

         32.1   Certification of Chief Executive Officer and
                Chief Financial Officer pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:
                On October 30, 2008 Registrant filed a Report on Form 8-K, reporting under Item 1.01.

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

Date: February 13, 2009