Form 10-Q
period 2009-03-31
SCIENTIFIC INDUSTRIES INC
filed 2009-05-15
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2009

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                              ___________  _________

Commission File Number:             0-6658

                  SCIENTIFIC INDUSTRIES, INC.
_____________________________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware                            04-2217279
____________________________ ________________________________________
(State or other jurisdiction (IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                        11716
______________________________________________________________________
(Address of principal executive offices)                 (Zip Code)

                              (631)567-4700
______________________________________________________________________
      (Registrant's telephone number, including area code)

                         Not Applicable
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes   X   No
                                                       _______  _______
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer            Accelerated Filer
                       ___________                  __________________

Non-accelerated filer              Smaller reporting company   X
                      ____________                          __________
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes      X  No
                                               _____       _____

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of May 4, 2009 was 1,192,577 shares.

                     PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

               SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                               March 31,      June 30,
                                                 2009           2008
                                              ----------      ----------
Current Assets:                               (Unaudited)
  Cash and cash equivalents                   $  350,100      $1,065,500
  Investment securities                          580,900         682,400
  Trade accounts receivable, less
   allowance for doubtful accounts of $11,600
   as of March 31, 2009 and June 30, 2008        649,700         454,800
  Inventories                                  1,825,500       1,521,400
  Prepaid expenses and other current assets       78,800          84,700
  Deferred taxes                                  60,200          31,400
                                              ----------      ----------
             Total current assets              3,545,200       3,840,200

Property and equipment at cost, less accumulated
  depreciation of $641,100 as of March 31, 2009
  and $586,900 as of June 30, 2008               225,600         247,400

Intangible assets, less accumulated amortization
   of $400,700 as of March 31, 2009, and $299,900
   as of June 30, 2008                           362,000         454,600

Goodwill                                         224,400         158,400

Other                                             46,000          46,000

Deferred taxes                                    60,100          30,200
                                             -----------      ----------
             Total assets                     $4,463,300      $4,776,800
                                             ===========      ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                            $  221,100      $  241,800
  Customer advances                              177,800         379,300
  Accrued expenses and taxes                     327,400         442,900
  Loan payable, bank                              50,000            -
                                              ----------      ----------
             Total current liabilities           776,300       1,064,000
                                              ----------      ----------
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,205,154 issued and outstanding at March 31, 2009 and
    1,201,154 as of June 30, 2008                 60,200          60,000
  Additional paid-in capital                   1,514,800       1,507,000
  Accumulated other comprehensive loss, unrealized
    holding loss on investment securities    (    82,400)     (   44,400)
  Retained earnings                            2,246,800       2,242,600
                                             ------------    -----------
                                               3,739,400       3,765,200
  Less common stock held in treasury, at cost,
    19,802 shares                                 52,400          52,400
                                             ------------    -----------
             Total shareholders' equity        3,687,000       3,712,800
                                             ------------    -----------
             Total liabilities and
               shareholders' equity           $4,463,300      $4,776,800
                                             ============    ===========

     See notes to condensed consolidated financial statements (unaudited)

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                           For the Three Month   For the Nine Month
                           Periods Ended         Periods Ended
                           March 31,             March 31,
                         ---------------------------------------------
                             2009       2008       2009       2008
                         ----------  ---------- ----------  ----------
Net sales                $1,423,700  $1,381,800 $4,151,000  $4,727,700
Cost of goods sold          866,400     885,900  2,642,900   2,955,900
                         ----------  ---------- ----------  ----------
Gross profit                557,300     495,900  1,508,100   1,771,800
                         ----------  ---------- ----------  ----------
Operating Expenses:
 General & administrative   272,000     234,900    767,100     748,200
 Selling                    114,400     105,100    314,400     352,800
 Research & development     103,500     105,200    317,700     284,800
                         ----------  ----------  ---------  ----------
                            489,900     445,200  1,399,200   1,385,800
                         ----------  ----------  ---------  ----------
Income from operations       67,400      50,700    108,900     386,000

Interest & other
 income, net                  4,700      18,900     22,600      48,800
                         ----------  ----------  ---------  ----------
Income before income taxes   72,100      69,600    131,500     434,800
                         ----------  ----------  ---------  ----------
Income tax expense (benefit):
  Current                    28,100      23,900     64,500     166,100
  Deferred               (   13,000) (    3,600)(   31,700) (   23,500)
                         ----------- ----------- ---------- -----------
                             15,100      20,300     32,800     142,600
                         ----------- ----------- ---------- -----------
Net income               $   57,000  $   49,300  $  98,700  $  292,200
                         ==========  =========== ========== ===========

Basic earnings per common
 share                      $ .05       $ .04      $ .08       $ .25

Diluted earnings per common
 share                      $ .05       $ .04      $ .08       $ .24

Cash dividends declared
 per common share           $ -         $ -        $ .08       $ .07


  See notes to condensed consolidated financial statements (unaudited)

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                     For the Nine Month Periods Ended
                                      March 31, 2009   March 31, 2008
                                      --------------   --------------
Operating activities:
  Net income                                $  98,700     $  292,200
  Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
      Depreciation and amortization           155,000        163,100
      Deferred income taxes                  ( 31,700)      ( 23,500)
      Stock-based compensation                  2,700          2,300
      Income tax benefit of stock options
         exercised                              2,000         14,000
      Changes in assets and liabilities:
         Accounts receivable                 (194,900)      (  3,900)
         Inventories                         (304,100)      (499,000)
         Prepaid expenses and other
          current assets                        5,900       ( 97,700)
         Other assets                             -         (    300)
         Accounts payable                    ( 20,700)      ( 54,100)
         Customer advances                   (201,500)     1,123,200
         Accrued expenses and taxes          ( 36,600)        13,900
                                         -------------   ------------
      Total adjustments                      (623,900)       638,000
                                         -------------   ------------
      Net cash provided by (used in)
        operating activities                 (525,200)       930,200
                                         -------------   ------------
Investing activities:
 Additional consideration for
    Altamira Instruments, Inc. acquisition (144,900) ( 102,800) Purchase of investment securities,
    available-for-sale                       ( 13,600)     (  18,500)
 Redemptions of investment securities,
    available-for-sale                         50,000           -
 Capital expenditures                        ( 32,300)     (  60,900)
 Purchase of intangible assets               (  8,200)     (   5,100)
                                          ------------    -----------
      Net cash used in
        investing activities                 (149,000)     ( 187,300)
                                          ------------    -----------
Financing activities:
 Proceeds from exercise of stock options        3,300         62,900
 Proceeds from line of credit, bank            50,000           -
 Cash dividends declared and paid            ( 94,500)     (  80,200)
                                          ------------    -----------
      Net cash used in                       ( 41,200)     (  17,300)
       financing activities               ------------    -----------

Net increase (decrease) in cash
 and cash equivalents                       ( 715,400)       725,600
Cash and cash equivalents,
 beginning of year                          1,065,500        388,700
                                           -----------    -----------
Cash and cash equivalents, end of period   $  350,100     $1,114,300
                                           ===========    ===========
Supplemental disclosures:
Cash paid during the period for:
  Income Taxes                             $  125,000     $  111,300


  See notes to condensed consolidated financial statements (unaudited)

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q and in conformity with U.S. Generally Accepted Accounting Principles applicable to interim financial statements and on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2008. The results for the three and nine months ended March 31, 2009, are not necessarily an indication of the results for the full fiscal year ending June 30, 2009.

    1.  Summary of significant accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Altamira Instruments, Inc. ("Altamira"), a Delaware corporation and wholly-owned subsidiary, and Scientific Packaging Industries, Inc., an inactive wholly -owned subsidiary (all collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

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

     As of March 31, 2009, the adjusted aggregate purchase price of $1,200,900 was allocated to assets acquired and liabilities assumed as follows:



                    Current assets            $  734,000
                    Property and equipment       140,300
                    Non-current assets            25,100
                    Goodwill                     224,400
                    Other intangible assets      639,000*
                    Current liabilities       (  561,900)
                                              -----------
                    Adjusted purchase price   $1,200,900
                                              -----------

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

    Segment information is reported as follows:

                     Three Months Ended March 31, 2009
-----------------------------------------------------------------------

                       Benchtop    Catalyst      Corporate
                       Laboratory  Research      and
                       Equipment   Instruments   Other     Consolidated
                       ----------  -----------   --------- ------------

Net Sales              $  928,000   $ 495,700   $   -      $1,423,700
Foreign Sales             547,400     162,500       -         709,900
Profit(Loss)               93,800   (  26,400)     4,700       72,100
Segment Assets          2,200,200   1,337,400    925,700    4,463,300
Long-Lived Asset
   Expenditures             8,000        -          -           8,000
Depreciation and
   Amortization            14,500      35,600       -          50,100

                    Three Months Ended March 31, 2008
-----------------------------------------------------------------------

                       Benchtop    Catalyst      Corporate
                       Laboratory  Research      and
                       Equipment   Instruments   Other     Consolidated
                       ----------  -----------   --------- ------------

Net Sales              $  945,800   $ 436,000    $  -      $1,381,800
Foreign Sales             489,100      60,800       -         549,900
Profit(Loss)               78,700   (  28,000)    18,900       69,600
Long-Lived Asset
    Expenditures           27,600        -          -          27,600
Depreciation and
    Amortization           13,600      37,900       -          51,500

    Approximately 67% and 68% of net sales of the benchtop laboratory equipment operation for the three month periods ended March 31, 2009 and 2008, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

    Two benchtop laboratory equipment operation customers accounted in the aggregate for approximately 26% of the segment's net sales (17% of total net sales) and 34% of the segment's net sales (23% of total net sales) for the three month periods ended March 31, 2009 and 2008, respectively. One of the two customers, a major distributor, which accounted for approximately 14% and 19% of the segment's net sales for the three month periods ended March 31, 2009 and 2008, respectively (9% and 13% of total net sales for the 2009 and 2008 periods, respectively) discontinued the inclusion of the Company's benchtop laboratory equipment products in its new catalog which was released in January 2009. While the customer is continuing to sell the products through its website, Company placed advertisements in the distributor's interim publications, and directly upon request from its customers, the Company expects that there will be a reduction in sales from this customer. To mitigate the possible material adverse effect of the discontinuance, the Company has increased advertisements placed in the distributor's interim publications, and began expanding its selling efforts with a view to increasing sales to other existing distributors. No assurance can be given that the Company will be successful in those efforts.

    Sales of catalyst research instruments are generally comprised of a few very large orders amounting, on average, to more than $100,000 to a limited number of new or repeat customers. Sales to three customers, combined, accounted for 96% of the catalyst research instrument operation sales (33% of total net sales) for the three month period ended March 31, 2009. Three other customers, combined, accounted for 84% of the segment's sales (25% of total net sales) for the three months ended March 31, 2008.

                   Nine Months Ended March 31, 2009
-----------------------------------------------------------------------

                       Benchtop    Catalyst      Corporate
                       Laboratory  Research      and
                       Equipment   Instruments   Other     Consolidated
                       ----------  -----------   --------- ------------

Net Sales              $2,830,400  $1,320,600    $   -     $4,151,000
Foreign Sales           1,673,000     254,000        -      1,927,000
Profit(Loss)              293,600 (   184,700)    22,600      131,500
Segment Assets          2,200,200   1,337,400    925,700    4,463,300
Long-Lived Asset
   Expenditures            12,500      19,800       -          32,300
Depreciation and
   Amortization            43,900     111,100       -         155,000


                   Nine Months Ended March 31, 2008
-----------------------------------------------------------------------

                       Benchtop    Catalyst      Corporate
                       Laboratory  Research      and
                       Equipment   Instruments   Other     Consolidated
                       ----------  -----------   --------- ------------

Net Sales              $2,882,100  $1,845,600    $   -     $4,727,700
Foreign Sales           1,475,900     200,800        -      1,676,700
Profit                    267,000     119,000      48,800     434,800
Long-Lived Asset
   Expenditures            53,600       7,300        -         60,900
Depreciation and
   Amortization            42,200     120,900        -        163,100

    Approximately 68% and 69% of net sales of the benchtop laboratory equipment operation for the nine month periods ended March 31, 2009 and 2008, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

    Two benchtop laboratory equipment operation customers accounted in the aggregate for approximately 29% and 32% of the segment's net sales for the nine month periods ended March 31, 2009 and 2008, respectively (20% and 19% of total net sales for the 2009 and 2008 periods, respectively). One of the two, the major distributor (which as discussed above, discontinued the inclusion of the Company's products in its new catalog), accounted for approximately 15% and 20% of the segment's net sales for the 2009 and 2008 nine month periods, respectively, (10% and 12% of total net sales for the 2009 and 2008 periods, respectively).

    Sales of the catalyst research instruments operation to two customers, accounted for approximately 27% of that segment's net sales (12% of total net sales) for the nine months ended March 31, 2009. Sales to two other customers accounted for 45% of the segment's net sales (18% of total net sales) for the nine month period ended March 31, 2008.

    The Company's foreign sales are principally made to customers in Asia and Europe.

5.  Inventories:

    Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:

                            March 31,            June 30,
                             2009                  2008
                          -----------            ------------
    Raw Materials         $ 1,186,000            $ 1,037,900
    Work in process           411,500                288,600
    Finished Goods            228,000                194,900
                          -----------            -----------
                          $ 1,825,500            $ 1,521,400
                          ===========            ===========


6.  Earnings per common share:

    Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

    Earnings per common share was computed as follows:

                          For the Three Month   For the Nine Month
                          Periods Ended         Periods Ended
                          March 31,             March 31,
                          -------------------   --------------------
                            2009       2008       2009      2008
                          -------------------   --------------------
Net income                $ 57,000   $ 49,300   $  98,700  $ 292,200
                          ========   ========   =========  =========
Weighted average common
 shares outstanding      1,184,730  1,166,011   1,182,461  1,152,261
Effect of dilutive
 securities                 22,182     43,536      29,071     49,907
                         ---------  ---------   ---------  ---------
Weighted average
 dilutive common shares
 outstanding             1,206,912  1,209,547   1,211,532  1,202,168
                         =========  =========   =========  =========
Basic earnings per
  common share            $   .05    $   .04     $    .08   $   .25

Diluted earnings per
  common share            $   .05    $   .04     $    .08   $   .24

    Approximately 6,500 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three and nine months ended March 31, 2009, because the effect would be anti-dilutive.

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

                               For the Three Month   For the Nine Month
                                  Periods Ended         Periods Ended
                                    March 31,             March 31,
                               -------------------   ------------------
                                  2009      2008        2009     2008
                               --------- ---------   --------  --------
Net Income                     $ 57,000  $ 49,300    $ 98,700  $292,200
                               ========= =========   ========  ========
Other comprehensive (loss):
  Unrealized holding
   loss arising during
   period, net of tax         (     400) ( 20,000)  (  48,800) ( 28,400)
                              ---------- ---------  ---------- ---------
Comprehensive income          $  56,600  $ 29,300    $ 49,900  $263,800
                              =========  =========  ========== =========

8.  Goodwill and Other Intangible Assets:

    In conjunction with the acquisition of Altamira, management of the Company evaluated the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The acquisition agreement provides contingent additional payments to shareholders based on net sales of the catalyst research instrument operations subject to certain limits, which are expected to be earned and paid. Additional consideration accrued for the nine months ended March 31, 2009 amounted to $66,000, which resulted in an increase of goodwill to $224,400 at March 31, 2009 from $158,400 at June 30, 2008.

        The components of other intangible assets are as follows:

                        Useful             Accumulated
                        Lives     Cost     Amortization      Net
                        -------- --------- ------------ ---------
At March 31, 2009:

Technology                5 yrs.   $300,000   $140,000   $160,000
Customer relationships   10 yrs.    237,000    120,900    116,100
Non-compete agreement     5 yrs.    102,000     47,600     54,400
Other intangible assets   5 yrs.    123,700     92,200     31,500
                                   --------   --------   --------
                                   $762,700   $400,700   $362,000
                                   --------   --------   --------

                        Useful             Accumulated
                        Lives     Cost     Amortization      Net
                        -------- --------- ------------ ---------
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

Total amortization expense was $31,800 and $34,700 for the three months ended March 31, 2009 and 2008, respectively and $100,800 and $112,800 for the nine months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, estimated future amortization expense related to intangible assets is $30,500 for the last three months of fiscal year ending June 30, 2009, $119,600 for fiscal 2010, $107,900 for fiscal
2011, $51,000 for fiscal 2012, $11,500 for fiscal 2013, and $41,500 thereafter.

    9.  Line of Credit

    The Company has a line of credit with Capital One Bank, N.A.
    ("Bank"), which provides for maximum borrowings of up to $500,000. Interest is charged at the Bank's prime rate, which was 3.25% as of March 31, 2009. The Company had borrowings outstanding of $50,000 under this line of credit as of March 31, 2009.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased by $715,400 to $350,100 as of March 31, 2009 from $1,065,500 as of June 30, 2008.

Net cash used in operating activities was $525,200 for the nine months ended March 31, 2009 as compared to net cash provided by operating activities of $930,200 for the comparable nine month period in 2008; the change was due mainly to the use of a substantial amount of cash payments on orders received in advance in the prior year period from catalyst research instruments operation customers, and lower income. Cash used in investing activities was $149,000 for the nine months ended March 31, 2009, compared to $187,300 for the nine months ended March 31, 2008 mainly due to investment redemptions during the current year period. Net cash used in financing activities increased to $41,200 compared to $17,300 for the 2008 period due to lower proceeds from stock option exercises and higher dividends, partially offset by borrowings under an existing line of credit.

On September 26, 2008, the Board of Directors of the Company declared a cash dividend of $.08 per share of Common Stock which was paid on January 15, 2009 to holders of record as of the close of business on October 27, 2008.

The Company's working capital of $2,768,900 as of March 31, 2009 approximated the working capital of $2,776,200 as of June 30, 2008. The Company has available for its working capital needs, a one-year line of credit of $500,000 with Capital One Bank, N.A. expiring in November 2009. The Company had borrowings of $50,000 outstanding under this line at March 31, 2009. Advances under the line are secured by the Company's assets and bears interest at the bank's prime rate. Management believes that the Company will be able to meet its cash flow needs during the 12 months ending March 31, 2010 from its available financial resources including its cash and investment securities, and operations.

Results of Operations
---------------------

Financial Overview
------------------

The Company's income before income taxes was $72,100 and $131,500, respectively, for the three and nine month periods ended March 31, 2009 compared to $69,600 and $434,800 for the 2008 three month periods. For the comparative three month periods, the benchtop laboratory equipment operations had an increase in operating income of $15,100 (19%) principally due to lower research and development expenses, while the catalyst research instruments operations incurred a loss of $26,400, approximately the same for the comparative three month periods. For the comparative nine month periods, the benchtop laboratory equipment operations' operating income was $26,600 (10%) higher ($293,600 versus $267,000) due to lower operating expenses. The catalyst research instruments operations, however, incurred a loss of $184,700 for the nine months ended March 31, 2009 as compared to a profit of $119,000 for the prior year nine month period. The loss was the result of lower sales, and, to a lesser extent, increased research and development expenses for new product development, which was partially offset by lower sales commissions. Sales by the catalyst research instrument operations comprise a small number of large orders, (typically averaging more than $100,000 each) and as a result, the segment experiences significant swings in its revenues and profits.
As of March 31, 2009, backlog for this segment was approximately $750,000, (as compared to $1,275,000 as of March 31, 2008)
substantially all of which is expected to be shipped and recognized in the current fiscal year.

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

The Three Months Ended March 31, 2009 Compared With the Three Months Ended March 31, 2008
--------------------------------------------------------------------

Net sales for the three months ended March 31, 2009 increased $41,900 (3.0%) to $1,423,700 from $1,381,800 for the three months ended March 31, 2008 as a result of higher sales of the catalyst research instruments operations during the current year period compared to the 2008 period. Sales of benchtop laboratory equipment products which are generally pursuant to many small purchase orders from distributors, reflected a small decrease of $17,800 (1.9%). The Company learned in January 2009 that the new catalog of one of its distributors, to which the Company had sales accounting for 14% and 19% of the segment's net sales for the three months ended March 31, 2009 and 2008, respectively, no longer includes the Company's products. The products will continue to be offered by the distributor through its website, Company-placed advertisements in the distributor's interim publications, and in response to telephone inquiries; however, the Company expects that there will be a reduction in sales from this customer. To mitigate the possible adverse effect, the Company began increasing its advertisements in the distributor's interim publications and to expand its selling efforts to other distributors. No assurances can be given that such efforts will be successful.

Sales of the catalyst research instruments operations are comprised of a small number of larger orders, typically averaging over $100,000 each; hence sales revenues are subject to significant swings. As of March 31, 2009 there was a backlog of approximately $750,000 for catalyst research instruments (substantially all of which is expected to be shipped and recognized in the current fiscal year) compared to $1,275,000 as of March 31, 2008.

The gross profit percentage for the three months ended March 31, 2009 increased to 39.1% from 35.9% for the three months ended March 31, 2008, mainly due to higher sales of the catalyst research instrument operations for the comparative periods.

General and administrative expenses ("G&A") for the three month comparative periods ended March 31, 2009 and March 31, 2008 increased by $37,100 (15.8%) to $272,000 from $234,900 primarily as a result of higher expenses for the catalyst research instruments operations.

Selling expenses for the three months ended March 31, 2009 increased $9,300 (8.8%) to $114,400 compared to $105,100 for the three months ended March 31, 2008, due primarily to an increase in promotional expenses for the laboratory equipment operations. The Company intends to further expand its benchtop laboratory equipment sales efforts to include the engagement of one full-time sales person.

Interest and other income for the three months ended March 31, 2009 decreased by $14,200 to $4,700 compared to $18,900 for the three months ended March 31, 2008 as a result of the reduction of cash and investments balances.

Income tax expense for the three months ended March 31, 2009 was $15,100 compared to $20,300 for the three months ended March 31, 2008.

As a result of the foregoing, net income for the three months ended March 31, 2009 was $57,000, an increase of $7,700 (15.6%) from $49,300 for the three months ended March 31, 2008.

The Nine Months Ended March 31, 2009 Compared With the Nine Months Ended March 31, 2008
------------------------------------------------------------------------

Net sales for the nine months ended March 31, 2009 decreased by $576,700 (12.2%)to $4,151,000 compared to $4,727,700 for the nine months ended March 31, 2008, due to reductions in sales of $525,000 by the catalyst research instruments operations, and $51,700 by the benchtop laboratory equipment operations. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors. The Company learned in January 2009 that the new catalog of one of its distributors, sales to which accounted for 15% and 20% of the segment's net sales for the nine month periods ended March 31, 2009, and 2008, respectively, no longer includes the Company's products. The products will continue to be offered by the distributor through its website, advertisements placed by the Company in the distributor's interim publications, and by customer telephone inquiries. To mitigate the possible adverse effect of lower sales, the Company began to increase its advertisements in the distributor's interim publications and expand its selling efforts to other distributors. No assurance can be given that such efforts will be successful.

Sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each; hence revenues are subject to significant swings. Although order input for the current year nine month period has been steady, the average order amounts are lower than in the prior year, which can be partially attributable to current economic conditions causing a reduction in funding of large purchases. As of March 31, 2009 there was a backlog of approximately $750,000 for the catalyst research instruments compared to $1,275,000 as of March 31, 2008.

The gross profit percentage for the nine months ended March 31, 2009 decreased to 36.3% compared to 37.5% for the nine months ended March 31, 2008, mainly due to lower sales for the catalyst research instruments operations.

G & A expenses for the nine months ended March 31, 2009 increased slightly by $18,900 (2.5%) to $767,100 from $748,200 for the comparable period last year, primarily as a result of higher expenses for the catalyst research instrument operations.

Selling expenses for the nine months ended March 31, 2009 decreased by $38,400 (10.9%) to $314,400 from $352,800 for the nine months ended
March 31, 2008, due primarily to lower commissions with respect to catalyst research instruments sales.

Research and development expenses for the nine months ended March 31, 2009 increased $32,900 (11.6%) to $317,700 compared to $284,800 for the nine months ended March 31, 2008, primarily the result of an increase in such expenses by the catalyst research instruments operation.

Interest and other income for the nine month period ended March 31, 2009 decreased by $26,200 from $48,800 for the prior year nine month period to $22,600 for the nine months ended March 31, 2009, reflecting the effect of smaller cash and investment securities balances.

Income tax expense for the nine months ended March 31, 2009 was $32,800 compared to $142,600 for the nine months ended March 31, 2008, mainly due to the lower income for the current year period.

As a result of the foregoing, net income for the nine months ended March 31, 2009 was $98,700, a decrease of $193,500 (66.2%) from $292,200 for the nine months ended March 31, 2008.

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




                              Scientific Industries, Inc.
                              --------------------------------
                              Registrant

                              /s/Helena R. Santos
                              ----------------------------------
                              Helena R. Santos
                              President, Chief Executive Officer
                              and Treasurer
                              Principal Executive, Financial and
                              Accounting Officer

Date: May 15, 2009