Form 10-K
period 2009-06-30
SCIENTIFIC INDUSTRIES INC
filed 2009-09-24
CIK 87802

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934
                    For the fiscal year ended June 30, 2009
                                              _____________________

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from________to_________

                  Commission file number 0-6658
                                               ____________________

                     SCIENTIFIC INDUSTRIES, INC.
            _________________________________________
            (Exact Name of Registrant in Its Charter)

       Delaware                                     04-2217279
_______________________________                 ___________________
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)

70 Orville Drive, Bohemia, New York                   11716
________________________________________        ____________________
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (631) 567-4700
                                                  __________________

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class       Name of each exchange on which registered

        None                                None
  ___________________       _________________________________________

Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, par value $.05 per share
             ______________________________________
                        (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                            Yes [   ]     No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                            Yes [   ]     No [ x ]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes [ x ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                           Yes [   ]     No [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.         [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer " and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large accelerated filer [   ]       Accelerated filer      [   ]

Non-accelerated filer   [   ]   Smaller reporting company  [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act)     Yes [   ]     No [ x ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 28, 2009 is $1,540,200.

The number of shares outstanding of the registrant's common stock, par value $.05 per share ("Common Stock") as of August
28, 2009 is 1,196,577 shares.


               DOCUMENTS INCORPORATED BY REFERENCE

None.

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

                            PART I

Item 1.  Business.

       General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (which along with its subsidiaries, the "Company"), is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment ("Benchtop Laboratory Equipment") and since November 2006, upon the acquisition of the outstanding shares of Altamira Instruments, Inc., a Delaware corporation ("Altamira") customized catalyst research instruments ("Catalyst Research Instruments"). The Company's products are used primarily for research purposes by universities, hospitals, pharmaceutical companies, clinics, medical device manufacturers, petrochemical companies and other related industries.

       Operating Segments. The Company views its operations as two segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors (Benchtop Laboratory Equipment Operations), and the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies (Catalyst Research Instruments Operations). For certain financial information regarding the Company's operating segments, see Note 3 to the consolidated financial statements included under Item 8.

       Products.

       Benchtop Laboratory Equipment.   The Company's Benchtop
Laboratory Equipment products consist of mixers and disruptors, rotators/rockers, refrigerated incubators and magnetic stirrers. The Vortex-Genie(R) 2 Mixer is the Company's principal product; sales of this product (excluding accessories) represented approximately 44% and 39% of the Company's total sales for the fiscal years ended June 30, 2009 ("fiscal 2009") and June 30, 2008 ("fiscal 2008"), respectively, or 69% and 70%, respectively, of the segment's sales for fiscal 2009 and fiscal 2008.

       The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds.

       The Company's additional mixers and disruptors include the Vortex-Genie 1, a high speed touch mixer; the Vortex-Genie 2T, a mixer with an integral timer; the Disruptor Genie(R), a patented cell disruptor; the MicroPlate Genie(R) and Multi-MicroPlate Genie(R) mixers, specialty mixers designed to mix and vortex the contents of microplates; the Digital Vortex-Genie 2, a vortex mixer incorporating digital control and display; and introduced in July 2008, the Multi Vortex-Genie, a large capacity multi-vessel vortex mixer.

       The Company's Roto-Shake Genie(R), a patented benchtop multi-purpose rotator/rocker was designed by the Company to rotate and rock a wide variety of containers which are magnetically attached to the unit's magnetized platform. The Enviro-Genie(R) Refrigerated Incubator and Incubator-Genie(TM) are multi-functional benchtop environmental chambers designed to perform various shaking and stirring functions under controlled environmental conditions.

       The Benchtop Laboratory Equipment products also include a complete line of magnetic stirrers including the MagStir Genie(R), a patented high/low programmable magnetic stirrer; the MultiMagStir Genie(R), a four-place high/low programmable magnetic stirrer; the MegaMag Genie(TM), a large volume magnetic stirrer available in analog and digital versions; and the QuadMag Genie(TM) magnetic stirrer, a four-place powerful general purpose stirrer.

       Catalyst Research Instruments. The Catalyst Research Instrument products are offered through the Company's subsidiary, Altamira. Its flagship product is the AMI-200(TM), which is used to perform traditional catalyst characterization experiments on an unattended basis. The product also features a stand-alone personal computer to control the instrument and incorporates proprietary LabVIEW(R) -based software. In June 2009, the Company introduced the AMI-300(TM) Catalyst Characterization Instrument which incorporates a sophisticated data handling package and is designed to perform dynamic temperature-programmed catalyst characterization experiments. All AMI model instruments are customized to a customer's individual requirements.

       Other Catalyst Research Instrument products include reactor systems, high throughput systems and micro-activity reactors. The Company's BenchCAT(TM) custom reactor systems are available with single and multiple reactor paths and with reactor temperatures up to 1200 degrees celsius. The systems feature multiple gas flows, are available in gas and gas/liquid configurations, and also feature one or more stand-alone personal computers with the LabVIEW(R)-based control software.

       Two other Catalyst Research Instrument products are the Celero(TM) and the PID MA-Reference Reactor, sales of which to date have been insignificant. The Celero(TM), offered under a license from Symyx Corporation, is a high throughput system, designed to provide high throughput screening in multiples of 8 channels and is typically used to screen multiple catalysts, under the same conditions of temperature, pressure, and gas/liquid flows.

       The PID MA-Reference Reactor is offered pursuant to an exclusive distribution agreement covering North America with PID Eng. & Tech in Spain. It is a highly-automated, micro-activity reactor featuring sophisticated microprocessor control with touch-screen and TCP/IP Ethernet communications used for catalyst activity, selectivity, optimization and kinetics studies.

       Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

       In general, due to the reliance on sales through the catalog distribution system, it takes two to three years for a new benchtop laboratory equipment product to begin generating meaningful sales.

       Major Customer. Sales principally of the Vortex-Genie 2 Mixer, to one customer, which is one of the two major distributors of laboratory equipment, represented approximately 9.8% and 11.3% of total sales for fiscal 2009 and fiscal 2008, respectively. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $100,000 to different customers with no single customer accounting for more than 10% of the Company's net sales for fiscal 2009 or 2008.

       Marketing.

       Benchtop Laboratory Equipment. The Company's Benchtop Laboratory Equipment products are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors, who sell the Company's products through printed catalogs, websites and sales force.
See "Major Customer". The Company also markets products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, the Company's website, and commencing, in June 2009, through the efforts of its first sales manager.

       Catalyst Research Instruments. The Company's Catalyst Research Instruments are sold directly worldwide to universities, government laboratories, and chemical and petrochemical companies through its sales personnel and independent representatives engaged on a commission basis. Its marketing efforts include attendance at various trade shows, Altamira's website, outside sales representatives, and printed materials.

       Assembly and Production. The Company has an operating facility in Bohemia, New York from which its Benchtop Laboratory Equipment Operations are conducted and another in Pittsburgh, Pennsylvania from which its Catalyst Research Instruments Operations are conducted. The Company's production operations principally involve assembly of components supplied by various domestic and international independent suppliers. In both fiscal 2009 and 2008 a substantial portion of benchtop laboratory equipment components were produced overseas, with purchases through a U.S. vendor accounting for approximately 11% and 24% for fiscal 2009 and fiscal 2008, respectively, of the Company's total material purchases.
See "Risk Factors - The Company is Heavily Dependent on Outside S uppliers for the Components of Its Products".

       Patents, Trademarks, Licenses and Franchises.

       Patents. The Company holds several United States patents relating to its products, including a patent which expires in September 2015 for the TurboMix(TM), an accessory to the Vortex-Genie 2 Mixer, a patent which expires in July 2016 on the Roto-Shake
Genie(R); and a patent which expires in November 2022 on the MagStir Genie(R), MultiMagStir Genie(R), and Enviro-Genie(R).

       Trademarks. The Company has various proprietary marks, including AMI(TM),BenchCAT(TM), Celero(TM), Disruptor Beads(TM), Disruptor Genie(R), Enviro-Genie(R), Genie(TM), MagStir Genie(R), MegaMag Genie(TM), MicroPlate Genie(R), MultiMagStir Genie(R), Multi-MicroPlate Genie(R), QuadMag Genie(TM), Roto-Shake Genie(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

       Licenses. The Company has several licensing agreements for technology and patents used in the Company's business. A non-exclusive worldwide sublicense from Fluorometrix Corporation relates to the development, production and marketing of a line of bioreactor vessels, including culture bags with integral sensors for pH and oxygen in volumes ranging from 250 milliliters to 5 liters for laboratory incubator systems. The Company also licenses the technology related to its patent for the Roto-Shake Genie from a local university, and licenses a patent related to its TurboMix attachment for the Vortex-Genie and Disruptor Genie from an independent inventor. Altamira has a license with respect to technology related to the Celero line of products from Symyx Corporation.

       Foreign Sales. The Company's sales to overseas customers, including distributors, principally in Asia and Europe, accounted for approximately 45% and 51% of the Company's net sales for fiscal 2009 and fiscal 2008, respectively. Such sales are paid in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

       Seasonality. The Company does not consider its business to be seasonal.

       Backlog. The backlog for Benchtop Laboratory Equipment products is not significant because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. The backlog for Catalyst Research Instrument products as of June 30, 2009 was $1,216,600, most of which is expected to be filled by December 31, 2009.

       Competition.   Most of the Company's competitors are
substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company's main competition for its Benchtop Laboratory Equipment products in the United States derives from private label brand mixers offered by the two largest laboratory equipment distributors in the United States, who dominate the end user market. The Company believes its Benchtop Laboratory Equipment products and trademarks are factors in the vortex mixers market around the world.

       The Company's major competitors for its Benchtop Laboratory Equipment are Henry Troemner, Inc. (private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), Barnstead/Thermolyne Corporation, (an Apogent Technologies company owned by Thermo Fisher Scientific, Inc.), IKA-Werke GmbH & Co.
KG, a German company, and Heidolph Instruments GmbH, a German company.

              The primary competition for the Company's Catalyst Research Instrument products is in the form of instruments produced internally by research laboratory staffs of potential customers. Other competitors in the United States include Quantachrome Instruments, and Micromeritics Instrument Corporation, each a privately-held company.

       Research and Development. The Company incurred research and development expenses, the majority of which relate to new Benchtop Laboratory Equipment products, of $452,600 during fiscal
2009 compared to $394,600 during fiscal 2008.   The Company
expects research and development expenditures for each of its two operations in the fiscal year ending June 30, 2010 will not materially increase from the fiscal 2009 amount.

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

       Employees. As of August 28, 2009, the Company employed 26 persons (15 for the Benchtop Laboratory Equipment Operations and 11 for the Catalyst Research Instruments Operations) of whom 23 were full-time, including its three executive officers. None of the Company's employees is represented by any union.

       Available Information. The Company's Annual Report to Stockholders for fiscal 2009, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company's proxy material and solicitation as it relates to the Company's 2009 Annual Meeting of Stockholders. All the Company's reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the "SEC" or the "Commission"), including amendments to such reports, are available on the SEC's website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company's public filings can be accessed through the Company's website at http://scientificindustries.com/financial.html.

Item 1A.  Risk Factors.

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

Dependence on a Major Customer

       The laboratory equipment industry is dominated in the U.S. by two major laboratory equipment distributors, one of which, is the Company's largest customer. Sales to this customer accounted for approximately 9.8% and 11.3% of total sales (15% and 20% of the sales of the Benchtop Laboratory Equipment Operations) for fiscal 2009 and 2008, respectively. During fiscal 2009 this distributor discontinued the inclusion of the Company's Benchtop Laboratory Equipment products in its new catalog which was released in January 2009 which was a major factor in the reduction in sales to this distributor for fiscal 2009. While the Company's products continue to be offered through the distributor's website, and upon requests made directly to the distributor from customers, the Company expects the continuation of reduced orders from this distributor. To mitigate the adverse effect of the catalog discontinuance, the Company has increased its advertisements placed in the distributor's interim publications, hired a new sales manager who is working with the distributor's sales representatives, and is expanding its selling efforts directed to other distributors. No representation can be made that the Company will be successful in such efforts or as to the extent of the adverse effect on the future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a
Substantial Portion of Revenues

       The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 69% and 70% of Benchtop Laboratory Equipment sales, for fiscal 2009 and fiscal 2008, respectively, and 44% and 39% of total sales for fiscal 2009 and fiscal 2008, respectively.

The Company is A Small Participant in Each of the Two Industries in Which It Operates

       The Benchtop Laboratory Equipment industry is highly competitive. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($3,848,400 for fiscal 2009 and $3,770,500 for fiscal 2008)
are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. In the past few years, there have been several entrants into the vortex mixer market, including the manufacturer of the private label mixers of the two largest distributors.

       The production and sale of Catalyst Research Instruments products is highly competitive. Altamira's competitors include several companies with greater resources and many laboratories which produce their own instruments.

The Company's Ability to Grow and Compete Effectively Is In
Part Dependent on Its Ability to Develop and Effectively Market
New Products

       Over the past ten years, the Company has continuously invested in the development and marketing of new Benchtop Laboratory Equipment products with a view to increasing revenues and reducing the Company's dependence on the Vortex-Genie 2 Mixer. Gross revenues derived from new Benchtop Laboratory Equipment products (those other than the Vortex-Genie 2 Mixer) amounted to $1,217,300 and $1,145,200, respectively, for fiscal 2009 and fiscal 2008. The segment's ability to compete will depend upon the Company's success in developing and marketing new laboratory equipment as to which no assurance can be given.

       The Company relies primarily on distributors and their catalogs to market its Benchtop Laboratory Equipment products. Accordingly, sales of new products are heavily dependent on the distributors' decision to include and retain a new product in the distributors' catalogs and on their websites. It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered. In June, 2009 the Company hired a new sales manager with a view to increasing sales through distributors and directly to end users.

       No assurance can be given that the amounts allocated by the Company for its new product development and sales and marketing programs will be sufficient to develop additional commercially feasible products or that distributors will include or retain any particular product in their catalogs and websites.

       In June 2006, the Company received a nonexclusive sublicense from Fluorometrix Corporation to develop, produce and sell a line of bioreactor vessels with integral sensors for pH and oxygen in volumes of 250 milliliters up to 5 liters for laboratory systems. The Company's efforts to develop products which incorporate the disposable
sensor technology commenced in fiscal 2009.   No assurance can be
given that any commercially feasible product will be developed or that material revenues, if any will result therefrom.

       The Company's Catalyst Research Instruments line of products consists of only a few products. The ability of the Company to compete in this segment and expand the line will depend on its ability to make engineering improvements to existing products and develop and add new products incorporating more current technology. During fiscal 2009, the Company towards this end, hired a new software engineer and engaged outside product design services to develop new catalyst research products, one of which was introduced in June 2009. No assurance can be given that the Company's new product development and related marketing efforts will enable the segment to be competitive or that the Company will be successful in developing or improving products which will be commercially feasible.

The Company May Be Subject to General Economic, Political, and
Social Factors

       Orders for the Company's products, particularly the Catalyst Research Instruments products, depend in part, on the customer's ability to secure funds to finance purchases. Availability of funds can be affected by budgetary constraints. Factors such as a general economic recession, as experienced during fiscal 2009, or another major terrorist attack could have a negative impact on the availability of funding including grants to potential customers.

       The Company's ability to secure new Catalyst Research
Instruments orders can also be affected by changes in domestic and international policies pertaining to energy and the environment.

The Company is Heavily Dependent on Outside Suppliers for the
Components of Its Products

       During the last few years, the Company had relied on a single supplier for certain components of its Benchtop Laboratory Equipment products, including the Vortex-Genie 2. Purchases from this supplier for several reasons, including quality and pricing were reduced to approximately 11% for fiscal 2009 of the Company's material purchases from 24% for fiscal 2008, and to 16% of the segment's material purchases for fiscal 2009 from 40% for fiscal 2008).

       Many of the Company's suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and are subject to long lead times and potential other risks related to production in a foreign country. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily and quickly be procured or, where feasible and cost effective, purchases from more than one supplier.

The Company's Ability to Compete Depends in Part on Its Ability
To Secure and Maintain Proprietary Rights to its Products

  The Company does not have any patent protection for its principal product the Vortex-Genie 2 Mixer and limited patent protection on a few other Benchtop Laboratory Equipment products. As a result, there are several competitive products available in the marketplace possessing similar technical
specifications and design.   The Company does not have any
patent protection for any of its Catalyst Research Instruments products, except as a licensee to a line of Celero products, sales of which have not been significant.

  There can be no assurance that the Company will be successful in obtaining additional patents, that any patent issued or licensed to the Company provides or will provide the Company with competitive advantages or will not be challenged by third parties or that the patents of others will not prevent the commercialization of products developed by the Company. Furthermore, there can be no assurance that others will not independently develop similar products or design around the patents related to the Company's products. Any of the foregoing activities could have a material adverse effect on the Company. Moreover, the enforcement by the Company of its patent rights may require substantial litigation costs.

The Company Has Limited Management Resources

  The loss of the services of any of Ms. Helena Santos, the Company's Chief Executive and Financial Officer and
President, Mr. Robert Nichols, the Company's Executive
Vice President and Mr. Brookman March, President  of
Altamira, or any material expansion of the Company's operations could place a significant additional strain on the Company's limited management resources and could be materially adverse to the Company's results and financial condition.

The Common Stock of the Company is Thinly Traded and is
Subject to Volatility

  As of August 28, 2009, there were only 1,196,577 shares of Common Stock of the Company outstanding, of which 433,882 shares were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2009 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

Item 1B.  Unresolved Staff Comments

       None.

Item 2.  Properties.

       The Company's executive offices and principal manufacturing facility comprising approximately 25,000 square feet for its Benchtop Laboratory Equipment Operations, is located in Bohemia, New York and held pursuant to a lease expiring in January 2015. The Company's Catalyst Research Instruments Operations are conducted from an approximately 6,600 square foot facility in Pittsburgh, Pennsylvania held pursuant to a lease expiring in July 2011. See Note 10 to the Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company's two operations. In the opinion of management, all properties are adequately covered by insurance.


Item 3.  Legal Proceedings.

       The Company is not a party to any pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

                             PART II

Item 5.  Market for the Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchase of Equity Securities.

       The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2008 and fiscal 2009, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended:      Low Bid           High Bid
_________________________      _______           ________
         09/30/07               2.70               3.35
         12/31/07               3.11               3.95
         03/31/08               3.30               3.85
         06/30/08               3.06               4.15
         09/30/08               2.75               3.75
         12/31/08               1.75               2.89
         03/31/09               1.49               2.50
         06/30/09               1.26               1.95

(a) As of August 28, 2009, there were 528 record holders of the Company's Common Stock.

(b)    On January 15, 2009, the Company paid a cash dividend of
$.08 per share to  stockholders of record on October 27, 2008.
On January 14, 2008, the Company   paid a cash dividend of $.07
per share to stockholders of record on October 18,   2007.  The
Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

       Forward-Looking statements. Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

          Overview. The Company's income before income taxes decreased by $140,600 (26%) to $403,900 for fiscal 2009 compared to $544,500 for fiscal 2008 mainly as a result of the loss incurred by the Catalyst Research Instruments Operations of $33,700 for fiscal 2009 compared to a profit of $193,900 for fiscal 2008, which was partially offset by the increase in profit generated by the Benchtop Laboratory Equipment Operations. The loss incurred by the Company's Catalyst Research Instruments Operations was due to lower sales and higher research and development expenses. The Company's Benchtop Laboratory Equipment Operations benefitted from an increase in foreign sales and lower operating expenses.

       While the slowdown in the nation's economy has had to date an adverse effect on the Company's Catalyst Research Instruments Operations, no representation can be made as to the materiality of the adverse effect and the duration of the slowdown with respect to the Company's future results particularly as to its effect on the availability and amount of the research grants and project funding for purchases by customers of catalyst research instruments.

       Results of Operations. Net sales for fiscal 2009 decreased by $680,300 (10.2%) to $5,989,100 as compared with $6,669,400 for fiscal
2008. Net sales of the Benchtop Laboratory Equipment Operations increased by $77,900 (2.1%) primarily due to increased sales to overseas customers, which more than offset a decrease in domestic
sales.   During fiscal 2009 the Company's largest distributor
discontinued the inclusion of the Company's Benchtop Laboratory Equipment products in its new catalog which was released in January 2009. While the products continue to be sold through the distributor's website, Company placed advertisements in the distributor's interim publications, and direct customer requests, no assurances can be given that there will not be a further reduction in the amount of sales to the distributor. To mitigate the material adverse effect of the catalog discontinuance, the Company has increased advertisements placed in the distributor's interim publications, hired a new sales manager who is working with this distributor's sales representatives, and increased its efforts to sell through other distributors.

       Net sales of the Catalyst Research Instruments Operations decreased by $758,200 (26.2%) due to a reduction in large orders which the Company believes are the result of a reduction in government or third party funding for potential customers. Sales of this segment's products are comprised of a small number of large orders, typically averaging more than $100,000 each. As of June 30, 2009, there was a backlog of orders aggregating $1,216,600 for Catalyst Research Instrument products, all of which the Company anticipates filling by December 31, 2009, compared with $770,900 as of June 30, 2008.

         The gross profit percentage for fiscal 2009 increased to 36.6% compared to 36.0% for fiscal 2008, due to slightly higher gross margins for both the Benchtop Laboratory Operations and the Catalyst Research Instruments Operations.

       General and administrative expenses for fiscal 2009 decreased by $66,300 (6.8%) to $909,400 from $975,700 for fiscal
2008, principally the result of lower expenses with respect to the Benchtop Laboratory Equipment Operations, including those incurred for Sarbanes-Oxley Act compliance.

       Selling expenses for fiscal 2009 decreased by $116,700
(21.1%) to $435,500 from $552,200 for fiscal 2008, primarily as a result of lower sales commissions paid with respect to Catalyst
Research Instruments Operations sales.

       Research and development expenses for fiscal 2009 were $452,600, an increase of $58,000 (14.7%) from $394,600 for fiscal
2008, mainly due to the increase in new product development by the Catalyst Research Instruments Operations.

       Other income decreased by $56,300 (88.0%) to $7,700 for fiscal 2009 from $64,000 for fiscal 2008, reflecting smaller cash and investment balances for fiscal 2009, and the write-off of an asset related to the Catalyst Research Instruments Operations.

       Income tax expense for fiscal 2009 was $84,400 compared to $153,000 for fiscal 2008 due to lower income.

       As a result of the foregoing, net income for fiscal 2009 was $319,500, a decrease of $72,000 (18.4%) from $391,500 for fiscal 2008.

       Liquidity and Capital Resources. Cash and cash equivalents decreased by $327,100 (30.7%) to $738,400 as of June 30, 2009 from
$1,065,500 as of June 30, 2008.

       The Company reflected $47,800 in net cash used in operating activities for fiscal 2009 compared to $867,200 of net cash
provided by operating activities for fiscal 2008.   The significant
decrease was due to the significantly lower accounts receivable balances at the end of fiscal 2008, due to the fact that Altamira had received a substantial amount of cash advances from its customers towards orders shipped at the end of fiscal 2008.

       Cash used in financing activities increased to $91,200 compared to $17,300 for fiscal 2008 mainly due to lower proceeds from stock option exercises.

       The Company's working capital of $2,983,100 as of June 30, 2009 was $206,900 (7.5%) higher than the working capital of $2,776,200 as of June 30, 2008, the result mainly of the Company's profitability.

       The Company has available for its working capital needs, a one-year line of credit of $500,000 with Capital One Bank, N.A. expiring in November 2009. During fiscal 2009, the Company made borrowings of $50,000 under this line which were repaid by year end. Advances under the line are secured by the Company's assets and bear interest at the bank's prime rate. Management believes that the Company will be able to meet its cash flow needs during the 12 months ending June 30, 2010 from its available financial resources including its cash and investment securities, and operations.

       Capital Expenditures. During fiscal 2009, the Company incurred $66,600 in capital expenditures, which the Company expects will be the approximate level during the fiscal year ending June 30, 2010.

       Off-Balance Sheet Arrangements.  None.

Item 8.       Financial Statements and Supplementary Data.

       The Financial Statements required by this item are attached hereto on pages F1-F24.

Item 9.       Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

       Not applicable.

Item 9A.  Controls and Procedures.

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

       The Chief Executive and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting as of June 30, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of
the Treadway Commission (COSO) in Internal Control   Integrated
Framework.

       Based on the assessment of the Company's Chief Executive and Chief Financial Officer of the Company, it was concluded that as of June 30, 2009, the Company's internal controls over financial reporting were effective based on these criteria.

       This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

       Changes in Internal Control Over Financial Reporting. There was no change in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 9B.  Other Information.

       Not applicable.

                           PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

       The Company has the following six Directors:

       Arthur M. Borden, Esq. (age 89), a Director since 1974, has been counsel to the law firm of Katten Muchin Rosenman LLP (formerly Rosenman & Colin) during the past five years. He is a director of Supreme Industries, Inc., a nationwide manufacturer of specialized truck bodies.

       Joseph G. Cremonese (age 73), a Director since November 2002 and Chairman of the Board since February 2006, has been a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies, including the Company, engaged in the production and sale of products for science and biotechnology. Since March 2003, he has been a director of and consultant to Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, the largest U.S. distributor of laboratory equipment.

       Joseph I. Kesselman (age 84), a Director since 1961 and Chairman of the Board from August 2002 until his resignation in February 2006, has been for more than five years a consultant to various corporations, including Nuclear and Environmental Protection Inc. and Hopare Holding, S.A. (a Swiss company), both companies of which he had been a director, and Perrot Duval Management, S.H.
(a Swiss management company).

       Roger B. Knowles (age 84), a Director since 1965, is retired. During the past five years he has been involved in liquidating various real estate and manufacturing concerns.

       Grace S. Morin (age 61), a Director since December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition in November 2006 by the Company. Ms. Morin had been employed by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility as a full-time employee through March 31, 2009 and since that date as a part-time consultant. Prior to December 2003, she was a general business consultant for two years, and prior to that a member of senior management of a designer of gas flow environmental engineered products for approximately four years.

       James S. Segasture (age 73), a Director since 1991, has been a private investor since February 1990.

       The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company to be held at the annual meeting following: the fiscal year ended June 30, 2009 - two Directors (Messrs. Borden and Segasture, Class A) the fiscal year ending June 30, 2010 - two Directors (Mr. Kesselman and Ms. Morin,
Class B) and the fiscal year ending June 30, 2011 - two Directors (Messrs. Cremonese and Knowles, Class C).

Board Committees

       Joseph I. Kesselman and James S. Segasture have been the sole members of the Company's Stock Option Committee, the members of which serve at the discretion of the Board. The Committee administers the Company's 2002 Stock Option Plan ("2002 Plan").

       Grace S. Morin, Joseph I. Kesselman, and James S.
Segasture have been the members of the Company's Compensation
Committee serving at the discretion of the Board. The Committee administers the Company's compensation policies.

       The Board of Directors acts as the Company's Audit
Committee.

       The Company does not have a financial expert on the Audit Committee as defined by the Securities and Exchange Commission, however, the Company believes that the members of the Audit Committee have sufficient knowledge to properly evaluate and analyze the Company's financial statements.

Executive Officers

       Helena R. Santos, CPA (age 45), employed by the Company since 1994, has served since August 2002 as President, Chief Executive Officer and Treasurer. Previously she served as Vice President, Controller from 1997 and as Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

       Robert P. Nichols (age 48), employed by the Company since February 1998, has served since August 2002 as Executive Vice President. Previously, he had been since May 2001 Vice President, Engineering. Prior to joining the Company, Mr. Nichols was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

       Brookman P. March (age 64) has been Director of Sales and Marketing since November 30, 2006 and President since July 2008 of Altamira, which conducts the Catalyst Research Instruments operation. He had been Vice President and a Director of Altamira from December 2003 until it was acquired by the Company. Mr. March is the husband of Ms. Morin, a Director.

Section 16(a) Beneficial Ownership Reporting Compliance

       The Company believes that, for the year ended June 30, 2009, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

       We have adopted a code of ethics that applies to our Executive Officers and Directors. A copy of the code of ethics can be found on our website at www.scientificindustries.com.


Item 11.  Executive Compensation.

       The following table summarizes all compensation paid by the Company to each of the executive officers set forth in the table for the two fiscal years ended June 30, 2009 and 2008. No other executive officer earned in excess of $100,000 in any of such fiscal periods.

       The Compensation Committee reviews and recommends to the Board of Directors the compensation to be paid to each executive officer. In making a determination, the Committee and the Board give material consideration to the Company's results of operations and financial condition, competitive factors and the Company's resources. The compensation at times includes grants of options under its stock option plan to the named executives. Each officer is employed pursuant to a long-term employment agreement, containing terms proposed by the committee and approved as reasonable by the Board of Directors. The Board is cognizant that as a relatively small company, the Company has limited resources and opportunities with respect to recruiting and retaining key executives. Accordingly, the Company has relied upon long-term employment agreements to retain qualified personnel.


                 SUMMARY COMPENSATION TABLE
_____________________________________________________________
                                                    Non-
                                                    Equity
                                                    Incentive
Name                                                Plan
and                                 Stock   Option  Comp-
Principal    Fiscal  Salary  Bonus  Awards  Awards  ensation
Position     Year    ($)     ($)    ($)     ($)     ($)
(a)          (b)     (c)     (d)    (e)     (f)     (g)
_____________________________________________________________
Helena R.    2009    125,000      0  0       0       0
Santos,      2008    120,000 10,000  0       0       0
CEO,
President,
CFO

Robert P.   2009     117,500      0  0       0       0
Nichols,    2008     115,000 10,000  0       0       0
Exec.
V. P.

Brookman    2009     112,900      0  0       0       0
P. March,   2008     110,000      0  0       0       0
Director
of Sales
and Market-
ing, and
since July
2008,
President
of
Altamira

_____________________________________________________________
               SUMMARY COMPENSATION TABLE (CONTINUED)
_____________________________________________________________
             Non-
             Qualified
             Deferred  All
Name         Comp-     Other
and          ensation  Comp-
Principal    Earnings  ensation  Total
Position     ($)       ($)       ($)
(a)          (h)       (i)       (j)
_____________________________________________________________
Helena R.    2009      2,500(1)  127,500
Santos,      2008      2,600(1)  132,600
CEO,
President,
CFO

Robert P.   2009       2,350(1)  119,850
Nichols,    2008       2,500(1)  127,500
Exec.
V. P.

Brookman    2009       4,516(1)  117,416
P. March,   2008       4,400(1)  114,400
Director
of Sales
and Market-
ing, and
since July
2008,
President
of
Altamira

_____________________________________________________________

(1)Represents the Company's matching contribution under the Company's 401(k) Plans.


       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
_____________________________________________________________
                          Option Awards
_____________________________________________________________
                        Number       Inactive
           Number       of           Plan
           of           Securities   Awards
           Securities   Under-       Number of
           Under-       lying        Securities
           lying Un-    Unexercised  Underlying   Option
           exercised    Options(#)   Unexercised  Exercise  Option
           Options(#)   Unexerci-    Unearned     Price     Expiration
Name       Exercisable  sable        Options      ($)       Date
(a)        (b)          (c)          (d)          (e)       (f)
______________________________________________________________________
Robert P.
Nichols     5,000        0           0           1.25     10/2012
______________________________________________________________________


No other executive officer had any unexercised options as of June
30, 2009 and no options had been granted to any officer during fiscal 2009.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option
Values


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
Name           (#)            ($)(1)    Unexercisable  Unexercisable(1)
________________________________________________________________________
Helena R.
Santos         5,000          3,100         0/0          -

Robert P.
Nichols        8,000          5,000     5,000/0        2,300/0
________________________________________________________________________

(1) Calculated by multiplying the number of shares of Common Stock subject to options by the difference between: (i) the market price on date of exercise, and June 30, 2009, respectively, and (ii) the exercise price.

Employment Agreements

          In July 2009, the Company entered into agreements with Ms. Helena R. Santos and Mr. Robert P. Nichols related to their employment in their current positions for the 24-month period ending December
31, 2010. Their prior employment agreements expired on December 31, 2008. The agreements provide a base salary for the 12 months ended December 31, 2009 for Ms. Santos of $130,000 and for Mr. Nichols of $120,000, plus a $5,000 bonus for each with respect to the first 12 month period. The base salary for each for the 12 months ending December 31, 2010 is to be determined by the Company's Board of Directors, but to be not less than the officer's base salary for the prior 12 month period. No other bonuses were awarded with respect to fiscal 2009. The bonuses, if any, for the 12 month period ending December 31, 2010 are also to be determined by the Board of Directors. A bonus of $10,000 had been awarded and paid to each officer in fiscal 2008.

         The employment agreements for Ms. Santos and Mr. March contain termination provisions stipulating that if the Company terminates the employment of the employee other than for death, disability, or cause (defined as (i) conviction of a felony or (ii) gross neglect or gross misconduct (including conflict of interest) in the carrying out of his or her duties under the agreement), the Company shall pay severance payments equal to one year's salary at the rate of the compensation at the time of termination, and continue to pay his or her regular benefits provided by the Company for a period of two years from termination.

      Mr. Brookman P. March is employed by Altamira pursuant to a 24-month employment agreement through November 30, 2010 which may be extended by mutual consent for an additional 12 month period but not beyond November 30, 2012. The agreement provides for an annual base salary of $115,000 for the first 12 month period, and $121,900 for the second 12 month period, with Altamira having the option to pay the $6,900 increase in base salary in stock options of the Company (subject to Mr. March's consent). The agreement also provides for a bonus in each of the two years at the discretion of Altamira's
Board of Directors. No bonuses have yet been awarded under this agreement.

       Mr. March is the husband of Grace S. Morin, a Director of the Company and of Altamira and a former principal stockholder of Altamira.

        All employment agreements contain confidentiality and non-competition covenants.

Directors' Compensation


                       DIRECTORS' COMPENSATION
                  FOR THE YEAR ENDED JUNE 30, 2009

                                          Non-
                                          Equity
            Fees                          Incentive
            Earned                        Plan
            or Paid    Stock     Option   Comp-
            in Cash    Awards    Awards   ensation
Name        ($)        ($)       ($)      ($)
(a)         (b)        (c)       (d)      (e)
_____________________________________________________________________
Arthur M.
Borden     12,000      0              0    0

Joseph G.
Cremonese  24,000      0              0    0

Joseph I.
Kesselman  12,000      0              0    0

Roger B.
Knowles    12,000      0              0    0

Grace S.
Morin       2,500      0              0    0

James S.
Segasture  12,000      0              0    0

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
Name        ($)        ($)         ($)         ($)
(a)         (f)        (g)         (h)         (i)
____________________________________________________________________

Arthur M.                 0          0         12,000
Borden

Joseph G.
Cremonese                 0        36,000(1)   60,000

Joseph I.
Kesselman                 0          0         12,000

Roger B.
Knowles                   0          0         12,000

Grace S.
Morin                     0        10,400(2)   12,900

James S.
Segasture                 0          0         12,000

____________________________________________________________________

  (1) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Item 12).

(2) Represents compensation received for her administrative services as a consultant for Altamira but does not include her compensation as a full-time employee through March 31, 2009 (See Items 12 and 13).

          The Company pays each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $1,500 and $1,000 for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Cremonese, as Chairman of the Board since February 2006, receives an additional fee of $1,000 per month. During fiscal 2009, the fees to non-employee Directors aggregated $120,900, including the consulting fees paid to Mr. Cremonese's affiliate, and since April 1, 2009, to Ms. Morin. She also received $49,200 as an administrative employee of Altamira for the nine months ended March 31, 2009.

          Pursuant to the Company's 1992 Stock Option Plan ("1992
Plan") options to purchase 3,000 shares of Common Stock at the then fair market value were granted to each non-employee director who was on the Board of Directors on the first business day of each March, in 1993, 1994, 1995, and 1996, namely Messrs. Borden, Kesselman, Knowles and Segasture. In addition, in December 1997 and through December 2002 the Board of Directors granted under the 1992 Plan annually options to purchase 4,000 shares of Common Stock to each of them exercisable at the fair market value on the date of grant. Accordingly, as of June
30, 2009, the Company had granted under the 1992 Plan to the foregoing four non-employee Directors options to purchase an aggregate of 128,000 shares of Common Stock, or options to purchase 32,000 shares of Common Stock to each. The fair market value per share of Common Stock on the dates of grant ranged from $0.50 for options granted in 1993 to $2.40 in 2002. As of June 30, 2009, options under the 1992 Plan with respect to 90,000 shares had been exercised by the Directors and with respect to 10,000 shares had expired. In addition, they had exercised options with respect to 48,000 shares granted to them prior to the adoption of the 1992 Plan.

          Under the Company's 2002 Plan, none of the Directors at the time of the adoption by the Board of Directors of the 2002 Plan (subsequently approved by stockholders) were eligible to receive option grants thereunder. Mr. Joseph G. Cremonese who was elected a Director at the 2002 Annual Meeting of Stockholders, was granted on December 1, 2003 a ten-year option to purchase 5,000 shares of Common Stock at the fair market value of $1.35 per share, on February 20, 2007 a ten-year option to purchase 5,000 shares of Common Stock at the fair market value of $3.10 per share. The options had a fair value of $10,100 of which $2,000 was recognized as expense in fiscal 2009. Neither option has been exercised to date.

Item 12.  Security Ownership of Certain Beneficial Owners and
 Management and Related
Stockholder Matters.

          The following table sets forth, as of June 30, 2009, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 70 Orville Drive, Bohemia, New York 11716.

                                       Amount and
Name                        Nature of Beneficial Ownership   % of Class
_______________________________________________________________________


Spectrum Laboratories, Inc.       124,736 (1)                    10.5%
18617 Broadwick Street
Rancho Dominquez, CA 90220

Lowell A. Kleiman                 139,581 (2)                    11.7%
16 Walnut Street
Glen Head, NY 11545

Arthur M. Borden                   56,740 (3)                     4.7%
Joseph G. Cremonese                44,597 (4)                     3.7%
Joseph I. Kesselman                64,120 (5)                     5.3%
Roger B. Knowles                    4,000 (6)                      .3%
Grace S. Morin                     82,950                         7.0%
James S. Segasture                187,250 (7)                    15.6%
Helena R. Santos                   15,779                         1.3%
Robert P. Nichols                  21,446 (8)                     1.8%
Brookman P.  March                 82,950 (9)                     7.0%

All directors and  executive
officers as a group (8 persons)   476,882 (10)                    40%

    (1) Based on information reported on Schedule 13G filed with the Securities and Exchange Commission on June 15, 2009.
    (2) Based on information reported in his Schedule 13D filed with the Securities and Exchange Commission on October 30, 2002.
    (3) Includes 12,000 shares issuable upon exercise of options.
    (4) 34,597 shares are owned jointly with his wife and 10,000 shares are issuable upon exercise of options; does not include additional 10,000 shares issuable upon exercise of options granted on September 17, 2009.
    (5) Includes 8,000 shares issuable upon exercise of options, 735 shares owned jointly with his wife, and 12,000 shares owned by his wife.
    (6) Represents shares issuable upon exercise of options.
    (7) Includes 4,000 shares issuable upon exercise of options and 493 shares owned by his wife.
    (8) Includes 5,000 shares issuable upon exercise of options.
    (9) Represents shares owned by his wife, Ms. Morin.
    (10)Includes 43,000 shares issuable upon exercise of options.

              EQUITY COMPENSATION PLAN INFORMATION

The following information with respect to Company options, warrants and rights is as of June 30, 2009.

_________________________________________________________________

                  Number of Securities
                  to be Issued Upon    Weighted-Average
                  Exercise of          Exercise Price of
                  Outstanding Options, Outstanding Options,
                  Warrants and Rights  Warrants and Rights ($)
Plan Category          (a)                 (b)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        44,501             2.09

Equity
Compensation
plans not approved
by security holders      N/A               N/A
_________________________________________________________________
Total                   44,501             2.09
_________________________________________________________________


         EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)
_________________________________________________________________

                  Number of Securities
                  Remaining Available
                  for
                  Future Issuance
                  Under
                  Equity Compensation
                  Plans (Excluding
                  Securities Reflected
                  in Column (a)
Plan Category          (c)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders      107,834

Equity
Compensation
plans not approved
by security holders      N/A
_________________________________________________________________
Total                 107,834
_________________________________________________________________


Item 13.  Certain Relationships and Related Transactions, and
Director Independence.

         Mr. Joseph G. Cremonese, who was elected a Director in November 2002, through his affiliate, Laboratory Innovation Company, Ltd., has been providing independent marketing consulting services to the Company for approximately ten years. The services have been rendered since January 1, 2003 pursuant to a consulting agreement which was amended and restated in March 2007 and extended in September 2009 through December 31, 2010. The agreement as amended and restated provides that Mr. Cremonese and his affiliate render, at the request of the Company, marketing consulting services of at least 60, but not more than 96, days per year at the rate of $600 per day with a monthly payment of $3,000, with the Company's obligation reduced to the extent the consulting services are less than 60 days for the 12 month period. The agreement contains confidentiality and non-competition covenants. During fiscal 2009, the Company paid an aggregate of $36,000 for the consulting services.

         Ms. Grace S. Morin, was elected a Director in December 2006 in connection with the sale of her 90.36% ownership interest in Altamira to the Company in November 2006. Under the purchase agreement Ms. Morin is to receive (in addition to $361,000 in cash paid and an aggregate of 112,950 shares of the Company's Common Stock issued at the time of acquisition) an amount equal to her 90.36% share of 5% of net sales of Altamira for each of five designated periods, subject to possible adjustment. The first period ran from December 1, 2006 through June 30, 2007, the second, third, and fourth periods are the 12 months ended June 30, 2008, June 30, 2009, and June 30, 2010 and the fifth period runs from July 1, 2010 to November 30, 2010. Ms. Morin received contingent consideration of $59,700 for the first period, $131,000 for the second period, and $97,000 for the third period. She also received $36,400 as an agreed upon reimbursement for the Company's treatment of the transaction as a purchase of assets for tax purposes.

         Up until March 31, 2009, Ms. Morin had been employed by Altamira as an administrative employee. Since April 1, 2009, she provides consulting services on a part-time basis pursuant to an agreement expiring March 31, 2011 at the rate of $85 per hour. The agreement contains confidentiality and non-competition covenants. During fiscal 2009, Altamira paid her $10,400 for the consulting services from April 1, 2009 to June 30, 2009 in addition to compensation as an employee for the period July 1, 2008 to March 31, 2009.


Item 14.  Principal Accountant Fees and Services.

         The Company incurred for the services of Nussbaum Yates Berg Klein & Wolpow, LLP for fiscal 2009 and fiscal 2008: audit fees of approximately $38,000 and $37,000, respectively, in connection with the audit of the Company's financial statements; $4,000 for each of fiscal 2009 and fiscal 2008 for the preparation of the Company's corporate tax returns; $9,600 and $9,000 respectively, in connection with the quarterly reviews for fiscal 2009 and fiscal 2008, respectively. In addition, the Company paid the firm $12,600 in fiscal 2008 for services rendered primarily in connection with the acquisition of Altamira Instruments, Inc. There were no other audit related fees or other fees paid to the firm.

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

                             Part IV

Item 15.  Exhibits and Financial Statement Schedule.

Financial Statements and Financial Statement Schedules. The required financial statements of the Company are attached hereto on pages F1-F24.

Exhibits. The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number    Exhibit
______________    ______________________________

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

10        Material Contracts:

10(a) Lease between Registrant and AIP Associates, predecessor-in-interest of current lessor, dated October, 1989 with respect to Company's offices and facilities in Bohemia, New York. (Filed as Exhibit 10(a) to the Company's Form 10-KSB filed on September 28, 2005 and incorporated by reference thereto).

10(a)-1 Amendment to lease between Registrant and REP A10 LLC, successor in interest of AIP Associates, dated September 1, 2004 (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on September 2, 2004, and incorporated by reference thereto).

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

10(b)-3 Employment Agreement dated July 31, 2009 by and between the Company and Ms. Santos (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on August 7, 2009, and incorporated by reference thereto).

10(c) Employment Agreement dated January 1, 2003, by and between the Company and Mr. Robert P. Nichols (Filed as Exhibit
          10A-1 to the Company's Current Report on Form 8-K filed on January 22, 2003, and incorporated by reference thereto).

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

10(c)-3 Employment Agreement dated July 31, 2009 by and between the Company and Mr. Nichols (filed as Exhibit 10A-2 to the
          Company's Current Report on Form 8-K filed on August 7,
          2009, and incorporated by reference thereto).

10(d) Consulting Agreement dated January 1, 2003 by and between the Company and Mr. Cremonese and his affiliate, Laboratory Innovation Company, Ltd., (Filed as Exhibit 10(b) to the Company's Current Report on Form 8-K filed on January 6, 2003, and incorporated by reference thereto).

10(d)-1 Amended and Restated Consulting Agreement dated March 22, 2005, by and between the Company and Mr. Cremonese and Laboratory Innovation Company, Ltd., (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on March 23, 2005, and incorporated by reference thereto).

10(d)-2   Second Amended and Restated Consulting Agreement dated
          March 15, 2007, by and between the Company and Mr.
          Cremonese and Laboratory Innovation Company Ltd., (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on March 16, 2007, and incorporated by reference thereto).

10(d)-3   Third Amended and Restated Consulting Agreement dated
          September 23, 2009, by and between the Company and Mr.
          Cremonese and Laboratory Innovation Company, Ltd.

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

10(i)-1   Employment Agreement, dated October 30, 2008, between
          Altamira Instruments, Inc. and Brookman P. March (Filed as Exhibit 10A-2 to the Company's Current Report on Form
          8-K filed on October 30, 2008, and incorporated by reference thereto).

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

10(l) Line of Credit Agreements dated October 30, 2008, by and among the Company and Capital One, N.A. (Filed as
          Exhibits 10-A1(a) through (f) to the Company's Current
          Report on Form 8-K filed on October 30, 2008, and incorporated by reference thereto).

10(m) Consulting Agreement dated April 1, 2009 by and between the Company and Grace Morin (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on April
          1, 2009, and incorporated by reference thereto).

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

          Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November
          30, 2006.

31.1      Certification of Chief Executive Officer and Chief
          Financial Officer pursuant to Section 302 of Sarbanes-
          Oxley Act of 2002.

32.1      Certification of Chief Executive Officer and Chief
          Financial Officer pursuant to Section 906 of Sarbanes-
          Oxley Act of 2002.

                        SIGNATURES

         Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SCIENTIFIC INDUSTRIES, INC.
                   ___________________________
                   (Registrant)

                    /s/ Helena R. Santos
                   ____________________________
                   Helena R. Santos
                   President, Chief Executive Officer, Treasurer
                   Chief Financial and Principal Accounting Officer





Date:  September 24, 2009

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name                         Title                      Date
____                         _____                      ____

/s/ Arthur M. Borden       Director                 September 24, 2009
Arthur M. Borden

/s/ Joseph G. Cremonese    Chairman of the Board    September 24, 2009
Joseph G. Cremonese

/s/ Joseph I. Kesselman    Director                 September 24, 2009
Joseph I. Kesselman

/s/ Roger B. Knowles       Director                 September 24, 2009
Roger B. Knowles

/s/ Grace S. Morin         Director                 September 24, 2009
Grace S. Morin

/s/ James S. Segasture     Director                 September 24, 2009
James S. Segasture

________________________________________________________________________










	          SCIENTIFIC INDUSTRIES, INC.
	             AND SUBSIDIARIES

	      YEARS ENDED JUNE 30, 2009 AND 2008

	      FINANCIAL STATEMENTS AND REPORT OF
	INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	    YEARS ENDED JUNE 30, 2009 AND 2008






	                                                     Page
                                                           ____

Report of independent registered public accounting firm     F-1


Consolidated financial statements:

	Balance sheets                                       F-2

	Statements of income                                 F-3

	Statements of shareholders' equity                   F-4

	Statements of cash flows                             F-5

	Notes to financial statements	                   F-6 - F-24

     Report of Independent Registered Public Accounting Firm
     _______________________________________________________




Board of Directors and Shareholders
Scientific Industries, Inc. and Subsidiaries
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United
States of America.


/s/ Nussbaum Yates Berg Klein & Wolpow, LLP
___________________________________________

Nussbaum Yates Berg Klein & Wolpow, LLP
Melville, New York


September 24, 2009

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2009 AND 2008

                         ASSETS

                                              2009         2008
                                           __________   __________
Current assets:
  Cash and cash equivalents                $  738,400   $1,065,500
  Investment securities                       605,500      682,400
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $11,600 in 2009 and 2008               806,700      454,800
  Inventories                               1,598,000    1,521,400
  Prepaid and other current assets             91,600       84,700
  Deferred taxes                               63,400       31,400
                                           ----------   ----------
        Total current assets                3,903,600    3,840,200

Property and equipment, net                   241,200      247,400

Intangible assets, net                        330,900      454,600

Goodwill                                      265,400      158,400

Other                                          25,700       46,000

Deferred taxes                                 64,200       30,200
                                           ----------   ----------
        Total assets                       $4,831,000   $4,776,800
                                           ==========   ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $  137,400   $  241,800
  Customer advances                           359,600      379,300
  Accrued expenses and taxes                  423,500      442,900
                                           ----------   ----------
        Total current liabilities             920,500    1,064,000
                                           ----------   ----------
Shareholders' equity:
  Common stock, $.05 par value;
    authorized 7,000,000 shares; issued
    1,212,379 and 1,201,154 shares in
    2009 and 2008                             60,600        60,000
  Additional paid-in capital               1,514,300     1,507,000
  Accumulated other comprehensive loss,
    unrealized holding loss on investment
    securities                               (79,600)      (44,400)
  Retained earnings                        2,467,600     2,242,600
                                           ---------     ---------
                                           3,962,900     3,765,200
  Less common stock held in treasury
    at cost, 19,802 shares                    52,400        52,400
                                           ---------     ---------
         Total shareholders' equity        3,910,500     3,712,800
                                           ---------     ---------
         Total liabilities and
           shareholders' equity           $4,831,000    $4,776,800
                                          ==========    ==========

         See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	         CONSOLIDATED STATEMENTS OF INCOME

	        YEARS ENDED JUNE 30, 2009 AND 2008

                                              2009         2008
                                          ___________   ___________

Net sales                                 $ 5,989,100   $ 6,669,400

Cost of sales                               3,795,400     4,266,400
                                          -----------   -----------

Gross profit                                2,193,700     2,403,000
                                          -----------   -----------
Operating expenses:
  General and administrative                  909,400       975,700
  Selling                                     435,500       552,200
  Research and development                    452,600       394,600
                                          -----------   -----------

                                            1,797,500     1,922,500
                                          -----------   -----------

Income from operations                        396,200       480,500
                                          -----------   -----------

Other income:
  Interest income                              26,100        51,900
  Other income (expense), net                 (18,400)       12,100
                                          -----------   -----------

                                                7,700        64,000
                                          -----------   -----------

Income before income taxes                    403,900       544,500
                                          -----------   -----------

Income tax expense (benefit):
  Current                                     141,100       196,600
  Deferred                                    (56,700)      (43,600)
                                          -----------   -----------

                                               84,400       153,000
                                          -----------   -----------

Net income                                $   319,500   $   391,500
                                          ===========   ===========

Basic earnings per common share           $	  .27   $       .34
                                          ===========   ===========

Diluted earnings per common share         $	  .26   $       .32
                                          ===========   ===========


Weighted average common shares
  outstanding                               1,184,884     1,159,494
                                          ===========   ===========

Weighted average common shares outstanding,
    assuming dilution                       1,209,910     1,206,236
                                          ===========   ===========

          See notes to consolidated financial statements.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	         YEARS ENDED JUNE 30, 2009 AND 2008



                            Common Stock     Additional  Accumulated
                            ______________   Paid-in     Other Compr-
                            Shares  Amount   Capital     ehensive Loss
                           _______  _______  __________  _____________

Balance, July 1, 2007    1,165,154  $58,200  $1,428,900  $  ( 9,900)

Net income                     -        -          -           -

Other comprehensive loss:
 Unrealized holding loss
  on investment securities,
  net of tax                   -        -          -        (34,500)

Comprehensive income           -        -          -           -

Exercise of stock options   36,000    1,800      61,100        -

Stock-based compensation      -         -         3,000        -

Income tax benefit of
 stock options exercised      -         -        14,000        -

Cash dividend paid, $.07
 per share                    -         -          -           -
                          _________  ______   _________  ___________
Balance, June 30, 2008    1,201,154  60,000   1,507,000     (44,400)

Net income                     -        -          -           -

Other comprehensive loss:
 Unrealized holding loss
  on investment securities,
  net of tax                   -        -          -        (35,200)

Comprehensive income           -        -          -           -

Exercise of stock options   11,225       600      2,700        -

Stock-based compensation      -         -         2,600        -

Income tax benefit of
 stock options exercised      -         -         2,000        -

Cash dividend paid, $.08
 per share                    -         -          -           -
                          _________  _______   __________  ___________
Balance, June 30, 2009    1,212,379  $60,600   $1,514,300  $  (79,600)
                          =========  =======   ==========  ===========

          See notes to consolidated financial statements.



           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

	         YEARS ENDED JUNE 30, 2009 AND 2008


                          Retained      Treasury Stock  Shareholders'
                                        ______________
                          Earnings      Shares  Amount  Equity
                          ________      ______  ______  ____________
Balance, July 1, 2007    $1,931,300     19,802  $52,400 $3,356,100
                                                        __________
Net income                  391,500       -        -       391,500

Other comprehensive loss:
 Unrealized holding loss
  on investment securities,     -          -        -      ( 34,500)
  net of tax                                            ____________

Comprehensive income           -          -        -       357,000
                                                        ____________
Exercise of stock options      -          -        -        62,900

Stock-based compensation       -          -        -         3,000

Income tax benefit of stock
  options exercised            -          -        -        14,000

Cash dividend paid, $.07
 per share                  (80,200)      -        -       (80,200)
                         __________   _______   _______  ___________
Balance, June 30, 2008    2,242,600    19,802    52,400  3,712,800

Net income                  319,500       -        -       319,500

Other comprehensive loss:
 Unrealized holding loss
  on investment securities,
  net of tax                   -          -        -      ( 35,200)
                                                        ____________
Comprehensive income           -          -        -       284,300
                                                        ____________
Exercise of stock options      -          -        -         3,300

Stock-based compensation       -          -        -         2,600

Income tax benefit of stock
  options exercised            -          -        -         2,000

Cash dividend paid, $.08
 per share                  (94,500)      -        -       (94,500)
                         __________   _______   _______  ____________
Balance, June 30, 2009   $2,467,600    19,802   $52,400  $3,910,500
                         ==========   =======   =======  ============

          See notes to consolidated financial statements.

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	            CONSOLIDATED STATEMENTS OF CASH FLOWS

	             YEARS ENDED JUNE 30, 2009 AND 2008


                                                 2009        2008
                                              ---------    ---------
Operating activities:
  Net income                                  $ 319,500    $ 391,500
                                              ---------    ---------
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization              205,500      213,500
     Deferred income tax benefit               ( 56,700)    ( 43,600)
     Income tax benefit of stock options
       exercised                                  2,000       14,000
     Stock-based compensation                     2,600        3,000
     Changes in assets and liabilities:
         Trade accounts receivable             (351,900)     296,000
         Inventories                           ( 76,600)    (231,800)
         Prepaid and other current assets      (  6,900)    ( 23,500)
         Other assets                            20,300     (    300)
         Accounts payable                      (104,400)       9,900
         Customer advances                     ( 19,700)     231,700
         Accrued expenses and taxes              18,500        6,800
                                               ---------    ---------
           Total adjustments                   (367,300)     475,700
                                               ---------    ---------
           Net cash provided by (used in)
            operating ctivities                ( 47,800)     867,200
                                               ---------    ---------
Investing activities:
  Additional consideration for acquisition
   of Altamira Instruments, Inc.               (144,900)    (102,800)
  Purchase of investment securities,
    available for sale                          (17,600)    ( 23,800)
  Redemption of investment securities,
    available for sale                           50,000       25,000
  Capital expenditures                          (66,600)    ( 66,400)
  Purchase of intangible assets                 ( 9,000)    (  5,100)
                                               ---------    ---------
           Net cash used in investing
            activities                         (188,100)    (173,100)
                                               ---------    ---------
Financing activities:
  Proceeds from exercise of stock options         3,300       62,900
  Cash dividend paid                            (94,500)    ( 80,200)
  Proceeds from line of credit                   50,000         -
  Repayments of line of credit                  (50,000)        -
                                               ---------    ---------
           Net cash used in financing
             activities                        ( 91,200)    ( 17,300)
                                               ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                              (327,100)     676,800

Cash and cash equivalents, beginning of year  1,065,500      388,700
                                             -----------  -----------
Cash and cash equivalents, end of year       $  738,400   $1,065,500
                                             ===========  ===========

Supplemental disclosures of cash flow information:
  Cash paid for income taxes                  $ 125,000   $  120,500
                                              ==========  ===========


        See notes to consolidated financial statements.

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED JUNE 30, 2009 AND 2008



1.	Summary of Significant Accounting Policies

	Nature of Operations

Scientific Industries, Inc. and its subsidiaries (the "Company") design, manufacture, and market a variety of benchtop laboratory equipment and catalyst research instruments. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment for research and another location in Pittsburgh, Pennsylvania, where it produces a variety of custom-made catalyst research instruments. The equipment sold by the Company includes mixers, shakers, stirrers, refrigerated incubators, catalyst characterization instruments, reactor systems and high throughput systems.

	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging
Industries, Inc., an inactive wholly-owned subsidiary, and Altamira Instruments, Inc. ("Altamira"), a Delaware corporation and wholly-owned subsidiary (all collectively referred to as the "Company").
All material intercompany balances and transactions have been eliminated.

	Revenue Recognition

	Revenue is recognized when all the following criteria are met:

o Receipt of a written purchase order agreement which is binding on the customer.
o     Goods are shipped and title passes.
o     Prices are fixed.
o     Collectibility is reasonably assured.
o All material obligations under the agreement have been substantially performed.

Substantially all orders are F.O.B. shipping point, all sales are final without right of return or payment contingencies, and there are no special sales arrangements or agreements with any customers.

	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The Company's bank has announced that it has elected to participate in this program.

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008



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

	Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided for primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized by the straight-line method over the term of the related lease or the estimated useful lives of the assets, whichever is shorter.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008



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

	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill annually as of June 30, the last day of our fourth fiscal quarter, of each year unless an event occurs that would cause us to believe the value is impaired at an interim date.

	Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").
SFAS 144 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008



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

	Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $29,400 and $21,100 for the years ended
June 30, 2009 and 2008.

	Stock Compensation Plan

The Company has a ten-year stock option plan (the "2002 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus to the extent that options previously granted under the 1992 Stock Option Plan of the Company (the "Prior Plan") expire or terminate for any reason without having been exercised, then options exercisable for that same number of shares of Common Stock, up to a maximum of one hundred sixty one thousand (161,000) shares, may be granted pursuant to the 2002 Plan The 2002 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2002 Plan and options under the 2002
Plan may be granted until 2012. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options are to be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The 2002 Plan also stipulates that none of the then members of the Board of Directors shall be eligible to receive option grants under the 2002 Plan. The options expire at various dates through September 2018. At June 30, 2009, 107,834 shares of Common Stock were available for grant under the 2002 Plan and the Prior Plan.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008

1.	Summary of Significant Accounting Policies (Continued)

	Stock Compensation Plan (Continued)

Stock-based compensation is accounted for using SFAS No. 123R "Share-Based Payment" which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the year ended June 30, 2009, the Company granted 1,500 options that had a fair value of $2,500 to an employee. There were no options granted during the year ended June 30, 2008. The fair value of the options granted during fiscal year 2009 was determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used were an expected life of 10 years; risk free interest rate of 3.92%; volatility of 55%; and dividend yield of 2.28%. The weighted-average value of the options granted in 2009 was $1.68 and stock-based compensation costs were $2,600 and $3,000 for the year ended June 30, 2009 and 2008, respectively. Stock-based compensation costs related to nonvested awards are $1,900 to be recognized in the future.

The Company did not grant any options or warrants as compensation for goods or services to non-employees for the years ended June
30, 2009 and 2008.

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

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008

1.	Summary of Significant Accounting Policies (Continued)

	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS No. 168"), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretative releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective in the first fiscal quarter of fiscal year 2010 and is not expected to have a material impact on the Company's results of operations, cash flows or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. The Company adopted SFAS No. 165 in the fourth quarter of fiscal 2009; this adoption did not have any impact on the Company's financial condition, results of operations or cash flows. The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, September 24, 2009.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This Staff Position amends FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments at interim reporting periods. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 provided FSP
No. FAS 115-2 and FAS 124-2 are also early adopted. The Company will adopt FSP No. FAS 107-1 in its first quarter of fiscal
2010 and does not believe it will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"
("FSP FAS 141(R)-1").  FSP FAS 141(R)-1 amends and clarifies SFAS
No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)") to address the application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on or after the beginning of the first annual reporting on or after December
15, 2008. The Company will apply FSP FAS 141(R) -1 to any future acquisitions that close after July 1, 2009.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008

1.	Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"
("FSP FAS 115-2 and FAS 124-2").  The objective of FSP FAS 115-2 and
FAS 124-2 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 in the fourth quarter of fiscal year 2009 and the adoption of this standard did not have a material impact on the Company's results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This pronouncement amends SFAS No. 142, regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjust for entity specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity's intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

In December 2007, FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements- and amendment to ARD No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 31, 2008. SFAS No. 160 will be effective for the Company on or after July 1, 2009. The application of SFAS No. 160 is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008



1.	Summary of Significant Accounting Policies (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007),
("SFAS 141R"), "Business Combinations," which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, however, includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141R will be dependent on the extent and nature of any further acquisitions.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115" (SFAS No. 159"). This statement provides a fair value option election that allows companies to irrevocably elect fair as the initial and subsequent measurement attribute for certain financial assets and liabilities, which changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS No. 159 became effective for the Company beginning on July 1, 2008. The Company has not applied the elective provisions of SFAS No. 159.

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

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008


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

As of June 30, 2009 and 2008, the adjusted aggregate purchase price was allocated to assets acquired and liabilities assumed as follows:


                              2009                2008
                         ___________          ___________

Current assets           $   734,000          $   734,000
Property and equipment       140,300              140,300
Non-current assets            25,100               25,100
Goodwill                     265,400              158,400
Other intangible assets      639,000*             639,000*
Current liabilities         (561,900)            (561,900)
                        ------------         ------------
Net purchase price      $  1,241,900         $  1,134,900
                        ============         ============

*Of the $639,000 of other intangible assets, $237,000 was allocated to customer relationships with an estimated useful life of 10 years, $300,000 was allocated to technology including trade names and trademarks with a useful life of 5 years, and $102,000 was allocated to a non-compete agreement with an estimated useful life of 5 years. The amount allocated to the customer relationships is being amortized on an accelerated (declining balance) method and the other intangibles are being amortized on a straight-line basis.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008

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

Segment information is reported as follows:


                       Benchtop     Catalyst    Corporate
                       Laboratory   Research    and
                       Equipment    Instruments Other     Consolidated
                       __________   ___________ _________ ____________

June 30, 2009:

  Net Sales            $3,848,400  $2,140,700  $    -     $5,989,100

  Foreign Sales         2,229,000     463,900       -      2,692,900

  Segment Profit          429,900   (  33,700)      -        396,200

  Segment Assets        2,199,700   1,632,800    998,500   4,831,000

  Long-Lived Assets
    Expenditures           41,100      25,500       -         66,600

  Depreciation and
    Amortization           58,700     146,800       -        205,500




                       Benchtop     Catalyst    Corporate
                       Laboratory   Research    and
                       Equipment    Instruments Other     Consolidated
                       __________   ___________ _________ ____________

June 30, 2008:

  Net Sales            $3,770,500  $2,898,900  $    -     $6,669,400

  Foreign Sales         1,925,900   1,484,300       -      3,410,200

  Segment Profit          350,600     193,900       -        544,500

  Segment Assets        2,845,100   1,029,300    902,400   4,776,800

  Long-Lived Assets
    Expenditures           57,000       9,400       -         66,400

  Depreciation and
    Amortization           54,700     158,800       -        213,500

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008


3.	Segment Information and Concentrations (Continued)

Certain information relating to the Company's export sales and principal customers follows:

	                                           2009        2008
                                            ___________  ___________

Export sales (principally Europe and Asia) $ 2,692,900 $ 3,410,200 Customers in excess of 10% of net sales:
  Largest in 2008 (a)                              -         755,800

  (a)	Accounts receivable from the customer amounted to approximately
8% of total accounts receivable at June 30, 2008.

The Company purchased approximately 11% and 24% of inventory from one supplier for the years ended June 30, 2009 and 2008.

4.	Fair Value of Financial Instruments

SFAS No. 157, "Fair Value Measurements" defines the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are described below:

	Level 1	Inputs that are based upon unadjusted quoted prices
for identical instruments traded in active markets.

	Level 2	Quoted prices in markets that are not considered to
be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

	Level 3	Prices or valuation that require inputs that are
both significant to the fair value measurement and unobservable.

	The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2009 according to the valuation techniques the Company used to determine their fair values:

                                    Fair Value Measurements Using Inputs
                                              Considered as

                            Fair Value at
                            June 30, 2009   Level 1    Level 2  Level 3
                            _____________ __________  _______  ________
Cash and cash equivalents     $  738,400  $  738,400  $   -    $   -
Available for sale securities    605,500     605,500      -        -
                              ----------  ----------  -------  --------
Total                         $1,343,900  $1,343,900  $   -    $   -
                              ==========  ==========  =======  ========

      SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008



4.	Fair Value of Financial Instruments

Investments in marketable securities classified as available-for-sale by security type at June 30, 2009 and 2008 consisted of the following:



                                                             Unrealized
                                               	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________ ____________

At June 30, 2009:

       Available for sale:
        Equity securities           $    6,200   $   8,900  $   2,700
        Mutual funds                   678,900     596,600    (82,300)
                                    __________   _________  __________
                                    $  685,100   $ 605,500  $ (79,600)
                                    ==========   =========  ==========

                                                             Unrealized
                                               	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________ ____________

At June 30, 2008:

       Available for sale:
        Equity securities           $    7,800   $  10,200  $   2,400
        Mutual funds                   669,000     622,200    (46,800)
        Callable bonds                  50,000      50,000       -
                                    __________   _________  __________
                                    $  726,800   $ 682,400  $ (44,400)
                                    ==========   =========  ==========

5.    Inventories

                                               2009        2008
                                           __________   __________

      Raw Materials                        $1,068,500   $1,037,900
      Work-in-process                         321,000      288,600
      Finished goods                          208,500      194,900
                                           __________   __________
                                           $1,598,000   $1,521,400
                                           ==========   ==========

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008


6.	Property and Equipment

                      Useful Lives
                         (Years)              2009          2008
                       ____________        __________   __________

Automobiles                  5              $  21,000    $    -
Computer equipment          3-5               119,100      134,100
Machinery and equipment	    3-7               483,400      472,600
Furniture and fixtures	    4-10              162,900      163,500
Leasehold improvements	    3-5                64,100       64,100
                                            _________    _________
                                              850,500      834,300
Less accumulated depreciation
  and amortization                            609,300      586,900
                                            _________    _________
                                            $ 241,200    $ 247,400
                                            =========    =========

Depreciation expense was $72,900 and $66,100 for the years ended
June 30, 2009 and 2008, respectively.

7.	Goodwill and Other Intangible Assets

In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to positive goodwill of $265,400 and $158,400 at June 30, 2009 and 2008, all of
which is deductible for tax purposes. The related agreement provides for contingent payments to the former shareholders based on net sales of the Catalyst Research Instrument Operations subject to certain limits, which are expected to be earned and paid. Additional consideration amounted to approximately $107,000 and $145,000 for the years ended June 30, 2009 and 2008, respectively.

The components of intangible assets are as follows:

                         Useful             Accumulated
                         Lives    Cost      Amortization   Net
                         ______   ________  ____________   ____________

At June 30, 2009:

  Technology              5 yrs.  $300,000  $ 155,000      $ 145,000
  Customer relationships 10 yrs.   237,000    129,200        107,800
  Non-compete agreement   5 yrs.   102,000     52,700         49,300
  Other intangible assets 5 yrs.   124,400     95,600         28,800
                                  ________  _________      _________
                                  $763,400  $ 432,500      $ 330,900
                                  ========  =========      =========

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008

7.	Goodwill and Other Intangible Assets (Continued)


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
                                  ========  =========      =========

Total amortization expense was $132,600 and $147,400 in 2009 and 2008.

Estimated future intangible assets amortization expense is as follows:


Fiscal Years
_____________

    2010                         $  121,400
    2011                            109,500
    2012                             52,600
    2013                             13,000
    2014                              9,300
Thereafter                           25,100
                                -----------
                                $   330,900
                                ===========

8.	Bank Line of Credit

The Company has a line of credit with Capital One Bank, N.A. (the "Bank"), which provides for maximum borrowings of up to $500,000. Interest is charged at the Bank's prime rate. The Company borrowed and repaid $50,000 under this line of credit during the year ended June 30, 2009. The Company did not utilize a previous line of credit during the fiscal year ended June 30, 2008. The line of credit is collateralized by the Company's assets to the extent borrowed and outstanding and any outstanding amounts are due and payable on November 1, 2009.

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008


9.	Employee Benefit Plans

The Company has 401(k) profit sharing plans covering its employees, which provide for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. One plan provides for company matching of 50% of each Benchtop Laboratory Equipment Operations participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation, while the second plan provides for matching the Altamira employee contributions up to 4% of their compensation. Total employer matching contributions amounted to $29,300 and $26,800 for the years ended June 30, 2009 and 2008, respectively.

10.	Commitments and Contingencies

The Company is obligated through January 2015 under a noncancelable operating lease, which was renewed during 2008, for its Bohemia, New York premises, which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a straight-line basis, is approximately $209,400 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $225,300 in 2009 and $208,600 in 2008. Accrued rent, payable in future years, amounted to $58,400 and $42,900 at June 30, 2009 and 2008. Commencing August 2008, the Company has a sublease agreement through August 2012 for a portion of its warehouse space at an annual sublease income of approximately $16,200.

The Company is also obligated under an operating lease for its facility in Pittsburgh, Pennsylvania. The lease, which commenced on August 1, 2006, has a term of five years through July 31, 2011, subject to early termination upon 180 day notice. The lease requires monthly minimum rental payments of $4,500 for the first two years and $4,700 monthly thereafter, with a Company option to renew for an additional five years. Total rental expense for the Pittsburgh facility was $54,000 in each of 2009 and 2008. There are no other significant expenses related to this lease.

The Company's approximate future minimum rental payments under all leases are as follows:

                     Bohemia
                   Facility(net
                   of sublease      Pittsburgh
Fiscal Years         income)         Facility             Total
____________      _____________     __________        _____________

   2010           $   187,900       $  56,400         $   244,300
   2011               191,900          56,400             248,300
   2012               199,600           4,700             204,300
   2013               222,900            -                222,900
   2014               234,800            -                234,800
Thereafter            140,100            -                140,100
                  ------------      ----------        ------------
                  $ 1,177,200       $ 117,500         $ 1,294,700
                  ============      ==========        ============

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008

10.	Commitments and Contingencies (Continued)

The Company has employment contracts with its President and Executive Vice President for the twenty-four month period ending December 31, 2010, providing for annual base salaries of $130,000 and $120,000, respectively, for the first twelve month period. Each contract provides for a performance bonus for the first twelve month period of $5,000. The base salary for each contract for the second twelve month period of the term is to be determined by the Company's Board of Directors, but not less than the base salary for the first twelve month period. The bonus, if any, for the second twelve month period is also to be determined by the Board of Directors. There were no bonuses paid during the fiscal year ended June 30, 2009 and a bonus of $10,000 was paid to each officer during the fiscal year ended
June 30, 2008.

The Company has an employment contract with the President of Altamira for the two years ending November 30, 2010 which may be extended by mutual consent for an additional year but not beyond November 30, 2012. The contract provides for an annual base salary of $115,000 during the first twelve month period, and $121,900 for the second twelve month period, plus discretionary bonuses for each of the two years. The Company has the option to pay, with the employee's consent, the increase in base salary for the second twelve month period in cash or stock options.

The Company has a consulting agreement which expires on December 31, 2010 with an affiliate of a member of its Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,000 for a certain number of consulting days as defined in the agreement. Consulting expense related to this agreement amounted to $36,000 for each of the years ended June 30, 2009 and 2008.

During the fiscal year ended June 30, 2009, the Company entered into a two year consulting agreement for the two year period ending March 31, 2011 with a member of its Board of Directors for administrative services. The agreement provides that the consultant will be paid at the rate of $85 per hour. Consulting expense related to this agreement amounted to $10,400 for the fiscal year ended June 30, 2009.

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008




11.	Income Taxes

Income taxes for 2009 and 2008 were different from the amounts computed by applying the Federal income tax rate to the income before income taxes due to the following:

                                         2009                2008
                                 __________________  _________________

                                            % of                % of
                                            Pre-tax             Pre-tax
                                   Amount   Income     Amount   Income
                                 _________  _______  _________  _______

Computed "expected" income tax   $141,400    35.0%    $190,600   35.0%
Research and development
  credits                        ( 21,200)   (5.2)     (15,000)  (2.8)
State income taxes, net of
  Federal effect                     -         -        12,500    2.3
Other, net                        (35,800)   (8.9)     (35,100)  (6.4)
                                 _________  _______  __________  ______
Actual income taxes              $ 84,400    20.9%    $153,000   28.1%
                                 =========  =======  ==========  ======

Deferred tax assets and liabilities consist of the following:


                                             2009         2008
                                         __________   __________
Deferred tax assets:
  Amortization of intangibles            $  99,000    $  73,000
  Rent accrual                              22,200       16,300
  Other                                     63,400       31,300
                                         _________    _________
                                           184,600      120,600

Deferred tax liability:
  Depreciation of property
    and amortization of goodwill           (57,000)     (59,000)
                                         __________   __________
Net deferred tax assets                  $ 127,600    $  61,600
                                         ==========   ==========

The breakdown between current and long-term deferred tax assets and liabilities is as follows:

                                             2009         2008
                                         __________   __________

Current deferred tax assets              $  63,400    $  31,400
                                         _________    _________
Long-term deferred tax assets              121,200       89,200
Long-term deferred tax liabilities         (57,000)     (59,000)
                                         __________   __________
Net long-term deferred tax asset            64,200       30,200
                                         __________   __________

Net deferred tax assets                  $ 127,600    $  61,600
                                         ==========   ==========

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008



11.	Income Taxes (Continued)

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have an effect on the results of operations, financial condition or liquidity. As of June 30, 2009, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company's policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2006 through 2008. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

12.	Stock Options

Option activity is summarized as follows:

                                     Fiscal 2009        Fiscal 2008
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year   64,001  $  1.60  104,001   $  1.62
  Granted                           1,500     3.27     -          -
  Exercised                       (17,000)     .84  (36,000)     1.75
  Forfeited                       ( 4,000)    1.88  ( 4,000)      .84
                                  ________          ________
Outstanding, end of year           44,501     1.90   64,001      1.60
                                  ________ _______  ________  ________
Options exercisable at year-end    43,000  $  1.88   62,501   $  1.57
                                  ________ _______  ________  ________
Weighted average fair value per
  share of options granted
  during fiscal 2009 and 2008              $  3.27              not
                                           =======           applicable

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2009 AND 2008



12.	Stock Options (Continued)



            As of June 30, 2009                    As of June 30, 2009
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$2.40-$3.27  22,500       4.04         $  2.61      21,000     $  2.57

$.83-$1.33   22,001       2.40            1.22      22,000        1.22
            ________                               ________
             44,501                                 43,000
            ________                               ________


            As of June 30, 2008                    As of June 30, 2008
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.88-$3.10  25,000       4.00         $  2.46      23,500     $  2.41

$.83-$1.33   39,001       2.37            1.06      39,001        1.06
            ________                               ________
             64,001                                 62,501
            ________                               ________

13.  Earnings Per Common Share

Earnings per common share data was computed as follows:


                                            2009         2008
                                         __________   __________
Net income                               $  319,500   $  391,500
                                         __________   __________
Weighted average common shares
  outstanding                             1,184,884    1,159,494
Effect of dilutive securities                25,026       46,742
                                         __________   __________
Weighted average dilutive common
  shares outstanding                      1,209,910    1,206,236
                                         __________   __________

Basic earnings per common share          $      .27   $      .34
                                         ==========   ==========
Diluted earnings per common share        $      .26   $      .32
                                         ==========   ==========

Approximately 6,500 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the year ended June 30, 2009, because the effect would be anti-dilutive as the exercise price for such shares was greater than the average fair market value during the year.