Form 10-Q
period 2009-09-30
SCIENTIFIC INDUSTRIES INC
filed 2009-11-16
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2009

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                              ___________  ___________

Commission File Number:  0-6658

                  SCIENTIFIC INDUSTRIES, INC.
____________________________________________________________________
   (Exact name of registrant as specified in its charter)

       Delaware                              04-2217279
____________________________    ____________________________________
(State or other jurisdiction    (IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                    11716
________________________________________      ______________________
(Address of principal executive offices)             (Zip Code)

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

  Large accelerated filer            Accelerated Filer
                         ______                       _______

  Non-accelerated filer              Smaller reporting company   X
                         ______                               _______
  (Do not check if a smaller
    reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes    X No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of November 6, 2009 was 1,196,577 shares.

                             CONTENTS
                                                             Page
                                                             ----

PART I -  FINANCIAL INFORMATION

ITEM 1    CONDENSED CONSOLIDATED FINACIAL STATEMENTS (UNAUDITED)


     Condensed Consolidated Balance Sheets                     1

     Condensed Consolidated Statements of Operations           2

     Condesned Consolidated Statements of Cash Flows           3

     Notes to Condensed Consolidated Financial Statements      4

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS                                          11

ITEM 4    CONTROLS AND PROCEDURES                             13

PART II - OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                    14

SIGNATURE                                                     15

EXHIBITS                                                      16

                     PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                         September 30,       June 30,
                                             2009              2009
                                         -------------      ---------
Current Assets:                           (Unaudited)

 Cash and cash equivalents               $  654,500         $  738,400
 Investment securities                      638,700            605,500
 Trade accounts receivable, net             621,100            806,700
 Inventories                              1,974,100          1,598,000
 Prepaid expenses and other current assets   50,300             91,600
 Deferred taxes                              71,200             63,400
                                         ----------         ----------
 Total current assets                     4,009,900          3,903,600

 Property and equipment at cost, net        228,200            241,200

 Intangible assets, net                     300,200            330,900

 Goodwill                                   277,000            265,400

 Other assets                                25,700             25,700

 Deferred taxes                              71,500             64,200
                                         ----------        -----------
        Total assets                     $4,912,500         $4,831,000
                                         ==========        ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

 Accounts payable                        $  131,500        $   137,400
 Customer advances                          541,700            359,600
 Accrued expenses and taxes                 243,100            423,500
 Dividends payable                           71,800               -
                                         ----------        -----------

        Total current liabilities           988,100            920,500
                                         ----------        -----------
Shareholders' Equity:
  Common stock, $.05 par value; authorized
   7,000,000 shares; 1,216,379 and 1,212,379
   issued and outstanding at September 30,
   2009 and June 30, 2009                    60,800             60,600
  Additional paid-in capital              1,520,200          1,514,300
  Accumulated other comprehensive loss  (    43,500)        (   79,600)
  Retained earnings                       2,439,300          2,467,600
                                        ------------        -----------
                                          3,976,800          3,962,900
  Less common stock held in treasury,
   at cost, 19,802 shares                    52,400             52,400
                                        ------------        -----------
        Total shareholders' equity        3,924,400          3,910,500
                                        ------------        -----------
        Total liabilities and
        shareholders' equity           $  4,912,500         $4,831,000
                                       ============         ===========


     See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                             For the Three Month
                                                Periods Ended
                                                 September 30,
                                           --------------------------
                                              2009            2008
                                           ----------      ----------

Net sales                                  $1,244,000      $  972,300
Cost of goods sold                            708,200         637,200
                                           ----------      ----------
Gross profit                                  535,800         335,100
                                           ----------      ----------
Operating Expenses:
 General & administrative                     229,600         245,600
 Selling                                      142,200         114,200
 Research & development                       108,500          96,600
                                           ----------      ----------
                                              480,300         456,400
                                           ----------      ----------

Income (loss) from operations                  55,500     (   121,300)

Interest & other income, net                    4,100          11,200
                                           ----------     ------------
Income (loss) before income taxes              59,600     (   110,100)
                                           ----------     ------------
Income tax expense (benefit):
 Current                                       24,500     (    21,700)
 Deferred                                  (    8,400)    (    10,300)
                                           -----------    ------------
                                               16,100     (    32,000)
                                           -----------    ------------
Net income (loss)                          $   43,500     ($   78,100)
                                           ==========     ============


Basic earnings (loss) per common
 share                                        $  .04        ($  .07)

Diluted earnings (loss) per common
 share                                        $  .04        ($  .07)

Cash dividends declared
 per common share                             $  .06         $  .08




  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                      For the Three Month Periods Ended
                                       Sept. 30, 2009  Sept. 30, 2008
                                       --------------  --------------
Operating activities:
 Net income (loss)                       $   43,500     ($  78,100)
                                         -----------    -----------
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization            51,700         52,800
    Deferred income taxes               (     8,400)    (   10,300)
     Income tax benefit of stock options
     exercised                                  400            -
    Stock-based compensation                    400            700
    Changes in assets and liabilities:
     Accounts receivable                    185,600          6,700
     Inventories                          ( 376,100)    (  339,900)
     Prepaid expenses and other
      current assets                         41,300         22,300
     Accounts payable                     (   5,900)    (   54,300)
     Customer advances                      182,100     (   21,800)
     Accrued expenses and taxes           (  84,900)    (   90,200)
                                         -----------   ------------
    Total adjustments                     (  13,800)    (  434,000)
                                         -----------   ------------
     Net cash provided by (used in)
      operating activities                   29,700     (  512,100)
                                         -----------   ------------
Investing activities:
 Additional consideration for acquisition
  of Altamira Instruments, Inc.           ( 107,000)    (  144,900)
  Purchase of investment securities,
    available-for-sale                    (   3,800)    (    3,600)
  Capital expenditures                    (   6,600)    (    5,700)
  Purchases of intangible assets          (   1,500)    (    3,400)
                                         -----------   ------------
     Net cash used in investing
     activities                           ( 118,900)    (  157,600)
                                         -----------   ------------
Financing activities,
 proceeds from exercise of stock options      5,300           -
                                         -----------   ------------
Net decrease in cash and cash
 equivalents                              (  83,900)    (  669,700)
Cash and cash equivalents,
 beginning of period                        738,400      1,065,500
                                         -----------   ------------
Cash and cash equivalents, end of
 period                                   $ 654,500    $   395,800
                                         ===========    ===========

Supplemental disclosures:

Cash paid during the period for:
 Income Taxes                             $ 116,800    $   75,000


  See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2009. The results for the three months ended September 30, 2009, are not necessarily an indication of the results of the full fiscal year ending June 30, 2010.

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

2.  Recent Accounting Pronouncements

    In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") which became the single source of authoritative, nongovernmental GAAP in the United States, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are additional sources of authoritative GAAP for SEC registrants. The Codification did not change GAAP, but it introduced a new indexing structure for GAAP literature that is organized by topic in an online research system. Adoption of the Codification in the three month period ended September 30, 2009 had no impact on the Company's condensed consolidated financial statements.

    In May 2009, the FASB issued new accounting guidance which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new accounting guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company's adoption of this accounting guidance had no impact on its consolidated financial statements. The Company evaluated subsequent events through November 16, 2009, the date this Quarterly Report on Form 10-Q was filed.

    In April 2009, the FASB issued additional accounting guidance on how to determine fair value of financial assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly in light of the current economic environment. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The accounting guidance also clarified the recognition and presentation of other-than-temporary impairments of securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, the accounting guidance required disclosures about fair value of financial instruments in annual financial statements of publicly traded companies to also be disclosed during interim reporting periods. The Company's adoption of the accounting guidance in the three month period ended September 30, 2009 had no impact on the Company's consolidated financial statements and only required additional financial statement disclosures (see Note 5).

3.  Acquisition of Altamira Instruments, Inc.:

    On November 30, 2006, the Company acquired all of the outstanding capital stock of Altamira. The acquisition was pursuant to a Stock Purchase Agreement (the "Agreement") whereby the Company paid to the sellers $400,000 in cash, and issued to them 125,000 shares of the Company's Common Stock and agreed to make additional cash payments equal to 5%, subject to adjustment, of the net sales of Altamira for
    each of five periods   December 1, 2006 to June 30, 2007, each of the
    fiscal years ending June 30, 2008, 2009, and 2010, and July 1, 2010 to November 30, 2010.

    Altamira's principal customers are universities, government laboratories, and chemical and petrochemical companies. The instruments are customizable to the customer's specifications, and are sold on a direct basis.

    In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including goodwill, customer relationships, non-compete agreements, and certain technology, trade names and trademarks. The carrying amounts of goodwill and other intangible assets are presented in Note 9, "Goodwill and Other Intangible Assets" which represent the valuations determined in conjunction with the acquisition. In addition, other fair market value adjustments were made in conjunction with the acquisition, primarily adjustments to property and equipment, and inventory.

    As of September 30, 2009, the total adjusted aggregate purchase price, including the additional cash payments of $329,700 which have been paid or accrued, was allocated to acquired assets acquired and liabilities assumed as follows:



                 Current assets            $  734,000
                 Property and equipment       140,300
                 Non-current assets            25,100
                 Goodwill                     277,000
                 Other intangible assets      639,000*
                 Current liabilities       (  561,900)
                                           -----------
                 Net purchase price        $1,253,500
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

    Segment information is reported as follows:


                     Benchtop      Catalyst    Corporate
                    Laboratory     Research       and
                     Equipment    Instruments    Other    Consolidated
                    ----------    -----------  ---------  ------------
Three months ended September 30, 2009:

 Net Sales            $1,011,600  $  232,400   $    -     $1,244,000
 Foreign Sales           510,900     145,500        -        656,400
 Segment Profit (Loss)   121,500   (  61,900)       -         59,600
 Segment Assets        2,161,000   1,693,000   1,058,500   4,912,500
 Long-Lived Asset
  Expenditures             8,100        -           -          8,100
 Depreciation and
  Amortization            15,900     35,800        -          51,700

                     Benchtop      Catalyst    Corporate
                    Laboratory     Research       and
                     Equipment    Instruments    Other    Consolidated
                    ----------    -----------  ---------  ------------
Three months ended September 30, 2008:

 Net Sales            $  886,600  $   85,700   $    -     $  972,300
 Foreign Sales           480,500      69,200        -        549,700
 Segment Profit (Loss)   100,900   ( 211,000)       -     (  110,100)
 Segment Assets        2,351,100   1,120,800     897,400   4,369,300
 Long-Lived Asset
  Expenditures             6,500       2,600       -           9,100
 Depreciation and
  Amortization            14,800      38,000       -          52,800



    Approximately 65% and 69% of net sales of benchtop laboratory equipment for the three month periods ended September 30, 2009 and 2008, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

    Two customers accounted in the aggregate for approximately 34% (28% of total sales) and 33% (30% of total sales) of the benchtop laboratory equipment operations' net sales for the three month periods ended September 30, 2009 and 2008, respectively. Sales of catalyst research instruments generally comprise a few very large orders averaging $100,000 per order to a limited numbers of customers, who differ from order to order. Sales pursuant to two customers represented approximately 91% of the Catalyst Research Instrument Operations' net sales (17% of total sales) for the three months ended September 30, 2009, and sales pursuant to an order from a different customer represented 60% of the segment's sales (5% of total sales) for the three months ended September 30, 2008.

    The Company's foreign sales are principally to customers in Europe and Asia.

5.  Fair Value of Financial Instruments:

    The FASB defines the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

    The accounting guidance also expands the disclosure requirements around fair value and establishes a fair value hierarchy of valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are as follows:

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at September 30, 2009 and June 30, 2009 according to the valuation techniques the Company used to determine their fair values:

                             Fair Value Measurements Using Inputs
                                       Considered as

                         Fair Value at
                         September 30, 2009  Level 1  Level 2  Level 3
                         ------------------  -------  -------  -------
Cash and cash equivalents  $  654,500      $ 654,500   $  -      $  -
Available for sale
 securities                   638,700        638,700      -         -
                           ----------     ----------   ------    ------
Total                      $1,293,200     $1,293,200   $  -      $  -
                           ==========     ==========   ======    ======



                             Fair Value Measurements Using Inputs
                                       Considered as

                          Fair Value at
                          June 30, 2009   Level 1  Level 2    Level 3
                         --------------   -------  -------    -------
Cash and cash equivalents  $   738,400  $  738,400   $  -      $  -
Available for sale
 securities                    605,500     605,500      -         -
                           -----------   ---------   ------    ------
Total                      $ 1,343,900  $1,343,900   $  -      $  -
                           ===========  ==========   ======    ======



Investments in marketable securities classified as available-for-sale by security type at September 30, 2009 and June 30, 2009 consisted of the following:

                                                           Unrealized
                                                 Fair     Holding Gain
                                  Cost          Value       (Loss)
                              ---------      ---------   -------------
At September 30, 2009:
   Available for sale:
   Equity securities          $   7,600      $   9,900    $     2,300
   Mutual funds                 674,600        628,800        (45,800)
                              ---------      ---------    ------------
                              $ 682,200      $ 638,700    $   (43,500)
                              =========      =========    ============

                                                            Unrealized
                                                Fair       Holding Gain
                                 Cost          Value         (Loss)
                              ---------      ---------    -------------
At June 30, 2009:
   Available for sale:
   Equity securities          $   6,200      $   8,900    $     2,700
   Mutual funds                 678,900        596,600        (82,300)
                              ---------      ---------    ------------
                              $ 685,100      $ 605,500    $   (79,600)
                              =========      =========    ============

6.  Inventories:

    Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:

                               September 30,               June 30,
                                  2009                      2009
                               -------------           ------------

          Raw Materials         $1,054,300              $1,068,500
          Work in process          715,400                 321,000
          Finished Goods           204,400                 208,500
                                ----------              ----------
                                $1,974,100              $1,598,000
                                ==========              ==========


7.  Earnings (loss) per common share:

    Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings (loss) per common share include the dilutive effect of stock options, if any.

    Earnings (loss) per common share was computed as follows:

                            For the Three Month
                            Periods Ended
                            September 30,
                            -------------------
                                2009         2008
                            ----------  ------------
Net income (loss)           $   43,500  ($   78,100)
                            ==========  ============
Weighted average common
 shares outstanding          1,194,534    1,181,352
Dilutive  securities             9,895         -
                            ----------  ------------
Weighted average dilutive
 common shares outstanding   1,204,429    1,181,352
                            ==========  ============
Basic earnings (loss) per
 common share                 $ .04       ($ .07)
                              =====       =======
Diluted earnings (loss) per
 common share                 $ .04       ($ .07)
                              =====       =======

    Approximately 22,500 and 66,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings or loss per common share for the three months ended September 30, 2009 and 2008, respectively, because the effect would be anti-dilutive.

8.  Comprehensive Income (Loss):

    The FASB establishes standards for disclosure of comprehensive income or loss, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains or losses on securities.) The Company's only source of other comprehensive income or loss is the net unrealized gain or loss on securities. The components of comprehensive income
    (loss) were as follows:

                              For the Three Month
                              Periods Ended
                              September 30,
                                  2009         2008
                              ------------------------
Net income (loss)             $  43,500   ($   78,100)

Other comprehensive gain (loss):
 Unrealized holding gain (loss)
  arising during period          36,100    (   23,100)
                               ----------   -----------
Comprehensive income (loss)   $  79,600    ($ 101,200)
                              ===========   ===========

9.  Goodwill and Other Intangible Assets:

    In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to positive goodwill of $277,000 and $265,400 at September 30, 2009 and June 30, 2009, respectively, all of which is deductible for tax purposes. The related agreement provides for contingent payments to the former shareholders based on net sales for five designated periods of the Catalyst Research Instrument Operations subject to certain limits, which are expected to be earned and paid. Additional consideration amounted to $11,600 and $4,200 for the three months ended September 30, 2009, and 2008, respectively.

        The components of other intangible assets are as follows:

                           Useful              Accumulated
                           Lives      Cost     Amortization   Net
                          -------  ---------   ------------  ------
 At September 30, 2009:

 Technology                5 yrs.  $ 300,000   $ 170,000  $ 130,000
 Customer relationships   10 yrs.    237,000     137,500     99,500
 Non-compete agreement     5 yrs.    102,000      57,800     44,200
 Other intangible assets   5 yrs.    125,900      99,400     26,500
                                   ---------   ---------  ---------
                                   $ 764,900   $ 464,700  $ 300,200
                                   ---------   ---------  ---------

                           Useful              Accumulated
                           Lives      Cost     Amortization   Net
                          -------  ---------   ------------  ------
 At June 30, 2009:

 Technology                5 yrs.  $ 300,000   $ 155,000   $ 145,000
 Customer relationships   10 yrs.    237,000     129,200     107,800
 Non-compete agreement     5 yrs.    102,000      52,700      49,300
 Other intangible assets   5 yrs.    124,400      95,600      28,800
                                   ---------   ---------   ---------
                                   $ 763,400   $ 432,500   $ 330,900
                                   ---------   ---------   ---------

Total amortization expense was $30,700 and $34,900 for the three months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, estimated future amortization expense related to intangible assets is $90,700 for the remainder of the fiscal year ending June
30, 2010, $109,500 for fiscal 2011, $52,600 for fiscal 2012, $13,000 for fiscal 2013, $9,300 for fiscal 2014, and $25,100 thereafter.

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis or Plan of Operations

Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, impact of competition, the ability to reach final agreements, the ability to finance and produce tocustomers' specifications catalyst research instruments, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $83,900 to $654,500 as of September 30, 2009 from $738,400 as of June 30, 2009.

Net cash provided by operating activities was $29,700 for the three months ended September 30, 2009 as compared to net cash used in operating activities of $512,100 for the comparable three month period in 2008, due mainly to the income generated during the current year period, lower accounts receivable balances and monies received in advance from customers of Altamira for future orders. Cash used in investing activities was $118,900 for the three month period ended September 30, 2009 compared to $157,600 for the three month period ended September 30, 2008 due primarily to a lower amount of contingent consideration paid for the acquisition of Altamira Instruments, Inc. The only financing activity was the exercise during the three months ended September 30, 2009 in the amount of $5,300 of stock options.

On September 17, 2009, the Board of Directors of the Company declared a cash dividend of $.06 per share of Common Stock payable on December 21, 2009 to holders of record as of the close of business on October 23, 2009.

The Company's working capital increased by $38,700 to $3,021,800 as of September 30, 2009 from the working capital of $2,983,100 at June 30, 2009 mainly as result of the income for the current three month period. The Company had available for its working capital needs, a one-year line of credit of $500,000 with Capital One Bank which expired November 1, 2009, and is currently under renewal negotiations for a one-year extension. Advances were secured by the Company's assets and bore interest at the bank's prime rate. Management believes that the Company will be able to meet its cash flow needs during the 12 months ending September 30, 2010 from its available financial resources including the line of credit which the Company believes will be renewed and its cash and investment securities.

Results of Operations

Financial Overview

The Company recorded income before income taxes of $59,600 for the three months ended September 30, 2009 compared to a loss before income tax benefit of $110,100 for the three months ended September 30, 2008, primarily because of the improved results, resulting mainly from higher sales, for the current year period for both of its business segments. The Company's Benchtop Laboratory Equipment Operations achieved increases in both domestic and foreign sales compared to the same period last year, which resulted in a higher segment profit of $121,500 for the current year period compared to a segment profit of $100,900 for the comparable period last year. The Catalyst Research Instrument Operations recorded a segment loss of $61,900 for the current period compared to a segment loss of $211,000 for the three months ended September 30, 2008. As of September 30, 2009, the Catalyst Research Instrument Operations had an order backlog of $1,100,000, all of which is expected to be fulfilled by December 31, 2009, compared to $890,000 as of September 30, 2008.

The Three Months Ended September 30, 2009 Compared With the Three
Months Ended September 30, 2008

Net sales for the three months ended September 30, 2009 increased by $271,700 (27.9%) to $1,244,000 as compared with $972,300 for the three months ended September 30, 2008, mainly due to a $146,700 (171.2%) increase in sales of catalyst research instruments and a $125,000 (14.1%) increase in sales of benchtop laboratory equipment. Sales of the catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, while benchtop laboratory equipment sales consist of a large number of small orders usually from stock.

The gross profit for the three months ended September 30, 2009 increased by $200,700 to $535,800 (43.1%) compared to $335,100
(34.5%) for the three months ended September 30, 2008, as a result of increased sales for both business segments, which allowed for more absorption of overhead costs, and lower material costs for the Benchtop Laboratory Equipment Operations.

General and administrative expenses for the three months ended
September 30, 2009 decreased slightly by $16,000 (6.5%) to $229,600 from $245,600 for the comparable period of the prior year, mainly due to a reduction in such expenses incurred by the Catalyst
Research Instruments Operations.

Selling expenses for the three months ended September 30, 2009 increased by $28,000 (24.5%) to $142,200 from $114,200 for the three months ended September 30, 2008, due mainly to the compensation for a new sales manager hired by the Benchtop Laboratory Equipment Operations in June 2009.

Research and development expenses for the three months ended September 30, 2009 were $108,500, an increase of $11,900 (12.3%)
from $96,600 for the three months ended September 30, 2008, due to expenses with respect to the development of a new product for bioprocessing for the Benchtop Laboratory Equipment Operations.

Interest and other income decreased for the comparative three month periods by $7,100 (63.4%) from $11,200 to $4,100 mainly as a result of lower cash and investment balances and lower yields.

The Company reflected income tax expense for the three months ended September 30, 2009 of $16,100 on income before income taxes of $59,600 compared to an income tax benefit of $32,000 on a loss before income tax benefit of $110,100 for the three months ended September 30, 2008.

As a result of the foregoing, the net income for the three months ended September 30, 2009 was $43,500 compared to a net loss of $78,100 for the three months ended September 30, 2008.


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


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibit Number: Description

            31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act
                            of 2002.

            32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act
                            of 2002.

    (b) Reports on Form 8-K:
                   On August 7, 2009 Registrant filed a Report on
                   Form 8-K, reporting under Item 1.01.

                   On September 18, 2009 Registrant filed a Report on Form 8-K, reporting under Item 8.01.

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

Date: November 16, 2009