Form 10-Q
period 2009-12-31
SCIENTIFIC INDUSTRIES INC
filed 2010-02-12
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended December 31, 2009

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number:  0-6658

                  SCIENTIFIC INDUSTRIES, INC.
_____________________________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware                                 04-2217279
____________________________       __________________________________
(State or other jurisdiction       (IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                            11716
________________________________________                    __________
(Address of principal executive offices)                    (Zip Code)

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

    Large accelerated filer______         Accelerated Filer_______

    Non-accelerated filer_______          Smaller reporting company   X
                                                                   ______
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes    X  No
                                                         _____  _____

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of January 29, 2010 was 1,196,577 shares.

                        TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION


ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


                                                                  Page
                                                                  ____

         Condensed Consolidated Balance Sheets                      1


         Condensed Consolidated Statements of Operations            2


         Condensed Consolidated Statements of Cash Flows            3


         Notes to Condensed Consolidated Financial Statements       4

         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS                                       12

         ITEM 4   CONTROLS AND PROCEDURES                          15

PART II   OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                          15

SIGNATURE                                                          16


























                     PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                    December 31,       June 30,
                                        2009            2009
                                   ------------    ------------
Current Assets:                     (Unaudited)
  Cash and cash equivalents        $  782,400      $  738,400
  Investment securities               646,700         605,500
  Trade accounts receivable, net      548,700         806,700
  Inventories                       1,761,600       1,598,000
  Prepaid expenses and other
   current assets                      79,100          91,600
  Deferred taxes                       71,600          63,400
                                    ---------       ---------
           Total current assets     3,890,100       3,903,600

Property and equipment at cost, net   213,400         241,200

Intangible assets, net                269,900         330,900

Goodwill                              310,600         265,400

Other assets                           25,700          25,700

Deferred taxes                         79,100          64,200
                                    ---------       ---------
           Total assets            $4,788,800      $4,831,000
                                   ==========      ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                 $   75,100     $   137,400
  Customer advances                   349,500         359,600
  Accrued expenses and taxes          269,900         423,500
                                   ----------     -----------
          Total current liabilities   694,500         920,500
                                   ----------     -----------
Shareholders' equity:
  Common stock, $.05 par value;
   authorized 7,000,000 shares;
   1,216,379 and 1,212,379 issued
   and outstanding at December 31,
   2009 and June 30, 2009              60,800          60,600
  Additional paid-in capital        1,526,300       1,514,300
  Accumulated other comprehensive
    loss                          (    39,000)      (  79,600)
  Retained earnings                 2,598,600       2,467,600
                                  ------------      ----------
                                    4,146,700       3,962,900
  Less common stock held in
    treasury, at cost,
    19,802 shares                      52,400          52,400
                                  ------------      ----------
           Total shareholders'
            equity                  4,094,300       3,910,500
                                  ------------      ----------
           Total liabilities and
            shareholders' equity   $4,788,800      $4,831,000
                                  ============     ===========


See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                           For the Three Month   For the Six Month
                              Periods Ended        Periods Ended
                               December 31,         December 31,
                         ----------  ---------- ----------  ----------
                             2009       2008       2009        2008
                         ----------  ---------- ----------  ----------

Net sales                $1,827,500  $1,755,100 $3,071,500  $2,727,400
Cost of goods sold        1,055,600   1,139,600  1,763,700   1,776,600
                         ----------  ---------- ----------  ----------
Gross profit                771,900     615,500  1,307,800     950,800
                         ----------  ---------- ----------  ----------
Operating Expenses:
 General & administrative   342,700     249,400    572,300     495,000
 Selling                    134,300      85,800    276,600     200,100
 Research & development      80,600     117,600    189,100     214,200
                         ----------  ---------- ----------  ----------
                            557,600     452,800  1,038,000     909,300
                         ----------  ---------- ----------  ----------
Income from operations      214,300     162,700    269,800      41,500

Interest & other
  income, net                 9,800       6,900     13,900      17,900
                         ----------  ---------- ----------  ----------
Income before income taxes  224,100     169,600    283,700      59,400
                         ----------  ---------- ----------  ----------
Income tax expense (benefit):
  Current                    72,700      58,100     97,300      36,400
  Deferred               (    7,900) (    8,500)(   16,400) (   18,800)
                         ----------  ---------- ----------  ----------
                             64,800      49,600     80,900      17,600
                         ----------  ---------- ----------  ----------
Net income               $  159,300  $  120,000 $  202,800  $   41,800
                         ==========  ========== ==========  ==========

Basic earnings per common
  share                      $  .13      $  .10      $ .17       $ .04

Diluted earnings per common
  share                      $  .13      $  .10      $ .17       $ .03

Cash dividends declared
  per common share           $   -       $   -       $ .06       $ .08




  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Six Month Periods Ended
                                 December 31, 2009   December 31, 2008
Operating activities:
  Net income                              $ 202,800    $   41,800
                                          ---------    ----------
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization          102,200       105,000
     Deferred income taxes                 ( 16,400)    (  18,800)
     Stock-based compensation                 6,500         1,500
     Income tax benefit of stock options
       exercised                                400           -
     Changes in assets and liabilities:
       Accounts receivable                  258,000     ( 228,000)
       Inventories                         (163,600)    (  54,700)
       Prepaid expenses and other
         current assets                      12,500         2,000
       Accounts payable                    ( 62,300)    (  33,900)
       Customer advances                   ( 10,100)    ( 379,300)
       Accrued expenses and taxes          ( 91,700)    (  73,000)
                                          ---------   -----------
     Total adjustments                       35,500     ( 679,200)
                                          ---------   -----------
       Net cash provided by (used in)
         operating activities               238,300     ( 637,400)
                                          ---------   -----------
Investing activities:
  Additional consideration for acquisition of
    Altamira Instruments, Inc.             (107,000)    ( 144,900)
  Purchase of investment securities,
    available-for-sale                     (  7,400)    (   8,900)
  Redemptions of investment securities,
    available-for-sale                         -           50,000
  Capital expenditures                     ( 10,900)    (  24,400)
  Purchase of intangible assets            (  2,500)    (   3,400)
                                          ---------    ----------
        Net cash used in
          investing activities             (127,800)    ( 131,600)
                                          ---------    ----------
Financing activities:
  Proceeds from exercise of stock options     5,300          -
  Proceeds from line of credit, bank           -           50,000
  Cash dividend declared and paid          ( 71,800)         -
                                          ---------    ----------
        Net cash provided by (used in)
          financing activities            (  66,500)       50,000
                                          ---------    ----------
Net increase (decrease) in cash
  and cash equivalents                       44,000     ( 719,000)

Cash and cash equivalents,
  beginning of year                         738,400     1,065,500
                                           --------     ---------

Cash and cash equivalents, end of period  $ 782,400    $  346,500
                                          =========    ==========
Cash paid during the period for:
  Income Taxes                            $ 156,800    $  125,000

  See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2009. The results for the three and six months ended December 31, 2009, are not necessarily an indication of the results of the full fiscal year ending June 30, 2010.

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

        Subsequent Events Evaluation

        Management has reviewed and evaluated material subsequent events through the financial statement issuance date of February 12, 2010.

2.      Recent Accounting Pronouncements:

        In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 (see Note 5) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.
        These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

        In April 2009, the FASB issued additional accounting guidance on how to determine fair value of financial assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly in light of the current economic environment. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The accounting guidance also clarified the recognition and presentation of other-than-temporary impairments of securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, the accounting guidance required disclosures about fair value of financial instruments in annual financial statements of publicly traded companies to also be disclosed during interim reporting periods. The Company's adoption of the accounting guidance in July 2009 had no impact on the Company's consolidated financial statements and only required additional financial statement disclosures (see Note 5).



        3.      Acquisition of Altamira Instruments, Inc.:

        On November 30, 2006, the Company acquired all of the outstanding capital stock of Altamira. The acquisition was pursuant to a Stock Purchase Agreement (the "Agreement") whereby the Company paid to the sellers at the Closing $400,000 in cash, and issued to them 125,000 shares of the Company's Common Stock and agreed to make additional cash payments equal to 5%, subject to adjustment, of the net sales of
        Altamira for each of five periods   December 1, 2006 to
        June 30, 2007, each of the fiscal years ending June 30, 2008, 2009, and 2010, and July 1, 2010 to November 30, 2010.

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

        As of December 31, 2009, the total adjusted aggregate purchase price, including the additional cash payments of $363,200 which have been paid or accrued, was allocated to assets acquired and liabilities assumed as follows:

            Current assets             $  734,000
            Property and equipment        140,300
            Non-current assets             25,100
            Goodwill                      310,600
            Other intangible assets       639,000*
            Current liabilities        (  561,900)
                                       ----------
           Adjusted purchase price     $1,287,100
                                       ==========

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

       Segment information is reported as follows:

                   Benchtop    Catalyst      Corporate
                   Laboratory  Research      and
                   Equipment   Instruments   Other     Consolidated
                   ----------  -----------   --------- ------------
Three months ended December 31, 2009:

  Net Sales        $1,156,800   $  670,700   $    -     $1,827,500
  Foreign Sales       680,500       23,500        -        704,000
  Segment Profit      190,800       23,500       9,800     224,100
  Segment Assets    2,216,100    1,464,700   1,108,000   4,788,800
  Long-Lived Asset
    Expenditures        5,300         -           -          5,300
 Depreciation and
    Amortization       15,400       35,000        -         50,400

                    Benchtop    Catalyst      Corporate
                    Laboratory  Research      and
                    Equipment   Instruments   Other     Consolidated
                    ----------  -----------   --------- ------------
Three months ended December 31, 2008:

  Net Sales         $1,015,900  $  739,200   $    -     $1,755,100
  Foreign Sales        645,200      22,200        -        667,400
  Segment Profit       109,400      53,300       6,900     169,600
  Segment Assets     2,325,700   1,033,300     886,200   4,245,200
 Long-Lived Asset
   Expenditures          1,500      17,200        -         18,700
 Depreciation and
    Amortization        14,500      37,500        -         52,000

       Approximately 74% and 69% of net sales of benchtop laboratory equipment for the three month periods ended December 31, 2009 and 2008, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

       Two benchtop laboratory equipment customers accounted in the aggregate for the three month periods ended December 31, 2009 and 2008 for approximately 24% of the segment's net sales
      (15% of total net sales) and 30% of the segment's net sales (17% of total net sales), respectively.

       Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales to three customers who differed from period-to-period accounted for 69% and 93% of that segment's net sales (34% and 38% of total net sales) for the three month periods ended December 31, 2009 and 2008, respectively.


                          Benchtop    Catalyst     Corporate
                          Laboratory  Research     and
                          Equipment   Instruments  Other     Consolidated
                          ----------  -----------  --------- ------------
Six months ended December 31, 2009:

  Net Sales              $2,168,400   $  903,100   $   -     $3,071,500
  Foreign Sales           1,191,300      169,100       -      1,360,400
  Segment Profit (Loss)     310,200   (   40,400)    13,900     283,700
  Segment Assets          2,216,100    1,464,700  1,108,000   4,788,800
  Long-Lived Asset
    Expenditures             13,400         -          -         13,400
  Depreciation and
    Amortization             31,400       70,800       -        102,200


                          Benchtop    Catalyst     Corporate
                          Laboratory  Research     and
                          Equipment   Instruments  Other     Consolidated
                          ----------  -----------  --------  ------------
Six months ended December 31, 2008:

  Net Sales               $1,902,400  $  825,000   $   -      $2,727,400
  Foreign Sales            1,125,700      91,500       -       1,217,200
 Segment Profit (Loss)       201,700  (  157,900)    15,600       59,400
 Segment Assets            2,325,700   1,033,300    886,200    4,245,200
 Long-Lived Asset
   Expenditures                8,000      19,800        -         27,800
 Depreciation and
   Amortization                29,500     75,500        -        105,000


       Approximately 70% of net sales of benchtop laboratory equipment for each of the six month periods ended December 31, 2009 and 2008, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

       Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 29% and 31% of the segment's net sales for the six month periods ended December 31, 2009 and 2008, respectively (20% and 22% of total net sales for the 2009 and 2008 periods, respectively).

       Sales of catalyst research instruments to five different customers, accounted for approximately 78% of that segment's net sales (27% of total net sales) for the six months ended December 31, 2009. Sales to three other customers accounted for 78% of the segment's net sales (23% of total net sales) for the six month period ended December 31, 2008.

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

       The accounting guidance also expands the disclosure requirements concerning fair value and establishes a fair value hierarchy of valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety.
       These levels are as follows:

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

      The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at December 31, 2009 and June 30, 2009 according to the valuation techniques the Company used to determine their fair values:

                             Fair Value Measurements Using Inputs
                                       Considered as

                          Fair Value at
                          December 31, 2009   Level 1  Level 2  Level 3
                          -----------------  --------- -------  -------
Cash and cash equivalents      $  782,400  $ 782,400  $  -      $  -
Available for sale securities     646,700    646,700     -         -
                               ---------- ----------  -------   -------
Total                          $1,429,100 $1,429,100  $  -      $  -
                               ========== ==========  =======   =======

                             Fair Value Measurements Using Inputs
                                       Considered as

                           Fair Value at
                           June 30, 2009    Level 1    Level 2   Level 3
                           -------------    ---------  -------   -------
Cash and cash equivalents     $  738,400    $ 738,400  $  -      $  -
Available for sale securities    605,500      605,500     -         -
                              ----------    ---------  -------   -------
Total                         $1,343,900   $1,343,900  $  -      $  -
                              ==========   ==========  =======   =======

       Investments in marketable securities classified as available-for-sale by security type at December 31, 2009 and June 30, 2009 consisted of the following:


                                                            Unrealized
                                                   Fair     Holding Gain
                                     Cost          Value    (Loss)
                                ---------      ---------    ------------
At December 31, 2009:
   Available for sale:
   Equity securities            $   7,800      $   9,900    $     2,100
   Mutual funds                   677,900        636,800        (41,100)
                                ---------      ---------    -----------
                                $ 685,700      $ 646,700    $   (39,000)
                                =========      =========    ===========

                                                            Unrealized
                                                   Fair     Holding Gain
                                     Cost          Value    (Loss)
                                 --------      ---------    ------------
At June 30, 2009:
   Available for sale:
   Equity securities            $   6,200      $   8,900    $     2,700
   Mutual funds                   678,900        596,600        (82,300)
                                ---------      ---------    -----------
                                $ 685,100      $ 605,500    $   (79,600)
                                =========      =========    ===========
       6.  Inventories:

       Inventories for interim financial statement purposes are based on perpetual inventory records at the end of the applicable period. Components of inventory are as follows:

                                     December 31,           June 30,
                                        2009                  2009
                                     ------------         -----------

               Raw Materials         $  964,500           $ 1,068,500
               Work in process          642,900               321,000
               Finished Goods           154,200               208,500
                                     ----------           -----------
                                     $1,761,600           $ 1,598,000
                                     ==========           ===========

       7.  Earnings per common share:

       Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

       Earnings per common share was computed as follows:

                              For the Three Month   For the Six Month
                              Periods Ended         Periods Ended
                              December 31,          December 31,
                              2009      2008        2009      2008
                           --------- ----------  ---------- ----------
Net income                 $ 159,300 $  120,000  $  202,800 $  41,800
                           ========= ==========  ========== =========
Weighted average common
 shares outstanding        1,196,577  1,181,352   1,195,534  1,181,352
Effect of dilutive
 securities                   19,553     28,246      14,888     32,516
                           ---------  ---------   ---------  ---------
Weighted average dilutive
common shares outstanding  1,216,130  1,209,598   1,210,422  1,213,868
                           =========  =========   =========  =========
Basic earnings per
common share                 $   .13    $   .10     $   .17    $   .04
                             =======    =======     =======    =======
Diluted earnings per
common share                 $   .13    $   .10     $   .17    $   .03
                             =======    =======     =======    =======

       Approximately 1,500 and 6,500 shares of the Company's Common Stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three months ended December 31, 2009 and 2008, because the effect would be anti-dilutive. Approximately 20,500 and 1,500 shares of the Company's Common Stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the six months ended December 31, 2009 and 2008, because the effect would be anti-dilutive.

       8.  Comprehensive Income (Loss):

       The FASB established standards for disclosure of comprehensive income or loss, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains or losses on securities.) The Company's only source of other comprehensive income is the net unrealized gain or loss on securities. The components of comprehensive income (loss) were as follows:

                               For the Three Month  For the Six Month
                               Periods Ended        Periods Ended
                               December 31,         December 31,
                               -------------------  ------------------
                                 2009      2008       2009       2008
                               --------  --------   --------  --------
 Net Income                    $159,300  $120,000   $202,800  $ 41,800

 Other comprehensive income(loss):
  Unrealized holding gain
  (loss) arising during
  period, net of tax              4,500 (  32,200)    40,600 (  48,400)
                              ---------  --------   --------  --------
 Comprehensive income (loss)  $ 163,800  $ 87,800   $243,400 ($  6,600)
                              =========  ========   ========  ========

       9.   Goodwill and Other Intangible Assets:

       In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to positive goodwill of $310,600 and $265,400 at December 31, 2009 and June 30, 2009,
       respectively, all of which is deductible for tax purposes.
       The related agreement provides for contingent payments to the former shareholders based on net sales for five designated periods of the Catalyst Research Instrument Operations subject to certain limits, which are expected to be earned and paid. Additional consideration amounted to $45,200 and $41,200 for the six months ended December 31, 2009, and 2008, respectively.

       The components of other intangible assets are as follows:

                        Useful             Accumulated
                        Lives     Cost     Amortization      Net
                        ------    -------- ------------  --------
 At December 31, 2009:

 Technology              5 yrs.   $300,000    $185,000    $115,000
 Customer relationships 10 yrs.    237,000     145,200      91,800
 Non-compete agreement   5 yrs.    102,000      62,900      39,100
 Other intangible assets 5 yrs.    127,000     103,000      24,000
                                  --------    --------    --------
                                  $766,000    $496,100    $269,900
                                  --------    --------    --------

                        Useful             Accumulated
                        Lives     Cost     Amortization      Net
                        ------   --------  ------------  ---------
 At June 30, 2009:

Technology              5 yrs.   $300,000     $155,000    $145,000
Customer relationships 10 yrs.    237,000      129,200     107,800
Non-compete agreement   5 yrs.    102,000       52,700      49,300
Other intangible assets 5 yrs.    124,400       95,600      28,800
                                 --------     --------    --------
                                 $763,400     $432,500    $330,900
                                 --------     --------    --------
Total amortization expense was $31,400 and $34,100 for the three months ended December 31, 2009 and 2008, respectively and $63,400 and $69,000 for the six months ended December 31, 2009 and 2008, respectively. As of December 31, 2009, estimated future amortization expense related to intangible assets is $57,800 for the remaining six months of the fiscal year ending June 30, 2010, $109,500 for fiscal 2011, $52,600 for fiscal 2012, $13,000 for fiscal 2013,
$9,300 for fiscal 2014, and $27,700 thereafter.

       10. Note Payable

        On January 20, 2010, the Company and Capital One Bank, N.A. ("Bank") agreed to extend through January 3, 2011 in the form of a restatement, the Company's existing promissory note, which provides for maximum borrowings of up to $500,000. Interest is charged at the Bank's prime rate, which was 3.25% as of December 31, 2009 and advances are at the discretion of the Bank. The Company had no borrowings outstanding as of December 31, 2009 and June 30, 2009.

       The borrowings are collaterized by the Company's assets to the extent of amounts borrowed and outstanding and all outstanding amounts are due and payable on January 3, 2011.

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

Liquidity and Capital Resources
_______________________________


Cash and cash equivalents increased by $44,000 to $782,400 as of December 31, 2009 from $738,400 as of June 30, 2009.

Net cash provided by operating activities was $238,300 for the six months ended December 31, 2009 as compared to net cash used in operating activities of $637,400 for the comparable six month period in 2008, due mainly to the income generated during the current year period, lower accounts receivable balances and monies received in advance from customers of Altamira with respect to their orders. Cash used in investing activities was $127,800 for the six month period ended December 31, 2009 compared to $131,600 for the six month period ended December 31, 2008 primarily due to a lower amount of additional contingent consideration paid for the acquisition of Altamira Instruments, Inc.

On September 17, 2009, the Board of Directors of the Company declared a cash dividend of $.06 per share of Common Stock which was paid on December 21, 2009 to holders of record as of the close of business on October 23, 2009. Net cash used in financing activities for the six months ended December 31, 2009 was $66,500 compared to $50,000 provided by financing activities for the comparable period last year primarily due to the foregoing cash dividend. (The previous year's cash dividend was paid in January 2009).

The Company's working capital increased by $212,500 to $3,195,600 as of December 31, 2009 from the working capital of $2,983,100 at June 30, 2009 mainly as result of the income for the six months ended December 31, 2009. Pursuant to a promissory note with Capital One Bank, N.A. which was restated in January 2010 and extended from November 1, 2009 to January 3, 2011, at the request of the Company, the Bank at its sole discretion may extend to the Company advances not to exceed an aggregate of $500,000. The advances are to be secured by the Company's assets and bear interest at the Bank's prime rate. Management believes that the Company will be able to meet its cash flow needs for the next 12 months from its available financial resources including the restated promissory note and investment securities.

Results of Operations
_____________________

Financial Overview

The Company recorded higher pre-tax income of $224,100 and $283,700, respectively, for the three and six month periods ended December 31, 2009 compared to $169,600 and $59,400 for the 2008 periods. For the comparative three month periods, the segment profit of the Benchtop Laboratory Equipment Operations increased by $81,400 to $190,800 from $109,400 due to higher sales and increased gross margins, while the segment profit of the Catalyst Research Instruments Operations of the current year's three month period was $23,500 compared to $53,300 for the same period of the prior fiscal year due to lower sales.

For the comparative six month periods, the Benchtop Laboratory Equipment Operations segment profit increased by $108,500 to $310,200 from $201,700 for the comparable six month period of the prior fiscal year, resulting from higher sales and gross margins. The Catalyst Research Instruments Operations recorded a loss of $40,400 for the six month period ended December 31, 2009 compared to a loss of $157,900 for the same six month period of the prior fiscal year, such reduction resulted from an increase in sales and lower expenses including research and development. As of December 31, 2009, the Catalyst Research Instrument Operations had an order backlog of $1,200,000, (substantially all of which is expected to be fulfilled by the end of fiscal year 2010), compared to $828,000 as of December 31, 2008.

The Three Months Ended December 31, 2009 Compared With the Three
Months Ended December 31, 2008

Net sales for the three months ended December 31, 2009 increased $72,400 (4.1%) to $1,827,500 from $1,755,100 for the three months ended December 31, 2008 as a result of an increase of $140,900 in sales of benchtop laboratory equipment, partially offset by a $68,500 reduction in sales of catalyst research instruments.
Sales of benchtop laboratory equipment products generally are pursuant to many small purchase orders from distributors, while sales of the catalyst research instruments are comprised of a small number of larger orders, typically averaging over $100,000 each; hence its sales revenues are subject to significant swings.

The Company's gross profit percentage for the three months ended December 31, 2009 increased to 42.2% from 35.1% for the three months ended December 31, 2008, due primarily to lower material costs and fixed overhead spread over higher sales for benchtop laboratory equipment, and lower indirect engineering costs for the Catalyst Research Instruments Operations.

General and administrative expenses ("G&A") for the three month comparative periods ended December 31, 2009 and December 31, 2008 increased by $93,300 (37.4%) to $342,700 from $249,400 primarily as a result of higher salaries and consulting costs for Sarbanes-Oxley for the 2009 period.

Selling expenses for the three months ended December 31, 2009 increased $48,500 (56.5%) to $134,300 compared to $85,800 for the three months ended December 31, 2008, due primarily to the addition of a new Sales Manager for the Benchtop Laboratory Equipment
Operations.

Research and development expenses decreased $37,000 (31.5%) to $80,600 for the three months ended December 31, 2009 compared to $117,600 for the three months ended December 31, 2008 as a result of reduced new product development activity for both business segments.

Interest and other income for the three months ended December 31, 2009 increased $2,900 (42.0%) to $9,800 from $6,900 for the three months ended December 31, 2008 primarily due to the rental income derived from new sublease for the Bohemia, NY location.

Income tax expense for the three months ended December 31, 2009 was $64,800 compared to $49,600 for the three months ended
December 31, 2008, mainly due to the higher income.

As a result of the foregoing, net income for the three months ended December 31, 2009 was $159,300, an increase of $39,300
(32.8%) from $120,000 for the three months ended December 31, 2008.

The Six Months Ended December 31, 2009 Compared With the Six
Months Ended December 31, 2008

Net sales for the six months ended December 31, 2009 increased by $344,100 (12.6%) to $3,071,500 compared to $2,727,400 for the six months ended December 31, 2008, due to a $266,000 increase in benchtop laboratory equipment net sales, and a $78,100 increase in catalyst research instruments net sales. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each; hence revenues are subject to significant swings.

The gross profit percentage for the six months ended December 31, 2009 increased to 42.6% compared to 34.9% for the six months ended December 31, 2008, due primarily to lower material costs and fixed overhead spread over higher sales for benchtop laboratory equipment, and lower indirect engineering costs for the Catalyst Research Instruments Operations.

G & A expenses increased by $77,300 (15.6%) to $572,300 for the six months ended December 31, 2009 from $495,000 for the comparable period last year, primarily as a result of higher salaries and consulting costs for Sarbanes-Oxley.

Selling expenses for the six months ended December 31, 2009 increased by $76,500 (38.2%) to $276,600 from $200,100 for the six months ended December 31, 2008, due primarily to the addition in 2009 of a new Sales Manager for the Benchtop Laboratory Equipment Operations.

Research and development expenses for the six months ended December 31, 2009 decreased $25,100 (11.7%) to $189,100 compared to $214,200 for the six months ended December 31, 2008, primarily the result of reduced new product development activity for the Catalyst
Research Instruments Operations.

Interest and other income for the six month period ended December
31, 2009 decreased by $4,000 (22.3%) to $13,900 compared to $17,900 for the six months ended December 31, 2008, mainly as a result of lower returns on investment securities.

Income tax expense for the six months ended December 31, 2009 was $80,900 compared to $17,600 for the six months ended December 31, 2008, mainly due to the higher income.

Interest and other income for the three months ended December 31, 2009 increased $2,900 (42.0%) to $9,800 from $6,900 for the three months ended December 31, 2008 primarily due to the rental income derived from new sublease for the Bohemia, NY location.

As a result of the foregoing, net income for the six months ended
December 31, 2009 was $202,800, an increase of $161,000 (385.2%)
from $41,800 for the six months ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting. There was no change in the Company's internal controls over financial reporting that occurred during the most recently completed fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.



Part II   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibit Number:  Description

 31.1             Certification of Chief Executive Officer and
                  Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

 32.1             Certification of Chief Executive Officer and
                  Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:
                  On January 20, 2009 Registrant filed a Report on Form 8-K, reporting under Item 1.01.

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

Date: February 12, 2010