Form 10-Q
period 2010-03-31
SCIENTIFIC INDUSTRIES INC
filed 2010-05-14
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2010

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to__________

Commission File Number:             0-6658
                       ____________________________

                  SCIENTIFIC INDUSTRIES, INC.
___________________________________________________________________

(Exact name of registrant as specified in its charter)

       Delaware                            04-2217279
____________________________     __________________________________
(State or other jurisdiction     (IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                   11716
________________________________________         ___________________
(Address of principal executive offices)            (Zip Code)

                              (631)567-4700
____________________________________________________________________
      (Registrant's telephone number, including area code)

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

      Large accelerated filer______Accelerated Filer______

      Non-accelerated filer________Smaller reporting company   X
                                                            _______
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes     X  No
                                              ______    _______
The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of April 30, 2010 was 1,196,577 shares.

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

                     PART I-FINANCIAL INFORMATION
                 Item 1.  Financial Statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                             March 31,   June 30,
                                               2010        2009
                                             ________    ________
Current Assets:                            (Unaudited)

  Cash and cash equivalents                $  634,900   $  738,400
  Investment securities                       660,200      605,500
  Trade accounts receivable, net              522,900      806,700
  Inventories                               2,120,500    1,598,000
  Prepaid expenses and other current assets    69,500       91,600
  Deferred taxes                               70,400       63,400
                                           __________   __________
          Total current assets              4,078,400    3,903,600

Property and equipment at cost, net           206,300      241,200

Intangible assets, net                        241,600      330,900

Goodwill                                      316,800      265,400

Other assets                                   25,700       25,700

Deferred taxes                                 91,800       64,200
                                           __________   __________
          Total assets                     $4,960,600   $4,831,000
                                           ==========   ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  140,400   $  137,400
  Customer advances                           495,800      359,600
  Accrued expenses and taxes                  227,000      423,500
                                           __________   __________
          Total current liabilities           863,200      920,500
                                           __________   __________
Shareholders' equity:
  Common stock, $.05 par value; authorized
   7,000,000 shares; 1,216,379 and 1,212,379
   issued and outstanding at March 31, 2010
    and June 30, 2009                          60,800       60,600
  Additional paid-in capital                1,529,300    1,514,300
  Accumulated other comprehensive loss    (    32,100)  (   79,600)
  Retained earnings                         2,591,800    2,467,600
                                          ___________   __________
                                            4,149,800    3,962,900
  Less common stock held in treasury,
    at cost, 19,802 shares                     52,400       52,400
                                          ___________   __________
          Total shareholders' equity        4,097,400    3,910,500
                                          ___________   __________
          Total liabilities and
            shareholders' equity           $4,960,600   $4,831,000
                                          ===========   ==========



 See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                       For the Three Month    For the Nine Month
                       Periods Ended          Periods Ended
                       March 31,              March 31,
                       ______________________ ______________________
                          2010        2009        2010       2009
                       ______________________ ______________________
Net sales              $1,137,600  $1,423,700 $4,209,100  $4,151,000
Cost of goods sold        659,600     866,400  2,423,300   2,642,900
                       __________  __________ __________  __________
Gross profit              478,000     557,300  1,785,800   1,508,100
                       __________  __________ __________  __________
Operating Expenses:
 General & administrative 275,100     272,000    847,300     767,100
 Selling                  141,800     114,400    418,400     314,400
 Research & development    82,300     103,500    271,500     317,700
                       __________  __________ __________  __________
                          499,200     489,900  1,537,200   1,399,200
                       __________  __________ __________  __________
Income (loss)
 from operations       (   21,200)     67,400    248,600     108,900

Interest & other
 income, net               10,300       4,700     24,200      22,600
                       __________  __________ __________  __________
Income (loss)
 before income taxes   (   10,900)     72,100    272,800     131,500
                       __________  __________ __________  __________

Income tax expense (benefit):
 Current                   10,500      28,100    107,800      64,500
 Deferred              (   14,600) (   13,000)(   31,000) (   31,700)
                      ___________  __________ __________  __________
                       (    4,100)     15,100     76,800      32,800
                      ___________  __________ __________  __________
Net income (loss)      ($   6,800) $   57,000 $  196,000  $   98,700
                      ===========  ========== ==========  ==========


Basic earnings (loss)
 Per common share       ($  .01)     $  .05      $ .16       $ .08

Diluted earnings (loss)
 Per common share       ($  .01)     $  .05      $ .16       $ .08

Cash dividends declared
 Per common share        $  -        $  -        $ .06       $ .08



  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    For the Nine Month Periods Ended
                                    _________________________________
                                    March 31, 2010     March 31, 2009
                                    ______________     ______________
Operating activities:
  Net income                             $ 196,000     $   98,700
                                         _________     __________
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization         149,900        155,000
     Deferred income taxes                ( 31,000)      ( 31,700)
     Stock-based compensation                9,500          2,700
     Income tax benefit of stock options
      exercised                                400          2,000
     Changes in operating assets and liabilities:
      Accounts receivable                  283,800       (194,900)
      Inventories                         (522,500)      (304,100)
      Prepaid expenses and other
       current assets                       22,100          5,900
      Accounts payable                       3,000       ( 20,700)
      Customer advances                    136,300       (201,500)
      Accrued expenses and taxes          (140,800)      ( 36,600)
                                         _________      _________

     Total adjustments                    ( 89,300)      (623,900)
                                         _________      _________
       Net cash provided by (used in)
        operating activities               106,700       (525,200)
                                         _________      _________
Investing activities:
 Additional consideration for
  Altamira Instruments, Inc. acquisition  (107,000)      (144,900)
 Purchase of investment securities,
  available-for-sale                      ( 11,000)      ( 13,600)
 Redemptions of investment securities,
  available-for-sale                          -            50,000
 Capital expenditures                     ( 22,400)      ( 32,300)
 Purchase of intangible assets            (  3,300)      (  8,200)
                                         _________      _________
       Net cash used in
        investing activities              (143,700)      (149,000)
                                         _________      _________
Financing activities:
 Proceeds from exercise of stock options     5,300          3,300
 Proceeds from line of credit, bank           -            50,000
 Cash dividends declared and paid         ( 71,800)      ( 94,500)
                                         _________      _________
       Net cash used in                   ( 66,500)      ( 41,200)
        financing activities             _________      _________
Net decrease in cash
 and cash equivalents                    ( 103,500)      (715,400)
Cash and cash equivalents, beginning
 of year                                   738,400      1,065,500
                                         _________      _________

Cash and cash equivalents, end
 of period                              $  634,900     $  350,100
                                        ==========     ==========
Supplemental disclosures:
Cash paid during the period for:
 Income Taxes                           $  263,300     $  125,000


 See notes to condensed consolidated financial statements (unaudited)

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2009. The results for the three and nine months ended March 31, 2010, are not necessarily an indication of the results of the full fiscal year ending June 30, 2010.

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

2.      Recent Accounting Pronouncements:

        In February 2010, the Financial Accounting Standard Board ("FASB") issued guidance which removed the requirement to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements for companies that file financial statements with the Securities and Exchange Commission ("SEC"). This new guidance was effective immediately. The Company evaluates subsequent events through the date that the Company's financial statements are filed with the SEC.

        In April 2009, the FASB issued accounting guidance on how to determine fair value of financial assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly in light of the current economic environment. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The accounting guidance also clarified the recognition and presentation of other-than-temporary impairments of securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, the accounting guidance required disclosures about fair value of financial instruments in annual financial statements of publicly traded companies to also be disclosed during interim reporting periods. The Company's adoption of the accounting guidance in July 2009 had no impact on the Company's consolidated financial statements and only required additional financial statement disclosures
       (see Note 5).

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

        As of March 31, 2010, the total adjusted aggregate purchase price, including the additional payments of $369,500 which have been paid or accrued, since the acquisition was allocated to assets acquired and liabilities assumed as follows:

            Current assets              $  734,000
            Property and equipment         140,300
            Non-current assets              25,100
            Goodwill                       316,800
            Other intangible assets        639,000*
            Current liabilities         (  561,900)
                                        ___________
            Adjusted purchase price     $1,293,300
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

    Segment information is reported as follows:

                       Benchtop    Catalyst     Corporate
                       Laboratory  Research     and
                       Equipment   Instruments  Other     Consolidated
                       __________  ___________  _________ ____________
Three months ended March 31, 2010:

 Net Sales             $1,011,900   $  125,700   $    -      $1,137,600
 Foreign Sales            585,600       27,900        -         613,500
 Profit(Loss)             123,400   (  144,600)     10,300   (   10,900)
 Assets                 2,279,900    1,858,300     822,400    4,960,600
 Long-Lived Asset
  Expenditures             11,400         -           -          11,400
 Depreciation and
  Amortization             14,100       33,400        -          47,500

                       Benchtop    Catalyst      Corporate
                       Laboratory  Research      and
                       Equipment   Instruments   Other     Consolidated
                       __________  ___________   _________ ____________
Three months ended March 31, 2009:

 Net Sales             $  928,000   $  495,700   $    -      $1,423,700
 Foreign Sales            547,400      162,500        -         709,900
 Profit(Loss)              93,800   (   26,400)     4,700        72,100
 Assets                 2,200,200    1,337,400    925,700     4,463,300
 Long-Lived Asset
  Expenditures              8,000         -           -           8,000
 Depreciation and
    Amortization           14,500       35,600        -          50,100

    Approximately 64% and 67% of net sales of benchtop laboratory equipment for the three month periods ended March 31, 2010 and 2009, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

    Two benchtop laboratory equipment customers accounted in the aggregate for the three month periods ended March 31, 2010 and 2009 for approximately 32% and 26% of the segment's net sales, respectively, (29% and 23% of total net sales, respectively.)
    Accounts receivable from these two customers accounted for approximately 29% of total accounts receivable at March 31, 2010 and 16% at June 30, 2009, respectively.

    Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales for the three month period ended March 31, 2010 to one customer accounted for 47% of the segment's net sales (5% of total net sales and 11% of total accounts receivable at March 31, 2010.) Sales to three customers, combined accounted for 96% of that segment's net sales (33% of total net sales) for the three month period ended March 31, 2009 and none of the accounts receivable at June 30, 2009.)

                      Benchtop    Catalyst     Corporate
                      Laboratory  Research     and
                      Equipment   Instruments  Other      Consolidated
                      __________  ___________  _________  ____________
Nine months ended March 31, 2010:

 Net Sales            $3,180,200  $1,028,900   $   -      $4,209,100
 Foreign Sales         1,776,900     119,400       -       1,896,300
 Profit (Loss)           433,700  (  185,100)    24,200      272,800
 Assets                2,279,900   1,858,300    822,400    4,960,600
 Long-Lived Asset
  Expenditures            22,400        -          -          22,400
 Depreciation and
  Amortization            45,500     104,400       -         149,900


                      Benchtop    Catalyst     Corporate
                      Laboratory  Research     and
                      Equipment   Instruments  Other      Consolidated
                      __________  ___________  _________  ____________
Nine months ended March 31, 2009:

 Net Sales            $2,830,400   $1,320,600   $   -     $4,151,000
 Foreign Sales         1,673,000      254,000       -      1,927,000
 Profit(Loss)            293,600  (   184,700)    22,600     131,500
 Assets                2,200,200    1,337,400    925,700   4,463,300
 Long-Lived Asset
  Expenditures            12,500       19,800       -         32,300
 Depreciation and
  Amortization            43,900      111,100       -        155,000

    Approximately 68% of net sales of benchtop laboratory equipment for each of the nine month periods ended March 31, 2010 and 2009, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

    Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 30% and 29% of the segment's net sales for the nine month periods ended March 31, 2010 and 2009, respectively, (23% and 20% of total net sales for the 2010 and 2009 periods, respectively).
                                  7

    Sales of catalyst research instruments to three different customers, accounted for approximately 65% of that segment's net sales (16% of total net sales) for the nine months ended March 31, 2010. Sales to three other customers accounted for 27% of the segment's net sales (12% of total net sales) for the nine month period ended March 31, 2009.

    The Company's foreign sales are principally made to customers in Europe and Asia.

    More than a majority of the net sales of the Benchtop Laboratory Equipment Operations' are foreign sales. While changes in political and economic conditions in countries in which the customers are located could have a negative impact on the Company's sales and results, the Company does not believe it is a material risk, particularly since the sales are effected in United States Dollars through distributors.

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

    Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

    The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at March 31, 2010 and June 30, 2009 according to the valuation techniques the Company used to determine their fair values:

                             Fair Value Measurements Using Inputs
                                       Considered as

                            Fair Value at
                            March 31, 2010    Level 1    Level 2  Level 3
                            ______________    __________ _______ ________
Cash and cash equivalents       $  634,900    $  634,900  $  -    $  -
Available for sale securities      660,200       660,200     -       -
                                __________    __________  ______  _______
Total                           $1,295,100    $1,295,100  $  -    $  -
                                ==========    ==========  ======  =======

                             Fair Value Measurements Using Inputs
                                       Considered as

                            Fair Value at
                            June 30, 2009     Level 1    Level 2  Level 3
                            ______________    __________ _______ ________
Cash and cash equivalents       $  738,400    $  738,400  $  -      $  -
Available for sale securities      605,500       605,500     -         -
                            ______________    __________ _______ ________
Total                           $1,343,900    $1,343,900  $  -      $  -
                            ==============    ========== ======= ========

Investments in marketable securities classified as available-for-sale by security type at March 31, 2010 and June 30, 2009 consisted of the following:


                                                            Unrealized
                                                 Fair       Holding Gain
                                   Cost          Value      (Loss)
                                _________      _________    ____________
At March 31, 2010:
 Available for sale:
 Equity securities              $   7,800      $  10,600    $     2,800
 Mutual funds                     684,500        649,600        (34,900)
                                _________      _________    ____________
                                $ 692,300      $ 660,200    $   (32,100)
                                =========      =========    =============

                                                            Unrealized
                                                 Fair       Holding Gain
                                   Cost          Value      (Loss)
                                _________      _________    _____________
At June 30, 2009:
 Available for sale:
 Equity securities              $   6,200      $   8,900    $     2,700
 Mutual funds                     678,900        596,600        (82,300)

                                $ 685,100      $ 605,500    $   (79,600)

6.  Inventories:

    Inventories are based on perpetual inventory records at the end of the applicable periods. Components of inventory are as follows:

                                    March 31,             June 30,
                                    2010                  2009
                                 ____________           ___________
           Raw Materials         $1,000,700             $ 1,068,500
           Work in process          968,600                 321,000
           Finished Goods           151,200                 208,500
                                 __________             ___________
                                 $2,120,500             $ 1,598,000
                                 ==========             ===========

7.  Earnings per common share:

    Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

    Earnings (Loss) per common share was computed as follows:

                         For the Three Month   For the Nine Month
                         Periods Ended         Periods Ended
                         March 31,             March 31,
                         _____________________ _____________________
                            2010       2009        2010      2009
                        ___________  _________ ___________  ________
Net income (loss)       ($   6,800)  $  57,000   $ 196,000  $ 98,700
                        ===========  ========= ===========  ========
Weighted average common
 shares outstanding      1,196,577   1,184,730   1,195,876 1,182,461
Effect of dilutive
 securities                   -         22,182      15,738    29,071
                         _________   _________   _________ _________
Weighted average
 dilutive common shares
 outstanding             1,196,577   1,206,912   1,211,614 1,211,532
                         =========   =========   ========= =========
Basic earnings (loss) per
 common share            ($  .01)     $  .05      $  .16     $  .08
                         ========     ======      ======     ======
Diluted earnings (loss) per
 common share           ($   .01)     $  .05      $  .16     $  .08
                        =========     ======      ======     ======

    Approximately 53,000 and 6,500, respectively, shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2010 and 2009, because the effect would be anti-dilutive. Approximately 23,000 and 6,500 shares, respectively, of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the nine months ended March 31, 2010 and 2009, because the effect would be anti-dilutive.

8.  Comprehensive Income (Loss):

    The FASB established standards for disclosure of comprehensive income or loss, which includes net income or loss and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in net unrealized gains or losses on securities.) The Company's only source of other comprehensive income or loss is the net unrealized gain or loss on securities. The components of comprehensive income (loss) were as follows:

                            For the Three Month    For the Nine Month
                            Periods Ended          Periods Ended
                            March 31,              March 31,
                            ____________________   __________________
                               2010      2009       2010     2009
                            ____________________   __________________
 Net Income    (Loss)       ($  6,800)  $ 57,000   $196,000  $ 98,700

 Other comprehensive income(loss):
 Unrealized holding gain
  (loss) arising during
  period, net of tax             6,900  (    400)    47,500 (  48,800)
                             _________  _________  ________ __________
 Comprehensive income        $     100  $ 56,600   $243,500 $  49,900
                             =========  =========  ======== ==========

9.   Goodwill and Other Intangible Assets:

    In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to positive goodwill of $316,800 and $265,400 at March 31, 2010 and June 30, 2009, respectively, all of which is deductible for tax purposes. The related agreement provides for contingent payments to the former shareholders based on net sales for five designated periods of the Catalyst Research Instrument Operations subject to certain limits, which are expected to be earned and paid. The additional consideration amounted to $51,400 and $66,000 for the nine month periods ended March 31, 2010, and 2009, respectively.

        The components of other intangible assets are as follows:

                        Useful              Accumulated
                        Lives     Cost      Amortization    Net
                        ________  _______   ____________  ________
 At March 31, 2010:

 Technology               5 yrs.  $300,000   $200,000     $100,000
 Customer relationships  10 yrs.   237,000    151,100       85,900
 Non-compete agreement    5 yrs.   102,000     68,000       34,000
 Other intangible assets  5 yrs.   127,700    106,000       21,700
                                  ________   ________     ________
                                  $766,700   $525,100     $241,600
                                  ________   ________     ________

                        Useful              Accumulated
                        Lives     Cost      Amortization     Net
                        _______   ________  ____________  ________
 At June 30, 2009:

 Technology               5 yrs.   $300,000   $155,000    $145,000
 Customer relationships  10 yrs.    237,000    129,200     107,800
 Non-compete agreement    5 yrs.    102,000     52,700      49,300
 Other intangible assets  5 yrs.    124,400     95,600      28,800
                                  _________  __________   ________
                                   $763,400   $432,500    $330,900
                                  _________  __________   ________

Total amortization expense was $29,000 and $31,800 for the three months ended March 31, 2010 and 2009, respectively and $92,600 and $100,800 for the nine months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, estimated future amortization expense related to intangible assets is $28,800 for the remaining three months of the fiscal year ending June 30, 2010, $109,500 for fiscal 2011, $52,600 for fiscal 2012, $13,000 for fiscal 2013, $9,300 for fiscal 2014, and $28,400 thereafter.

    10. Note Payable

    On January 20, 2010, the Company and Capital One Bank, N.A. ("Bank") agreed to extend through January 3, 2011 in the form of a restatement, the Company's existing promissory note, which provides for maximum borrowings of up to $500,000. Advances requested by the Company are at the discretion of the Bank. Interest is charged at the Bank's prime rate, which was 3.25% as of March 31, 2010. The
    Company had no borrowings outstanding as of March 31, 2010 and June 30, 2009.

    The borrowings are collaterized by the Company's assets to the extent of amounts borrowed and outstanding and all outstanding amounts are due and payable on January 3, 2011.

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis or Plan of Operations
___________________________________________________________________


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

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $103,500 to $634,900 as of March 31, 2010 from $738,400 as of June 30, 2009.

Net cash provided by operating activities was $106,700 for the nine month period ended March 31, 2010 as compared to net cash used in operating activities of $525,200 for the nine month period ended March 31, 2009, due mainly to the income for the current fiscal year period, lower accounts receivable balances and an increase in advances from customers of Altamira with respect to their orders. Cash used in investing activities was $143,700 for the nine month period ended March 31, 2010 compared to $149,000 for the nine month period ended March 31, 2009, primarily the result of the smaller amount of additional contingent consideration paid post-closing for the acquisition of Altamira.

On September 17, 2009, the Board of Directors of the Company declared a cash dividend of $.06 per share of Common Stock which was paid on December 21, 2009 to holders of record as of the close of business on October 23, 2009. Net cash used in financing activities for the nine month period ended March 31, 2010 was $66,500 compared to $41,200 used for the nine month period ended March 31, 2009, primarily due to the $50,000 advance under the line of credit made in the earlier period.

The Company's working capital increased by $232,100 to $3,215,200 as of March 31, 2010 from working capital of $2,983,100 at June 30, 2009 mainly the result of the income for the nine months ended March 31, 2010. Pursuant to a promissory note with Capital One Bank, N.A. which was restated in January 2010 and extended from November 1, 2009 to January 3, 2011, at the request of the Company, the Bank at its sole discretion may extend to the Company advances not to exceed an aggregate of $500,000. The advances are to be secured by the Company's assets and bear interest at the Bank's prime rate. Management believes that the Company will be able to meet its cash flow needs for the next 12 months from its available financial resources including the restated promissory note and investment securities.

Results of Operations
_____________________

Financial Overview
__________________

The Company recorded a pretax loss of $10,900 for the three month period ended March 31, 2010 compared to pretax income of $72,100 for the three month period ended March 31, 2009 principally due to a loss incurred by the Catalyst Research Instruments segment of $144,600 compared to a $26,400 loss for the same three month period last year; the greater loss caused by a reduction in net sales and gross margins for the segment. For the comparative three month periods, the segment profit of the Benchtop Laboratory Equipment operations increased to $123,400 from $93,800 last year due to higher sales and increased gross margins.

For the comparative nine month periods, the Benchtop Laboratory Equipment Operations profit increased by $140,100 to $433,700 from $293,600, the result of higher sales and gross margins while the Catalyst Research Instruments Operations recorded a loss of $185,100 for the nine month period ended March 31, 2010 compared to a loss of $184,700 for the nine month period ended March 31, 2009. As of March 31, 2010, the Catalyst Research Instrument Operations had an order backlog of $1,600,000. A majority of the March 31, 2010 backlog is expected to be filled by the end of the current fiscal year, including a $555,000 order, which because of customer-related delays and unbillable changes will result in lower overall gross margins for the segment and the Company. This backlog has also resulted in an increase in work-in-process inventory at March
31, 2010 compared to June 30, 2009.


Three Months Ended March 31, 2010 Compared With the Three
Months Ended March 31, 2009
____________________________________________________________

Net sales for the three months ended March 31, 2010 decreased by $286,100 (20.1%) to $1,137,600 compared to $1,423,700 for the three months ended March 31, 2009 as a result of a $370,000 decrease in sales of catalyst research instruments, partially offset by an $83,900 increase in sales of benchtop laboratory equipment. Sales of benchtop laboratory equipment products generally are comprised of small purchase orders from distributors, while sales of the catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each; subjecting the segment's revenues to material fluctuations.

The gross profit percentage for the three months ended March 31, 2010 increased to 42.0% compared to 39.1% for the three months ended March 31, 2009, due primarily to lower material costs and the benefit of having fixed overhead spread over the increased sales of the Benchtop Laboratory Equipment Operations for the current fiscal year period.

General and administrative ("G&A") were substantially the same
(a $3,100 increase) for the three month comparative periods.

Selling expenses for the three months ended March 31, 2010
increased by $27,400 (24.0%) to $141,800 compared to $114,400 for the three months ended March 31, 2009, due primarily to the addition in June, 2009 of a Sales Manager for the Benchtop Laboratory Equipment Operations.

Research and development expenses for the three months ended March 31, 2010 decreased by $21,200 (20.5%) to $82,300 compared to $103,500 for the three months ended March 31, 2009, primarily the result of reduced new product development activity by the Catalyst Research Instruments operations.

Interest and other income for the three months ended March
31, 2010 increased by $5,600 to $10,300 from $4,700 for the
three months ended March 31, 2009 primarily due to the rental income from a new subtenant at the Company's New York facility.

The loss for the three months ended March 31, 2010 resulted in a tax benefit of $4,100 as compared to $15,100 income tax expense for the three months ended March 31, 2009.

As a result of the foregoing, the Company recorded a net loss for the three months ended March 31, 2010 of $6,800 compared to net income of $57,000 for the three months ended March 31, 2009.

Nine Months Ended March 31, 2010 Compared With the Nine Months
Ended March 31, 2009
___________________________________________________________________

Net sales for the nine months ended March 31, 2010 increased by $58,100 (1.4%) to $4,209,100 compared to $4,151,000 for the nine months ended March 31, 2009, as a result of the $349,800 increase in benchtop laboratory equipment net sales, partially offset by a decrease of $291,700 in catalyst research instruments net sales. Sales of benchtop laboratory equipment products generally are comprised of small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each; subjecting the segment's revenues to material fluctuations.

The gross profit percentage for the nine months ended March 31, 2010 increased to 42.4% compared to 36.3% for the nine months ended March 31, 2009, due primarily to lower material costs and the benefit of having fixed overhead spread over the increased sales of the Benchtop Laboratory Equipment Operations for the current fiscal year period.

G&A expenses increased by $80,200 (10.5%) to $847,300 for the nine months ended March 31, 2010 from $767,100 for the comparable period of the prior fiscal year, primarily as a result of higher salaries and slight increases in the other expenses.

Selling expenses for the nine months ended March 31, 2010 increased by $104,000 (33.1%) to $418,400 compared to $314,400 for the nine months ended March 31, 2009, due primarily to the addition in June, 2009 of a Sales Manager for the Benchtop Laboratory Equipment Operations.

Research and development expenses for the nine months ended March 31, 2010 decreased by $46,200 (14.5%) to $271,500 as compared to
$317,700 for the nine months ended March 31, 2009, primarily the result of reduced new product development activity by the Catalyst Research Instruments Operations.

Interest and other income for the nine months ended March 31, 2010 increased by $1,600 to $24,200 from $22,600 for the nine months ended March 31, 2009, primarily due to the rental income derived from a new subtenant at the Company's New York facility, and the interest earned on cash advances from the Catalyst Research Instruments Operations customers.

The higher income for the nine months ended March 31, 2010 resulted in an increase in income tax expense to $76,800 for the nine months ended March 31, 2010 as compared to $32,800 for the nine months ended March 31, 2009.

As a result of the foregoing, net income for the nine months ended March 31, 2010 increased by $97,300 (98.6%) to $196,000 as compared with $98,700 for the nine months ended March 31, 2009.

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


Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibit Number:    Description

       31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:
                          On January 20, 2010 Registrant filed a Report on Form 8-K, reporting under Item 1.01.

<APGE>

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

Date: May 14, 2010