Form 10-Q/A
period 2009-09-30
SCIENTIFIC INDUSTRIES INC
filed 2010-06-01
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q/A
                             No. 1
(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2009

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number:             0-6658
                       _____________________________________________

                  SCIENTIFIC INDUSTRIES, INC.
____________________________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware                              04-2217279
____________________________       _________________________________
(State or other jurisdiction       (IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                        11716
________________________________________              _______________
(Address of principal executive offices)                 (Zip Code)

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

    Large accelerated filer_______    Accelerated Filer_______

    Non-accelerated filer_________    Smaller reporting company   X
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes      { X }No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of November 6, 2009 was 1,196,577 shares.

                         Explanatory Note
                         ________________

Registrant is filing this Amendment No. 1 on Form 10-Q/A to amend Item no. 6(1), Exhibit No. 31.1, Certification of Chief Executive Officer and chief Financial Officer, to provide corrected language in the certification. This Amendment No. 1 does not reflect events after the date of the filing of the Report and does not modify or update disclosures made in the Report except to correct the language in Exhibit 31.1.

     Exhibits filed with this Amendment No. 1 on Form 10-Q/A

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

Date: June 1, 2010