Form 10-Q/A
period 2009-12-31
SCIENTIFIC INDUSTRIES INC
filed 2010-06-01
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q/A
                             No. 1

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended December 31, 2009

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________

Commission File Number:             0-6658
                       ____________________________

                  SCIENTIFIC INDUSTRIES, INC.
___________________________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware                            04-2217279
____________________________     ___________________________________
(State or other jurisdiction      (IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                        11716
________________________________________                ____________
(Address of principal executive offices)                 (Zip Code)

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

    Large accelerated filer_______     Accelerated Filer________

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

>page>

                         Explanatory Note
                         ________________

Registrant is filing this Amendment No. 1 on Form 10-Q/A to amend Item no. 6(1), Exhibit No. 31.1, Certification of Chief Executive Officer and Chief Financial Officer, to provide corrected language i the certification. This Amendment No. 1 does not reflect events after the date of the filing of the Report and does not modify or update disclosures made in the Report except to correct the language in Exhibit 31.1.

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




                              Scientific Industries, Inc.
                              Registrant


                              /s/ Helena R. Santos
                              _____________________
                              Helena R. Santos
                              President, Chief Executive Officer
                              and Treasurer
                              Principal Executive, Financial and
                              Accounting Officer

Date: June 1, 2010