Form 10-K
period 2010-06-30
SCIENTIFIC INDUSTRIES INC
filed 2010-09-27
CIK 87802

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934
                    For the fiscal year ended June 30, 2010

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from_______to________

                  Commission file number 0-6658

                     SCIENTIFIC INDUSTRIES, INC.
            _________________________________________
            (Exact Name of Registrant in Its Charter)

       Delaware                                         04-2217279
_______________________________                     __________________
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

70 Orville Drive, Bohemia, New York                       11716
________________________________________             __________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (631) 567-4700

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class        Name of each exchange on which registered
   ___________________        _________________________________________
          None                                None

Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, par value $.05 per share
             ______________________________________
                        (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.      Yes [   ]     No [ x ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act Yes [   ]     No [ x ]


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

 Large accelerated filer [   ]        Accelerated filer          [   ]

 Non-accelerated filer   [   ]        Smaller reporting company  [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act)               Yes [   ]     No [ x ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 20, 2010 is $2,429,900.

The number of shares outstanding of the registrant's common stock, par value $.05 per share ("Common Stock") as of August 20, 2010 is 1,196,577 shares.


               DOCUMENTS INCORPORATED BY REFERENCE

None.

                  SCIENTIFIC INDUSTRIES, INC.

                      Table of Contents

PART I

 ITEM 1.   BUSINESS                                                     4

 ITEM 1A.  RISK FACTORS                                                 8

 ITEM 2.   PROPERTIES                                                  10

 ITEM 3.   LEGAL PROCEEDINGS                                           10

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         10

PART II
 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES           11

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                         11

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 13

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                         13

 ITEM 9A.  CONTROLS AND PROCEDURES                                     13

 ITEM 9B.  OTHER INFORMATION                                           14

PART III
 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE      14

 ITEM 11.  EXECUTIVE COMPENSATION                                      16

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                  21

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE                                                22

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                      23

PART IV
 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                  24

SIGNATURES                                                             28

EXHIBIT-31. CERTIFICATION                                              29

EXHIBIT-32. CERTIFICATION                                              31

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

       Products.

       Benchtop Laboratory Equipment.   The Company's Benchtop Laboratory
Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers. Sales of the Vortex-Genie(R) 2 Mixer, the Company's principal product, (excluding accessories) represented approximately 41% and 44% of the Company's total sales for the fiscal years ended June 30, 2010 ("fiscal 2010") and June 30, 2009 ("fiscal 2009"), respectively, or 68% and 69%, respectively, of the segment's sales for fiscal 2010 and fiscal 2009.

       The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds.

       The Company's additional mixers and shakers include a high speed touch mixer; a mixer with an integral timer, a patented cell disruptor; microplate mixers, a vortex mixer incorporating digital control and display; a large capacity multi-vessel vortex mixer and shaker, and introduced in October 2009, the Orbital-Genie(TM), a large capacity orbital shaker.

       The Company also offers a patented benchtop multi-purpose rotator/rocker, designed to rotate and rock a wide variety of containers which are magnetically attached to the unit's magnetized platform, a refrigerated incubator and an incubator shaker, both of which are multi-functional benchtop environmental chambers designed to perform various shaking and stirring functions under controlled environmental conditions.

       The line of magnetic stirrers include a patented high/low programmable magnetic stirrer; a four-place high/low programmable magnetic stirrer; a large volume magnetic stirrer available in analog and digital versions; and a four-place general purpose stirrer.

       Catalyst Research Instruments. The Catalyst Research Instrument products are offered through the Company's subsidiary, Altamira. Its flagship product is the AMI-200(TM) which is used to perform traditional catalyst characterization experiments on an unattended basis. The product also features a stand-alone personal computer to control the instrument and incorporates proprietary LabVIEW -based software. In June 2009, the Company introduced the AMI-300(TM) Catalyst Characterization Instrument which incorporates a sophisticated data handling package and is designed to perform dynamic temperature-programmed catalyst characterization experiments. All AMI model instruments are designed or adapted to a customer's individual requirements.

       Other Catalyst Research Instrument products include reactor systems, high throughput systems and micro-activity reactors, including the Company's BenchCAT custom reactor systems. They are available with single and multiple reactor paths and with reactor temperatures up to 1200 degrees celsius. The systems feature multiple gas flows, are available in gas and gas/liquid configurations, and feature one or more stand-alone personal computers with the LabVIEW(R)-based control software.

       Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

       Major Customer. Sales principally of the Vortex-Genie 2 Mixer, to one customer, which is one of the two major distributors of laboratory equipment, represented less than 10% of total sales (14.5% and 15% of Benchtop Laboratory Equipment product sales) for fiscal 2010 and fiscal 2009, respectively. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $100,000 to a limited number of customers. In fiscal 2010, sales to three customers, each of which represented at least 10% of that segment's sales, accounted for an aggregate of 45% of the segment's sales (18% of total sales). In fiscal 2009, sales to three different customers, each of which represented at least 10% of that segment's sales, accounted for an aggregate of 36% of the segment's total sales (13% of total sales).

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

       Assembly and Production. The Company has an operating facility in Bohemia, New York from which its Benchtop Laboratory Equipment Operations are conducted and another in Pittsburgh, Pennsylvania from which its Catalyst Research Instruments Operations are conducted. The Company's production operations principally involve assembly of components supplied by various domestic and international independent suppliers. Through fiscal 2009 a substantial portion of benchtop laboratory equipment components were produced overseas and purchased from one vendor with purchases through that U.S. vendor accounting for approximately 11% of total material purchases and 16% of the segment's material purchases.
For fiscal 2010, purchases from or through the vendor accounted for less than 2% of the total material purchases and 4% of the segment's material purchases. See "Risk Factors - The Company is Heavily Dependent on Outside Suppliers for the Components of Its Products".

       Patents, Trademarks, Licenses and Franchises.

       Patents. The Company holds several United States patents relating to its products, including a patent which expires in September 2015 for the TurboMix(TM), an accessory to the Vortex-Genie 2 Mixer, a patent which expires in July 2016 on the Roto-Shake Genie(R); a patent which expires in November 2022 on the MagStir Genie(R), MultiMagStir Genie(R), and Enviro-Genie(R), and a patent which expires in January 2023 on a biocompatible bag with integral sensors.

       Trademarks. The Company has various proprietary marks, including AMI(TM), BenchCAT(TM), Disruptor Beads(TM), Disruptor Genie(R), Enviro-Genie(R), Genie(TM), MagStirGenie(R), MegaMag Genie(R), MicroPlate Genie(R), MultiMagStir Genie(R), Multi-MicroPlate Genie(R), Orbital-Genie(TM), QuadMag Genie(R), Roto-Shake Genie(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

       Licenses. The Company has several licensing agreements for technology and patents used in the Company's business. A non-exclusive worldwide sublicense from Fluorometrix Corporation relates to the development, production and marketing of incubator systems for vessels, including bags in volumes ranging from 250 milliliters to 5 liters. The Company also holds a license as to the technology related to its patent for the Roto-Shake Genie, and a patent related to its TurboMix attachment for the Vortex-Genie and Disruptor Genie. The license fees for fiscal 2010 and fiscal 2009 paid and payable by the Company aggregated $12,900 and $11,800, respectively.

       Foreign Sales. The Company's sales to overseas customers, including distributors, principally in Asia and Europe, accounted for approximately 37% and 45% of the Company's net sales for fiscal 2010 and fiscal 2009, respectively. Such sales are paid in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

       Seasonality. The Company does not consider its business to be seasonal.

       Backlog. The backlog for Benchtop Laboratory Equipment products is not significant because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. The backlog for Catalyst Research Instrument products as of June 30, 2010 was $454,000, most of which is expected to be filled by December 31, 2010, as compared to a backlog of $1,216,600 as of June 30, 2009.

       Competition.   Most of the Company's competitors are
substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company's main competition for its Benchtop Laboratory Equipment products in the United States derives from private label brand mixers offered by the two largest laboratory equipment distributors in the United States, who dominate the end user market. The Company believes its vortex mixer products and trademarks are factors in that market around the world.

       The Company's major competitors for its Benchtop Laboratory Equipment are Henry Troemner, Inc. (a private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), Barnstead/Thermolyne Corporation, (an Apogent Technologies company owned by Thermo Fisher Scientific, Inc.), IKA-Werke GmbH & Co.
KG, a German company, and Heidolph Instruments GmbH, a German company.

       The primary competition for the Company's Catalyst
Research Instrument products is in the form of instruments produced internally by research laboratory staffs of potential customers. Competitors in the United States include Quantachrome Instruments, and Micromeritics Instrument Corporation, each a privately-held company.

       Research and Development. The Company incurred research and development expenses, the majority of which relate to new Benchtop Laboratory Equipment products, of $343,800 during fiscal 2010 compared
to $452,600 during fiscal 2009.   The Company expects research and
development expenditures for each of its two operations in the fiscal year ending June 30, 2011 to increase to the approximate level of those for fiscal 2009.

       Government and Environmental Regulation. The Company's products and claims with respect thereto have not required approval of the Food and Drug Administration or any other government approval. The Company's manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed, if adopted, federal, state, and local regulations to protect the environment, establish occupational safety and health standards and cover other matters. The Company believes that its operations are in compliance with existing laws and regulations and the cost to comply is not significant to the Company.

       Employees. As of August 20, 2010, the Company employed 31 persons (19 for the Benchtop Laboratory Equipment Operations and 12 for the Catalyst Research Instruments Operations) of whom 26 were full-time, including its three executive officers. None of the Company's employees is represented by any union.

       Available Information. The Company's Annual Report to Stockholders for fiscal 2010, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company's proxy material and solicitation as it relates to the Company's 2010 Annual Meeting of Stockholders. All the Company's reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the "SEC" or the "Commission"), including amendments to such reports, are available on the SEC's website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company's public filings can be accessed through the Company's website at http://scientificindustries.com/financial.html.

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

Dependence on a Major Customer

       The laboratory equipment industry is dominated in the U.S. by two major laboratory equipment distributors, one of which, is the Company's largest customer for the Company's Benchtop Laboratory Equipment products. Sales to this customer, although accounting for less than 10% of total sales for each of fiscal 2010 and fiscal 2009, accounted for 14.5% and 15%, respectively, of the sales of the Benchtop Laboratory Equipment Operations. Commencing in January 2009 this distributor discontinued the inclusion of the Company's Benchtop Laboratory Equipment products in its new catalog resulting in a reduction in sales to this distributor; however, the Company's products continue to be offered through the distributor's website, and upon requests made directly to the distributor from customers resulting in an increase in sales to this customer for fiscal 2010.

       No representation can be made that the Company will be successful in retaining this customer or further increasing sales to or on behalf of this customer, the result of which could have an adverse effect on future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a Substantial Portion of Revenues

       The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 68% and 69% of Benchtop Laboratory Equipment sales, for fiscal 2010 and fiscal 2009, respectively, and 41% and 44% of total sales for fiscal 2010 and fiscal 2009, respectively.

The Company is A Small Participant in Each of the Two Industries in Which It Operates

       The Benchtop Laboratory Equipment industry is highly competitive. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($4,272,700 for fiscal 2010 and $3,848,400 for fiscal 2009) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. In the past few years, there have been several entrants into the vortex mixer market, including the manufacturer of the private label mixers of the two largest distributors.

       The production and sale of Catalyst Research Instruments products is highly competitive. Altamira's competitors include several companies with greater resources and many laboratories which produce their own instruments.

The Company's Ability to Grow and Compete Effectively Depends In Part on Its Ability to Develop and Effectively Market New Products

       Over the past ten years, the Company has continuously invested in the development and marketing of new Benchtop Laboratory Equipment products with a view to increasing revenues and reducing the Company's dependence on the Vortex-Genie 2 Mixer. Gross revenues derived from new Benchtop Laboratory Equipment products (those other than the Vortex-Genie 2 Mixer) increased to $1,389,400 for fiscal 2010 from $1,217,300, for fiscal 2009. The segment's ability to compete will depend upon the Company's success in developing and marketing new laboratory equipment as to which no assurance can be given.

       The Company relies primarily on distributors and their catalogs to market its Benchtop Laboratory Equipment products. Accordingly, sales of new products are heavily dependent on the distributors' decision to include and retain a new product in the distributors' catalogs and on their websites. It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered. In fiscal 2009, the Company hired a new sales manager to bolster its sales efforts to distributors and directly to end users.

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

       The Company's Catalyst Research Instruments line of products consists of only a few products. The ability of the Company to compete in this segment and expand the line will depend on its ability to make engineering improvements to existing products and develop and add new products incorporating more current technology. For this purpose, in fiscal 2009, the Company hired a new software engineer and engaged outside product design services to develop new catalyst research products, one of which was introduced in fiscal 2009. No assurance can be given that the Company's new product development and related marketing efforts will enable the segment to be competitive or that the Company will be successful in developing or improving products which will be commercially feasible.

The Company May Be Subject to General Economic, Political, and Social
Factors

       Orders for the Company's products, particularly its Catalyst Research Instruments products, depend in part, on the customer's ability to secure funds to finance purchases. Availability of funds can be affected by budgetary constraints. Factors such as a general economic recession, such as the one which commenced in fiscal 2009, or another major terrorist attack could have a negative impact on the availability of funding including grants to potential customers.

       The Company's ability to secure new Catalyst Research Instruments orders can also be affected by changes in domestic and international policies pertaining to energy and the environment, which could affect funding of potential customers.

The Company is Heavily Dependent on Outside Suppliers for the Components of Its Products

       During the past few years, the Company had relied on a single supplier for certain of its Benchtop Laboratory Equipment products, including the Vortex-Genie 2. Currently, that vendor supplied the Company with an insignificant amount of components (less than 10% of material purchases for the segment for fiscal 2010), as compared to 16% of the segment's material purchases for fiscal 2009. Although in fiscal 2010 the Company did not rely on any single overseas vendor for a significant amount of its material purchases for the Benchtop Laboratory Equipment products, it does rely on several overseas vendors for various components. Many of the Company's suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily and quickly be procured or, where feasible and cost effective, purchases are made from more than one supplier.

The Company's Ability to Compete Depends in Part on Its Ability To Secure and Maintain Proprietary Rights to its Products

  The Company has no patent protection for its principal product the Vortex-Genie 2 Mixer and limited patent protection on a few other Benchtop Laboratory Equipment products. There are several competitive products available in the marketplace possessing similar technical
specifications and design.   The Company does not have any patent
protection for any of its Catalyst Research Instruments products.

  There can be no assurance that the Company will be successful in obtaining additional patents, that any patent issued or licensed to the Company provides or will provide the Company with competitive
advantages or will not be challenged by third parties.   Furthermore,
there can be no assurance that others will not independently develop similar products or design around the patents related to the Company's products. Any of the foregoing activities could have a material adverse effect on the Company. Moreover, the enforcement by the Company of its patent rights may require substantial litigation costs.

The Company Has Limited Management Resources

  The loss of the services of any of Ms. Helena Santos, the Company's Chief Executive and Financial Officer and President, Mr. Robert Nichols, the Company's Executive Vice President and Mr. Brookman March, President of Altamira, or any material expansion of the Company's operations could place a significant additional strain on the Company's limited management resources and could be materially adverse to the Company's operating results and financial condition.

The Common Stock of the Company is Thinly Traded and is Subject to
Volatility

  As of August 20, 2010, there were only 1,196,577 shares of Common Stock of the Company outstanding, of which 394,642 shares (33%) were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2010 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.


Item 2.  Properties.

       The Company's executive offices and principal manufacturing facility for its Benchtop Laboratory Equipment Operations comprise approximately 25,000 square feet, are located in Bohemia, New York and held pursuant to a lease expiring in January 2015. The Company's Catalyst Research Instruments Operations are conducted from an approximately 6,600 square foot facility in Pittsburgh, Pennsylvania held pursuant to a lease expiring in July 2011. See
Note 10 to the Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company's two operations. In the opinion of management, all properties are adequately covered by insurance.


Item 3.  Legal Proceedings.

       The Company is not a party to any pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2010.

                             PART II

Item 5.  Market for the Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.

       The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2009 and fiscal 2010, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

   For Fiscal Quarter Ended:      Low Bid       High Bid
   _________________________      _______       ________

        09/30/08                   $2.75         $3.75
        12/31/08                    1.75          2.89
        03/31/09                    1.49          2.50
        06/30/09                    1.26          1.95
        09/30/09                    1.71          2.78
        12/31/09                    2.63          3.00
        03/31/10                    2.63          3.37
        06/30/10                    2.61          3.36

(a) As of August 20, 2010, there were 519 record holders of the Company's Common Stock.

(b) On December 21, 2009, the Company paid a cash dividend of $.06 per share to stockholders of record on October 23, 2009. On January 15, 2009, the Company paid a cash dividend of $.08 per share to stockholders of record on October 27, 2008. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Forward-Looking statements. Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements and the related notes included elsewhere in this report.

          Overview. The Company's income before income taxes increased by $373,700 (93%) to $777,600 for fiscal 2010 compared to $403,900 for fiscal 2009 due to increases in profits generated by both the Catalyst Research Instruments Operation and the Benchtop Laboratory Equipment
Operations.   The Catalyst Research Instruments Operations had incurred
a loss in the prior fiscal year. Both business segments benefitted from increased sales and gross margins in fiscal 2010.

       The slowdown in the nation's economy had an adverse effect on the Company's Catalyst Research Instruments Operations for fiscal 2009, and while the Company experienced increases in this segment's sales in fiscal 2010, there is still uncertainty as to the future sales and the availability and amount of research grants and project funding for large purchases by the Company's customers.

       Results of Operations. Net sales for fiscal 2010 increased by $1,081,000 (18.0%) to $7,070,100 as compared with $5,989,100 for fiscal
2009. Net sales of the Benchtop Laboratory Equipment Operations increased by $424,300 (11.0%) primarily due to increased sales to U.S. customers.

       Net sales of the Catalyst Research Instruments
Operations increased by $656,700 (30.7%) due to an increase in large orders from non-governmental customers. Sales of this segment's products are comprised of a small number of large orders, typically averaging more than $100,000 each. As of June 30, 2010, the order backlog for Catalyst Research Instrument products was $454,000, all of which the Company anticipates filling by December 31, 2010, compared with $1,216,600 as of June 30, 2009.

       The gross profit percentage for fiscal 2010 increased to 38.8% compared to 36.6% for fiscal 2009, due primarily to increased sales and lower material costs for the Benchtop Laboratory Equipment Operations and increased sales and lower labor and overhead costs for the Catalyst Research Instruments Operations.

       General and administrative expenses for fiscal 2010 increased by $188,800 (20.8%) to $1,098,200 compared to $909,400 for fiscal
2009 due primarily to higher administrative staffing costs for the Catalyst Research Instruments and higher salaries and increases in various other expenses, principally insurance and payroll taxes for the Benchtop Laboratory Equipment Operations.

       Selling expenses for fiscal 2010 increased by $118,600
(27.2%) to $554,100 from $435,500 for fiscal 2009, primarily due to the addition in June 2009 of a Sales Manager for the Benchtop
Laboratory Equipment Operations.

       Research and development expenses decreased by $108,800
(24.0%) to $343,800 compared to $452,600 for fiscal 2009, primarily the result of reduced new product development activity by the Catalyst Research Instruments Operations and lower cost development projects of the Benchtop Laboratory Equipment Operations.

       Other income increased by $26,200 (340.3%) to $33,900 for fiscal 2010 from $7,700 for fiscal 2009, primarily because fiscal
2009 included a write-off of an asset related to the Catalyst
Research Instruments Operations.

       Income tax expense for fiscal 2010 was $237,900 compared to $84,400 for fiscal 2009 due to higher income.

       As a result of the foregoing, net income for fiscal 2010 was $539,700, an increase of $220,200 (68.9%) from $319,500 for fiscal 2009.

       Liquidity and Capital Resources. Cash and cash equivalents decreased by $105,800 (14.3%) to $632,600 as of June 30, 2010 from
$738,400 as of June 30, 2009.

       Net cash provided by operating activities was $115,300 for fiscal 2010 as compared to net cash used in operating activities of $47,800 for fiscal 2009, due mainly to the income for fiscal 2010 and lower inventory and higher accounts payable balances, partially offset by an increase in accounts receivable and less advances received from customers of Altamira with respect to their orders. Cash used in investing activities was $154,500 for fiscal 2010 compared to $188,100 for fiscal 2009, primarily the result of the smaller amount of additional contingent consideration paid post-closing for the acquisition of Altamira, and lower capital expenditures by the Catalyst Instruments Operations.

       Cash used in financing activities was $66,500 compared to $91,200 for fiscal 2009 mainly due to the lower cash dividend in fiscal 2010.

       On September 21, 2010, the Board of Directors of the Company declared a cash dividend of $.09 per share of Common Stock payable on December 15, 2010 to holders of record as of the close of business on October 18, 2010.

       The Company's working capital of $3,512,700 as of June 30, 2010 increased by $529,600 (17.8%) from the working capital of $2,983,100 as of June 30, 2009, primarily the result of the increase in the Company's profitability.

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

       Management believes that the Company will be able to meet, absent a material capital expenditure, its cash flow needs during the 12 months ending June 30, 2011 from its available financial resources including its cash and investment securities, and operations.

       Capital Expenditures. During fiscal 2010, the Company incurred $27,900 in capital expenditures. The Company expects that based on its current operations, its capital expenditures will not be materially higher for the fiscal year ending June 30, 2011.

       Off-Balance Sheet Arrangements.  None.


Item 8.       Financial Statements and Supplementary Data.

       The Financial Statements required by this item are attached hereto on pages F1-F21.


Item 9.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

       Not applicable.

Item 9A.  Controls and Procedures.

       Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, based on an evaluation of the Company's disclosure controls and procedures
(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

       Management's Annual Report on Internal Control Over Financial
Reporting.   Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f). The Company's internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

       The Chief Executive and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting as of June 30, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission (COSO) in Internal Control   Integrated
Framework.

       Based on the assessment of the Company's Chief Executive and Chief Financial Officer of the Company, it was concluded that as of June 30, 2010, the Company's internal controls over financial reporting were effective based on these criteria.

       This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

       Changes in Internal Control Over Financial Reporting. There was no change in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

       Inherent Limitations on Effectiveness of Controls. The Company's management, including its Chief Executive and Chief Financial Officer, believes that its disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.


Item 9B.  Other Information.

       Not applicable.

                           PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

       Following the resignation in February 2010 of Mr. Arthur M. Borden as a Director, the Board of Directors set six as the number of Directors of the Company.

       The Company has the following six Directors:

       Joseph G. Cremonese (age 74), a Director since November 2002 and Chairman of the Board since February 2006, has been a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies, including the Company, engaged in the production and sale of products for science and biotechnology. Since March 2003, he has been a director of and consultant to Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, the largest U.S. distributor of laboratory equipment.

       Joseph I. Kesselman (age 85), a Director since 1961 and
Chairman of the Board from August 2002 until his resignation in February 2006, has been for more than five years a consultant to various corporations, including Nuclear and Environmental Protection Inc., and Perrot Duval Management, S.H. and its subsidiaries (a Swiss management company). Mr. Kesselman had been a director of Nuclear and Environmental Protection Inc.

       Roger B. Knowles (age 85), a Director since 1965, is retired. During the past five years he had been, although not currently, involved in liquidating various real estate and manufacturing concerns.

       Grace S. Morin (age 62), a Director since December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition in November 2006 by the Company. Ms. Morin had been employed by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility as a full-time employee through March 31, 2009 and since that date as a part-time consultant. Prior to December 2003, she was a general business consultant for two years, and prior to that a member of senior management of a designer of gas flow environmental engineered products for approximately four years.

       Helena R. Santos (age 46), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

       James S. Segasture (age 74), a Director since 1991, has been a private investor since February 1990.

       The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company to be held at the annual meeting following: the fiscal year ending June 30, 2010 - two Directors (Mr. Kesselman and Ms. Morin, Class B), the fiscal year ending June 30, 2011 - two Directors (Messrs. Cremonese and Knowles, Class C), and the fiscal year ending June 30, 2012 - two Directors (Ms. Santos and Mr. Segasture, Class A).

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

Executive Officers

       Helena R. Santos, CPA (age 46), employed by the Company since 1994, has served since August 2002 as President, Chief Executive
Officer and Treasurer. See "Directors for additional background information.

       Robert P. Nichols (age 49), employed by the Company since February 1998, has served since August 2002 as Executive Vice President. Previously, he had been since May 2001 Vice President, Engineering. Prior to joining the Company, Mr. Nichols was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

       Brookman P. March (age 65) has been Director of Sales and Marketing since November 30, 2006 and President since July 2008 of Altamira, which conducts the Catalyst Research Instruments operation. He had been Vice President and a Director of Altamira from December 2003 until it was acquired by the Company. Mr. March is the husband of Ms. Morin, a Director.

Section 16(a) Beneficial Ownership Reporting Compliance

       The Company believes that, for the year ended June 30, 2010, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

       We have adopted a code of ethics that applies to our Executive Officers and Directors. A copy of the code of ethics can be found on our website at www.scientificindustries.com.

Item 11.  Executive Compensation.

       The following table summarizes all compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2010 and 2009.

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

       Increases in the annual compensation of each of its executive officers provided by their employment agreements were based on the foregoing factors and the increase in sales and income under their management.

                   SUMMARY COMPENSATION TABLE
______________________________________________________________________

                                                  Non-      Non-
                                                  Equity    Qualified
                                                  Incentive Deferred
Name                                              Plan      Comp-
and                               Stock  Option   Comp-     ensation
Principal  Fiscal  Salary  Bonus  Awards Awards   ensation  Earnings
Position   Year    ($)     ($)    ($)    ($)      ($)       ($)
(a)        (b)     (c)     (d)    (e)    (f)      (g)       (h)
______________________________________________________________________
Helena R.  2010    131,500 5,000  0      0        0         0
Santos,    2009    125,000 0      0      0        0         0
CEO,
President,
CFO
______________________________________________________________________
Robert P.  2010    121,300 5,000  0      0        0         0
Nichols,   2009    117,500 0      0      0        0         0
Exec.
V.P.
______________________________________________________________________
Brookman   2010    116,900 0      0      8,100(2) 0         0
P. March,  2009    112,900 0      0      0        0         0
Director
of Sales
and
Marketing,
and
President of
Altamira
______________________________________________________________________




                   SUMMARY COMPENSATION TABLE (CONTINUED)
______________________________________________________________________
                     Changes
                     in
                     Pension
                     Value
                     and Non-
                     Qualified  All
Name                 Deferred   Other
and                  Comp-      Comp-
Principal  Fiscal    ensation   ensation  Total
Position   Year      Earnings   ($)       ($)
(a)        (b)                  (i)       (j)
______________________________________________________________________
Helena R.  2010     0           2,600(1)  139,100
Santos,    2009     0           2,500(1)  127,500
CEO,
President,
CFO
______________________________________________________________________
Robert P.  2010     0           2,450(1)  128,700
Nichols,   2009     0           2,350(1)  119,850
Exec.
V.P.
______________________________________________________________________
Brookman   2010     0           4,700(1)  129,700
P. March,  2009     0           4,500(1)  117,400
Director
of Sales
and
Marketing,
and
President of
Altamira
______________________________________________________________________

(1) The amounts represent the Company's matching contribution under the Company's 401(k) Plans.
(2) The amounts represent compensation expense recorded in fiscal 2010 for stock options granted in fiscal 2010 computed in accordance with ASC No. 718 utilizing the Black-Scholes options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2010
_______________________________________________________________________
                  Estimated            All Other  All Other
                  Future               Stock      Option
                  Payouts   Estimated  Awards:    Awards:
                  under     Future     Number     Number
                  Non-      Payment    of Shares  of
                  Equity    Under      of         Securities
         Grant    Incentive Equity     Stock      Underlying
Name     Date     Plan      Plan       Units(#)   Options (#)
(a)      (b)      Awards    Awards     (c)        (d)
_______________________________________________________________________
Brookman 12/02/09 0         0          0          2,500
P. March 12/02/09 0         0          0          4,000
_______________________________________________________________________





GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2010 (CONTINUED)
_______________________________________________________________________
                                Grant
                                Date
                    Exercise    Fair
                    or Base     Value of
                    Price of    Stock
                    Option      and
         Grant      Awards      Option
Name     Date       ($/Sh)      Awards
(a)      (b)        (e)         (f)
_______________________________________________________________________
Brookman 12/02/09   3.07         $7,675
P. March 12/02/09   3.07         $12,280
_______________________________________________________________________


         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
_______________________________________________________________________
                          Option Awards
_______________________________________________________________________
                        Number       Equity
           Number       of           Incerntive
           of           Securities   Plan Awards:
           Securities   Under-       Number of
           Under-       lying        Securities
           lying Un-    Unexercised  Underlying   Option
           exercised    Options(#)   Unexercised  Exercise  Option
           Options(#)   Unexerci-    Unearned     Price     Expiration
Name       Exercisable  sable        Options(#)   ($)       Date
(a)        (b)          (c)          (d)          (e)       (f)
______________________________________________________________________
Robert P.
Nichols     5,000        0           0            1.25      10/2012
______________________________________________________________________
Brookman P. 2,331        4,169       4,169        3.07      11/2014
March
_____________________________________________________________________

______________________________________________________________________
                          Stock Awards
______________________________________________________________________
                                              Equity
                                              Incentive
                                  Equity      Plan
                                  Incentive   Awards:
                                  Plan        Market or
                                  Awards:     Payout
                                  Number of   Value of
                       Market     Unearned    Unearned
           Number      Value      Shares,     Shares,
           of Shares   of Shares  Units or    Units or
           or Units    or Units   Other       Other
           of Stock    of Stock   Rights      Rights
           That        That       That        That
           Have not    Have not   Have not    Have not
           Vested      Vested     Vested      Vested
Name       (#)         ($)        (#)         ($)
(a)        (g)         (h)        (i)         (j)
______________________________________________________________________
Robert P.
Nichols     0           0          0          0
______________________________________________________________________
Brookman P. 0           0          0          0
March
______________________________________________________________________


No executive officer exercised any options during the fiscal year ended June 30, 2010.

Employment Agreements

         In May 2010, The Company entered into new employment agreements with Ms. Helena R. Santos and Robert P. Nichols related to their
employment in their current positions.   The agreements extended the
terms of employment to June 30, 2011 and increased the annual base salaries commencing January 1, 2010 to $135,000 from $130,000 for Ms. Santos and to $123,600 from $120,000 for Mr. Nichols. Bonuses may be awarded at the discretion of the Board of Directors, as to services for the six months ending June 30, 2010 and for the fiscal year ending June 30, 2011. Under the previous agreements, a bonus of $5,000 was paid during the fiscal year ended June 30, 2010 to each of Ms. Santos and Mr. Nichols.

         Mr. Brookman P. March is employed by Altamira pursuant to a 24-month employment agreement through November 30, 2010 which may be extended by mutual consent for an additional 12 month period but not beyond November 30, 2012. The agreement provides for an annual base salary of $115,000 for the first 12 month period, and $121,900 for the second 12 month period, with Altamira having the option to pay the $6,900 increase in base salary in stock options of the Company (subject to Mr. March's consent). The agreement also provides for a bonus in each of the two years at the discretion of Altamira's Board of Directors. A bonus in the form of an option grant valued at $4,100 using the Black-Scholes options pricing model in accordance with ASC No. 718 was granted to Mr. March during the year ended June 30, 2010.

         Mr. March is the husband of Grace S. Morin, a Director of the Company and of Altamira and a former principal stockholder of Altamira.

         Each of the foregoing employment agreements contains confidentiality and non-competition covenants. The employment agreements for Ms. Santos and Mr. March contain termination provisions stipulating that if the Company terminates during the term of the agreement the employment of the employee other than for death, disability, or cause (defined as (i) conviction of a felony or (ii) gross neglect or gross misconduct (including conflict of interest) in the carrying out of his or her duties under the agreement, the Company shall pay severance payments equal to one year's salary at the rate of the compensation at the time of termination, and continue to pay his or her regular benefits provided by the Company for a period of two years from termination.

Directors' Compensation and Options


                       DIRECTORS' COMPENSATION
                  FOR THE YEAR ENDED JUNE 30, 2010

                                          Non-
                                          Equity
            Fees                          Incentive
            Earned                        Plan
            or Paid    Stock     Option   Comp-
            in Cash    Awards    Awards   ensation
Name        ($)        ($)       ($)      ($)
(a)         (b)        (c)       (d)      (e)
_____________________________________________________________________
Arthur M.
Borden(1)   8,500      0              0    0

Joseph G.
Cremonese  23,000      0          8,300(2) 0

Joseph I.
Kesselman  11,000      0              0    0

Roger B.
Knowles    11,000      0              0    0

Grace S.
Morin      11,000      0              0    0

James S.
Segasture  11,000      0              0    0

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
Name        ($)        ($)         ($)         ($)
(a)         (f)        (g)         (h)         (i)
____________________________________________________________________

Arthur M.                 0          0          8,500
Borden(1)

Joseph G.
Cremonese                 0        36,000(3)   67,300

Joseph I.
Kesselman                 0          0         11,000

Roger B.
Knowles                   0          0         11,000

Grace S.
Morin                     0        32,700(4)   43,700

James S.
Segasture                 0          0         11,000

____________________________________________________________________

(1) Mr. Borden resigned from the Board of Directors in February 2010.

(2) The amount represents consulting expense recorded in fiscal 2010 for stock options granted in fiscal 2010 computed in accordance with ASC No. 718 utilizing the Black-Scholes options pricing model (see Items 12 and 13).

(3) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Items 12 and 13).

(4) Represents compensation received for her administrative services as a consultant for Altamira (See Items 12 and 13).

         The Company pays each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $1,500 and $1,000 for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Cremonese, as Chairman of the Board since February 2006, receives an additional fee of $1,000 per month. During fiscal 2010, the fees to non-employee Directors aggregated $152,500, including the consulting fees paid to Mr. Cremonese's affiliate, and to Ms. Morin.

         Pursuant to the Company's 1992 Stock Option Plan ("1992 Plan") options to purchase 3,000 shares of Common Stock at the then fair market value were granted to each non-employee director who was on the Board of Directors on the first business day of each March, in 1993, 1994, 1995, and 1996, namely Messrs. Borden, Kesselman, Knowles and Segasture. In addition, in December 1997 and through December
2001 the Board of Directors granted under the 1992 Plan annually options to purchase 4,000 shares of Common Stock to each of them exercisable at the fair market value on the date of grant. Accordingly, as of June 30, 2010, the Company had granted under the 1992 Plan to the foregoing four non-employee Directors options to purchase an aggregate of 128,000 shares of Common Stock, or options to purchase 32,000 shares of Common Stock to each.

The fair market value per share of Common Stock on the dates of grant ranged from $0.50 for options granted in 1993 to $2.40 in 2001. As of June 30, 2010, options under the 1992 Plan with respect to 94,000 shares had been exercised by the Directors and with respect to 22,000 shares had expired. In addition, they had exercised options with respect to 48,000 shares granted to them prior to the adoption of the 1992 Plan.

         Under the Company's 2002 Plan, none of the Directors at the time of the adoption by the Board of Directors of the 2002 Plan (subsequently approved by stockholders) were eligible to receive option grants thereunder. Mr. Joseph G. Cremonese who was elected a Director at the 2002 Annual Meeting of Stockholders, was granted on December 1, 2003 a ten-year option to purchase 5,000 shares of Common Stock at the fair market value of $1.35 per share, on February 20, 2007 a ten-year option to purchase 5,000 shares of Common Stock at the fair market value of $3.10 per share, and on September 17, 2009 a five-year option to purchase 10,000 shares at the fair market value of $1.88 per share. The $1.88 option had a total fair value (as determined using the Black-Scholes option-pricing model) of $9,300 of which $8,300 was recognized as consulting expense in fiscal 2010.
None of the options have been exercised to date.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

         The following table sets forth, as of June 30, 2010, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 70 Orville Drive, Bohemia, New York 11716.


                             Amount and
Name                         Nature of Beneficial Ownership   % of Class
___________________________  ______________________________   __________

Spectrum Laboratories, Inc.  124,736 (1)                      10.4%
18617 Broadwick Street
Rancho Dominquez, CA 90220

Lowell A. Kleiman            139,581 (2)                      11.7%
16 Walnut Street
Glen Head, NY 11545

Joseph G. Cremonese           56,597 (3)                       4.6%
Joseph I. Kesselman           64,120 (4)                       5.3%
Roger B. Knowles               4,000 (5)                        .3%
Grace S. Morin                 82,950                          6.9%
James S. Segasture            186,750 (6)                     15.6%
Helena R. Santos               15,779                          1.3%
Robert P. Nichols              21,446 (7)                      1.8%
Brookman P.  March             89,450 (8)                      6.9%

All directors and
executive officers as
a group (8 persons)           438,142 (9)                     35.3%

    (1) Based on information reported on Schedule 13G filed with the Securities and Exchange Commission on June 15, 2009.
    (2) Based on information reported in his Schedule 13D filed with the Securities and Exchange Commission on October 30, 2002.

    (3) 36,597 shares are owned jointly with his wife and 20,000 shares are issuable upon exercise of options.
    (4) Includes 4,000 shares issuable upon exercise of options, 735 shares owned jointly with his wife, and 16,000 shares owned by his wife.
    (5) Represents shares issuable upon exercise of options.
    (6) Includes 4,000 shares issuable upon exercise of options and 493 shares owned by his wife.
    (7) Includes 5,000 shares issuable upon exercise of options.
    (8) Repesents1 82,950 shares owned by his wife, Ms. Morin, and 6,500 shares issuable upon exercise of options.
    (9) Includes 43,500 shares issuable upon exercise of options.


              EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2010.

_________________________________________________________________

                  Number of Securities
                  to be Issued Upon    Weighted-Average
                  Exercise of          Exercise Price of
                  Outstanding Options, Outstanding Options,
                  Warrants and Rights  Warrants and Rights ($)
Plan Category          (a)                 (b)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        45,000             2.24

Equity
Compensation
plans not approved
by security holders      N/A               N/A
_________________________________________________________________
Total                   45,000             2.24
_________________________________________________________________


         EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)
_________________________________________________________________

                  Number of Securities
                  Remaining Available
                  for
                  Future Issuance
                  Under
                  Equity Compensation
                  Plans (Excluding
                  Securities Reflected
                  in Column (a)
Plan Category          (c)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders      103,334

Equity
Compensation
plans not approved
by security holders      N/A
_________________________________________________________________
Total                 103,334
_________________________________________________________________


Item 13.  Certain Relationships and Related Transactions, and
Director Independence.

         Mr. Joseph G. Cremonese, who was elected a Director in November 2002, through his affiliate, Laboratory Innovation Company, Ltd., has been providing independent marketing consulting services to the Company for approximately ten years. The services have been rendered since January 1, 2003 pursuant to a consulting agreement which was amended and restated in March 2007 and extended in September 2009 through December 31, 2010. The agreement as amended and restated currently provides that Mr. Cremonese and his affiliate shall render, at the request of the Company, marketing consulting services of at least 60, but not more than 96, days per year at the rate of $600 per day with a monthly payment of $3,000, with the Company's obligation reduced to the extent the consulting services are less than 60 days for the 12 month period. The agreement contains confidentiality and non-competition covenants. The Company paid $36,000 for each of fiscal
2010 and fiscal 2009.

         Ms. Grace S. Morin, was elected a Director in December 2006 upon the sale of her 90.36% ownership interest in Altamira to the Company in November 2006. Under the purchase agreement Ms. Morin is to receive (in addition to $361,000 in cash paid and an aggregate of 112,950 shares of the Company's Common Stock issued at the time of acquisition) an amount equal to a 90.36% share of 5% of net sales of Altamira for each of five designated periods, subject to possible adjustment. The first period ran from December 1, 2006 through June 30, 2007, the second, third, and fourth periods are the 12 months ended June 30, 2008, June 30, 2009, and June 30, 2010 and the fifth period runs from July 1, 2010 to November 30, 2010. Accordingly, Ms. Morin received contingent consideration of $59,700 for the first period, $131,000 for the second period, $97,000 for the third period, and $126,400 for the fourth period. She also received in fiscal 2008 $36,400 as reimbursement for the Company's treatment of the transaction as a purchase of assets for tax purposes.

         Up until March 31, 2009, Ms. Morin had been employed by Altamira as an administrative employee. Since April 1, 2009, she provides consulting services on a part-time basis pursuant to an agreement expiring March 31, 2011 at the rate of $85 per hour. The agreement contains confidentiality and non-competition covenants. Altamira paid her $32,700 and $10,400, respectively, for the consulting services for fiscal 2010 and fiscal 2009.


Item 14.  Principal Accountant Fees and Services.

         The Company incurred for the services of Nussbaum Yates
Berg Klein & Wolpow, LLP for fiscal 2010 and fiscal 2009: audit fees of approximately $52,500 and $47,600, respectively, in connection with the audit of the Company's annual financial statements and quarterly reviews; and $5,000 and $4,000, respectively, for the preparation of the Company's corporate tax returns. There were no other audit related fees or other fees paid to the firm for the two fiscal years.

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

                          Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statements and Financial Statement Schedules. The required financial statements of the Company are attached hereto on pages F1-F21.

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

10(b)-4 Employment Agreement dated May 14, 2010 by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on May 18, 2010, and incorporated by reference thereto).

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

10(c)-4 Employment Agreement dated May 14, 2010 by and between the Company and Mr. Nichols (filed as Exhibit 10A-2 to the Company's Current Report on Form 8-K filed on May 18, 2010, and incorporated by reference thereto).

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

10(d)-3 Third Amended and Restated Consulting Agreement dated September 23, 2009, by and between the Company and Mr. Cremonese and Laboratory Innovation Company, Ltd., (Filed as exhibit 10 to the Company's Annual Report on Form 10-K field on September 24, 2009, and incorporated by reference thereto).

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

10(l)-1 Restated Promissory Note Agreement dated January 20, 2010 by and among the Company and Capital One N.A. (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 20, 2010, and incorporated by reference thereto).

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

              Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November 30, 2006.

31.01         Certification of Chief Executive Officer and Chief
              Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.01         Certification of Chief Executive Officer and Chief
              Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                        SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SCIENTIFIC INDUSTRIES, INC.
                   (Registrant)

                   /s/ Helena R. Santos
                   _____________________________________________
                   Helena R. Santos
                   President, Chief Executive Officer, Treasurer
                   Chief Financial and Principal Accounting Officer





Date:  September 27, 2010

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                  Title                           Date
___________________   ___________________             __________________

/s/ Helena R. Santos
___________________
Helena R. Santos      President and Treasurer (Chief  September 27, 2010
                      Executive Officer and Financial
                      Officer) and Director
/s/ Joseph G. Cremonese
___________________
Joseph G. Cremonese   Chairman of the Board           September 27, 2010


/s/ Joseph I. Kesselman
___________________
Joseph I. Kesselman   Director                        September 27, 2010


/s/ Roger B. Knowles
________________
Roger B. Knowles      Director                        September 27, 2010


/s/ Grace S. Morin
______________
Grace S. Morin        Director                        September 27, 2010


/s/ James S. Segasture
__________________
James S. Segasture    Director                        September 27, 2010

________________________________________________________________________







	      SCIENTIFIC INDUSTRIES, INC.
	            AND SUBSIDIARIES

	  YEARS ENDED JUNE 30, 2010 AND 2009

	  FINANCIAL STATEMENTS AND REPORT OF
   INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	   YEARS ENDED JUNE 30, 2010 AND 2009



	                  CONTENTS



                                                              Page
                                                              ____

Report of independent registered public accounting firm        F-1


Consolidated financial statements:

	Balance sheets                                          F-2

	Statements of income                                    F-3

	Statements of shareholders' equity                      F-4

	Statements of cash flows                                F-5

	Notes to financial statements                     F-6 - F-21

Report of Independent Registered Public Accounting Firm



Board of Directors and Shareholders
Scientific Industries, Inc. and Subsidiaries
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor do the terms of our engagement include, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiaries as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Nussbaum Yates Berg Klein & Wolpow, LLP
___________________________________________

Nussbaum Yates Berg Klein & Wolpow, LLP
Melville, New York


September 27, 2010

	SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	   CONSOLIDATED BALANCE SHEETS

           JUNE 30, 2010 AND 2009


                   ASSETS

                                                 2010        2009
                                             ___________  ___________
Current assets
  Cash and cash equivalents                  $   632,700  $   738,400
  Investment securities                          665,600      605,500
  Trade accounts receivable, less allowance
   for doubtful accounts of $11,600 in 2010
   and 2009                                    1,494,500      806,700
  Inventories                                  1,272,600    1,598,000
  Prepaid and other current assets                87,200       91,600
  Deferred taxes                                  73,800       63,400
                                            ____________  ___________
       Total current assets                    4,226,400    3,903,600

Property and equipment, net                      193,400      241,200

Intangible assets, net                           214,200      330,900

Goodwill                                         405,200      265,400

Other assets                                      25,700       25,700

Deferred taxes                                   100,100       64,200
                                            ____________  ___________

       Total assets                         $  5,165,000  $ 4,831,000
                                            ============  ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $    227,700  $   137,400
  Customer advances                                 -         359,600
  Accrued expenses and taxes                     486,000      423,500
                                            ____________  ___________
Total current liabilities                        713,700      920,500
                                            ____________  ___________

Shareholders' equity:
  Common stock,  $.05 par value; authorized
   7,000,000 shares; issued 1,216,379 and
   1,212,379 shares in 2010 and 2009              60,800       60,600
  Additional paid-in capital                   1,537,200    1,514,300
  Accumulated other comprehensive loss,
   unrealized holding loss on investment
   securities                                    (29,800)     (79,600)
  Retained earnings                            2,935,500    2,467,600
                                            ____________  ___________
                                               4,503,700    3,962,900
  Less common stock held in treasury at
   cost, 19,802 shares                            52,400       52,400
                                            ____________  ___________
Total shareholders' equity                     4,451,300    3,910,500
                                            ____________  ___________
Total liabilities and shareholders' equity  $  5,165,000  $ 4,831,000
                                            ============  ===========

             See notes to consolidated financial statements.

	  SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	      CONSOLIDATED STATEMENTS OF INCOME

            YEARS ENDED JUNE 30, 2010 AND 2009


                                                 2010        2009
                                             ___________  ___________

Net sales                                    $ 7,070,100  $ 5,989,100

Cost of sales                                  4,330,300    3,795,400
                                             ___________  ___________
Gross profit                                   2,739,800    2,193,700
                                             ___________  ___________
Operating expenses:
  General and administrative                   1,098,200      909,400
  Selling                                        554,100      435,500
  Research and development                       343,800      452,600
                                             ___________  ___________
                                               1,996,100    1,797,500
                                             ___________  ___________
Income from operations                           743,700      396,200
                                             ___________  ___________
Other income:
  Interest income                                 23,400       26,100
  Other income (expense), net                     10,500      (18,400)
                                             ___________  ___________
                                                  33,900        7,700
                                             ___________  ___________
Income before income taxes                       777,600      403,900
                                             ___________  ___________
Income tax expense (benefit):
  Current                                        280,100      141,100
  Deferred                                       (42,200)     (56,700)
                                             ___________  ___________
                                                 237,900       84,400
                                             ___________  ___________
Net income                                   $   539,700  $   319,500
                                             ===========  ===========

Basic earnings per common share              $	.45       $  .27
                                             ======       ======

Diluted earnings per common share            $	.45       $  .26
                                             ======       ======

Weighted average common shares
 outstanding, basic                          1,196,051   1,184,884
                                             =========   =========
Weighted average common shares outstanding,
 assuming dilution                           1,211,895   1,209,910
                                             =========   =========

             See notes to consolidated financial statements.

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	         YEARS ENDED JUNE 30, 2010 AND 2009



                            Common Stock     Additional  Accumulated
                            ______________   Paid-in     Other Compr-
                            Shares  Amount   Capital     ehensive Loss
                           _______  _______  __________  _____________

Balance, July 1, 2008     1,201,154 $60,000  $1,507,000  $  (44,400)

Net income                     -       -           -           -

Other comprehensive loss:
 Unrealized holding loss
  on investment securities,
  net of tax                   -       -           -        (35,200)

Comprehensive income           -       -           -           -

Exercise of stock options    11,225     600       2,700        -

Stock-based compensation       -       -          2,600        -

Income tax benefit of
 stock options exercised       -       -          2,000        -

Cash dividend paid, $.08
 per share                     -       -           -           -
                          _________  _______  _________  ___________
Balance, June 30, 2009    1,212,379  60,600   1,514,300     (79,600)

Net income                     -       -           -           -

Other comprehensive income:
 Unrealized holding gain
 on investment securities,
 net of tax                    -       -           -         49,800

Comprehensive income           -       -           -           -

Exercise of stock options     4,000     200       5,100        -

Stock-based compensation       -       -         17,400        -

Income tax benefit of
 stock options exercised       -       -            400        -

Cash dividend paid, $.06
 per share                     -       -           -           -
                          _________ _______  __________  ___________
                          1,216,379 $60,800  $1,537,200  $  (29,800)
                          ========= =======  ==========  ===========


          See notes to consolidated financial statements.



           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

	         YEARS ENDED JUNE 30, 2010 AND 2009


                          Retained      Treasury Stock  Shareholders'
                                        ______________
                          Earnings      Shares  Amount  Equity
                         __________     ______  _______  ____________

Balance, July 1, 2008    $2,242,600     19,802  $52,400  $3,712,800
                                                         __________
Net income                  319,500       -        -        319,500

Other comprehensive loss:
 Unrealized holding loss
  on investment securities,
  net of tax                   -          -        -       ( 35,200)
                                                        ____________
Comprehensive income           -          -        -        284,300
                                                        ____________
Exercise of stock options      -          -        -          3,300

Stock-based compensation       -          -        -          2,600

Income tax benefit of stock
  options exercised            -          -        -          2,000

Cash dividend paid, $.08
 per share                  (94,500)      -        -        (94,500)
                         __________    _______  _______  ___________
Balance, June 30, 2009    2,467,600     19,802   52,400   3,910,500
                                                         ___________
Net income                  539,700       -        -        539,700

Other comprehensive income:
 Unrealized holding gain
 on investment securities,
 net of tax                    -          -        -         49,800
                                                         ___________
Comprehensive income           -          -        -        589,500
                                                         ___________
Exercise of stock options      -          -        -          5,300

Stock-based compensation       -          -        -         17,400

Income tax benefit of
 stock options exercised       -          -        -            400

Cash dividend paid, $.06
 per share                  (71,800)      -        -        (71,800)
                         __________   _______   ________ ___________
                         $2,935,500    19,802   $52,400  $4,451,300
                         ==========   =======   =======  ===========



          See notes to consolidated financial statements.

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	       CONSOLIDATED STATEMENTS OF CASH FLOWS

	         YEARS ENDED JUNE 30, 2010 AND 2009


                                                    2010       2009
                                                __________  __________
Operating activities:
  Net income                                    $  539,700  $  319,500
  Adjustments to reconcile net income to net    __________  __________
   cash provided by (used in) operating activities:
     Depreciation and amortization                 197,600     205,500
     Deferred income tax benefit                   (42,200)    (56,700)
     Income tax benefit of stock options exercised     400       2,000
     Stock-based compensation                       17,400       2,600
     Changes in operating assets and liabilities:
       Trade accounts receivable                  (687,800)   (351,900)
       Inventories                                 325,400     (76,600)
       Prepaid and other current assets              4,400      (6,900)
       Other assets                                   -         20,300
       Accounts payable                             90,300    (104,400)
       Customer advances                          (359,600)    (19,700)
       Accrued expenses and taxes                   29,700      18,500
                                                ___________  __________
         Total adjustments                        (424,400)   (367,300)
                                                ___________  __________
         Net cash provided by (used in)
          operating activities                     115,300     (47,800)
                                                ___________  __________
Investing activities:
  Additional consideration for acquisition of
   Altamira Instruments, Inc.                     (107,000)   (144,900)
   Purchase of investment securities, available
    for sale                                       (14,500)    (17,600)
   Redemption of investment securities, available
    for sale                                          -         50,000
   Capital expenditures                            (27,900)    (66,600)
   Purchase of intangible assets                    (5,100)     (9,000)
                                                ___________  __________
         Net cash used in investing activities    (154,500)   (188,100)
                                                ___________  __________
Financing activities:
  Proceeds from exercise of stock options            5,300       3,300
  Cash dividend paid                               (71,800)    (94,500)
  Proceeds from line of credit                        -         50,000
  Repayments of line of credit                        -        (50,000)
                                                ___________  __________
Net cash used in financing activities              (66,500)    (91,200)
                                                ___________  __________
Net decrease in cash and cash equivalents         (105,700)   (327,100)

Cash and cash equivalents, beginning of year       738,400   1,065,500
                                                ___________  __________
Cash and cash equivalents, end of year          $  632,700   $ 738,400
                                                ===========  ==========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes                    $  301,200   $ 125,000
                                                ==========   ==========



          See notes to consolidated financial statements.

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEARS ENDED JUNE 30, 2010 AND 2009

1.	Summary of Significant Accounting Policies

	Nature of Operations

Scientific Industries, Inc. and its subsidiaries (the "Company") design, manufacture, and market a variety of benchtop laboratory equipment and catalyst research instruments. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment for research and has another location in Pittsburgh, Pennsylvania, where it produces a variety of custom-made catalyst research instruments. The equipment sold by the Company includes mixers, shakers, stirrers, refrigerated incubators, catalyst characterization instruments, reactor systems and high throughput systems.

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

	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

            YEARS ENDED JUNE 30, 2010 AND 2009



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

	Customer Advances

In the ordinary course of business, customers of Altamira may make advance payments for purchase orders issued to Altamira. Such amounts are categorized as liabilities under the caption customer advances.

	Investment Securities

Securities available for sale are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity. Realized gains or losses are determined based on the specific identification method.

	Inventories

Inventories are valued at the lower of cost (determined on first in, first out basis) or market value, and have been reduced by an allowance for excess and obsolete inventories. The estimate is based on management's review of inventories on hand compared to estimated future usage and sales. Cost of work-in-process and finished goods inventories include material, labor and manufacturing overhead.

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

              YEARS ENDED JUNE 30, 2010 AND 2009


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

	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ACS No. 350, "Intangibles-Goodwill and Other" ("ASC No. 350") (formerly Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets"). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill annually as of June 30, the last day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

	Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, "Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets ("ASC No. 360-10') (formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"). ASC No. 360-10 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

           YEARS ENDED JUNE 30, 2010 AND 2009

1.	Summary of Significant Accounting Policies (Continued)

	Income Taxes

The Company accounts for income taxes according to the provisions of ASC No. 740 "Income Taxes ("ASC No. 740") (formerly SFAS No. 109, "Accounting for Income Taxes"). Under the liability method specified by ASC No. 740, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred income taxes result principally from the timing of the deductibility of the rent accrual, and the use of accelerated methods of depreciation and amortization for tax purposes.

	Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $21,300 and $29,400 for the years ended June 30, 2010 and 2009.

	Stock Compensation Plan

	The Company has a ten-year stock option plan (the "2002 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus to the extent that options previously granted under the 1992 Stock Option Plan of the Company (the "Prior Plan") expire or terminate for any reason without having been exercised, then options exercisable for that same number of shares of Common Stock, up to a maximum of one hundred sixty one thousand (161,000) shares, may be granted pursuant to the 2002 Plan. The 2002 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2002 Plan and options under the 2002 Plan may be granted until 2012. Incentive stock options may be granted to employees at an exercise price equal to 100% (or
110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options are to be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The 2002
Plan also stipulates that none of the then members of the Board of Directors shall be eligible to receive option grants under the 2002 Plan. The options expire at various dates through September 2018. At June 30, 2010, 103,334 shares of Common Stock were available for grant under the 2002 Plan and the Prior Plan.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

           YEARS ENDED JUNE 30, 2010 AND 2009



1.	Summary of Significant Accounting Policies (Continued)

	Stock Compensation Plan (Continued)

Stock-based compensation is accounted for in accordance with ASC
No. 718 "Compensation-Stock Compensation" ("ASC No. 718) (formerly
SFAS No. 123R "Share-Based Payment") which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the years ended June 30, 2010 and 2009, the Company granted 16,500 and 1,500 options that had a fair value of $20,500 and $2,500, respectively, to employees and consultants. The fair value of the options granted during fiscal years 2010 and 2009 were determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for fiscal 2010 and 2009, respectively, were an expected life of 5 and 10 years; risk free interest rate of 2.48% and 3.92%; volatility of 83% and 55%; and dividend yield of 3.47% and 2.28%. The weighted-average value per share of the options granted in 2010 and 2009 was $1.25 and $1.68, respectively, and stock-based compensation costs were $17,400 and $2,600 for the years ended June 30, 2010 and 2009, respectively. Stock-based compensation costs related to nonvested awards are $3,900 to be recognized in the future.

The Company did not grant any options or warrants as compensation for goods or services to non-employees, except to a director who was granted 10,000 options that had a fair value of $9,300 during the year ended June 30, 2010 for consulting services.

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

      Subsequent Events

In preparing the accompanying Consolidated Financial Statements in accordance with ASC No. 855, "Subsequent Events," the Company has reviewed events that have occurred after June 30, 2010 through the date of issuance of the financial statements. During this period, the Company did not have any material subsequent events.

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

             YEARS ENDED JUNE 30, 2010 AND 2009



1.	Summary of Significant Accounting Policies (Continued)

      Recent Accounting Pronouncements

In July 2009, the FASB issued ASC No. 105, "Generally Accepted Accounting Principles" (formerly Statement of Financial Standards
(SFAS) No. 168, "The Hierarchy of Generally Accepted Accounting Principles"). This standard contains guidance which reduces the GAAP hierarchy to two levels, one that is authoritative and one that is not. This standard was effective September 15, 2009 and did not have an impact on the Company's results of operations, cash flows or financial condition.

In February 2010, and update was made to the "Subsequent Events Topic," ASC No. 855. Among other things, this update defines "revised financial statements" as financial statements revised as a result of correction of an error or retrospective application of GAAP and requires an entity to update its evaluation of subsequent events through the date the revised financial statements are issued or are available to be issued. This update was effective upon issuance and therefore was effective for the Company for the quarter ended March 31, 2010. The adoption of these updates did not have a material impact on the Company's results of operations, cash flows or financial condition.

ASC No. 820-10, "Fair Value Measurements and Disclosures" (formerly
SFAS No. 157, "Fair Values Measurements"), with respect to non-financial assets and liabilities was adopted effective July 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard did not have a financial impact to the consolidated financial statements. Refer to Note 4, "Fair Value of Financial Instruments," for additional information regarding the Company's fair value measurements for financial assets and liabilities.

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

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

            YEARS ENDED JUNE 30, 2010 AND 2009


2.	Acquisition (Continued)

	As of June 30, 2010 and 2009, the adjusted aggregate purchase price was allocated to assets acquired and liabilities assumed as follows:



	                            2010         2009
                              __________   __________

Current assets                $  734,000   $  734,000
Property and equipment           140,300      140,300
Non-current assets                25,100       25,100
Goodwill                         405,200      265,400
Other intangible assets          639,000*     639,000*
Current liabilities             (561,900)    (561,900)
                              ___________  ___________
Net purchase price            $1,381,700   $1,241,900
                              ===========  ===========

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

Segment information is reported as follows:

                Benchtop     Catalyst     Corporate
                Laboratory   Research     and
                Equipment    Instruments  Other      Consolidated
                __________   ___________  _________  ____________

June 30, 2010:
 Net Sales      $4,272,700   $2,797,400   $	-    $7,070,100
 Foreign Sales   2,381,000      201,600         -     2,582,600
 Segment Profit    553,200      190,500         -       743,700
 Segment Assets  2,091,800    1,828,500    1,244,700  5,165,000
 Long-Lived Asset
  Expenditures      27,900         -            -        27,900
 Depreciation and
  Amortization      59,800      137,800         -       197,600

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

             YEARS ENDED JUNE 30, 2010 AND 2009


3.	Segment Information and Concentrations (Continued)


                       Benchtop     Catalyst    Corporate
                       Laboratory   Research    and
                       Equipment    Instruments Other     Consolidated
                       __________   ___________ _________ ____________

June 30, 2009:

  Net Sales            $3,848,400  $2,140,700  $    -     $5,989,100

  Foreign Sales         2,229,000     463,900       -      2,692,900

  Segment Profit(Loss)    429,900   (  33,700)      -        396,200

  Segment Assets        2,199,700   1,632,800    998,500   4,831,000

  Long-Lived Assets
    Expenditures           41,100      25,500       -         66,600

  Depreciation and
    Amortization           58,700     146,800       -        205,500


Certain information relating to the Company's export sales follows:

                                                  2010        2009
                                              ___________  ___________

  Export sales (principally Europe and Asia)  $	2,582,600  $ 2,692,900

4.	Fair Value of Financial Instruments

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

	Level 1	Inputs that are based upon unadjusted quoted prices
for identical instruments traded in active markets.

	Level 2	Quoted prices in markets that are not considered to
be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

	Level 3	Prices or valuation that require inputs that are
both significant to the fair value measurement and unobservable.

            SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

             YEARS ENDED JUNE 30, 2010 AND 2009



4.	Fair Value of Financial Instruments (Continued)

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2010 and 2009 according to the valuation techniques the Company used to determine their fair values:


                                    Fair Value Measurements Using Inputs
                                              Considered as

                            Fair Value at
                            June 30, 2010   Level 1    Level 2  Level 3
                            _____________ __________  _______  ________
Cash and cash equivalents     $  632,700  $  632,700  $   -    $   -
Available for sale securities    665,600     665,600      -        -
                              ----------  ----------  -------  --------
Total                         $1,298,300  $1,298,300  $   -    $   -
                              ==========  ==========  =======  ========


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
                              ==========  ==========  =======  ========



Investments in marketable securities classified as available-for-sale by security type at June 30, 2010 and 2009 consisted of the following:


                                                             Unrealized
                                               	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________ ____________

At June 30, 2010:

       Available for sale:
        Equity securities           $    7,800   $   9,600  $   1,800
        Mutual funds                   687,600     656,000    (31,600)
                                    __________   _________  __________
                                    $  695,400   $ 665,600  $ (29,800)
                                    ==========   =========  ==========

                                                             Unrealized
                                               	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________ ____________


                                                             Unrealized
                                               	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________ ____________

At June 30, 2009:

       Available for sale:
        Equity securities           $    6,200   $   8,900  $   2,700
        Mutual funds                   678,900     596,600    (82,300)
                                    __________   _________  __________
                                    $  685,100   $ 605,500  $ (79,600)
                                    ==========   =========  ==========

               SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

                YEARS ENDED JUNE 30, 2010 AND 2009

5.	Inventories
                                        2010        2009
                                    ___________  ___________

         Raw materials              $   896,400  $ 1,068,500
         Work-in-process                201,400      321,000
         Finished goods                 174,800      208,500
                                    ___________  ___________
                                    $ 1,272,600  $ 1,598,000
                                    ===========  ===========

6.	Property and Equipment


                      Useful Lives
                         (Years)              2010          2009
                       ____________        __________   __________

Automobiles                  5              $  21,000    $  21,000
Computer equipment          3-5               118,400      119,100
Machinery and equipment	    3-7               493,400      483,400
Furniture and fixtures	    4-10              169,000      162,900
Leasehold improvements	    3-5                64,100       64,100
                                            _________    _________
                                              865,900      850,500
Less accumulated depreciation
  and amortization                            672,500      609,300
                                            _________    _________
                                            $ 193,400    $ 241,200
                                            =========    =========

Depreciation expense was $75,800 and $72,900 for the years ended June 30, 2010 and 2009, respectively.

7.	Goodwill and Other Intangible Assets

In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to positive goodwill of $405,200 and $265,400 at June 30, 2010 and 2009, all of which is deductible for tax purposes. The related agreement provides for contingent payments to the former shareholders based on net sales of the Catalyst Research Instrument Operations subject to certain limits, which are expected to be earned and paid. Additional consideration amounted to approximately $139,800 and $107,000 for the years ended
June 30, 2010 and 2009, respectively.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

            YEARS ENDED JUNE 30, 2010 AND 2009


7.	Goodwill and Other Intangible Assets (Continued)

The components of intangible assets are as follows:


                         Useful             Accumulated
                         Lives    Cost      Amortization   Net
                         ______   ________  ____________   ____________

At June 30, 2010:

  Technology              5 yrs.  $300,000  $ 215,000      $  85,000
  Customer relationships 10 yrs.   237,000    157,000         80,000
  Non-compete agreement   5 yrs.   102,000     73,100         28,900
  Other intangible assets 5 yrs.   129,500    109,200         20,300
                                  ________  _________      _________
                                  $768,500  $ 554,300      $ 214,200
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
                                  ========  =========      =========

Total amortization expense was $121,800 and $132,600 in 2010 and 2009.

Estimated future intangible assets amortization expense is as follows:

          Fiscal Years
          ____________

             2011          $  110,500
             2012              51,800
             2013              13,500
             2014               9,800
             2015               6,500
          Thereafter           22,100
                            _________
                            $ 214,200
                            =========

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

                YEARS ENDED JUNE 30, 2010 AND 2009



8.	Bank Line of Credit

The Company has a line of credit with Capital One Bank, N.A. (the "Bank"), which provides for maximum borrowings of up to $500,000 with advance requests being at the bank's discretion. Interest is charged at the Bank's prime rate. The Company did not utilize this line of credit during the fiscal year ended June 30, 2010. The Company borrowed and repaid $50,000 under this line of credit during the year ended June 30,
 2009.    The line of credit is collateralized by the Company's assets to the extent borrowed and outstanding and any outstanding amounts are due and payable on January 3, 2011.

9.	Employee Benefit Plans

The Company has 401(k) profit sharing plans covering its employees, which provide for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. One plan provides for Company matching of 50% of each Benchtop Laboratory Equipment Operations participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation, while the second plan provides for matching the Altamira employee contributions up to 4% of their compensation. Total employer matching contributions amounted to $44,300 and $29,300 for the years ended June 30, 2010 and 2009, respectively.

10.	Commitments and Contingencies

The Company is obligated through January 2015 under a noncancelable operating lease for its Bohemia, New York premises, which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a straight-line basis, is approximately $209,400 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $229,100 in 2010 and $225,300 in 2009. Accrued rent, payable in future years, amounted to $66,800 and $58,400 at June 30, 2010 and 2009. Commencing August 2008, the Company entered into a sublease agreement through August 2012 for a portion of its warehouse space at an annual sublease income of approximately $16,200.

The Company is also obligated under an operating lease for its facility in Pittsburgh, Pennsylvania. The lease, which commenced on August 1, 2006, has a term of five years through July 31, 2011, subject to early termination upon 180 day notice. The lease requires monthly minimum rental payments of $4,700 monthly with a Company option to renew for an additional five years. Total rental expense for the Pittsburgh facility was $56,000 in each of 2010 and 2009. There are no other significant expenses related to this lease.

             SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

              YEARS ENDED JUNE 30, 2010 AND 2009



10.	Commitments and Contingencies (Continued)

The Company's approximate future minimum rental payments under all leases are as follows:
                  Bohemia
                  Facility (net
                  of sublease    Pittsburgh
Fiscal Years      income         Facility      Total
____________      _____________  __________    __________

    2011          $  191,900     $  56,400     $  248,300
    2012             199,600         4,700        204,300
    2013             222,900          -           222,900
    2014             234,800          -           234,800
    2015             140,100          -           140,100
                  __________     _________     __________
                  $  989,300     $  61,100     $1,050,400
                  ==========     =========     ==========

The Company has employment contracts with its President and Executive Vice President through June 30, 2011, providing for annual base salaries of $135,000 and $123,600, respectively. Each contract provided for a performance bonus for the twelve month period ended December 31, 2009 of $5,000, which was paid during fiscal 2010. A bonus, if any, for the six month period ended June 30, 2010 is to be determined by the Board of Directors. No bonuses were paid during the fiscal year ended June 30, 2009.

The Company has an employment contract with the President of Altamira for the two years ending November 30, 2010 which may be extended by mutual consent for an additional year but not beyond November 30, 2012. The contract provides for an annual base salary of $115,000 during the first twelve month period, and $121,900 for the second twelve month period, plus discretionary bonuses for each of the two years. The Company has the option to pay, with the employee's consent, the increase in base salary for the second twelve month period in cash or stock options, which resulted in issuance of options to purchase 4,000 shares of the Company's Common Stock. A bonus was also paid in the form of a stock option valued at $4,100 using the Black-Scholes option pricing model.

The Company has a consulting agreement which expires on December 31, 2010 with an affiliate of the Chairman of the Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,000 for a certain number of consulting days as defined in the agreement. Consulting expense related to this agreement amounted to $36,000 for each of the years ended June 30, 2010 and 2009.

The Company has a consulting agreement which expires March 31, 2011 with a different member of its Board of Directors for administrative services. The agreement provides that the consultant will be paid at the rate of $85 per hour. Consulting expense related to this agreement amounted to $32,700 and $10,400 for the fiscal years ended June 30, 2010 and 2009.

                SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

                  YEARS ENDED JUNE 30, 2010 AND 2009



11.	Income Taxes

Income taxes for 2010 and 2009 were different from the amounts computed by applying the Federal income tax rate to the income before income taxes due to the following:


                                        2010                2009
                                 __________________  _________________

                                            % of                % of
                                            Pre-tax             Pre-tax
                                   Amount   Income     Amount   Income
                                 _________  _______  _________  _______

Computed "expected" income tax   $272,200    35.0%    $141,400   35.0%
Research and development
  credits                        ( 13,300)   (1.7)     (21,200)  (5.2)
Other, net                        (21,000)   (2.7)     (35,800)  (8.9)
                                 _________  _______  __________  ______
Actual income taxes              $237,900    30.6%    $ 84,400   20.9%
                                 =========  =======  ==========  ======


Deferred tax assets and liabilities consist of the following:


                                             2010         2009
                                         __________   __________
Deferred tax assets:
  Amortization of intangibles            $ 117,300    $  99,000
  Rent accrual                              25,400       22,200
  Other                                     73,800       63,400
                                         _________    _________
                                           216,500      184,600

Deferred tax liability:
  Depreciation of property
    and amortization of goodwill           (42,600)     (57,000)
                                         __________   __________
Net deferred tax assets                  $ 173,900    $ 127,600
                                         ==========   ==========

The breakdown between current and long-term deferred tax assets and liabilities is as follows:

                                             2010         2009
                                         __________   __________

Current deferred tax assets              $  73,800    $  63,400
                                         _________    _________
Long-term deferred tax assets              142,700      121,200
Long-term deferred tax liabilities         (42,600)     (57,000)
                                         __________   __________
Net long-term deferred tax asset           100,100       64,200
                                         __________   __________

Net deferred tax assets                  $ 173,900    $ 127,600
                                         ==========   ==========

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

            YEARS ENDED JUNE 30, 2010 AND 2009



11.	Income Taxes (Continued)

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The impact of the Company's reassessment of its tax positions in accordance with ASC No. 740 did not have an effect on the results of operations, financial condition or liquidity. As of June 30, 2010 and 2009, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company's policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC No. 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2007 through 2009. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

12.	Stock Options

	Option activity is summarized as follows:


                                     Fiscal 2010        Fiscal 2009
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year   44,501  $  1.90   64,001   $  1.60
  Granted                          16,500     2.35    1,500      3.27
  Exercised                       ( 4,000)    1.33  (17,000)      .84
  Forfeited                       (12,000)    1.52  ( 4,000)     1.88
                                  ________          ________
Outstanding, end of year           45,001     2.24   44,501      1.90
                                  ________ _______  ________  ________
Options exercisable at year-end    34,831  $  1.88   43,000   $  1.88
                                  ________ _______  ________  ________
Weighted average fair value per
  share of options granted
  during fiscal 2010 and 2009              $  1.25            $  3.27
                                           =======            =======

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

               YEARS ENDED JUNE 30, 2010 AND 2009



12.	Stock Options (Continued)


            As of June 30, 2010                    As of June 30, 2010
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$2.40-$3.27  25,000       3.65         $  2.77      19,831     $  2.68

$1.25-$1.88  20,001       3.54            1.59      15,000        1.49
            ________                               ________
             45,001                                 34,831
            ________                               ________


            As of June 30, 2009                    As of June 30, 2009
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$2.40-$3.27  22,500       4.04         $  2.61      21,000     $  2.57

$.83-$1.33   22,001       2.40            1.22      22,000        1.22
            ________                               ________
             44,501                                 43,000
            ________                               ________


13.	Earnings Per Common Share

	Earnings per common share data was computed as follows:



                                            2010         2009
                                         __________   __________
Net income                               $  539,700   $  319,500
                                         __________   __________
Weighted average common shares
  outstanding                             1,196,051    1,184,884
Effect of dilutive securities                15,844       25,026
                                         __________   __________
Weighted average dilutive common
  shares outstanding                      1,211,895    1,209,910
                                         __________   __________

Basic earnings per common share          $      .45   $      .27
                                         ==========   ==========
Diluted earnings per common share        $      .45   $      .26
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