Form 10-Q
period 2010-09-30
SCIENTIFIC INDUSTRIES INC
filed 2010-11-12
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2010

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to_____________

Commission File Number:             0-6658
                       _________________________________

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

                              (631)567-4700
      __________________________________________________________
      (Registrant's telephone number, including area code)

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

         Non-accelerated filer       Smaller reporting company   X
                              _______                         _______

    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes    X No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of October 29, 2010 was 1,196,577 shares.

                        TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION


ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


                                                                       Page

         Condensed Consolidated Balance Sheets                           1


         Condensed Consolidated Statements of Income                     2


         Condensed Consolidated Statements of Cash Flows                 3


         Notes to Condensed Consolidated Financial Statements            4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     10

ITEM 4   CONTROLS AND PROCEDURES
                                                                        12

PART II   OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                               13

SIGNATURE                                                               14

EXHIBITS                                                                15

                     PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                           September 30,      June 30,
                                           _____________    __________
                                                2010            2010
                                           _____________    __________
Current Assets:                             (Unaudited)
  Cash and cash equivalents                 $  839,900      $  632,700
  Investment securities                        684,100         665,600
  Trade accounts receivable, net               764,700       1,494,500
  Inventories                                1,567,300       1,272,600
  Prepaid expenses and other current assets    109,200          87,200
  Deferred taxes                                69,500          73,800
                                            __________      __________
               Total current assets          4,034,700       4,226,400

Property and equipment, net                    180,600         193,400

Intangible assets, net                         188,100         214,200

Goodwill                                       416,900         405,200

Other assets                                    25,700          25,700

Deferred taxes                                 105,300         100,100
                                            __________      __________
               Total assets                 $4,951,300      $5,165,000
                                            ==========      ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $   70,500      $  227,700
  Customer advances                            128,500           -
  Accrued expenses and taxes                   285,300         486,000
  Dividends payable                            107,700           -
                                            __________      __________
               Total current liabilities       592,000         713,700
                                            __________      __________

Shareholders' Equity:
  Common stock, $.05 par value; authorized
   7,000,000 shares; 1,216,379 issued and
   outstanding at September 30, 2010 and
   June 30, 2010                                60,800          60,800
  Additional paid-in capital                 1,540,300       1,537,200
  Accumulated other comprehensive loss     (    19,400)     (   29,800)
  Retained earnings                          2,830,000       2,935,500
                                           ___________      __________
                                             4,411,700       4,503,700
  Less common stock held in treasury, at cost,
    19,802 shares                               52,400          52,400
                                           ___________      __________
                Total shareholders' equity   4,359,300       4,451,300
                                           ___________      __________
                Total liabilities and
                 shareholders' equity     $  4,951,300      $5,165,000
                                          ============      ==========


     See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                        For the Three Month
                                           Periods Ended
                                           September 30,
                                     __________________________
                                        2010           2009
                                     __________________________


Net sales                            $1,255,500      $1,244,000
Cost of goods sold                      746,800         708,200
                                     __________      __________
Gross profit                            508,700         535,800
                                     __________      __________
Operating Expenses:
 General & administrative               286,800         229,600
 Selling                                140,400         142,200
 Research & development                  87,500         108,500
                                     __________      __________
Total operating expenses                514,700         480,300
                                     __________      __________
Income (loss) from operations        (    6,000)         55,500

Interest & other income, net              9,200           4,100
                                     __________      __________
Income before income taxes                3,200          59,600
                                     __________      __________
Income tax expense (benefit):
 Current                                  6,600          24,500
 Deferred                            (    5,600)    (     8,400)
                                     __________      __________
                                          1,000          16,100
                                     __________      __________
Net income                           $    2,200      $   43,500
                                     ==========      ==========


Basic earnings per common share      $    -            $  .04

Diluted earnings per common share    $    -            $  .04

Cash dividends declared per common
 share                               $  .09            $  .06




See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                      For the Three Month Periods Ended
                                         Sept. 30, 2010  Sept. 30, 2009
                                         ______________  ______________
Operating activities:
  Net income                                $    2,200      $  43,500
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization             47,400         51,700
      Deferred income taxes                 (    5,600)    (    8,400)
      Income tax benefit of stock options
        exercised                                 -               400
      Stock-based compensation                  3,100             400
      Changes in operating assets and liabilities:
         Accounts receivable                  729,800         185,600
         Inventories                        ( 294,700)     (  376,100)
         Prepaid expenses and other
          current assets                    (  22,000)         41,300
         Accounts payable                   ( 157,200)     (    5,900)
         Customer advances                    128,500         182,100
         Accrued expenses and taxes         (  72,500)     (   84,900)
                                            __________     ___________
       Total adjustments                      356,800      (   13,800)
                                            __________     ___________
       Net cash provided by
         operating activities                 359,000          29,700
                                            __________     ___________
Investing activities:
 Additional consideration for acquisition
   of Altamira Instruments, Inc.            ( 139,900)     (  107,000)
  Purchase of investment securities,
    available-for-sale                      (   3,400)     (    3,800)
  Capital expenditures                      (   5,200)     (    6,600)
  Purchases of intangible assets            (   3,300)     (    1,500)
                                            __________     ___________
       Net cash used in
         investing activities               ( 151,800)     (  118,900)
                                            __________     ___________
Financing activities,
  proceeds from exercise of stock options        -              5,300
                                            __________     ___________
Net increase (decrease) in cash and
  cash equivalents                            207,200      (   83,900)
Cash and cash equivalents,
  beginning of period                         632,700          738,400
                                            __________     ___________
Cash and cash equivalents, end of period    $ 839,900      $   654,500
                                            ==========     ===========

Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                              $  94,000      $  116,800


  See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2010. The results for the three months ended September 30, 2010, are not necessarily an indication of the results for the full fiscal year ending June 30, 2011.

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

2.      Acquisition of Altamira Instruments, Inc.:

On November 30, 2006, the Company acquired all of the outstanding capital stock of Altamira. The acquisition was pursuant to a Stock Purchase Agreement (the "Agreement") whereby the Company paid or issued to the sellers $400,000 in cash, and issued to them 125,000 shares of the Company's Common Stock and agreed to make additional cash payments equal to 5%, subject to adjustment, of
the net sales of Altamira for each of five periods   December 1,
2006 to June 30, 2007, each of the fiscal years ending June 30, 2008, 2009, and 2010, and July 1, 2010 to November 30, 2010.

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

As of September 30, 2010, the adjusted aggregate purchase price, was allocated to assets acquired and liabilities assumed as follows:



     Current assets             $  734,000
     Property and equipment        140,300
     Non-current assets             25,100
     Goodwill                      416,900
     Other intangible assets       639,000*
     Current liabilities        (  561,900)
                               ___________
     Net purchase price         $1,393,400
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

    Segment information is reported as follows:


                      Benchtop    Catalyst     Corporate
                      Laboratory  Research     and
                      Equipment   Instruments  Other      Consolidated
                     __________   ___________ __________  ____________

Three months ended September 30, 2010:

 Net Sales           $1,022,100    $  233,400  $    -       $1,255,500
 Foreign Sales          520,200        26,000       -          546,200
 Segment Profit (Loss)  125,000     ( 131,000)      -       (    6,000)
 Segment Assets       2,182,500     1,467,300   1,301,500    4,951,300
 Long-Lived Asset
  Expenditures            3,400         1,800       -            5,200
 Depreciation and
  Amortization           13,900        33,500       -           47,400

    Segment information is reported as follows:



                      Benchtop    Catalyst     Corporate
                      Laboratory  Research     and
                      Equipment   Instruments  Other      Consolidated
                      __________  ___________  __________ ____________

Three months ended September 30, 2009:

 Net Sales           $ 1,011,600  $  232,400   $  -       $1,244,000
 Foreign Sales           510,900     145,500      -          656,400
 Segment Profit (Loss)   121,500  (   61,900)     -           59,600
 Segment Assets        2,161,100   1,693,000   1,058,500   4,912,500
 Long-Lived Asset
  Expenditures             6,600        -         -            6,600
 Depreciation and
  Amortization            15,900      35,800      -           51,700

    Approximately 66% and 65% of net sales of benchtop laboratory equipment for the three month periods ended September 30, 2010 and 2009, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

    Two customers accounted in the aggregate for approximately 27% of the net sales of the Benchtop Laboratory Equipment Operations and 22% of total sales for the three months ended September 30, 2010, and 34% of net sales of the segment and 28% of total sales for the three months ended September 30, 2009. Sales of catalyst research instruments generally comprise a few very large orders averaging $100,000 per order to a limited number of customers, who differ from order to order. Sales to two customers represented approximately 75% of the Catalyst Research Instrument Operations' net sales and 14% of total sales for the three months ended September 30, 2010. Sales to two different customers represented 91% of the segment's net sales and 17% of total sales for the year earlier comparable period.

    The Company's foreign sales are principally to customers in Europe and Asia.

4.  Fair Value of Financial Instruments:

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at September 30, 2010 and June 30, 2010 according to the valuation techniques the Company used to determine their fair values:

                             Fair Value Measurements Using Inputs
                                       Considered as

                              Fair Value at
                           September 30, 2010  Level 1    Level 2 Level 3
                           __________________ __________  _______ _______
Cash and cash equivalents        $  839,900   $  839,900  $  -    $  -
Available for sale securities       684,100      684,100     -       -
                                 __________   __________  _______ _______
Total                            $1,524,000   $1,524,000  $  -    $  -
                                 ==========   ==========  ======= =======


                              Fair Value at
                           September 30, 2010  Level 1    Level 2 Level 3
                           __________________ __________  _______ _______
Cash and cash equivalents       $  632,700    $  632,700   $  -    $  -
Available for sale securities      665,600       665,600      -       -
                                __________    __________  _______ _______
Total                           $1,298,500    $1,298,300  $  -      $  -
                                ==========    ==========  ======= =======



Investments in marketable securities classified as available-for-sale by security type at September 30, 2010 and June 30, 2010 consisted of the following:

                                                               Unrealized
                                                   Fair       Holding Gain
                                     Cost          Value         (Loss)
                                  _________      _________    ____________
At September 30, 2010:
   Available for sale:
   Equity securities              $   7,800      $  11,600    $     3,800
   Mutual funds                     695,700        672,500        (23,200)
                                  _________      _________    ___________
                                  $ 703,500      $ 684,100    $   (19,400)
                                  =========      =========    ===========



                                                               Unrealized
                                                   Fair       Holding Gain
                                     Cost          Value         (Loss)
                                  _________      _________    ____________
At June 30, 2010:
   Available for sale:
   Equity securities              $   7,800      $   9,600    $     1,800
   Mutual funds                     687,600        656,000        (31,600)
                                  _________      _________    ___________
                                  $ 695,400      $ 665,600    $   (29,800)
                                  =========      =========    ===========

5.  Inventories:

Inventories for financial statement purposes are based on perpetual inventory records at September 30, 2010 and June 30, 2010. Components of inventory are as follows:

                       September 30,             June 30,
                           2010                    2010
                       ____________           ___________

 Raw Materials         $  987,000             $   896,400
 Work in process          379,300                 201,400
 Finished Goods           201,000                 174,800
                       __________             ___________
                       $1,567,300             $ 1,272,600
                       ==========             ===========


6.  Earnings per common share:

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

    Earnings per common share was computed as follows:

                                For the Three Month
                                   Periods Ended
                                    September 30,
                                _______________________
                                   2010         2009
                                _______________________
    Net income                  $    2,200  $    43,500
                                ==========  ===========
    Weighted average common
      shares outstanding         1,196,577    1,194,534
    Dilutive  securities            15,413        9,895
                                __________  ___________
    Weighted average dilutive
      common shares outstanding  1,211,990    1,204,429
                                ==========  ===========
    Basic earnings per
      common share              $     -     $     .04
                                ==========  ===========
    Diluted earnings per
      common share              $    -      $     .04
                                ==========  ===========

    Approximately 22,500 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2009 because the effect would be anti-dilutive.

7.  Comprehensive Income:

The FASB establishes standards for disclosure of comprehensive income or loss, which includes net income or loss and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains or losses on securities.) The Company's only source of comprehensive income or loss other than net income is the net unrealized gain or loss on securities. The components of comprehensive income were as follows:

                                  For the Three Month
                                     Periods Ended
                                      September 30,
                               ______________________
                                   2010         2009
                               ______________________
 Net income                    $   2,200   $   43,500

 Other comprehensive income
   Unrealized holding gain
     arising during period        10,400       36,100
                               _________   __________
 Comprehensive income          $  12,600   $   79,600
                               =========   ==========

8.   Goodwill and Other Intangible Assets:

In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to positive goodwill of $416,900 and $405,200 at September 30, 2010 and June 30, 2010,
respectively, all of which is deductible for tax purposes. The related agreement provides for contingent payments to the former shareholders based on net sales of the Catalyst Research Instrument Operations subject to certain limits, which are expected to be earned and paid. Additional consideration amounted to $11,700 and $11,600 for the three month periods ended September 30, 2010 and 2009, respectively.

    The components of other intangible assets are as follows:

                         Useful              Accumulated
                         Lives     Cost      Amortization      Net
                         ______   ________   ____________   ________
 At September 30, 2010:

 Technology              5 yrs.   $300,000   $230,000       $ 70,000
 Customer relationships 10 yrs.    237,000    163,100         73,900
 Non-compete agreement   5 yrs.    102,000     78,200         23,800
 Other intangible assets 5 yrs.    132,800    112,400         20,400
                                  ________   ________       ________
                                  $771,800   $583,700       $188,100
                                  ========   ========       ========

                         Useful              Accumulated
                         Lives     Cost      Amortization      Net
                         ______   ________   ____________   ________
 At June 30, 2010:

 Technology              5 yrs.   $300,000   $215,000       $ 85,000
 Customer relationships 10 yrs.    237,000    157,000         80,000
 Non-compete agreement   5 yrs.    102,000     73,100         28,900
 Other intangible assets 5 yrs.    129,500    109,200         20,300
                                  ________   ________       ________
                                  $768,500   $554,300       $214,200
                                  ========   ========       ========

Total amortization expense was $29,400 and $30,700 for the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, estimated future amortization expense related to intangible assets is $84,400 for the remainder of the fiscal year ending June 30, 2011, $51,800 for fiscal 2012, $13,500 for fiscal 2013, $9,800 for fiscal
2014, $6,500 for fiscal 2015, and $22,100 thereafter.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis or Plan of Operations

Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, impact of competition, the ability to reach final agreements, the ability to finance and produce to customers' specifications catalyst research instruments, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $207,200 to $839,900 as of September 30, 2010 from $632,700 as of June 30, 2010.

Net cash provided by operating activities was $359,000 for the three months ended September 30, 2010 as compared to $29,700 for the comparable three month period in 2009, due mainly to the collections of accounts receivable balances partially offset by an increase in inventory. Cash used in investing activities was $151,800 for the three month period ended September 30, 2010 compared to $118,900 for the three month period ended September 30, 2009 due primarily to a higher amount by $32,900 of additional consideration paid for the acquisition of Altamira Instruments, Inc.

On September 21, 2010, the Board of Directors of the Company declared a cash dividend of $.09 per share of Common Stock payable on December 15, 2010 to holders of record as of the close of business on October 18, 2010.

The Company's working capital decreased $70,000 to $3,442,700 at September 30, 2010 from $3,512,700 at June 30, 2010 mainly as a result of the recording of the dividend to be paid.

Pursuant to a promissory note with Capital One Bank, N.A., which was restated in January 2010 and extended from November 1, 2009 to January 3, 2011, at the request of the Company, the Bank at its sole discretion may extend the Company advances not to exceed an aggregate of $500,000. The advances are to be secured by the Company's assets and bear interest at the Bank's prime rate. Management believes that the Company will be able to meet, absent a material capital expenditure, its cash flow needs during the 12 months ending September 30, 2011 from its available financial resources including its cash and investment securities, and operations.

Results of Operations
_____________________

Financial Overview
__________________

The reduction in the Company's income before income taxes to $3,200 for the three months ended September 30, 2010 from $59,600 for the three months ended September 30, 2009, was principally due to the $69,100 increase to $131,000 in the segment loss incurred by the Catalyst Research Instruments Operations, which was primarily due to a reduction in the gross margins for the segment. For the comparative three month periods, the segment profit of the Benchtop Laboratory Equipment Operations increased slightly to $125,000 from $121,500.

The Three Months Ended September 30, 2010 Compared With the Three Months Ended September 30, 2009

Net sales for the three months ended September 30, 2010 increased by $11,500 (.09%) to $1,255,500 from $1,244,000 for the three months ended September 30, 2009, substantially due to a $10,500 increase in sales of benchtop laboratory equipment products. Sales of catalyst research instruments, which were approximately the same for both periods, are comprised of a small number of large orders, typically averaging over $100,000 each, while benchtop laboratory equipment sales consist of a large number of small orders usually shipped from stock. The backlog of orders for catalyst research instruments products was $692,000 as of September 30, 2010, all of which are anticipated to be delivered by fiscal year end.

The gross profit percentage for the three months ended September 30, 2010 decreased to 40.5% compared to 43.1% for the three months ended September 30, 2009, mainly as a result of the reduction in the gross margins of the Catalyst Research Instruments Operations.

General and administrative expenses for the three months ended September 30, 2010 increased by $57,200 (24.9%) to $286,800 from $229,600 for the comparable period of the prior year, mainly due to an increase in office-related expenses incurred by the Catalyst Research Instruments Operations, and expenses in the investigation of possible business opportunities.

There was an immaterial reduction in selling expenses ($1,800) to $140,400 from $142,200 for the comparative three month periods.

Research and development expenses for the three months ended September 30, 2010 decreased $21,000 (19.4%) to $87,500 from $108,500 for the three months ended September 30, 2009, primarily the result of a reduction in new product development activity by the Catalyst Research Instruments Operations.

Interest and other income increased for the comparative three month periods by $5,100 (124.4%) from $4,100 to $9,200 mainly as a result of higher cash and investment balances.

The Company reflected income tax expense for the three months ended September 30, 2010 of $1,000 on income before income taxes of $3,200 compared to $16,100 on income of $59,600 for the three months ended September 30, 2009.

As a result of the foregoing, the net income for the three months ended September 30, 2010 was $2,200 compared to $43,500 for the three months ended September 30, 2009.

Item 4.  Controls and Procedures
________________________________


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


Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibit Number: Description

       31.1    Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1    Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

               On September 23, 2010 Registrant filed a Report on Form 8-K, reporting under Item 8.01.

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

Date: November 12, 2010