Form 10-Q
period 2010-12-31
SCIENTIFIC INDUSTRIES INC
filed 2011-02-11
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended December 31, 2010

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to____________

Commission File Number: 0-6658

                  SCIENTIFIC INDUSTRIES, INC.
____________________________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware                            04-2217279
____________________________     ___________________________________
(State or other jurisdiction     (IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                        11716
________________________________________                 ___________
(Address of principal executive offices)                 (Zip Code)

                              (631)567-4700
      ____________________________________________________
      (Registrant's telephone number, including area code)

                         Not Applicable
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes   X   No
                                                       ______   ______
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer________Accelerated Filer _________

    Non-accelerated filer__________Smaller reporting company   X
    (Do not check if a smaller reporting company)           ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes   X  No
                                               _____   ______

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of February 4, 2011 was 1,196,577 shares.

                        TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION


ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


                                                                Page

                                                                ____

         Condensed Consolidated Balance Sheets                    1


         Condensed Consolidated Statements of Income              2


         Condensed Consolidated Statements of Cash Flows          3


         Notes to Condensed Consolidated Financial Statements     4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATIONS                                      11

ITEM 4   CONTROLS AND PROCEDURES                                 14

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                        14

SIGNATURE                                                        15

                     PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                            December 31,     June 30,
                                            ------------   ----------
                                                2010           2010
                                            ------------   ----------
Current Assets:                             (Unaudited)
  Cash and cash equivalents                 $1,183,200     $  632,700
  Investment securities                        677,000        665,600
  Trade accounts receivable, net               880,100      1,494,500
  Inventories                                1,377,900      1,272,600
  Prepaid expenses and other current assets     74,700         87,200
  Deferred taxes                                74,000         73,800
                                            ----------     ----------
               Total current assets          4,266,900      4,226,400

Property and equipment at cost, net            211,100        193,400

Intangible assets, net                         164,400        214,200

Goodwill                                       447,900        405,200

Other assets                                    25,700         25,700

Deferred taxes                                 107,900        100,100
                                            ----------     ----------
               Total assets                 $5,223,900     $5,165,000
                                            ==========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $   114,400    $  227,700
  Customer advances                             190,000          -
  Accrued expenses and taxes                    376,500       486,000
                                            -----------    ----------
               Total current liabilities        680,900       713,700
                                            -----------    ----------
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,216,379 issued and outstanding at
    December 31, 2010 and June 30, 2010          60,800        60,800
  Additional paid-in capital                  1,542,100     1,537,200
  Accumulated other comprehensive loss      (    27,100)  (    29,800)
  Retained earnings                           3,019,600     2,935,500
                                            ------------  ------------
                                              4,595,400     4,503,700
  Less common stock held in treasury, at cost,
   19,802 shares                                 52,400        52,400
                                            ------------  ------------
                Total shareholders' equity    4,543,000     4,451,300
                                            ------------  ------------
                Total liabilities and
                 shareholders' equity        $5,223,900    $5,165,000
                                            ============  ============


     See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                      For the Three Month       For the Six Month
                       Periods Ended            Periods Ended
                       December 31,             December 31,

                          2010         2009        2010        2009
                       ------------  ----------  ----------  ----------
Net sales                $2,031,500  $1,827,500  $3,286,900  $3,071,500
Cost of goods sold        1,162,200   1,055,600   1,909,000   1,763,700
                         ----------  ----------  ----------  ----------
Gross profit                869,300     771,900   1,377,900   1,307,800
                         ----------  ----------  ----------  ----------
Operating Expenses:
 General & administrative   310,300     342,700     597,000     572,300
 Selling                    202,900     134,300     343,300     276,600
 Research & development      89,900      80,600     177,400     189,100
                         ----------  ----------  ----------  ----------
                            603,100     557,600   1,117,700   1,038,000
                         ----------  ----------  ----------  ----------
Income from operations      266,200     214,300     260,200     269,800

Interest & other
  income, net                 6,400       9,800      15,600      13,900
                         ----------  ----------  ----------  ----------
Income before income taxes  272,600     224,100     275,800     283,700
                         ----------  ----------  ----------  ----------
Income tax expense (benefit):
  Current                    87,300      72,700      93,900      97,300
  Deferred                (   4,300)  (   7,900)  (   9,900)  (  16,400)
                         ----------  ----------  ----------  ----------
                             83,000      64,800      84,000      80,900
                         ----------  ----------  ----------  ----------
Net income               $  189,600  $  159,300  $  191,800  $  202,800
                         ==========  ==========  ==========  ==========

Basic earnings per common
  share                     $  .16      $  .13      $ .16       $ .17

Diluted earnings per common
  share                     $  .16      $  .13      $ .16       $ .17

Cash dividends declared
  per common share          $   -       $   -       $ .09       $ .06




  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Six Month Periods Ended
                                  December 31, 2010   December 31, 2009
                                  -----------------   -----------------
Operating activities:
  Net income                              $ 191,800          $  202,800
                                          ---------          ----------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization          95,600             102,200
      Deferred income tax benefit          (  9,900)          (  16,400)
      Stock-based compensation                4,900               6,500
      Income tax benefit of stock options
         exercised                             -                    400
      Changes in operating assets and liabilities:
         Accounts receivable                614,400             258,000
         Inventories                       (105,300)          ( 163,600)
         Prepaid expenses and other
          current assets                     12,500              12,500
         Accounts payable                  (113,300)          (  62,300)
         Customer advances                  190,000           (  10,100)
         Accrued expenses and taxes        ( 12,400)          (  91,700)
                                         -----------         -----------
      Total adjustments                     676,500           (  35,500)
                                         -----------         -----------
      Net cash provided by
        operating activities                868,300             238,300
                                         -----------         -----------
Investing activities:
  Additional consideration for acquisition of
    Altamira Instruments, Inc.            (139,900)           ( 107,000)
  Purchase of investment securities,
    available-for-sale                    (  6,700)           (   7,400)
  Capital expenditures                    ( 54,900)           (  10,900)
  Purchase of intangible assets           (  8,600)           (   2,500)
                                         -----------         -----------
      Net cash used in
         investing activities             (210,100)           ( 127,800)
                                         -----------         -----------
Financing activities:
  Proceeds from exercise of stock options     -                   5,300
  Cash dividend declared and paid         (107,700)           (  71,800)
                                         -----------         -----------
            Net cash by used in
             financing activities        ( 107,700)          (   66,500)
                                         -----------         -----------
Net increase in cash
 and cash equivalents                      550,500               44,000

Cash and cash equivalents,
 beginning of year                         632,700              738,400
                                        -----------          -----------
Cash and cash equivalents, end of
  period                                $1,183,200            $ 782,400
                                        ===========          ===========
Supplemental disclosures:
Cash paid during the period for:
  Income Taxes                          $ 164,000             $ 156,800

  See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2010. The results for the three and six months ended December 31, 2010, are not necessarily an indication of the results for the full fiscal year ending June 30, 2011.

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

   As of December 31, 2010, the adjusted aggregate purchase price, allocated to assets acquired and liabilities assumed is as follows:

                       Current assets           $   734,000

                       Property and equipment       140,300

                       Non-current assets            25,100

                       Goodwill                     447,900

                       Other intangible assets      639,000*

                       Current liabilities       (  561,900)
                                                ____________

                       Adjusted purchase price   $1,424,400
                                                ============



    *Of the $639,000 of other intangible assets, $237,000 was allocated to customer relationships with an estimated useful life of 10 years, $300,000 was allocated to technology including trade names and trademarks with a useful life of 5 years, and $102,000 was allocated to a non-compete agreement with a useful life of 5 years. The amounts allocated to other intangible assets are being amortized on a straight-line basis, except for the amount allocated to the customer relationships which is being amortized on an accelerated (declining balance) method.

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

    Segment information is reported as follows:

                   Benchtop    Catalyst      Corporate
                   Laboratory  Research      and
                   Equipment   Instruments   Other      Consolidated
                   ----------  -----------   ---------  ------------
Three months ended December 31, 2010:

  Net Sales        $1,244,900  $  786,600   $    -      $2,031,500
  Foreign Sales       705,600     518,600        -       1,224,200
  Segment Profit      222,900      43,300       6,400      272,600
  Segment Assets    2,305,400   1,611,700   1,306,800    5,223,900
  Long-Lived Asset
    Expenditures       29,000      20,700        -          49,700
  Depreciation and
    Amortization       14,800      33,500        -          48,300

                   Benchtop    Catalyst      Corporate
                   Laboratory  Research      and
                   Equipment   Instruments   Other      Consolidated
                   ----------  -----------   ---------  ------------
Three months ended December 31, 2009:

  Net Sales        $1,156,800  $  670,700    $   -      $1,827,500
  Foreign Sales       680,500      23,500        -         704,000
  Segment Profit      190,800      23,500       9,800      224,100
  Segment Assets    2,216,100   1,464,700   1,108,000    4,788,800
  Long-Lived Asset
     Expenditures       5,300        -           -           5,300
  Depreciation and
    Amortization       15,400      35,000        -          50,400

  Approximately 70% and 74% of net sales of benchtop laboratory equipment (61% and 47% of total net sales) for the three month periods ended December 31, 2010 and 2009, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

  Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 36% and 24% of the segment's net sales (22% and 15% of total net sales) for the three month periods ended December 31, 2010 and 2009, respectively.

  Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales to four and three customers who differed from period to period accounted for 67% and 69% of the segment's net sales (26% and 34% of total net sales) for the three month periods ended December 31, 2010 and 2009, respectively.


                   Benchtop    Catalyst      Corporate
                   Laboratory  Research      and
                   Equipment   Instruments   Other      Consolidated
                   ----------  -----------   ---------  ------------
Six months ended December 31, 2010:

 Net Sales         $2,267,000   $1,019,900   $   -        $3,286,900
 Foreign Sales      1,226,100      544,600       -         1,770,700
 Segment Profit
  (Loss)              347,900  (    87,700)    15,600        275,800
 Segment Assets     2,305,400    1,611,700  1,306,800      5,223,900
 Long-Lived Asset
   Expenditures        32,400       22,500       -            54,900
 Depreciation and
   Amortization        28,600       67,000       -            95,600


                   Benchtop    Catalyst      Corporate
                   Laboratory  Research      and
                   Equipment   Instruments   Other      Consolidated
                   ----------  -----------   ---------  ------------
Six months ended December 31, 2009:

 Net Sales         $2,168,400   $  903,100   $   -        $3,071,500
 Foreign Sales      1,191,300      169,100       -         1,360,400
 Segment Profit
  (Loss)              310,200   (   40,400)    13,900        283,700
 Segment Assets     2,216,100    1,464,700  1,108,000      4,788,800
 Long-Lived Asset
   Expenditures        10,900         -          -            10,900
Depreciation and
   Amortization        31,400       70,800       -           102,200


   Approximately 68% and 70% of net sales of benchtop laboratory equipment for the six month periods ended December 31, 2010 and 2009, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

   Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 32% and 29% of the segment's net sales for the six month periods ended December 31, 2010 and 2009, respectively (22% of total net sales for each of the 2010 and 2009 periods).

   Sales of catalyst research instruments to four and five different customers, accounted for approximately 43% and 78% of that segment's net sales (13% and 27% of total net sales) for the six months ended December 31, 2010 and 2009, respectively.

   The Company's foreign sales are principally made to customers in Europe and Asia.

   4.  Fair Value of Financial Instruments:

   The Financial Accounting Standards Board ("FASB") defines the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

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

   The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at December 31, 2010 and June 30, 2010 according to the valuation techniques the Company used to determine their fair values:

                             Fair Value Measurements Using Inputs
                                        Considered as

                              Fair Value at
                           December 31, 2010 Level 1    Level 2 Level 3
                           ----------------- ---------- ------- -------
Cash and cash equivalents       $1,183,200   $1,183,200 $  -    $  -
Available for sale securities      677,000      677,000    -       -
                                ----------   ---------- ------- -------
Total                           $1,860,200   $1,860,200 $  -    $  -
                                ==========   ========== ======= =======


                             Fair Value Measurements Using Inputs
                                       Considered as

                              Fair Value at
                              June 30, 2010 Level 1    Level 2  Level 3
                              ------------- ---------  -------  -------
Cash and cash equivalents       $  632,700  $ 632,700  $  -      $  -
Available for sale securities      665,600    665,600     -         -
                                ---------- ----------  -----     ------
Total                           $1,298,300 $1,298,300  $  -      $  -
                                ========== ==========  =====     ======

Investments in marketable securities classified as available-for-sale by security type at December 31, 2010 and June 30, 2010 consisted of the following:


                                                           Unrealized
                                                Fair       Holding Gain
                                  Cost          Value      (Loss)
                              ---------      ---------    -------------
At December 31, 2010:
   Available for sale:
   Equity securities          $   7,800      $  12,000    $     4,200
   Mutual funds                 696,300        665,000        (31,300)
                              ---------      ---------    ------------
                              $ 704,100      $ 677,000    $   (27,100)
                              =========      =========    ============

                                                          Unrealized
                                                Fair      Holding Gain
                                  Cost          Value     (Loss)
                              ---------      ---------    ------------
At June 30, 2010:
   Available for sale:
   Equity securities          $   7,800      $   9,600    $     1,800
   Mutual funds                 687,600        656,000        (31,600)
                              ---------      ---------    ------------
                              $ 695,400      $ 665,600    $   (29,800)
                              =========      =========    ============
5. Inventories:

   At interim reporting periods, inventories for financial statement purposes are based on perpetual inventory records. Components of inventory are as follows:

                        December 31,               June 30,
                           2010                      2010
                        ------------            -----------
   Raw Materials         $1,038,300             $   896,400
   Work in process          164,600                 201,400
   Finished Goods           175,000                 174,800
                        ------------            -----------
                         $1,377,900             $ 1,272,600
                        ============            ===========

6. Earnings per common share:

   Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

    Earnings per common share was computed as follows:

                           For the Three Month   For the Six Month
                           Periods Ended         Periods Ended
                           December 31,          December 31,
                           -------------------   ---------------------
                              2010       2009       2010       2009
                           --------- ----------  ---------  ----------
Net income                 $ 189,600 $  159,300  $ 191,800  $  202,800
                           ========= ==========  =========  ==========
Weighted average common
 shares outstanding        1,196,577  1,196,577  1,196,577   1,195,534
Effect of dilutive
 securities                   17,308     19,553     16,360      14,888
                           ---------  ---------  ---------   ---------
Weighted average dilutive
common shares outstanding  1,213,885  1,216,130  1,212,937   1,210,422
                           =========  =========  =========   =========
Basic earnings per
 common share              $  .16     $  .13     $  .16      $  .17
                           ======     ======     ======      ======
Diluted earnings per
 common share              $  .16     $  .13     $  .16      $  .17
                           ======     ======     ======      ======

   Approximately 1,500 and 20,500 shares of the Company's Common Stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three and six months ended December 31, 2009, respectively, because the effect would be anti-dilutive.

7. Comprehensive Income:

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


                                For the Three Month For the Six Month
                                Periods Ended       Periods Ended
                                December 31,        December 31,
                                ------------------- ------------------
                                  2010      2009       2010     2009
                                --------  --------- --------- --------
 Net Income                     $189,600  $159,300  $191,800  $202,800

 Other comprehensive income(loss):
  Unrealized holding gain
  (loss) arising during
  period, net of tax           (   7,700)    4,500     2,700    40,600
                               ---------- --------  --------  --------
 Comprehensive income          $ 181,900  $163,800  $194,500  $243,400
                               ========== ========  ========  ========

8. Goodwill and Other Intangible Assets:

   In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to positive goodwill of $447,900 and $405,200 at December 31, 2010 and June 30, 2010,
   respectively, all of which is deductible for tax purposes. The related agreement provided for contingent payments to the former shareholders based on net sales for five designated periods of the Catalyst Research Instrument Operations subject to certain limits, which were earned and paid. Additional consideration amounted to $42,700 for the five months ended November 30, 2010 (the fifth and final designated period) and $45,200 for the six months ended December 31, 2009.

        The components of other intangible assets are as follows:

                          Useful               Accumulated
                          Lives       Cost     Amortization      Net
                         --------   --------   ------------   --------
 At December 31, 2010:

 Technology                5 yrs.   $300,000      $245,000    $ 55,000
 Customer relationships   10 yrs.    237,000       168,500      68,500
 Non-compete agreement     5 yrs.    102,000        83,300      18,700
 Other intangible assets   5 yrs.    138,100       115,900      22,200
                                    --------      --------    --------
                                    $777,100      $612,700    $164,400
                                    ========      ========    ========

                          Useful               Accumulated
                          Lives       Cost     Amortization      Net
                         --------   --------   ------------   --------
 At June 30, 2010:

 Technology                5 yrs.   $300,000      $215,000    $ 85,000
 Customer relationships   10 yrs.    237,000       157,000      80,000
 Non-compete agreement     5 yrs.    102,000        73,100      28,900
 Other intangible assets   5 yrs.    129,500       109,200      20,300
                                    --------      --------    --------
                                    $768,500      $554,300    $214,200
                                    ========      ========    ========

Total amortization expense was $29,000 and $31,400 for the three months ended December 31, 2010 and 2009, respectively and $58,400 and $63,400 for the six months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, estimated future amortization expense related to intangible assets is $60,700 for the six months ending June 30, 2011, $51,800 for fiscal 2012, $13,500 for fiscal 2013, $9,800 for fiscal
2014, and $28,600 thereafter.


9. Note Payable

   On January 5, 2011, the Company and Capital One Bank, N.A. ("Bank") agreed to extend the Company's outstanding promissory note through January 3, 2012 in the form of a restatement. The note provides for maximum borrowings of up to $500,000 and interest at the Bank's prime rate, which was 3.25% as of December 31, 2010. Advances are at the discretion of the Bank.

   All borrowings under the note are collaterized by the Company's assets to the extent of amounts borrowed and outstanding and all outstanding amounts are due and payable on January 3, 2012. The Company had not borrowed under the note as of December 31, 2010 and June 30, 2010.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $550,500 to $1,183,200 as of December 31, 2010 from $632,700 as of June 30, 2010.

Net cash provided by operating activities was $868,300 for the six months ended December 31, 2010 as compared to $238,300 for the comparable six month period in 2009, due mainly to the collections of accounts receivable balances and monies received in advance from customers of Altamira with respect to their orders. Cash used in investing activities was $210,100 for the six month period ended December 31, 2010 compared to $127,800 for the six month period ended December 31, 2009 primarily due to a higher amount of additional contingent consideration paid for the acquisition of Altamira, and purchases of capital equipment. Cash used in financing activities was $107,700 for the six month period ended December 31, 2010 compared to $66,500 for the six month period ended December 31, 2009 due to a higher dividend declared and paid this year.

On September 21, 2010, the Board of Directors of the Company declared a cash dividend of $.09 per share of Common Stock which was paid on December 15, 2010 to holders of record as of the close of business on October 18, 2010 as compared to $.06 per share paid in the prior fiscal year.

The Company's working capital increased by $73,300 to $3,586,000 as of December 31, 2010 from working capital of $3,512,700 at June 30, 2010.

Pursuant to a promissory note with Capital One Bank, N.A. which was restated in January 2011 extending the expiration date from January 3, 2011 to January 3, 2012, at the request of the Company, the Bank at its sole discretion may extend to the Company advances not to exceed an aggregate of $500,000, none of which had been borrowed as of December 31, 2010. The advances are to be secured by the Company's assets and bear interest at the Bank's prime rate. Management believes that the Company will be able to meet its cash flow needs for the next 12 months from its available financial resources including the restated promissory note and investment securities.

Results of Operations

Financial Overview

The Company recorded increased income before income taxes of $272,600 for the three month period ended December 31, 2010 from $214,300 for the three month period ended December 31, 2009, mainly the result of increased sales for both business segments. For the comparable six month periods ended December 31, 2010 and December 31, 2009, income before income taxes was slightly lower - $275,800 compared with $283,700, primarily the result of higher sales commissions paid to independent sales representatives for the Catalyst Research Instruments products. As of December 31, 2010, the Catalyst Research Instruments operation had an order backlog of $283,000, compared to $1,200,000 as of December 31, 2009.

The Three Months Ended December 31, 2010 Compared With the Three
Months Ended December 31, 2009

Net sales for the three months ended December 31, 2010 increased by $204,000 (11.2%) to $2,031,500 from $1,827,500 for the three months ended December 31, 2009 as a result of increases of $88,100 for the benchtop laboratory equipment products, and $115,900 for the catalyst research instruments. Sales of the benchtop laboratory equipment products generally are pursuant to many small purchase orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings.

The Company's gross profit percentages for the three month comparative periods ended December 31, 2010 and December 31, 2009 were substantially the same - 42.8% versus 42.2%.

General and administrative expenses ("G&A") for the three month comparative periods ended December 31, 2010 and December 31, 2009 decreased by $32,400 (9.5%) to $310,300 from $342,700 primarily as a result of lower consulting costs for the Catalyst Research Instruments Operations.

Selling expenses for the three months ended December 31, 2010 increased $68,600 (51.1%) to $202,900 from $134,300 for the three months ended
December 31, 2009, due primarily to higher sales commissions paid to independent sales representatives and increased travel expenses for the Catalyst Research
Instruments.

As a result of increased new product development activity for the Benchtop Laboratory Equipment operations, research and development expenses increased $9,300 (11.5%) to $89,900 for three month comparative periods.

Interest and other income for the three months ended December 31, 2010 decreased $3,400 (34.7%) to $6,400 from $9,800 for the three months ended December 31, 2009 primarily due to reduced sublease rental income at the Company's headquarters in Bohemia, New York.

Income tax expense for the three months ended December 31, 2010 was $83,000 compared to $64,800 for the three months ended December 31, 2009, mainly due to the higher income.

As a result of the foregoing, net income for the three months ended December 31, 2010 was $189,600, an increase of $30,300 (19.0%) from
$159,300 for the three months ended December 31, 2009.

The Six Months Ended December 31, 2010 Compared With the Six Months Ended December 31, 2009

Net sales for the six months ended December 31, 2010 increased by $215,400 (7.0%) to $3,286,900 compared to $3,071,500 for the six months ended December 31, 2009, due to increases of $98,600 by the Benchtop Laboratory Equipment Operations, and $116,800 by the Catalyst Research Instruments Operations. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings.

The gross profit percentages for the six month comparative periods ended December 31, 2010 and December 31, 2009 were substantially the same - 41.9% versus 42.6%.

G & A expenses increased by $24,700 (4.3%) to $597,000 for the six months ended December 31, 2010 from $572,300 for the comparable period last year, primarily the result of an increase in expenses incurred in the pursuit of business opportunities for the Company partially offset by a reduction in consulting costs for the Catalyst Research Instruments Operations.

Selling expenses for the six months ended December 31, 2010 increased by $66,700 (24.1%) to $343,300 from $276,600 for the six months ended December 31, 2009, due primarily to increased sales commissions paid to independent sales representatives and travel expenses by the Catalyst Research Instruments Operations.

Research and development expenses for the six months ended December 31, 2010 decreased $11,700 (6.2%) to $177,400 compared to $189,100 for the six months ended December 31, 2009, primarily the result of reduced new product development activity by the Catalyst Research Instruments Operations.

Interest and other income for the six month period ended December 31, 2010 increased by $1,700 to $15,600 from $13,900 for the six month period ended December 31, 2009.

Income tax expense for the six month period ended December 31, 2010 was $84,000 compared to $80,900 for the comparable period of the prior fiscal year.

As a result of the foregoing, net income of $191,800 for the six months ended December 31, 2010 was lower by $11,000 (5.4%) compared to $202,800 for the six months ended December 31, 2009.

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


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit Number:     Description

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to
                             Section 302 of the Sarbanes-Oxley Act of
                             2002.

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to
                             Section 906 of the Sarbanes-Oxley Act of
                             2002.

    (b) Reports on Form 8-K:
                             On January 5, 2011 and January 18, 2011
                             Registrant filed Reports on Form 8-K, both reporting under Item 1.01.

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

Date: February 11, 2011