Form 10-Q
period 2011-03-31
SCIENTIFIC INDUSTRIES INC
filed 2011-05-13
CIK 87802

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended    March 31, 2011

______TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                              ___________  ___________

Commission File Number:  0-6658

                  SCIENTIFIC INDUSTRIES, INC.
______________________________________________________
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

    Large accelerated filer________Accelerated Filer________

    Non-accelerated filer        Smaller reporting company   X
                         ________                         _______
   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes    X  No
                                               _____     _____

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of April 29, 2011 was 1,196,577 shares.

                        TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION


ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


                                                                   Page
                                                                   ____

         Condensed Consolidated Balance Sheets                        1


         Unaudited Condensed Consolidated Statements of Operations    2


         Unaudited Condensed Consolidated Statements of Cash Flows    3


         Notes to Condensed Consolidated Financial Statements         4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS  12

ITEM 4   CONTROLS AND PROCEDURES                                     15

PART II   OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                            15

SIGNATURE



                     PART I-FINANCIAL INFORMATION
                 Item 1.  Financial Statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                               March 31,        June 30,
                                                 2011            2010
                                            ___________       __________
Current Assets:                             (Unaudited)
  Cash and cash equivalents                 $1,135,900        $  632,700
  Investment securities                        685,400           665,600
  Trade accounts receivable, net               623,400         1,494,500
  Inventories                                1,367,200         1,272,600
  Prepaid expenses and other current assets    126,500            87,200
  Deferred taxes                                74,400            73,800
                                            __________        __________
           Total current assets              4,012,800         4,226,400

Property and equipment at cost, net            197,400           193,400

Intangible assets, net                         138,100           214,200

Goodwill                                       447,900           405,200

Other assets                                    25,800            25,700

Deferred taxes                                 110,700           100,100
                                            __________        __________
           Total assets                     $4,932,700        $5,165,000
                                            ==========        ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $  113,500       $   227,700
  Accrued expenses and taxes                   197,900           486,000
                                            __________       ___________
           Total current liabilities           311,400           713,700
                                            __________       ___________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,216,379 issued and outstanding at
    March 31, 2011 and June 30, 2010            60,800            60,800
  Additional paid-in capital                 1,557,900         1,537,200
  Accumulated other comprehensive loss     (    24,800)       (   29,800)
  Retained earnings                          3,079,800         2,935,500
                                           ____________       ___________
                                             4,673,700         4,503,700
  Less common stock held in treasury, at cost,
    19,802 shares                               52,400            52,400
                                           ____________       ___________
           Total shareholders' equity        4,621,300         4,451,300
                                           ____________       ___________
           Total liabilities and
             shareholders' equity           $4,932,700        $5,165,000
                                           ============       ===========



     See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                         For the Three Month    For the Nine Month
                         Periods Ended          Periods Ended
                         March 31,              March 31,

                            2011        2010       2011        2010
                         __________  __________ __________  __________

Net sales                $1,460,300  $1,137,600 $4,747,200  $4,209,100
Cost of goods sold          863,500     659,600  2,772,500   2,423,300
                         __________  __________ __________  __________
Gross profit                596,800     478,000  1,974,700   1,785,800
                         __________  __________ __________  __________
Operating Expenses:
 General & administrative   282,800     275,100    879,800     847,300
 Selling                    159,000     141,800    502,300     418,400
 Research & development      90,300      82,300    267,700     271,500
                         __________  __________ __________  __________
                            532,100     499,200  1,649,800   1,537,200
                         __________  __________ __________  __________
Income (loss)
 from operations             64,700  (   21,200)   324,900     248,600

Interest & other
 income, net                  9,800      10,300     25,400      24,200
                          __________  __________ _________  __________
Income (loss)
 before income taxes         74,500  (   10,900)   350,300     272,800
                          __________ ___________ _________  __________

Income tax expense (benefit):
 Current                     19,300      10,500    113,100     107,800
 Deferred                (    5,000) (   14,600) (  14,800) (   31,000)
                         ___________ ___________ __________ ___________
                             14,300  (    4,100)    98,300      76,800

Net income (loss)        $   60,200  ($   6,800) $ 252,000  $  196,000
                         ==========  ==========  =========  ==========


Basic earnings (loss) per common
 share                       $  .05    ($  .01)     $ .21      $ .16

Diluted earnings (loss) per common
 share                       $  .05    ($  .01)     $ .21      $ .16

Cash dividends declared
 per common share            $  -       $   -       $ .09      $ .06




  See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For the Nine Month Periods Ended
                                      March 31, 2011 March 31, 2010
                                      ______________ ______________
Operating activities:
  Net income                              $ 252,000     $  196,000
                                          _________     __________
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization         142,200        149,900
      Deferred income taxes                ( 14,800)      ( 31,000)
      Stock-based compensation               20,800          9,500
      Income tax benefit of stock options
         exercised                             -               400
      Changes in operating assets and liabilities:
         Accounts receivable                871,100        283,800
         Inventories                       ( 94,600)      (522,500)
         Prepaid expenses and other
          current assets                   ( 39,300)        22,100
         Accounts payable                  (114,300)         3,000
         Customer advances                     -           136,300
         Accrued expenses and taxes        (148,200)      (140,800)
                                          __________     __________
      Total adjustments                     622,900       ( 89,300)
                                          __________     __________
      Net cash provided by
        operating activities                874,900        106,700
                                          __________     __________
Investing activities:
 Additional consideration for
    Altamira Instruments, Inc.
      acquisition                          (182,600)      (107,000)
 Purchase of investment securities,
    available-for-sale                     ( 11,100)      ( 11,000)
 Capital expenditures                      ( 61,500)      ( 22,400)
 Purchase of intangible assets             (  8,800)      (  3,300)

       Net cash used in
         investing activities              (264,000)      (143,700)
                                          __________     ___________
Financing activities:
 Proceeds from exercise of stock options       -             5,300
 Cash dividends declared and paid          (107,700)      ( 71,800)
                                          __________     __________
      Net cash used in                     (107,700)      ( 66,500)
        financing activities
                                          __________     __________
Net increase (decrease) in cash
 and cash equivalents                       503,200       (103,500)
Cash and cash equivalents, beginning
 of year                                    632,700        738,400
                                         ___________    ___________
Cash and cash equivalents, end of period $1,135,900     $  634,900
                                         ===========    ===========
Supplemental disclosures:
Cash paid during the period for:
  Income Taxes                           $  298,400     $  263,300


 See notes to condensed consolidated financial statements (unaudited)

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10K, for the fiscal year ended June 30, 2010. The results for the three and nine months ended March 31, 2011, are not necessarily an indication of the results of the full fiscal year ending June 30, 2011.

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

2.  Recent Accounting Pronouncements:

In December 2010, the Financial Accounting Standards Board ("FASB") issued a new standard which modifies step 1 of the goodwill impairment test for entities with a zero or negative carrying value to require entities to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The new standard allows an entity to use either the equity or the enterprise valuation premise to determine the carrying amount of a reporting unit. The Company will adopt the new accounting standard which will become effective for impairment tests to be performed during the fiscal year ending June 30, 2012.

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

As of March 31, 2011, the total adjusted aggregate purchase price, allocated to assets acquired and liabilities assumed is as follows:



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

4.  Segment Information and Concentrations:

The Company views its operations as two segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors ("Benchtop Laboratory Equipment Operations"), and the manufacture and marketing by Altamira of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies sold on a direct basis ("Catalyst Research Instruments Operations").

    Segment information is reported as follows:


                       Benchtop    Catalyst     Corporate
                       Laboratory  Research     and
                       Equipment   Instruments  Other     Consolidated
                       __________  ___________  _________ ____________
Three months ended March 31, 2011:

Net Sales              $1,164,900   $  295,400   $    -     $1,460,300
Foreign Sales             720,800      201,400        -        922,200
Profit(Loss)              138,900   (   74,200)      9,800      74,500
Assets                  2,313,900    1,300,400   1,318,400   4,932,700
Long-Lived Asset
   Expenditures             5,800          800        -          6,600
 Depreciation and
   Amortization            13,800       32,800        -         46,600


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


 Approximately 70% and 64% of net sales of benchtop laboratory equipment for the three month periods ended March 31, 2011 and 2010, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

 Two benchtop laboratory equipment customers accounted in the aggregate for the three month periods ended March 31, 2011 and 2010 for approximately 23% and 32% of the segment's net sales, respectively, (19% and 29% of total net sales, respectively.)

 Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales to two customers in the three months ended March 31, 2011 and another customer in the three months ended March 31, 2010, accounted respectively for 93% and 47% of the segment's net sales (19% and 5% of total net sales) for the respective periods.

                       Benchtop    Catalyst     Corporate
                       Laboratory  Research     and
                       Equipment   Instruments  Other     Consolidated
                       __________  ___________  _________ ____________

Nine months ended March 31, 2011:

 Net Sales           $3,431,900   $1,315,300   $    -      $4,747,200
 Foreign Sales        1,946,300      746,000        -       2,692,300
 Profit(Loss)           486,800  (   161,900)     25,400      350,300
 Assets               2,313,900    1,300,400   1,318,400    4,932,700
 Long-Lived Asset
    Expenditures         38,100       23,400        -          61,500
 Depreciation and
    Amortization         42,600       99,600        -         142,200



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


 Approximately 69% and 68% of net sales of benchtop laboratory equipment for the nine month periods ended March 31, 2011 and 2010, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

 Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 29% and 30% of the segment's net sales (21% and 23% of total net sales) for the nine month periods ended March 31, 2011 and 2010, respectively.

 Sales of catalyst research instruments to three customers in the nine months ended March 31, 2011 and to three other customers in the nine months ended March 31, 2010 accounted for approximately 43% and 65% of that segment's net sales (12% and 16% of total net sales) for the respective nine month periods.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at March 31, 2011 and June 30, 2010 according to the valuation techniques the Company used to determine their fair values:

                             Fair Value Measurements Using Inputs
                                       Considered as

                             Fair Value at
                             March 31, 2011  Level 1   Level 2  Level 3
                             ______________  _______   _______  _______
Cash and cash equivalents     $1,135,900   $1,135,900  $  -     $  -
Available for sale securities    685,400      685,400     -        -
                              __________   __________  ______   ______
Total                         $1,821,300   $1,821,300  $  -     $  -
                              ==========   ==========  ======   ======

                             Fair Value Measurements Using Inputs
                                       Considered as

                             Fair Value at
                             June 30, 2010  Level 1   Level 2  Level 3
                             ______________  _______   _______  _______
Cash and cash equivalents     $  632,700   $  632,700  $  -     $  -
Available for sale securities    665,600      665,600     -        -
                              __________   __________  ______   ______
Total                         $1,298,300   $1,298,300  $  -     $  -
                              ==========   ==========  ======   ======

Investments in marketable securities classified as available-for-sale by security type at March 31, 2011 and June 30, 2010 consisted of the following:



                                                          Unrealized
                                                Fair      Holding Gain
                                  Cost          Value     (Loss)
                              _________      _________    ____________

At March 31, 2011:
   Available for sale:
   Equity securities          $   7,800      $  12,900    $     5,100
   Mutual funds                 702,400        672,500        (29,900)
                              _________      _________    ____________
                              $ 710,200      $ 685,400    $   (24,800)
                              =========      =========    ============

                                                          Unrealized
                                                Fair      Holding Gain
                                  Cost          Value     (Loss)
                              _________      _________    ____________
At June 30, 2010:
   Available for sale:
   Equity securities          $   7,800      $   9,600    $     1,800
   Mutual funds                 687,600        656,000        (31,600)
                              _________      _________    ____________
                              $ 695,400      $ 665,600    $   (29,800)
                              =========      =========    ============
6.  Inventories:

At interim reporting periods, inventories for financial statement purposes are based on perpetual inventory records. Components of inventory are as follows:

                               March 31,           June 30,
                                2011                2010
                             __________          ___________

       Raw Materials         $  982,100          $   896,400
       Work in process          204,800              201,400
       Finished Goods           180,300              174,800
                             __________          ___________
                             $1,367,200          $ 1,272,600
                             ==========          ===========
7.  Earnings per common share:

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

    Earnings (Loss) per common share was computed as follows:

                           For the Three Month   For the Nine Month
                           Periods Ended         Periods Ended
                           March 31,             March 31,
                           ___________________   _____________________
                           2011       2010       2011       2010
                           ___________________   _____________________
Net income    (loss)       $  60,200  ($  6,800) $ 252,000  $196,000
                           =========  ========== =========  ========
Weighted average common
 shares outstanding        1,196,577  1,196,577  1,196,577 1,195,876
Effect of dilutive
 securities                   17,110       -        16,610    15,738
                           _________  _________  _________ _________
Weighted average dilutive
common shares outstanding  1,213,687  1,196,577  1,213,187 1,211,614
                           =========  =========  ========= =========
Basic earnings (loss) per
common share               $   .05   ($   .01)   $   .21   $   .16
                           =======   =========   =======   =======
Diluted earnings (loss) per
common share               $   .05   ($   .01)   $   .21   $   .16
                           =======   =========   =======   =======

 Approximately 53,000 and 23,000 shares, respectively, of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three and nine months ended March 31, 2010, because the effect would be anti-dilutive.

8.  Comprehensive Income:

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

                            For the Three Month    For the Nine Month
                            Periods Ended          Periods Ended
                            March 31,              March 31,
                            ___________________    __________________
                               2011      2010         2011     2010
                            ___________________    __________________
Net Income (Loss)           $ 60,200  ($ 6,800)    $252,000  $196,000

Other comprehensive income:
 Unrealized holding gain
  arising during period,
  net of tax                   2,300     6,900        5,000    47,500
                           _________   ________    ________  ________
Comprehensive income       $  62,500   $   100     $257,000  $243,500
                           =========   ========    ========  ========

9.  Goodwill and Other Intangible Assets:

In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to positive goodwill of $447,900 and $405,200 at March 31, 2011 and June 30, 2010, respectively, all of which is deductible for tax purposes. The related agreement provided for contingent payments to the former shareholders based on net sales for five designated periods of the Catalyst Research Instrument Operations subject to certain limits, which were earned and paid. Additional consideration amounted to $42,700 for the five months ended November 30, 2010 (the fifth and final designated period) and $51,400 for the nine months ended March 31, 2010.

        The components of other intangible assets are as follows:

                        Useful             Accumulated
                        Lives     Cost     Amortization      Net
                        ______    ________ ____________   ________
 At March 31, 2011:

 Technology              5 yrs.   $300,000    $260,000    $ 40,000
 Customer relationships 10 yrs.    237,000     172,800      64,200
 Non-compete agreement   5 yrs.    102,000      88,400      13,600
 Other intangible assets 5 yrs.    138,300     118,000      20,300
                                  ________    ________    ________
                                  $777,300    $639,200    $138,100
                                  ________    ________    ________

                        Useful             Accumulated
                        Lives     Cost     Amortization      Net
                        ______    ________ ____________   ________
 At June 30, 2010:

 Technology              5 yrs.   $300,000    $215,000    $ 85,000
 Customer relationships 10 yrs.    237,000     157,000      80,000
 Non-compete agreement   5 yrs.    102,000      73,100      28,900
 Other intangible assets 5 yrs.    129,500     109,200      20,300
                                  ________    ________    ________
                                  $768,500    $554,300    $214,200
                                  ________    ________    ________

Total amortization expense was $26,500 and $29,000 for the three months ended March 31, 2011 and 2010, respectively and $84,900 and $92,600 for the nine months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, estimated future amortization expense related to intangible assets is $26,500 for the remaining three months of the fiscal year ending June 30, 2011, $51,800 for fiscal 2012, $13,500 for fiscal 2013, $9,800 for fiscal 2014, $9,800 for fiscal 2015, and $26,700 thereafter.

10. Note Payable

On January 5, 2011, the Company and Capital One Bank, N.A. ("Bank") agreed to extend the Company's outstanding promissory note through January 3, 2012 in the form of a restatement. The note provides for maximum borrowings of up to $500,000 and interest at the Bank's prime rate, which was 3.25% as of March 31, 2011. Advances are at the discretion of the Bank.

All borrowings under the note are to be collaterized by the Company's assets to the extent of amounts borrowed and outstanding and all outstanding amounts are due and payable on January 3, 2012. The Company had not borrowed under the note as of March 31, 2011 and June 30, 2010.

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

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $503,200 to $1,135,900 as of March 31, 2011 from $632,700 as of June 30, 2010.

Net cash provided by operating activities increased to $874,900 for the nine month period ended March 31, 2011 as compared to $106,700 for the nine month period ended March 31, 2010, due mainly to the collection of accounts receivable balances, lower inventory levels and income from operations. Cash used in investing activity levels was $264,400 for the nine month period ended March 31, 2011 compared to $143,700 for the nine month period ended March 31, 2010 primarily due to a higher amount of additional consideration paid for the acquisition of Altamira and purchases of new equipment. Cash used in financing activities was $107,700 for the nine month period ended March 31, 2011 compared to $66,500 for the nine month period ended March 31, 2010, due primarily to a higher dividend paid during the nine month period ended March 31, 2011.

On September 21, 2010, the Board of Directors of the Company declared a cash dividend of $.09 per share of Common Stock which was paid on December 15, 2010 to holders of record as of the close of business on October 18, 2010 as compared to $.06 per share paid in the prior fiscal year.

The Company's working capital increased by $188,700 to $3,701,400 as of March 31, 2011 from working capital of $3,512,700 at June 30, 2010 mainly the result of the increased income for the nine months ended March 31, 2011 and a reduction of contingent consideration payments to the sellers of Altamira.

Pursuant to a promissory note with Capital One Bank, N.A. which was restated in January 2011 extending the expiration date from January 3, 2011 to January 3, 2012, at the request of the Company, the Bank at its sole discretion may extend to the Company advances not to exceed an aggregate of $500,000, none of which had been borrowed as of March 31, 2011. The advances are to be secured by the Company's assets and bear interest at the Bank's prime rate. Management believes that the Company will be able to meet its cash flow needs for the next 12 months from its available financial resources including the financing represented by the promissory note and investment securities.




                                    12
Results of Operations

Financial Overview

The Company recorded income before income taxes of $74,500 and $350,300 for the three and nine month periods ended March 31, 2011 compared to a loss of $10,900 for the three month period ended March 31, 2010 and income of $272,800 for the nine month period ended March 31, 2010, mainly the result of increased sales for both business segments. However, due to the apparent lack of customer funding, the $240,000 backlog for catalyst research instruments at March 31, 2011 is significantly lower than $1,600,000 as of March 31, 2010.

The Three Months Ended March 31, 2011 Compared With the Three Months Ended March 31, 2010
____________________________________________________________________

Net sales for the three months ended March 31, 2011 increased by $322,700 (28.4%) to $1,460,300 compared to $1,137,600 for the three months ended March 31, 2010 as a result of a $153,000 increase in sales of benchtop laboratory equipment and $169,700 increase in sales of catalyst research instruments. Sales of benchtop laboratory equipment products generally are comprised of small purchase orders from distributors, while sales of the catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, subjecting the segment's revenues to material fluctuations.

The gross profit percentage for the three months ended March 31, 2011 decreased to 40.9% compared to 42.0% for the three months ended March 31, 2010, due primarily to higher material costs for the Benchtop Laboratory Equipment Operations.

General and administrative expenses for the three month comparative periods ended March 31, 2011 and March 31, 2010 increased slightly by $7,700 (2.8%) to $282,800 from $275,100, primarily the result of an increase in expenses to investigate potential external business opportunities.

Selling expenses for the three months ended March 31, 2011 increased $17,200 (12.1%) to $159,000 from $141,800 for the comparable period of the prior year, due primarily to the employment of a customer service representative and added marketing consulting expenses for the Benchtop Laboratory Equipment Operations.

Research and development expenses for the three months ended March 31, 2011 increased by $8,000 (9.7%) to $90,300 compared to $82,300 for the three months ended March 31, 2010, primarily the result of added new product development activity by the Benchtop Laboratory Equipment Operations.

Interest and other income was substantially the same (a $500 decrease) for the three month comparative periods.

Income tax expense for the three month period ended March 31, 2011 was $14,300 compared to a tax benefit of $4,100 for the three month period ended March 31, 2010, reflecting the income of the 2011 period and the loss for the 2010 period.

As a result of the foregoing, the Company recorded net income for the three months ended March 31, 2011 of $60,200 compared to a net loss of $6,800 for the three months ended March 31, 2010.

Nine Months Ended March 31, 2011 Compared With the Nine Months Ended March 31, 2010
____________________________________________________________________

Net sales for the nine months ended March 31, 2011 increased by $538,100 (12.8%) to $4,747,200 compared to $4,209,100 for the nine months ended March 31, 2010, the result of the increases of $251,700 in benchtop laboratory equipment net sales, and $286,400 in catalyst research instruments net sales. Sales of benchtop laboratory equipment products generally are comprised of small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, subjecting the segment's revenues to material fluctuations.

The gross profit percentage for the comparative nine month periods decreased slightly to 41.6% from 42.4%, due primarily to slightly lower margins for the Catalyst Research Instruments Operations.

General and Administrative expenses increased by $32,500 (3.8%) from $847,300 to $879,800 for the comparative nine month periods ended March 31, 2011 and 2010, primarily the result of an increase in expenses incurred in investigating potential external business opportunities.

Selling expenses for the nine months ended March 31, 2011 increased by $83,900 (20.1%) to $502,300 compared to $418,400 for the nine months ended March 31, 2010, due primarily to the employment of a customer service representative and increased sales commissions paid to independent sales representatives and travel expenses by the Catalyst Research Investment Operations.

Research and development expenses were $3,800 lower for the nine month comparative periods.

Interest and other income was $1,200 lower for the nine month comparative periods.

Higher income for the nine months ended March 31, 2011 resulted in a $21,500 increase in income tax expense to $98,300 as compared to $76,800 for the nine months ended March 31, 2010.

As a result of the foregoing, net income for the nine months ended March 31, 2011 increased by $56,000 (28.6%) to $252,000 as compared with $196,000 for the nine months ended March 31, 2010.

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

    (b) Reports on Form 8-K:
                     There were no reports filed.

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES



                                SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Scientific Industries, Inc.
                              Registrant


                              /s/ Helena R. Santos
                              _________________________________
                              Helena R. Santos
                              President, Chief Executive Officer
                              and Treasurer
                              Principal Executive, Financial and
                              Accounting Officer

Date: May 13, 2011