Form 10-K
period 2011-06-30
SCIENTIFIC INDUSTRIES INC
filed 2011-09-16
CIK 87802

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-K
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
__________
EXCHANGE ACT OF 1934
			For the fiscal year ended     June 30, 2011
                                                  ___________________
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		           For the transition period from     to
                                                         _____  _____

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 19, 2011 is $3,703,400.

The number of shares outstanding of the registrant?s common stock, par value $.05 per share ("Common Stock") as of August 19, 2011 is 1,196,577 shares.


DOCUMENTS INCORPORATED BY REFERENCE

None.

                     SCIENTIFIC INDUSTRIES, INC.



Table of Contents

PART I
     ITEM 1.	BUSINESS                                             4

     ITEM 1A.	RISK FACTORS                                         8

     ITEM 2.	PROPERTIES 					    10

     ITEM 3.	LEGAL PROCEEDINGS 				    10

     ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS 				                            11

PART II
     ITEM 5.	MARKET FOR THE REGISTRANT?S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES       11

     ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION                                  11

     ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	    13

     ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE				    13

     ITEM 9A.	CONTROLS AND PROCEDURES			            13

     ITEM 9B.	OTHER INFORMATION			            14

PART III
     ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE			                                    15

     ITEM 11.	EXECUTIVE COMPENSATION			            16

     ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      21

     ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE					    22

     ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES		    23

PART IV
     ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	    24

SIGNATURES							    28

EXHIBIT-31.	CERTIFICATION					    29

EXHIBIT-32.	CERTIFICATION					    31

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

		See "Proposed Acquisition" for the possible expansion of the Company's operation in the bioprocessing field.

		Operating Segments. The Company views its operations as two segments: the manufacture and marketing of standard Benchtop Laboratory Equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors, and the manufacture and marketing of custom-made
Catalyst Research Instruments for universities, government laboratories, and chemical and petrochemical companies. For certain financial information regarding the Company's operating segments, see Note 2 to the consolidated financial statements included under Item 8.



		Products.

		Benchtop Laboratory Equipment.   The Company's Benchtop
Laboratory Equipment products consist of mixers and shakers, rotators/ rockers, refrigerated and shaking incubators, and magnetic stirrers. Sales of the Vortex-Genie (R) 2 Mixer, the Company's principal product, excluding accessories, represented approximately 52% and 41% of the Company's total sales for the fiscal years ended June 30, 2011
("fiscal 2011") and June 30, 2010 ("fiscal 2010"), respectively, or 68%, of the segment's sales for each of fiscal 2011 and fiscal 2010.

		The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds.

		The Company's additional mixers and shakers include a high speed touch mixer; a mixer with an integral timer, a patented cell disruptor; microplate mixers, a vortex mixer incorporating digital control and display; a large capacity multi-vessel vortex mixer and shaker, and a large capacity orbital shaker.

		The Company also offers various benchtop multi-purpose rotators and rockers, designed to rotate and rock a wide variety of containers, and a refrigerated incubator and an incubator shaker, both of which are multi-functional benchtop environmental chambers designed to perform various shaking and stirring functions under controlled environmental conditions.

		Its line of magnetic stirrers include a patented high/low programmable magnetic stirrer; a four-place high/low programmable magnetic stirrer; a large volume magnetic stirrer available in analog and digital versions; and a four-place general purpose stirrer also available in analog and digital versions.

		Catalyst Research Instruments. The Catalyst Research Instrument products are offered through the Company's subsidiary, Altamira. Its flagship product is the AMI-200(TM), which is used to perform traditional catalyst characterization experiments on an unattended basis. The product also features a stand-alone personal computer to control the instrument and incorporates proprietary LabVIEW(R)-based software. The Company's AMI-300(TM) Catalyst Characterization Instrument, introduced in June 2009, incorporates a sophisticated data handling package and is designed to perform dynamic temperature-programmed catalyst characterization experiments. All AMI model instruments are designed or adapted to a customer's individual requirements.

		Its other Catalyst Research Instrument products include reactor systems, high throughput systems and micro-activity reactors, including the Company's BenchCAT(TM) custom reactor systems. They are available with single and multiple reactor paths and with reactor temperatures up to 1200 degrees Celsius. The systems feature multiple gas flows, are available in gas and gas/liquid configurations, and feature one or more stand-alone personal computers with the LabVIEW(R)-based control software. In June, 2011, the Company introduced the new MicroBenchCat Microreactor, a fully automated reactor system.

		Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

		Major Customer. Sales, principally of the Vortex-Genie 2 Mixer, to one customer, which is one of the two major distributors of laboratory equipment, represented 11% of total sales for fiscal 2011, and 14.6% of Benchtop Laboratory Equipment product sales. For fiscal 2010, sales to the customer accounted for 14.5% of the segment's sales but less than 10% of total sales. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $100,000 to a limited number of customers. In fiscal 2011, sales to two customers, each of which represented at least 10% of that segment's sales, accounted for an aggregate of 30% of the segment's sales (7% of total sales). In fiscal 2010, sales to three different customers, each of which represented at least 10% of that segment's sales, accounted for an aggregate of 45% of the segment's total sales (18% of total sales).

		Marketing.

		Benchtop Laboratory Equipment. The Company's Benchtop Laboratory Equipment products are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors, who sell the Company's products through printed catalogs, websites and sales force. See "Major Customer". The Company also markets products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, the Company's website, and through the efforts of its first sales managers.

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

		Patents, Trademarks, and Licenses.

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

		The Company has various proprietary marks, including AMI(TM), BenchCAT(TM), BioGenie(R), Disruptor Beads(TM), Disruptor Genie(R), Enviro-Genie(R), Genie(TM), MagStir Genie(R), MegaMag Genie(R), MicroPlate Genie(R), MultiMagStir Genie(R), Multi-MicroPlate Genie(R), Orbital-Genie(R), QuadMag Genie(R), Roto-Shake Genie(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

		The Company has several licensing agreements for technology and patents used in the Company's business. A non-exclusive worldwide sublicense from Fluorometrix Corporation relates to the development, production and marketing of incubator systems for vessels, including bags in volumes ranging from 250 milliliters to 5 liters, See "Proposed Acquisition". The Company also holds a license as to the technology related to its patent for the Roto-Shake Genie, and a patent related to its TurboMix attachment for the Vortex-Genie and Disruptor Genie. The license fees for fiscal 2011 and fiscal 2010 amounted to $11,700 and $12,900, respectively.

		Foreign Sales. The Company's sales to overseas customers, including distributors, principally in Asia and Europe, accounted for approximately 54% and 37% of the Company's net sales for fiscal 2011 and fiscal 2010, respectively. Such sales are paid in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

		Seasonality. The Company does not consider its business to be seasonal.

		Backlog. The backlog for Benchtop Laboratory Equipment products is not significant because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. The backlog for Catalyst Research Instrument products as of June 30, 2011 was $424,600, most of which is expected to be filled by September 30, 2011, as compared to a backlog of $454,000 as of June 30, 2010, all of which was filled in Fiscal 2011.

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

		The Company's major competitors for its Benchtop
Laboratory Equipment are Henry Troemner, Inc. (a private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), IKA-Werke GmbH & Co. KG, a German company, Benchmark Scientific, Inc., (a U.S. importer of China-produced products) and Heidolph
Instruments GmbH, a German company.

		The primary competition for the Company's Catalyst Research Instrument products is in the form of instruments produced internally by research laboratory staffs of potential customers. Competitors in the United States include Quantachrome Instruments, and Micromeritics Instrument Corporation, each a privately-held company.

		Research and Development. The Company incurred research and development expenses, the majority of which related to new Benchtop Laboratory Equipment products, of $324,400 during fiscal 2011 compared to $343,800 during fiscal 2010. The Company expects research and development expenditures in the fiscal year ending June 30, 2012 to be at the approximate same level of those for fiscal 2011, except for expenditures related to the proposed acquisition described under "Proposed Acquisition".

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

		Employees. As of August 19, 2011, the Company employed 29 persons (18 for the Benchtop Laboratory Equipment Operations and 11 for the Catalyst Research Instruments Operations) of whom 25 were full-time, including its three executive officers. None of the Company's employees are represented by any union.

		Proposed Acquisition. In May 2011, the Company agreed in principle to acquire from Fluorometrix Corporation, a small privately held corporation, substantially all of its assets consisting principally of an exclusive license (the "License") from the University of Maryland Baltimore County ("UMBC") with respect to the related rights and know-how under a patent held by UMBC entitled "Microbioreactor Apparatus and Technology for High Throughout Bioprocessing" and related sublicenses granted thereunder, including the sublicense referred to under "Patents, Trademarks and Licenses" held by the Company, with respect to the exclusive world-wide rights to the product and service income from any bioprocessing application but not limited to bioreactor systems, disposable reactor, shaker and other flash system.

		The proposed acquisition consideration, if consummated, will be approximately $900,000 payable in cash, a promissory note and shares of common stock, plus a contingent amount payable of the net fees and royalties received by the Company and its subsidiaries under the License and sublicenses acquired. The design and development of methods, systems, processes and products by the Company under the License, is to be done pursuant to a research and development agreement with a company affiliated with the President of the assignor.

		No assurance can be given that the proposed acquisition will be consummated or if consummated as to its final terms. If consummated, that any products, methods, systems or processes will be successfully developed or that any material royalties and fees will be generated under the License and sublicenses.

		Available Information. The Company's Annual Report to Stockholders for fiscal 2011, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company's proxy material and solicitation as it relates to the Company's 2011 Annual Meeting of Stockholders. All the Company's reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission
(the "SEC" or the "Commission"), including amendments to such reports, are available on the SEC's website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company's public filings can be accessed through the Company's website at http://scientificindustries.com/stockfinancialinfo.html.


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


Dependence on a Major Customer
______________________________

		The laboratory equipment industry is dominated in the U.S. by two major laboratory equipment distributors, one of which, is the Company's largest customer for the Company's Benchtop Laboratory Equipment products. Sales to this customer, accounted for 14.6% and 14.5%, respectively, of the sales of the Benchtop Laboratory Equipment Operations for fiscal 2011 and fiscal 2010.

		No representation can be made that the Company will be successful in continuing to retain this customer, the loss of which could have an adverse effect on future operating results of the Company.


One Benchtop Laboratory Equipment Product Accounts for a
Substantial Portion of Revenues
________________________________________________________

		The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 68% of Benchtop Laboratory Equipment sales, for both fiscal 2011 and fiscal 2010, and 52% and 41% of total sales for fiscal 2011 and fiscal 2010, respectively.


The Company is a Small Participant in Each of the Industries in
Which It Operates
_______________________________________________________________

		The Benchtop Laboratory Equipment industry is highly competitive. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($4,525,100 for fiscal 2011 and $4,272,700 for fiscal
2010) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including products imported from China.

		The production and sale of Catalyst Research Instruments products is highly competitive. Altamira's competitors include several companies with greater resources and many laboratories which produce their own instruments.

The Company's Ability to Grow and Compete Effectively Depends In Part on Its Ability to Develop and Effectively Market New Products
_____________________________________________________________________

 		Over the past ten years, the Company has continuously invested in the development and marketing of new Benchtop Laboratory Equipment products with a view to increasing revenues and reducing the Company's dependence on the Vortex-Genie 2 Mixer. Gross revenues derived from new Benchtop Laboratory Equipment products (those other than the Vortex-Genie 2 Mixer) increased to $1,484,000 for fiscal
2011 from $1,389,400, for fiscal 2010. However, the segment's ability to compete will depend upon the Company's success in continuing to develop and market new laboratory equipment as to which no assurance can be given.

 		The Company relies primarily on distributors and their catalogs to market its Benchtop Laboratory Equipment products, as is customary in the industry. Accordingly, sales of new products are heavily dependent on the distributors' decision to include and retain a new product in the distributors' catalogs and on their websites.
It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered, and not all distributors feature the Company's products in their catalogs. In fiscal 2010, the Company hired a new sales manager to bolster its sales efforts in the United States, and in May 2011, the Company engaged a consultant overseas as its European Sales Manager.

		The Company's Catalyst Research Instruments line of products consists of only a few products. The ability of the Company to compete in this segment and expand the line will depend on its ability to make engineering improvements to existing products and develop and add new products incorporating more current technology. Over the last two years the Company has introduced two new catalyst research products to increase its product offerings and has continuously looked to expand its outside sales force.

 		No assurance can be given that the amounts allocated by the Company for its new product development and sales and marketing programs will be sufficient to develop additional commercially feasible products or that distributors will include or retain any particular product in their catalogs and websites.


The Company May Be Subject to General Economic, Political, and
Social Factors
______________________________________________________________

 		Orders for the Company's products, particularly its Catalyst Research Instruments products, depend in part, on the customer's ability to secure funds to finance purchases. Availability of funds can be affected by budgetary constraints. Factors such as a general economic recession, such as the one which commenced in fiscal 2009 and negatively affected the Company in fiscal 2011, or major terrorist attack could have a negative impact on the availability of funding including government or academic grants to potential customers.

 		The Company's ability to secure new Catalyst Research Instruments orders can also be affected by changes in domestic and international policies pertaining to energy and the environment, which could affect funding of potential customers.


The Company is Heavily Dependent on Outside Suppliers for the
Components of Its Products
_____________________________________________________________

		The Company purchases all its components from outside suppliers and relies on a few single suppliers for certain of its Benchtop Laboratory Equipment products, including the Vortex-Genie 2, mostly due to cost considerations. To reduce the risk of component shortages, the Company maintains higher than normal inventories of such components. Many of the Company's suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country.
To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier.

The Company's Ability to Compete Depends in Part on Its Ability To Secure and Maintain Proprietary Rights to its Products
__________________________________________________________________

       	The Company has no patent protection for its principal
Laboratory Equipment products, the Vortex-Genie 2 Mixer, and Catalyst Research products and limited patent protection on a few other
Benchtop Laboratory Equipment products.  There are several
competitive products available in the marketplace possessing
similar technical specifications and design.   The Company does not
have any patent protection for any of its Catalyst Research
Instruments products.

       	If the proposed acquisition of the License and sublicenses under the UMBC patent is successfully consummated, the Company's ability to conduct business in the related business will depend on the ability of the Company and the Licensor to maintain validity and enforceability of the related patent and to obtain related foreign patents.

       	There can be no assurance that any patent issued or licensed to the Company provides or will provide the Company with competitive advantages or will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar products or design around the patents. Any of the foregoing activities could have a material adverse effect on the Company. Moreover, the enforcement by the Company of its patent or license rights may require substantial litigation costs.

The Company Has Limited Management Resources
____________________________________________

       	The loss of the services of any of Ms. Helena Santos, the Company's Chief Executive and Financial Officer and President, Mr. Robert Nichols, the Company?s Executive Vice President and Mr. Brookman March, President of Altamira, or any material expansion of the Company's operations could place a significant additional strain on the Company?s limited management resources and could be materially adverse to the Company's operating results and financial condition.


The Common Stock of the Company is Thinly Traded and is Subject to
Volatility
__________________________________________________________________

       	As of August 19, 2011, there were only 1,196,577 shares of Common Stock of the Company outstanding, of which 331,772 shares (28%) were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2011 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.


Item 2.  Properties.

		The Company's executive offices and principal manufacturing facility for its Benchtop Laboratory Equipment Operations comprise approximately 25,000 square feet, are located in Bohemia, New York and held pursuant to a lease expiring in January 2015. The Company's
Catalyst Research Instruments Operations are conducted from an approximately 6,600 square foot facility in Pittsburgh, Pennsylvania held pursuant to lease. The Company is negotiating an extension of the lease term which expired on July 31, 2011. See Note 9 to the Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company's operations. In the opinion of management, all properties are adequately covered by insurance.


Item 3.  Legal Proceedings.

		The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

		No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2011.


                            PART II

Item 5.  Market for the Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.
______________________________________________________________


   	The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2010 and fiscal 2011, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	 For Fiscal Quarter Ended:  Low Bid           High Bid
       _________________________    _______           ________

		09/30/09	    $1.71	      $2.78
		12/31/09	     2.63	       3.00
		03/31/10	     2.63	       3.37
		06/30/10	     2.61	       3.36
		09/30/10	     2.56	       3.40
		12/31/10	     2.85	       3.25
		03/31/11	     3.05	       3.30
		06/30/11	     3.15	       3.55

     (a)	As of August 24, 2011, there were 432 record holders
of the Company's Common Stock.

     (b)	On December 15, 2010, the Company paid a cash dividend
of $.09 per share to stockholders of record on October 18, 2010. On December 21, 2009, the Company paid a cash dividend of $.06 per share to stockholders of record on October 23, 2009. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.


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

            Overview. The Company's income before income taxes decreased to $307,200 for fiscal 2011 compared to $777,600 for fiscal 2010, mainly the result of substantially reduced sales of catalyst research instruments, which the Company believes was the result from the negative general economic conditions since the end of calendar year 2008. Due to the nature of the catalyst research instruments business whereby it can take up to 60 months for an order to materialize, their business cycles tend to lag the overall economy. Although customer inquiries and resulting quotations are at a high level, there is still uncertainty as to future sales of catalyst research instruments due to the continued economic uncertainty. Strategically, the Company is focusing on non-Government customers and emerging markets such as China, India and Brazil. The Company continues to monitor global economic uncertainties and other risks that may affect its business, however, it cannot predict with certainty the magnitude or duration of the impact.

		Results of Operations. Net sales for fiscal 2011 decreased by $1,200,300 (17.0%) to $5,869,800 as compared with $7,070,100 for fiscal 2010. Net sales of Benchtop Laboratory Equipment products increased by $252,400 (5.9%), the result of increased sales to U.S. and overseas customers. Net sales of Catalyst Research Instruments products decreased by $1,452,700 (51.9%) due to a decrease in orders resulting from a lack of customer funding. Sales of this segment?s products are comprised of a small number of large orders, typically averaging more than $100,000 each. As of June 30, 2011, the order backlog for Catalyst Research Instrument products was $424,600, all of which the Company anticipates filling by September 30, 2011, compared with $454,000 as of June 30, 2010.

	       The gross profit percentage for fiscal 2011 increased to 41.0% compared to 38.8% for fiscal 2010, due primarily to sales mix of the operating segments and slightly higher margins for the Benchtop Laboratory Equipment Operations.

		General and administrative expenses for fiscal 2011 increased by $76,900 (7.0%) to $1,175,100 compared to $1,098,200 for fiscal 2010, primarily the result of an increase in expenses incurred to investigate potential business opportunities in fields other than those of the two segments.

		Selling expenses for fiscal 2011 increased by $84,400 (15.2%) to $638,500 from $554,100 for fiscal 2010, primarily due to an increase in sales commissions paid to independent sales representatives and travel expenses by the Catalyst Research
Instruments Operations.

	       Research and development expenses decreased by $19,400 (5.6%) to $324,400 compared to $343,800 for fiscal 2010, primarily the result of lower cost new product development projects by the Catalyst Research Instruments Operations.

	       Other income increased by $2,500 (7.4%) to $36,400 for fiscal 2011 from $33,900 for fiscal 2010, primarily because of subrental income earned by the Benchtop Laboratory Equipment
Operations.

	        The lower income tax expense for fiscal 2011 of $79,600 compared to $237,900 for fiscal 2010 was due to lower income.

	        As a result of the foregoing, net income for fiscal 2011 was $227,600, a decrease of $312,100 (57.8%) from $539,700 for fiscal 2010.

	         Liquidity and Capital Resources. Cash and cash equivalents increased by $275,100 (43.5%) to $907,800 as of June
30, 2011 from $632,700 as of June 30, 2010.

	        Net cash provided by operating activities was $652,500 for fiscal 2011 as compared to $115,300 for fiscal 2010, due mainly to the higher collection of accounts receivable balances. Cash used in investing activities increased from $154,500 to $269,700, primarily due to the higher amount of additional consideration paid for the last payment period for the acquisition of Altamira and purchases of new factory equipment. Cash used in financing activities increased to $107,700 for fiscal 2011 from $66,500 for fiscal 2010 mainly due to the higher cash dividend paid in fiscal 2011.

	        The Company's working capital of $3,724,000 as of June 30, 2011 increased by $211,300 (6.0%) from the working capital of $3,512,700 as of June 30, 2010, primarily the result of operating income and the lesser contingent consideration for the acquisition of Altamira Instruments, Inc., payment of which ended in November 2010.

	         The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. which provides for maximum borrowings of up to $700,000, to bear interest at 3.08 percentage points above the LIBOR Index, which was approximately 3.25% at June 30, 2011 and is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 13, 2013 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the promissory note. As of September 9, 2011, no borrowings under the line have been made.

	         Management believes that the Company will be able to meet, absent a material capital expenditure, its cash flow needs including those it expects to incur if the proposed acquisition of the bioprocessing License and sublicenses is successfully consummated, during the 12 months ending June 30, 2012 from its available financial resources including its cash and investment securities, and operations.

	          Capital Expenditures. During fiscal 2011, the Company incurred $63,600 in capital expenditures. The Company expects that based on its current operations, its capital expenditures will not be materially higher for the fiscal year ending June 30, 2012, except for payments to be made in connection with the acquisition, if consummated, of the bioprocessing License and sublicenses.

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

		The Chief Executive and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting as of June 30, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control - Integrated Framework.

		Based on the assessment of the Company's Chief Executive and Chief Financial Officer of the Company, it was concluded that as of June 30, 2011, the Company's internal controls over financial reporting were effective based on these criteria.

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

                              PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
		Following the death in July 2011 of Mr. Joseph I. Kesselman, a Director, the Board of Directors in September 2011 set five as the number of Directors of the Company.

		The Company has the following five Directors:

		Joseph G. Cremonese (age 75), a Director since November 2002 and Chairman of the Board since February 2006, has been a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of Laboratory Innovation Company,
Ltd., which is a vehicle for technology transfer and consulting services for companies, including the Company, engaged in the production and sale of products for science and biotechnology.
Since March 2003, he has been a director of Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, the largest U.S.
distributor of laboratory equipment.

		Roger B. Knowles (age 86), a Director since 1965, is retired. During the past five years he had been, although not currently, involved in liquidating various real estate and manufacturing concerns.

		Grace S. Morin (age 63), a Director since December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition in November 2006 by the Company. Ms. Morin had been employed by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility as a full-time employee through March 31, 2009 and since that date as a part-time consultant. Prior to December 2003, she was a general business consultant for two years, and prior thereto a member of senior management of a designer of gas flow environmental engineered products for approximately four years.

		Helena R. Santos (age 47), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

		James S. Segasture (age 75), a Director since 1991, has been a private investor since February 1990.

		The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company following: the fiscal year ending June 30, 2011 - two Directors (Messrs. Cremonese and Knowles, Class C), the fiscal year ending June 30, 2012 - two Directors (Ms. Santos and Mr. Segasture, Class A), and the fiscal year ending June 30, 2013 - one director (Ms. Morin).

Board Committees

		Mr. Joseph I. Kesselman had been until his death in July 2011 a member of the Stock Option Committee and the Compensation
Committee.

		James S. Segasture is currently the sole member of the Company's Stock Option Committee, which administers the Company's
2002 Stock Option Plan ("2002 Plan"). The members of the Committee serve at the discretion of the Board.

		Grace S. Morin, and James S. Segasture are the current members of the Company's Compensation Committee serving at the discretion of the Board. The Committee administers the Company's compensation policies.

		The Board of Directors acts as the Company's Audit
Committee.

		The Company does not have a financial expert on the Audit Committee as defined by the Securities and Exchange Commission, however, the Company believes that the members have sufficient knowledge to properly evaluate and analyze the Company's financial statements.


Executive Officers

		Helena R. Santos, CPA (age 47), employed by the Company since 1994, has served since August 2002 as President, Chief Executive Officer and Treasurer. See "Directors" for additional background information.

		Robert P. Nichols (age 50), employed by the Company since February 1998, has served since August 2002 as Executive Vice President. Previously, he had been since May 2001 Vice President, Engineering.
Prior to joining the Company, Mr. Nichols was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

		Brookman P. March (age 66) has been Director of Sales and Marketing of Altamira, which conducts the Catalyst Research Instruments operation since November 30, 2006 and its President since July 2008.
He had been Vice President and a Director of Altamira from December
2003 until it was acquired by the Company. Mr. March is the husband of Ms. Morin, a Director.


Section 16(a) Beneficial Ownership Reporting Compliance

		The Company believes that, for fiscal 2011, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

		We have adopted a code of ethics that applies to our Executive Officers and Directors. A copy of the code of ethics can be found on our website at www.scientificindustries.com.

Item 11.  Executive Compensation.

		Compensation Discussion and Analysis. The Compensation Committee reviews and recommends to the Board of Directors the compensation to be paid to each executive officer. In making a determination, the Committee and the Board give material consideration to the Company's results of operations and financial condition, competitive factors and the Company's resources. The compensation at times includes grants of options under its stock option plan to the named executives. Each officer is employed pursuant to a long-term employment agreement, containing terms proposed by the Committee and approved as reasonable by the Board of Directors. The Board is cognizant that as a relatively small company, the Company has limited resources and opportunities with respect to recruiting and retaining key executives. Accordingly, the Company has relied upon long-term employment agreements and grants of stock options to retain qualified personnel.

		Compensation for each of its executive officers provided by their employment agreements were based on the foregoing factors and the operating and financial results of the segments under their management.

		The following table summarizes all compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2011 and 2010.


                       SUMMARY COMPENSATION TABLE

______________________________________________________________________

                                                  Non-      Non-
                                                  Equity    Qualified
                                                  Incentive Deferred
Name                                              Plan      Comp-
and                               Stock  Option   Comp-     ensation
Principal  Fiscal  Salary  Bonus  Awards Awards   ensation  Earnings
Position   Year    ($)     ($)    ($)    ($)      ($)       ($)
(a)        (b)     (c)     (d)    (e)    (f)      (g)       (h)
______________________________________________________________________
Helena R.  2011    135,000 8,000(1) 0      0        0         0
Santos,    2010    131,500 5,000    0      0        0         0
CEO,
President,
CFO
______________________________________________________________________
Robert P.  2011    123,600 4,400(1  0      0        0         0
Nichols,   2010    121,300 5,000    0      0        0         0
Exec.
V.P.
______________________________________________________________________
Brookman   2011    122,650 5,000(1) 0      2,900(3) 0         0
P. March,  2010    116,900 0        0      8,100(3) 0         0
Director
of Sales
and
Marketing,
and
President of
Altamira
______________________________________________________________________




                   SUMMARY COMPENSATION TABLE (CONTINUED)
______________________________________________________________________
                     Changes
                     in
                     Pension
                     Value
                     and Non-
                     Qualified  All
Name                 Deferred   Other
and                  Comp-      Comp-
Principal  Fiscal    ensation   ensation   Total
Position   Year      Earnings   ($)        ($)
(a)        (b)                  (i)        (j)
______________________________________________________________________
Helena R.  2011      0           2,900(2)  145,900
Santos,    2010      0           2,600(2)  139,100
CEO,
President,
CFO
______________________________________________________________________
Robert P.  2011      0           2,600(2)  130,600
Nichols,   2010      0           2,450(2)  128,700
Exec.
V.P.
______________________________________________________________________
Brookman   2011      0           5,100(2)  135,650
P. March,  2010      0           4,700(2)  129,700
Director
of Sales
and
Marketing,
and
President of
Altamira
______________________________________________________________________


(1) Represents amounts paid during fiscal 2011 earned for fiscal 2010.

(2) The amounts represent the Company's matching contribution under the Company's 401(k) Plans.

(3) The amounts represent compensation expense for stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The fiscal 2010 amount includes a 2,000 share stock option granted as a bonus during fiscal 2010 valued at $4,300.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2011


There were no options granted to officers during fiscal 2011.


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
(a)        (b)          (c)          (d)          (e)       (f)
______________________________________________________________________
Robert P.
Nichols     5,000        0           0            1.25      10/2012
______________________________________________________________________
Brookman P. 4,833        1,667       0            3.07      11/2014
March
_____________________________________________________________________



          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

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
March
______________________________________________________________________


No executive officer exercised any options during fiscal 2011.

Employment Agreements

	       In September 2011, The Company entered into new employment agreements with Ms. Helena R. Santos and Robert P. Nichols extending their terms of employment to June 30, 2013. The new agreements increased the annual base salaries for the fiscal years ending June 30, 2012 and June 30, 2013, for Ms. Santos from $135,000 for the fiscal year ended June 30, 2011 to $138,000 and $141,000 respectively; and for Mr. Nichols from $123,600 for the fiscal year ended June 30, 2011 to $126,320 and $129,100 respectively. Bonuses, if any, are to be awarded at the discretion of the Board of Directors for each of the fiscal years ending June 30, 2012 and June 30, 2013. For the six month period ended June 30, 2010 and the year ended June 30, 2011, the Board of Directors authorized bonuses of $8,000 and $4,000, respectively for Ms. Santos and $4,400 and $3,000, respectively for Mr. Nichols.

		In October 2010, the Company entered into a new employment agreement with Mr. March extending the term through June 30, 2012, which may be further extended by mutual consent for an additional 12 month period. The agreement provides for an annual base salary of $121,900
 through November 30, 2010 and $128,000 thereafter.   Bonuses, if any,
may be awarded at the discretion of the Board of Directors, with respect to services rendered during the twelve months ended November 30, 2010, the seven months ended June 30, 2011, and the twelve months ending
June 30, 2012.  A bonus of $5,000 was paid to Mr. March during fiscal
2011 as to the twelve month period ended November 30, 2010.

	         Mr. March is the husband of Grace S. Morin, a Director of the Company and of Altamira and a former principal stockholder of Altamira.

		Each of the foregoing employment agreements contains confidentiality and non-competition covenants. The employment agreements for Ms. Santos and Mr. March contain termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (defined as (i) conviction of a felony or (ii) gross neglect or gross misconduct (including conflict of interest), the Company shall pay severance payments equal to one year's salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of two years from termination.

Directors' Compensation and Options

                  DIRECTORS' COMPENSATION
            For the Year Ended June 30, 2011


                                           Non-
                                           Equity
            Fees                           Incentive
            Earned                         Plan
            or Paid    Stock     Option    Comp-
            in Cash    Awards    Awards    ensation
Name        ($)        ($)       ($)       ($)
(a)         (b)        (c)       (d)       (e)
_____________________________________________________________________
Joseph G.
Cremonese    25,700      0        16,200(2) 0

Joseph
Kesselman(1) 12,700      0            0     0

Roger B.
Knowles      12,700      0            0     0

Grace S.
Morin        12,700      0            0     0

James S.
Segasture    12,700      0            0     0

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
(a)         (f)        (g)         (h)         (i)
____________________________________________________________________

Joseph G.
Cremonese      0         0        36,000(3)   77,900

Joseph I.
Kesselman(1)   0         0          0         12,700

Roger B.
Knowles        0         0          0         12,700

Grace S.
Morin          0         0         9,000(4)   21,700

James S.
Segasture      0         0          0         12,700

____________________________________________________________________

(1) Mr. Kesselman died in July 2011.

(2) The amount represents consulting expense recorded in fiscal 2011 for stock options granted in fiscal 2010 and 2011 valued and expensed utilizing the Black-Scholes-Merton options pricing model
(see Items 12 and 13).

(3) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Items 12 and 13).

(4) Represents compensation received for her administrative services as a consultant for Altamira (see Items 12 and 13).

		The Company pays each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $1,800 (increased in January 2011 from $1,500) and $1,200 (increased from $1,000 in January 2011) for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Cremonese, as Chairman of the Board receives an additional fee of $1,200 (increased in January 2011 from $1,000) per month. During fiscal 2011, the fees to non-employee Directors aggregated $137,700, including the consulting fees paid to Mr. Cremonese's affiliate, and to Ms. Morin.

		Pursuant to the Company's 1992 Stock Option Plan ("1992 Plan") options to purchase 3,000 shares of Common Stock at the then fair market value were granted to each non-employee Director who was on the Board of Directors on the first business day of each March, in 1993, 1994, 1995, and 1996, namely Messrs. Borden, Kesselman, Knowles and Segasture. In addition, in December 1997 and through December 2001 the Board of Directors granted under the 1992 Plan annually options to purchase 4,000 shares of Common Stock to each of them exercisable at the fair market value on the date of grant. Accordingly, as of June 30, 2011, the Company had granted under the 1992 Plan to the foregoing four non-employee Directors options to purchase an aggregate of 128,000 shares of Common Stock, or options to purchase 32,000 shares of Common Stock to each.  The fair market value per share of Common Stock on the dates of grant
ranged from $0.50 for options	granted in 1993 to $2.40 in 2001.
As of June 30, 2011, options under the 1992 Plan with respect to 94,000 shares had been exercised by the Directors and with respect to 22,000 shares had expired. In addition, they had exercised options with respect to 48,000 shares granted to them prior to the adoption of the 1992 Plan.

		Under the Company's 2002 Plan, none of the Directors at the time of the adoption by the Board of Directors of the 2002 Plan (subsequently approved by stockholders) were eligible to receive option grants thereunder. Mr. Joseph G. Cremonese who was elected a Director at the 2002 Annual Meeting of Stockholders, was granted ten year options on December 1, 2003 to purchase 5,000 shares of Common Stock at the fair market value of $1.35 per share, on February 20, 2007 to purchase 5,000 shares of Common Stock at the fair market value of $3.10 per share, and five-year options on September 17, 2009 to purchase 10,000 shares at the fair market value of $1.88 per share, and on January 7, 2011 to purchase 10,000 shares at the fair market value of $1.53 per share. The $1.53 option had a total fair value
(as determined by the Black-Scholes-Merton option-pricing model) of $15,300 which was all recognized as consulting expense in fiscal 2011. None of the options have been exercised to date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

		The following table sets forth, as of June 30, 2011, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 70 Orville Drive, Bohemia, New York 11716.

			              Amount and
Name                            Nature of Beneficial Ownership  % of Class
___________________________      ______________________________  __________
Spectrum Laboratories, Inc.		127,986 (1)	          10.7%
18617 Broadwick Street
Rancho Dominquez, CA 90220

Lowell A. Kleiman	 		139,581 (2)		  11.7%
16 Walnut Street
Glen Head, NY 11545

Joseph G. Cremonese		         76,597 (3)		   6.2%
Estate of Joseph I. Kesselman  	         64,120 (4)       	   5.3%
Roger B. Knowles	 		  4,000 (5)		    .3%
Grace S. Morin			         89,450 (6) 		   7.4%
James S. Segasture	 	        174,000 (7)		  14.5%
Helena R. Santos			 15,779 	           1.3%
Robert P. Nichols			 21,446 (8)		   1.8%
Brookman P.  March			 89,450 (9)		   7.4%

All directors and  executive
officers as a group (7 persons)     381,272 (10)	          30.6%

(1)	Based on information reported on Form 3 filed with the Securities and Exchange Commission on June 27, 2011.
(2)	Based on information reported in his Schedule 13D filed with the
Securities and Exchange Commission on October 30, 2002.
(3)	46,597 shares are owned jointly with his wife and 30,000 shares are issuable upon exercise of options.
(4)	Includes 4,000 shares issuable upon exercise of options, 735 shares owned jointly with his wife, and 16,000 shares owned by his wife.
(5)	Represents shares issuable upon exercise of options.
(6)	Includes 6,500 shares issuable upon exercise of options held by her husband.
(7)	Includes 4,000 shares issuable upon exercise of options.
(8)	Includes 5,000 shares issuable upon exercise of options.
(9) Represents 82,950 shares owned by Ms. Morin, his wife and 6,500 shares issuable upon exercise of options.
(10)	Includes 49,500 shares issuable upon exercise of options.

		EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2011.

_________________________________________________________________

                  Number of Securities
                  to be Issued Upon    Weighted-Average
                  Exercise of          Exercise Price of
                  Outstanding Options, Outstanding Options,
                  Warrants and Rights  Warrants and Rights ($)
Plan Category          (a)                 (b)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        57,001             2.45

Equity
Compensation
plans not approved
by security holders      N/A               N/A
_________________________________________________________________
Total                   57,001             2.45
_________________________________________________________________


         EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)
_________________________________________________________________

                  Number of Securities
                  Remaining Available
                  for
                  Future Issuance
                  Under
                  Equity Compensation
                  Plans (Excluding
                  Securities Reflected
                  in Column (a)
Plan Category          (c)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        91,334

Equity
Compensation
plans not approved
by security holders      N/A
_________________________________________________________________
Total                   91,334
_________________________________________________________________



Item 13.  Certain Relationships and Related Transactions, and
Director Independence.

		Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd., has been providing independent marketing consulting services to the Company for over ten years. The services have been rendered since January 1, 2003 pursuant to a consulting agreement which was extended in January, 2011 through December 31, 2011. The agreement as amended and restated currently provides that Mr. Cremonese and his affiliate shall render, at the request of the Company, marketing consulting services of at least 60, but not more than 96, days per year at the rate of $600 per day with a monthly payment of $3,000, with the Company's obligation reduced to the extent the consulting services are less than 60 days for the 12 month period. The agreement contains confidentiality and non-competition covenants. The Company paid pursuant to the agreement $36,000 for each of fiscal 2011 and fiscal 2010.

		Ms. Grace S. Morin, was elected a Director in December 2006 upon the sale of her 90.36% ownership interest in Altamira to the Company in November 2006. Under the purchase agreement Ms. Morin received (in addition to $361,000 in cash paid and an aggregate of 112,950 shares of the Company's Common Stock issued at the time of acquisition) an amount equal to a 90.36% share of 5% of net sales of Altamira for each of five designated periods, subject to possible adjustment. Accordingly, she received $59,700 for the period which ran from December 1, 2006 through June 30, 2007, $131,000 for the year ended
June 30, 2008; $97,000 for the year ended June 30, 2009; $126,400 for the year ended June 30, 2010; and $38,000 for the five months ended November 30, 2010. She also received in fiscal 2008 $36,400 as reimbursement for the Company's treatment of the transaction as a purchase of assets for tax purposes.

		Up until March 31, 2009, Ms. Morin had been employed by Altamira as an administrative employee. Since April 1, 2009, she provides consulting services on a part-time basis pursuant to an agreement expiring March 31, 2012 at the rate of $85 per hour, resulting in a payment of $9,000 for fiscal 2011. The agreement contains confidentiality and non-competition covenants.


Item 14.  Principal Accountant Fees and Services.

		The Company incurred for the services of Nussbaum Yates Berg Klein & Wolpow, LLP for fiscal 2011 and fiscal 2010: audit fees of approximately $54,000 and $52,500, respectively, in connection with the audit of the Company's annual financial statements and quarterly reviews; and $5,000 for each fiscal year for the preparation of the Company's corporate tax returns. There were no other audit related fees or other fees paid to the firm for the two fiscal years.

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

                         Part IV

Item 15.  Exhibits and Financial Statement Schedules.

       Financial Statements and Financial Statement Schedules. The required financial statements of the Company are attached hereto on pages F1-F21.

       Exhibits. The following Exhibits are filed as part of this report on Form 10-K:

  Exhibit Number	Exhibit
  ______________        _______

	3		Articles of Incorporation and By-Laws:

	3(a)		Certificate of Incorporation of the Company as
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

	10(b)-5	        Employment Agreement dated September 13, 2011
by and between the Company and Ms. Santos.

	10(c)		Employment Agreement dated January 1, 2003, by
and between the Company and Mr. Robert P. Nichols (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on January
22, 2003, and incorporated by reference thereto).

	10(c)-1	        Employment Agreement dated September 1, 2004,
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

	10(c)-5	        Employment Agreement dated September 13, 2011
by and between the Company and Mr. Nichols.

	10(d)		Consulting Agreement dated January 1, 2003 by
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

	10(d)-4	        Fourth Amended and Restated Consulting Agreement
dated January 7, 2011 (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on January 18, 2011, and incorporated by reference thereto).

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

	10(i)-1	        Employment Agreement, dated as of October 30,
2008, between Altamira Instruments, Inc. and Brookman P. March (Filed as Exhibit 10A-2 to the Company's Current Report on Form 8-K filed on October 30, 2008, and incorporated by reference thereto).

      10(i)-2	        Employment Agreement, dated as of October 1,
2010, between Altamira Instruments, Inc., and Brookman P. March (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on October 13, 2010, and incorporated by reference thereto).

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

	10(l)-2	        Restated Promissory Note Agreement dated
January 5, 2011 by and among the Company and Capital One N.A. (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 6, 2011, and incorporated by reference thereto).

	10(m)		Consulting Agreement dated April 1, 2009 by
and between the Company and Grace Morin (Filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on April 1, 2009, and incorporated by reference thereto).

      10(n)	        Line of Credit Agreements dated June 14, 2011,
by and among the Company and JPMorgan Chase Bank, N.A. (Filed as Exhibits 99.1 through 99.3 (to the Company's Current Report on
Form 8-K filed on June 16, 2011, and incorporated by reference thereto).

	14	        Code of Ethics (Filed as Exhibit 14  to the
Company's Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

	21		Subsidiaries of the Registrant

Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned inactive subsidiary of the Company.

Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November 30, 2006.

	31.01		Certification of Chief Executive Officer and Chief
Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.01		Certification of Chief Executive Officer and Chief
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




Date:  September 16, 2011

		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name				Title 			  Date
____________________     _________________________   ___________________

/s/ Helena R. Santos     President and Treasurer 	September 16, 2011
____________________
Helena R. Santos	 (Chief) Executive Officer
                         and Financial Officer)
                         and Director

/s/ Joseph G. Cremonese  Chairman of the Board		September 16, 201
_______________________
Joseph G. Cremonese

/s/ Roger B. Knowles     Director			September 16, 2011
____________________
Roger B. Knowles

/s/ Grace S. Morin       Director			September 16, 2011
__________________
Grace S. Morin

/s/ James S. Segasture   Director		  	September 16, 2011
______________________
James S. Segasture

                  SCIENTIFIC INDUSTRIES, INC.
                       AND SUBSIDIARIES

              FINANCIAL STATEMENTS AND REPORT OF
        INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                      AS OF AND FOR THE
           YEARS ENDED JUNE 30, 2011 AND 2010

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

  AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010



                        CONTENTS


                                                           Page
                                                           ----
Report of independent registered public accounting firm     F-1


Consolidated financial statements:

      Balance sheets                                        F-2

      Statements of income                                  F-3

      Statements of shareholders' equity and comprehensive
      income                                                F-4

      Statements of cash flows                              F-5

      Notes to financial statements                  F-6 - F-21

    Report of Independent Registered Public Accounting Firm
    _______________________________________________________


Board of Directors and Shareholders
Scientific Industries, Inc.
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiaries as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Nussbaum Yates Berg Klein & Wolpow, LLP
___________________________________________

Nussbaum Yates Berg Klein & Wolpow, LLP
Melville, New York


September 16, 2011

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

              CONSOLIDATED BALANCE SHEETS

             AS OF JUNE 30, 2011 AND 2010

                           ASSETS

                                            2011        2010
                                          _________   _________
Current assets
  Cash and cash equivalents               $ 907,800   $ 632,700
  Investment securities                     693,400     665,600
  Trade accounts receivable, less
   allowance for doubtful accounts
   of $11,600 in 2011 and 2010              620,000   1,494,500
  Inventories                             1,639,800   1,272,600
  Prepaid and other current assets          197,700      87,200
  Deferred taxes                             77,700      73,800
                                         __________  __________
      Total current assets                4,136,400   4,226,400

Property and equipment, net                 175,100     193,400

Intangible assets, net                      112,300     214,200

Goodwill                                    447,900     405,200

Other assets                                 25,700	 25,700

Deferred taxes                              115,800	100,100
                                         __________  __________

Total assets				 $5,013,200  $5,165,000
                                         ==========  ==========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable			 $  128,100  $  227,700
  Accrued expenses and taxes		    284,300     486,000
                                         __________  __________

        Total current liabilities           412,400     713,700
                                         __________  __________

Shareholders' equity:

  Common stock, $.05 par value;
   authorized 7,000,000 shares;
   issued 1,216,379 shares in 2011
   and 2010				     60,800      60,800
  Additional paid-in capital              1,558,500   1,537,200
  Accumulated other comprehensive loss,
   unrealized holding loss on
   investment securities	            (21,500)    (29,800)
  Retained earnings                       3,055,400   2,935,500
                                         __________  __________
					  4,653,200   4,503,700

Less common stock held in treasury at
cost, 19,802 shares			     52,400	 52,400
                                         __________  __________
        Total shareholders' equity        4,600,800   4,451,300
                                         __________  __________

        Total liabilities and
         shareholders' equity		 $5,013,200  $5,165,000
                                         ==========  ==========

    See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

         CONSOLIDATED STATEMENTS OF INCOME

      FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

                                          2011         2010
                                      __________  ____________
Net sales			      $5,869,800    $7,070,100

Cost of sales			       3,461,000     4,330,300
                                      __________    __________
Gross profit                           2,408,800     2,739,800
                                      __________    __________

Operating expenses:
  General and administrative	       1,175,100     1,098,200
  Selling			         638,500       554,100
  Research and development               324,400       343,800
                                      __________    __________
				       2,138,000     1,996,100
                                      __________    __________
Income from operations			 270,800       743,700
				      __________    __________
Other income:
  Interest income		          21,900        23,400
  Other income				  14,500        10,500
                                      __________    __________
                                          36,400        33,900
                                      __________    __________
Income before income taxes		 307,200       777,600
                                      __________    __________
Income tax expense (benefit):
  Current			         104,500       280,100
  Deferred	                         (24,900)      (42,200)
                                      __________    __________
				          79,600       237,900
                                      __________    __________
Net income			      $  227,600    $  539,700
                                      ==========    ==========
Basic earnings per common share	        $ .19	      $ .45
                                        =====          =====
Diluted earnings per common share       $ .19          $ .45
                                        =====          =====

Weighted average common shares
 outstanding, basic                   1,196,577     1,196,051
                                      =========     =========
Weighted average common shares
 outstanding, assuming dilution       1,213,482     1,211,895
                                      =========     =========

      See notes to consolidated financial statements.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

         FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

                            Common Stock     Additional  Accumulated
                            ______________   Paid-in     Other Compr-
                            Shares  Amount   Capital     ehensive Loss
                           _______  _______  __________  _____________

Balance, July 1, 2009     1,212,379 $60,600  $1,514,300  $  (79,600)

Net income                     -       -           -           -

Other comprehensive income:
 Unrealized holding gain
  on investment securities,
  net of tax                   -       -           -         49,800

Comprehensive income           -       -           -           -

Exercise of stock options     4,000     200       5,100        -

Stock-based compensation       -       -         17,400        -

Income tax benefit of
 stock options exercised       -       -            400        -

Cash dividend paid, $.06
 per share                     -       -           -           -
                          _________  _______  _________  ___________
Balance, June 30, 2010    1,216,379  60,800   1,537,200     (29,800)

Net income                     -       -           -           -

Other comprehensive income:
 Unrealized holding gain
 on investment securities,
 net of tax                    -       -           -          8,300

Comprehensive income           -       -           -           -

Stock-based compensation       -       -         21,300        -

Income tax benefit of
 stock options exercised       -       -           -           -

Cash dividend paid, $.09
 per share                     -       -           -           -
                          _________ _______  __________  ___________
Balance, June 30, 2011    1,216,379 $60,800  $1,558,500  $  (21,500)
                          ========= =======  ==========  ===========


          See notes to consolidated financial statements.



           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

	         YEARS ENDED JUNE 30, 2011 AND 2010


                          Retained      Treasury Stock  Shareholders'
                                        ______________
                          Earnings      Shares  Amount  Equity
                         __________     ______  _______  ____________

Balance, July 1, 2009    $2,467,600     19,802  $52,400  $3,910,500
                                                         __________
Net income                  539,700       -        -        539,700

Other comprehensive loss:
 Unrealized holding loss
  on investment securities,
  net of tax                   -          -        -         49,800
                                                        ____________
Comprehensive income           -          -        -        589,500
                                                        ____________
Exercise of stock options      -          -        -          5,300

Stock-based compensation       -          -        -         17,400

Income tax benefit of stock
  options exercised            -          -        -            400

Cash dividend paid, $.06
 per share                  (71,800)      -        -        (71,800)
                         __________    _______  _______  ___________
Balance, June 30, 2010    2,935,500     19,802   52,400   4,451,300
                                                         ___________
Net income                  227,600       -        -        227,600

Other comprehensive income:
 Unrealized holding gain
 on investment securities,
 net of tax                    -          -        -          8,300
                                                         ___________
Comprehensive income           -          -        -        235,900

Stock-based compensation       -          -        -         21,300

Cash dividend paid, $.09
 per share                 (107,700)      -        -       (107,700)
                         __________   _______   ________ ___________
Balance, June 30, 2011   $3,055,400    19,802   $52,400  $4,600,800
                         ==========   =======   =======  ===========



          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED JUNE 30, 2011 AND 2010


                                              2011       2010
                                          __________  __________


Operating activities:
 Net income				  $  227,600  $  539,700
                                          __________  __________
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization	     188,400     197,600
    Deferred income tax benefit		     (24,900)	 (42,200)
    Income tax benefit of stock options
     exercised					-	     400
    Loss on disposal of asset		       4,600	    -
    Stock-based compensation		      21,300	  17,400
     Changes in operating assets and
      liabilities:
        Trade accounts receivable            874,500    (687,800)
        Inventories                         (367,200)	 325,400
        Prepaid and other current assets    (110,500)	   4,400
        Accounts payable		     (99,600)	  90,300
        Customer advances			-	(359,600)
        Accrued expenses and taxes	     (61,700)	  29,700
                                          __________  __________
            Total adjustments		     424,900	(424,400)
                                          __________  __________

            Net cash provided by
             operating activities            652,500     115,300
                                          __________	________
Investing activities:
 Additional consideration for acquisition
  of Altamira Instruments, Inc.		    (182,600)	(107,000)
 Purchase of investment securities,
  available for sale			     (14,000)	 (14,500)
 Capital expenditures			     (63,600)    (27,900)
 Purchase of intangible assets		      (9,500)	  (5,100)
                                           _________   _________
Net cash used in investing activities	    (269,700)   (154,500)
                                           _________   _________
Financing activities:
  Proceeds from exercise of stock options	-	   5,300
  Cash dividend paid			    (107,700)	 (71,800)
                                           _________   _________
Net cash used in financing activities	    (107,700)	 (66,500)
                                           _________   _________

Net increase (decrease) in cash and
 cash equivalents			     275,100    (105,700)

Cash and cash equivalents, beginning
 of year				     632,700     738,400
                                           _________  __________
Cash and cash equivalents, end of year     $ 907,800  $  632,700
                                           =========  ==========
Supplemental disclosures of cash flow
 information:
  Cash paid for income taxes		   $ 298,500  $  301,200
                                           =========  ==========

         See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010



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

Revenue Recognition

Revenue is recognized when all the following criteria are met:

*	Receipt of a written purchase order agreement which is
      binding on the customer.
*	Goods are shipped and title passes.
*	Prices are fixed.
*	Collectability is reasonably assured.
*	All material obligations under the agreement have been
      substantially performed.

Substantially all orders are F.O.B. shipping point, all sales are final without right of return or payment contingencies, and there are no special sales arrangements or agreements with any customers.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

On November 9, 2010, the Federal Deposit Insurance Company ("FDIC") issued a Final Rule providing unlimited insurance coverage of non-interest bearing transaction accounts, regardless of balance, for the period December 31, 2010 through December 31, 2012. At June 30, 2011, the Company held approximately $182,800 of its cash in non-interest bearing accounts. The remainder of its cash balance is subject to FDIC insurance limits.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

1.	Summary of Significant Accounting Policies (Continued)

Accounts Receivable

In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectability. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers. The Company has recorded allowances for receivables which it considered uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company's customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required. The Company actively manages its accounts receivable to minimize credit risk. The Company does not obtain collateral for its accounts receivable.

Customer Advances

In the ordinary course of business, customers of Altamira may make advance payments for purchase orders issued to Altamira. Such amounts, when received, are categorized as liabilities under the caption customer advances.

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

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010



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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ACS No. 350, "Intangibles-Goodwill and Other" ("ASC No. 350"). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill annually as of June 30, the last day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, "Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets ("ASC No. 360-10"). ASC No. 360-10 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010



1.	Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. Income taxes are accounted for under the asset and liability method. The Company provides for federal, and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attribute to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $26,000 and $21,300 for the years ended June 30, 2011 and 2010.

Stock Compensation Plan

The Company has a ten-year stock option plan (the "2002 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus to the extent that options previously granted under the 1992
Stock Option Plan of the Company (the "Prior Plan") expire or terminate for any reason without having been exercised, then options exercisable for that same number of shares of Common Stock, up to a maximum of one hundred sixty one thousand (161,000) shares, may be granted pursuant to the 2002 Plan. The 2002 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2002 Plan and options under the 2002 Plan may be granted until 2012. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options are to be granted at an exercise price not less than 85% of the fair market value of the shares of Common Stock on the date of grant. The 2002 Plan also stipulates that none of the then members of the Board of Directors shall be eligible to receive option grants under the 2002 Plan. The options expire at various dates through September 2018. At June 30, 2011,

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010


91,334 shares of Common Stock were available for grant under the 2002 Plan and the Prior Plan.


1.	Summary of Significant Accounting Policies (Continued)

Stock Compensation Plan (Continued)

Stock-based compensation is accounted for in accordance with ASC No. 718 "Compensation-Stock Compensation" ("ASC No. 718") which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the years ended June 30, 2011 and 2010, the Company granted 12,000 and 16,500 options that had a fair value of $19,900 and $20,500, respectively, to employees and consultants. The fair value of the options granted during fiscal years 2011 and 2010 were determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for fiscal 2011 and 2010, respectively, were an expected life of 6 and 5 years;
risk free interest rate of 2.09% and 2.48%; volatility of 73% and 83%; and dividend yield of 3.0% and 3.47%. The weighted-average value per share of the options granted in 2011 and 2010 was $1.66 and $1.25, respectively, and stock-based compensation costs were $21,300 and $17,400 for the years ended June 30, 2011 and 2010, respectively. Stock-based compensation costs related to nonvested awards to be recognized in the future are $3,200 and $3,900 as of June 30, 2011 and 2010, respectively.

The Company did not grant any options or warrants as compensation for goods or services to non-employees, except to a director who was granted 10,000 options that had a fair value of $15,300 and $9,300 in each of the years ended June 30, 2011 and 2010, respectively, for consulting services.

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

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010



1.	Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU No. 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.
The Company does not expect that the adoption of ASU 2011-05 will have an impact on its consolidated results of operations, financial condition or cash flows as it only requires a change in the format of our current presentation.

In December 2010, the FASB issued ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations." This standard requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. The Company does not expect that the adoption of ASU
No. 2010-29 will have an impact on its consolidated results of operations, financial condition or cash flows.

2.	Segment Information and Concentrations

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

Segment information is reported as follows:


                  Benchtop    Catalyst    Corporate
                  Laboratory  Research    and
                  Equipment   Instruments Other       Consolidated
                  __________  __________  _________   ____________

June 30, 2011:
 Net Sales	  $4,525,100  $1,344,700  $     -     $5,869,800
 Foreign Sales     2,496,200     663,900        -      3,160,100
 Segment Profit      584,400    (313,600)       -        270,800
 Segment Assets    2,501,000   1,177,400   1,334,800   5,013,200
 Long-Lived Asset
  Expenditures	      39,300	  24,300	-         63,600
 Depreciation and
  Amortization	      56,000     132,400        -        188,400

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010


2.	Segment Information and Concentrations (Continued)


                Benchtop     Catalyst     Corporate
                Laboratory   Research     and
                Equipment    Instruments  Other      Consolidated
                __________   ___________  _________  ____________

June 30, 2010:
 Net Sales      $4,272,700   $2,797,400   $	-    $7,070,100
 Foreign Sales   2,381,000      201,600         -     2,582,600
 Segment Profit    553,200      190,500         -       743,700
 Segment Assets  2,091,800    1,828,500    1,244,700  5,165,000
 Long-Lived Asset
  Expenditures      27,900         -            -        27,900
 Depreciation and
  Amortization      59,800      137,800         -       197,600


During the year ended June 30, 2011, one customer accounted for approximately 11% of the Company's total sales.

Certain information relating to the Company's export sales follows:



                                               2011       2010
                                            __________  __________

Export sales (principally Europe and Asia)  $3,160,100  $2,582,600

3.	Fair Value of Financial Instruments

The Financial Accounting Standards Board defines the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

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

	Level 1	Inputs that are based upon unadjusted quoted
prices for identical instruments traded in active markets.

	Level 2	Quoted prices in markets that are not considered to
be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

	Level 3	Prices or valuation that require inputs that are
both significant to the fair value measurement and unobservable.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010



3.	Fair Value of Financial Instruments (Continued)

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2011 and 2010 according to the valuation techniques the Company used to determine their fair values:


                                    Fair Value Measurements Using Inputs
                                              Considered as

                            Fair Value at
                            June 30, 2011   Level 1    Level 2  Level 3
                            _____________ __________  _______  ________
Cash and cash equivalents     $  907,800  $  907,800  $   -    $   -
Available for sale securities    693,400     693,400      -        -
                              ----------  ----------  -------  --------
Total                         $1,601,200  $1,601,200  $   -    $   -
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
                              ==========  ==========  =======  ========

Investments in marketable securities classified as available-for-sale by security type at June 30, 2011 and 2010 consisted of the following:


                                                             Unrealized
                                               	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________ ____________

At June 30, 2011:

       Available for sale:
        Equity securities           $    7,800   $  13,300  $   5,500
        Mutual funds                   707,100     680,100    (27,000)
                                    __________   _________  __________
                                    $  714,900   $ 693,400  $ (21,500)
                                    ==========   =========  ==========



                                                             Unrealized
                                               	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________ ____________

At June 30, 2010:

       Available for sale:
        Equity securities           $    7,800   $   9,600  $   1,800
        Mutual funds                   687,600     656,000    (31,600)
                                    __________   _________  __________
                                    $  695,400   $ 665,600  $ (29,800)
                                    ==========   =========  ==========

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010




4.	Inventories

                                 2011              2010
                              __________        __________


Raw materials		      $1,051,300	$  896,400
Work-in-process			 408,200	   201,400
Finished goods			 180,300	   174,800
                              __________        __________

			      $1,639,800	$1,272,600
                              ==========        ==========

5.	Property and Equipment



                      Useful Lives
                         (Years)              2011          2010
                       ____________        __________   __________

Automobiles                  5              $  21,000    $  21,000
Computer equipment          3-5               123,400      118,400
Machinery and equipment	    3-7               542,800      493,400
Furniture and fixtures	    4-10              172,500      169,000
Leasehold improvements	    3-5                64,100       64,100
                                            _________    _________
                                              923,800      865,900
Less accumulated depreciation
  and amortization                            748,700      672,500
                                            _________    _________
                                            $ 175,100    $ 193,400
                                            =========    =========

Depreciation expense was $77,000 and $75,800 for the years ended
June 30, 2011 and 2010, respectively.

6.	Goodwill and Other Intangible Assets

In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to positive goodwill of $447,900 and $405,200 at June 30, 2011 and 2010, all of
which is deductible for tax purposes. The related agreement provided for contingent payments to the former shareholders based on net sales of the Catalyst Research Instrument Operations subject to certain limits, which were earned and paid. Additional consideration amounted to approximately $42,700 for the five months ended November 30, 2010 (final payment period) and $139,900 for the year ended June 30, 2010.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010


6.	Goodwill and Other Intangible Assets (Continued)

The components of intangible assets are as follows:



                         Useful             Accumulated
                         Lives    Cost      Amortization   Net
                         ______   ________  ____________   _________

At June 30, 2011:

  Technology              5 yrs.  $300,000  $ 275,000      $  25,000
  Customer relationships 10 yrs.   237,000    177,200         59,800
  Non-compete agreement   5 yrs.   102,000     93,500          8,500
  Other intangible assets 5 yrs.   139,000    120,000         19,000
                                  ________  _________      _________
                                  $778,000  $ 665,700      $ 112,300
                                  ========  =========      =========


                         Useful             Accumulated
                         Lives    Cost      Amortization   Net
                         ______   ________  ____________   __________

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
                                  ========  =========      =========

Total amortization expense was $111,400 and $121,800 in 2011 and 2010.

Estimated future intangible assets amortization expense is as follows:


          Fiscal Years
          ____________

             2012          $   55,500
             2013              15,800
             2014              12,000
             2015               8,400
             2016              13,100
          Thereafter            7,500
                            _________
                            $ 112,300
                            =========

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010


7.	Bank Line of Credit

During the year ended June 30, 2011, the Company replaced its existing line of credit with Capital One Bank, N.A. with a new line of credit with JPMorgan Chase Bank, N.A. (the "Bank"), which provides for maximum borrowings of up to $700,000, to bear interest at 3.08 percentage points above a defined LIBOR Index, and is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 13, 2013 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the Note. The Company did not use the lines during the years ended June 30, 2011 and 2010, respectively.

8.	Employee Benefit Plans

The Company has 401(k) profit sharing plans covering its employees, which provide for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue
Code. One plan provides for Company matching of 50% of each Benchtop Laboratory Equipment Operations participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation, while the second plan provides for matching the Catalyst Research Instrument Operations employee contributions up to 4% of their compensation. Total employer matching contributions amounted to $39,300 and $44,300 for the years ended June 30, 2011 and 2010, respectively.

9.	Commitments and Contingencies

The Company is obligated through January 2015 under a noncancelable operating lease for its Bohemia, New York premises, which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. In accordance with generally accepted accounting principles, the future minimum annual rental expense, computed on a straight-line basis, is approximately $209,400 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $233,700 in 2011 and $229,100 in 2010. Accrued rent, payable in future years, amounted to $67,500 and $66,800 at June 30, 2011 and 2010.

The Company was also obligated under an operating lease for its facility in Pittsburgh, Pennsylvania. The lease, which commenced on August 1, 2006, had a term of five years through July 31, 2011. The lease required monthly minimum rental payments of $4,700 monthly with a Company option to renew for an additional five years. The Company is currently on a month-to-month tenancy while negotiating a new lease agreement. Total rental expense for the Pittsburgh facility was $56,000 in each of 2011 and 2010. There are no other significant expenses related to this lease.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010



9.	Commitments and Contingencies (Continued)

The Company's approximate future minimum rental payments under all leases are as follows:



Fiscal Years          Total
____________      _____________

    2012          $  221,800
    2013             225,800
    2014             234,800
    2015             140,100
                  __________
                  $  822,500
                  ==========

The Company has employment contracts with its President and Executive Vice President through June 30, 2013, providing for annual base salaries of $138,000 and $126,300, respectively for the first twelve month period and $141,000 and $129,100, respectively, for the second twelve month period. Each contract provides for a discretionary performance bonus for each of the twelve month periods ending June 30, 2012 and 2013, respectively. For the year ended
June 30, 2011 and six month period period ended June 30, 2010, the Board of Directors awarded bonuses of $4,000 and $8,000, respectively for the President, and $3,000 and $4,400, respectively for the Executive Vice President.

The Company has an employment contract with the President of Altamira through June 30, 2012, which may be extended by mutual consent for an additional year. The contract provides for an annual base salary of $121,900 through November 30, 2010 and $128,000 for the remainder of the contract term, plus discretionary bonuses. A bonus of $5,000 was paid to him during the year ended June 30, 2011 for the twelve month period ended November 30, 2010. A bonus was also paid during the year ended June 30, 2010 in the form of a stock option valued at $4,100 using the Black-Scholes-Merton option pricing model.

The Company has a consulting agreement which expires on December 31, 2011 with an affiliate of the Chairman of the Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,000 for a certain number of consulting days as defined in the agreement. Stock options were granted to him valued at $15,300 and $9,300 during each of the years ended June 30, 2011 and 2010, respectively. Consulting expense related to this agreement amounted to $52,200 and $44,300 for the years ended June 30, 2011 and 2010, respectively.

The Company has a consulting agreement which expires March 31, 2012 with a different member of its Board of Directors for administrative services. The agreement provides that the consultant will be paid at the rate of $85 per hour. Consulting expense related to this agreement amounted to $9,000 and $32,700 for the fiscal years ended June 30, 2011 and 2010.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010


10.	Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal year was as follows:



                                        2011                2010
                                 __________________  _________________

                                            % of                % of
                                            Pre-tax             Pre-tax
                                   Amount   Income     Amount   Income
                                 _________  _______  _________  _______

Computed "expected" income tax   $107,500    35.0%    $272,200   35.0%
Research and development
  credits                        ( 15,000)   (4.9)    ( 13,300)  (1.7)
Other, net                       ( 12,900)   (4.2)    ( 21,000)  (2.7)
                                 _________  _______  __________  ______
Actual income taxes              $ 79,600    25.9%    $237,900   30.6%
                                 =========  =======  ==========  ======


Deferred tax assets and liabilities consist of the following:


                                             2011         2010
                                         __________   __________
Deferred tax assets:
  Amortization of intangibles            $ 130,500    $ 117,300
  Rent accrual                              25,700       25,400
  Other                                     77,700       73,800
                                         _________    _________
                                           233,900      216,500

Deferred tax liability:
  Depreciation of property
    and amortization of goodwill           (40,400)     (42,600)
                                         __________   __________
Net deferred tax assets                  $ 193,500    $ 173,900
                                         ==========   ==========

The breakdown between current and long-term deferred tax assets and liabilities is as follows:


                                             2011         2010
                                         __________   __________

Current deferred tax assets              $  77,700    $  73,800
                                         _________    _________
Long-term deferred tax assets              156,200      142,700
Long-term deferred tax liabilities         (40,400)     (42,600)
                                         __________   __________
Net long-term deferred tax asset           115,800      100,100
                                         __________   __________

Net deferred tax assets                  $ 193,500    $ 173,900
                                         ==========   ==========

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010


10.	Income Taxes (Continued)

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The impact of the Company's reassessment of its tax positions in accordance with ASC No. 740 did not have an effect on the results of operations, financial condition or liquidity. As of June 30, 2011 and 2010, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company's policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC No. 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2008 through 2010.
The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

11.	Stock Options

Option activity is summarized as follows:



                                     Fiscal 2011        Fiscal 2010
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year   45,001  $  2.24   44,501   $  1.90
  Granted                          12,000     3.21   16,500      2.35
  Exercised                          -         -    ( 4,000)     1.33
  Forfeited                          -         -    (12,000)     1.52
                                  ________          ________
Outstanding, end of year           57,001     2.45   45,001      2.24
                                  ________ _______  ________  ________
Options exercisable at year-end    52,833  $  2.40   34,831   $  1.88
                                  ________ _______  ________  ________
Weighted average fair value per
  share of options granted
  during fiscal 2011 and 2010              $  1.66            $  1.25
                                           =======            =======

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       AS OF AND FOR THE YEARS ENDED JUNE 30, 2011 AND 2010


11. Stock Options (Continued)


            As of June 30, 2011                    As of June 30, 2011
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.25-$2.40  32,001       1.77         $  1.89      32,000     $  1.89

$3.07-$3.24  25,000       4.94         $  3.16      20,833     $  3.17
            ________                               ________
             57,001                                 52,833
            ________                               ________


            As of June 30, 2010                    As of June 30, 2010
            Options Outstanding                        Exercisable
_______________________________________________   _____________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.25-$1.88  20,001       3.54         $  1.59      15,000    $   1.49

$2.40-$3.27  25,000       3.65         $  2.77      19,831    $   2.68
            ________                               ________
             45,001                                 34,831
            ________                               ________

12.	Earnings Per Common Share

	Earnings per common share data was computed as follows:



                                            2011         2010
                                         __________   __________
Net income                               $  227,600   $  539,700
                                         __________   __________
Weighted average common shares
  outstanding                             1,196,577    1,196,051
Effect of dilutive securities                16,905       15,844
                                         __________   __________
Weighted average dilutive common
  shares outstanding                      1,213,482    1,211,895
                                         __________   __________

Basic earnings per common share          $      .19   $      .45
                                         ==========   ==========
Diluted earnings per common share        $      .19   $      .45
                                         ==========   ==========