Form 10-Q
period 2011-09-30
SCIENTIFIC INDUSTRIES INC
filed 2011-10-27
CIK 87802

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2011

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to_________

Commission File Number:             0-6658
                       ____________________________

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer      	Accelerated Filer

	Non-accelerated filer        	Smaller reporting company  [ X ]
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
						Yes [  ] No [ X ]

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of October 14, 2011 was 1,196,577 shares.




					TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION


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




                    PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements


	     SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS
				              September 30,          June 30,
                                              _____________         __________
                                                  2011                 2011
                                              _____________         __________
                                                (Unaudited)
Current Assets:
  Cash and cash equivalents			$  783,100          $  907,800
  Investment securities				   695,400	       693,400
  Trade accounts receivable, net		   852,600	       620,000
  Inventories					 1,592,600	     1,639,800
  Prepaid expenses and other current assets        148,900	       197,700
  Deferred taxes				    77,700	        77,700
                                                __________          __________
		Total current assets		 4,150,300	     4,136,400

Property and equipment, net			   211,200	       175,100

Intangible assets, net  			    85,300	       112,300

Goodwill					   447,900	       447,900

Other assets             			    25,700	        25,700

Deferred taxes					   112,400	       115,800
                                                __________          __________
		Total assets                    $5,032,800	    $5,013,200
                                                ==========          ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable				$  106,800	    $  128,100
  Accrued expenses and taxes			   266,100	       284,300
  Dividends payable				    59,800	         -
                                                __________          __________
		Total current liabilities	   432,700	       412,400
                                                __________          __________
Shareholders' Equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,216,379 issued and outstanding                60,800	        60,800
  Additional paid-in capital                     1,559,100	     1,558,500
  Accumulated other comprehensive loss          (   22,400)	    (   21,500)
  Retained earnings                              3,055,000	     3,055,400
                                               ___________         ___________
                                                 4,652,500	     4,653,200
  Less common stock held in treasury, at cost
   19,802 shares                                    52,400	        52,400
                                               ___________         ___________
		Total shareholders' equity       4,600,100	     4,600,800
                                               ___________         ___________
		Total liabilities and
                shareholders' equity            $5,032,800	    $5,013,200
                                                ==========         ===========


       See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




		 			     For the Three Month
					         Periods Ended
					          September 30,
                                        __________________________
     					    2011            2010
                                        __________      __________

Net sales                	        $1,541,000      $1,255,500
Cost of goods sold     		           937,000         746,800
                                        __________      __________
Gross profit              		   604,000         508,700
                                        __________      __________
Operating Expenses:
 General & administrative		   290,900         286,800
 Selling				   189,000         140,400
 Research & development		            46,900          87,500
                                        __________      __________
 Total operating expenses		   526,800         514,700
                                        __________      __________
Income (loss) from operations		    77,200      (    6,000)

Interest & other income, net		     6,800           9,200
                                        __________      __________
Income before income taxes		    84,000           3,200
                                        __________      __________
Income tax expense (benefit):
  Current			  	    21,200           6,600
  Deferred			             3,400     (     5,600)
                                        __________      __________
				   	    24,600           1,000
                                        __________     ___________
Net income 			        $   59,400     $     2,200
                                        ==========     ===========


Basic earnings per common
 share	                 		  $  .05         $   -

Diluted earnings per common
 share  				  $  .05         $   -

Cash dividends declared
 per common share		  	  $  .05         $  .09




See notes to unaudited condensed consolidated financial statements

        SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                 	For the Three Month Periods Ended
					 Sept. 30, 2011  Sept. 30, 2010
                                        ______________  ______________
Operating activities:
  Net income 		                     $  59,400     $  2,200
                                             _________     _________
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
      Depreciation and amortization             47,100       47,400
      Deferred income taxes			 3,400   (    5,600)
	 Stock-based compensation		   600	      3,100
	 Changes in operating assets and liabilities:
         Accounts receivable                 ( 232,600)	    729,800
         Inventories                            47,200   (  294,700)
         Prepaid expenses and other
          current assets                        48,800   (   22,000)
         Accounts payable                    (  21,300)  (  157,200)
         Customer advances	 		  -         128,500
         Accrued expenses and taxes          (  18,200)  (   72,500)
                                            __________    __________
       Total adjustments		     ( 125,000)     356,800
                                            __________    __________
       Net cash provided by (used in)
        operating activities	             (  65,600)     359,000
                                            __________    __________
Investing activities:
 Additional consideration for acquisition
    of Altamira Instruments, Inc.	          -      (  139,900)
  Purchase of investment securities,
    available-for-sale                       (   2,900)  (    3,400)
  Capital expenditures                       (  54,900)  (    5,200)
  Purchases of intangible assets             (   1,300)  (    3,300)
                                             __________  ___________
       Net cash used in
	   investing activities		     (  59,100)  (  151,800)
                                             __________  ___________
Net increase (decrease) in cash and
  cash equivalents	 	             ( 124,700)     207,200
Cash and cash equivalents,
  beginning of period		               907,800      632,700
                                            __________    __________
Cash and cash equivalents, end of period     $ 783,100    $ 839,900
                                            ==========    ==========

Supplemental disclosures:

Cash paid during the period for:
  Income Taxes                               $   1,500	  $  94,000


 See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General:	The accompanying unaudited interim condensed
consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature.
These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2011. The results for the three months ended September 30, 2011, are not necessarily an indication of the results for the full fiscal year ending June 30, 2012.

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

2.	New Accounting Pronouncements:


In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU No. 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company has not adopted this standard yet and does not expect that the adoption of ASU 2011-05 will have an impact on its consolidated results of operations, financial condition or cash flows as it only requires a change in the format of our current presentation.

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

	Segment information is reported as follows:

			Benchtop    Catalyst	Corporate
		       Laboratory   Research	    and
			Equipment   Instruments    Other    Consolidated
                      ___________  ___________  _________   ____________
Three months ended September 30, 2011:

 Net Sales	       $1,075,200   $  465,800   $    -	    $1,541,000
 Foreign Sales		  608,700      112,600        -	       721,300
 Segment Profit (Loss)    135,800    (  58,600)       -	        77,200
 Segment Assets	        2,621,100    1,078,300   1,333,400   5,032,800
 Long-Lived Asset
    Expenditures	    8,200	46,700        -	        54,900
 Depreciation and
    Amortization	   11,800       35,300	     -	        47,100


			 Benchtop    Catalyst	  Corporate
			Laboratory   Research	    and
			 Equipment   Instruments    Other    Consolidated
                      ___________    ___________  _________  ____________

Three months ended September 30, 2010:

 Net Sales	        $1,022,100   $  233,400    $  -	     $1,255,500
 Foreign Sales		   520,200       26,000	      -	        546,200
 Segment Profit (Loss)     125,000   (  131,000)      -	     (    6,000)
 Segment Assets	         2,182,500    1,467,300  1,301,500    4,951,300
 Long-Lived Asset
    Expenditures	     3,400	  1,800      -	          5,200
 Depreciation and
    Amortization            13,900	 33,500      -	         47,400

Approximately 63% and 66% of net sales of benchtop laboratory equipment for the three month periods ended September 30, 2011 and 2010, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Two customers accounted in the aggregate for approximately 20% of the net sales of the Benchtop Laboratory Equipment Operations and 14% of total sales for the three months ended September 30, 2011, and 27% of net sales of the segment and 22% of total sales for the three months ended
September 30, 2010. Sales of catalyst research instruments generally comprise a few very large orders averaging $100,000 per order to a limited number of customers, who differ from order to order. Sales to three customers represented approximately 91% of the Catalyst Research Instrument Operations' net sales and 28% of total sales for the three months ended September 30, 2011. Sales to two different customers represented 75% of the segment's net sales and 14% of total sales for the year earlier comparable period.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at September 30, 2011 and June 30, 2011 according to the valuation techniques the Company used to determine their fair values:


                                  Fair Value Measurements Using Inputs
                                            Considered as

                            Fair Value at
                            September 30,
                               2011         Level 1   Level 2  Level 3
                            _____________ __________  _______  ________
Cash and cash equivalents     $  783,100  $  783,100   $  -     $  -
Available for sale securities    695,400     695,400      -        -
                              __________  __________   ______   _______
Total			      $1,478,500  $1,478,500   $  -      $  -
                              ==========  ==========   ======   =======


                                  Fair Value Measurements Using Inputs
                                             Considered as

                            Fair Value at
                            June 30, 2011   Level 1    Level 2  Level 3
                            _____________ __________  _______  ________
Cash and cash equivalents     $  907,800  $  907,800  $   -    $   -
Available for sale securities    693,400     693,400      -        -
                              __________  __________  _______  ________
Total                         $1,601,200  $1,601,200  $   -    $   -
                              ==========  ==========  =======  ========

Investments in marketable securities classified as available-for-sale by security type at September 30, 2011 and June 30, 2011 consisted of the following:

                                                             Unrealized
                                               	    Fair    Holding Gain
                                        Cost        Value      (Loss)
	                             _____________  ________ ____________
At September 30, 2011:
   Available for sale:
   Equity securities		     $    7,800	    $ 13,000  $   5,200
   Mutual funds				710,000      682,400	(27,600)
                                     __________    _________  __________
				     $  717,800	    $695,400  $ (22,400)
                                     ==========    =========  ==========


                                                            Unrealized
                                               	    Fair    Holding Gain
                                        Cost        Value     (Loss)
	                             __________  _________  ____________

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

Inventories for financial statement purposes are based on perpetual inventory records at September 30, 2011 and June 30, 2011. Components of inventory are as follows:

			    September 30,  	June 30,
				2011   		  2011
                              __________        __________

	Raw Materials         $1,114,800	$1,051,300
	Work in process          279,000    	   408,200
	Finished Goods           198,800	   180,300
                              __________        __________
			      $1,592,600	$1,639,800
                              ==========        ==========

6.  Earnings per common share:

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

	Earnings per common share was computed as follows:

                           		  For the Three Month
                           		  Periods Ended
                             	          September 30,
                                          _______________________
    					     2011         2010
                                          _______________________

	Net income		          $   59,400   $    2,200
                                          ==========   ==========
	Weighted average common
 	  shares outstanding		    1,196,577   1,196,577
	Dilutive  securities	               14,924      15,413
                                           __________   __________
	Weighted average dilutive
	  common shares outstanding	    1,211,501 	1,211,990
                                           =========    =========
	Basic earnings per
	  common share		             $   .05	   $   -
                                            ========     ========
	Diluted earnings per
	  common share		             $   .05	   $   -
                                            ========     ========

Approximately 2,000 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2011, because the effect would be anti-dilutive.


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

				  	  For the Three Month
			            	  Periods Ended
			              	  September 30,
                                          ______________________
    			     	   	     2011        2010
                                          ______________________

	Net income		          $  59,400   $   2,200

	Other comprehensive income (loss):
	  Unrealized holding gain (loss)
  	    arising during period  	 (      900)     10,400
                                        ___________   _________
	Comprehensive income		  $  58,500   $  12,600
                                        ===========   =========



8.   Goodwill and Other Intangible Assets:

In conjunction with the acquisition of Altamira, management of the Company valued the tangible and intangible assets acquired, including customer relationships, non-compete agreements and technology which encompasses trade names, trademarks and licenses. The valuation resulted in an initial negative goodwill of approximately $91,500 on the date of acquisition which was subsequently adjusted to positive goodwill of $447,900 as of September 30, 2011 and June 30, 2011, all of which was deductible for tax purposes. The agreement provided for contingent payments to the former shareholders based on net sales of the Catalyst Research Instrument Operations subject to certain limits, which were earned and paid.

The components of other intangible assets are as follows:

			   Useful             Accumulated
			   Lives     Cost     Amortization      Net
                           _______  ________  ____________   _________
 At September 30, 2011:

 Technology		   5 yrs.   $300,000   $290,000       $  10,000
 Customer relationships   10 yrs.    237,000 	183,200          53,800
 Non-compete agreement     5 yrs.    102,000     98,600           3,400
 Other intangible assets   5 yrs.    140,300    122,200          18,100
                                    ________   ________       _________
                                    $779,300   $694,000	      $  85,300
                                    ________   ________       _________

			  Useful               Accumulated
			  Lives       Cost     Amortization      Net
                          _______   ________   ____________   _________
 At June 30, 2011:

 Technology		   5 yrs.   $300,000   $275,000       $ 25,000
 Customer relationships   10 yrs.    237,000 	177,200         59,800
 Non-compete agreement     5 yrs.    102,000     93,500          8,500
 Other intangible assets   5 yrs.    139,000    120,000         19,000
                                    ________   ________       ________
				    $778,000   $665,700       $112,300
                                    ________   ________       ________

Total amortization expense was $28,300 and $29,400 for the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, estimated future amortization expense related to intangible assets is $32,500 for the remainder of the fiscal year ending June 30, 2012, $15,800 for fiscal 2013, $12,000 for fiscal 2014, $8,400 for fiscal 2015, $13,100 for fiscal 2016, and $3,500 thereafter.

               SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis or Plan of Operations

Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, impact of competition, the ability to reach final agreements, the ability to finance and produce to customers? specifications catalyst research instruments, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $124,700 to $783,100 as of September 30, 2011 from $907,800 as of June 30, 2011.

Net cash used in operating activities was $65,600 for the three months ended September 30, 2011 as compared to cash provided of $359,000 for the comparable three month period in 2010, due mainly to the higher accounts receivable balances originating in the current period compared to the prior period. Cash used in investing activities was $59,100 for the three month period ended September 30, 2011 compared to $151,800 for the three month period ended September 30, 2010 due primarily to the consideration paid in the prior year relating to the acquisition of Altamira Instruments, Inc.

On September 13, 2011, the Board of Directors of the Company declared a cash dividend of $.05 per share of Common Stock payable on November 18, 2011 to holders of record as of the close of business on September 26, 2011.

The Company's working capital decreased slightly by $6,400 to $3,717,600 at September 30, 2011 from $3,724,000 at June 30, 2011.

The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. which provides for maximum borrowings of up to $700,000, to bear interest at 3.08 percentage points above the defined LIBOR Index. The interest rate as of September 30, 2011 was approximately 3.33% and is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 13, 2013 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the promissory note. As of September 30, 2011 and June 30, 2011, no borrowings under the line have been made.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months, including payments anticipated to be made upon consummation of a previously reported proposed acquisition of assets, primarily a license and sublicenses related to the research, design and development, and sale of bioprocessing products and systems, from its available financial resources which include its cash and investment securities.

Results of Operations

Financial Overview

The increase in the Company's income before income taxes of $80,800 to $84,000 for the three month period ended September 30, 2011 compared to $3,200 for the three month period ended September 30, 2010 was principally due to a $10,800 increase in segment profit of the Benchtop Laboratory Equipment Operations and a $72,400 reduction to $58,600 in the segment loss of the Catalyst Research Instrument Operations resulting from increased sales within that segment.

The Three Months Ended September 30, 2011 Compared With the Three Months Ended September 30, 2010

Net sales for the three months ended September 30, 2011 increased by $285,500 (22.7%) to $1,541,000 from $1,255,500 for the three months ended September 30, 2010, substantially due to a $232,400 increase in sales of catalyst research instruments. Sales of these products are comprised of a small number of large orders, typically averaging over $100,000 each, while benchtop laboratory equipment sales consist of a large number of small orders usually shipped from stock. The backlog of orders for catalyst research instruments products was $268,000 as of September 30, 2011, all of which are anticipated to be delivered by fiscal year end; the backlog as of September 30, 2010 was $692,000.

The gross profit percentage for the three months ended September 30, 2011 decreased to 39.2% compared to 40.5% for the three months ended
September 30, 2010, mainly as a result of higher material costs and product engineering costs incurred to improve certain benchtop laboratory products.

General and administrative expenses for the three months ended September 30, 2011 increased by $4,100 (1.4%) to $290,900 from $286,800 for the comparable period of the prior year, mainly due to expenses incurred in the investigation of other business opportunities.

Selling expenses increased $48,600 (34.6%) to $189,000 for the three month period ended September 30, 2011 compared to $140,400 for the prior year period, due to an increase in sales commissions paid to independent sales representatives, travel expenses incurred by the Catalyst Research Instruments Operations, costs related to the hiring of a new customer service representative and a sales consultant for the Benchtop Laboratory Equipment Operations.

Research and development expenses for the three months ended September 30, 2011 decreased $40,600 (46.4%) to $46,900 from $87,500 for the three months ended September 30, 2010, primarily the result of a reduction in new product development activity by the Company.

Interest and other income decreased for the comparative three month periods by $2,400 (26.1%) to $6,800 from $9,200 mainly as a result of lower cash balances and lower interest rates.

The Company reflected income tax expense for the three months ended September 30, 2011 of $24,600 on income before income taxes of $84,000 compared to $1,000 on income before income taxes of $3,200 for the three months ended September 30, 2010.

As a result of the foregoing, the net income for the three months ended September 30, 2011 was $59,400 compared to $2,200 for the three months ended September 30, 2010.


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


	(b) Reports on Form 8-K:

       Report dated August 9, 2011, related to the death of a member of the Board of Directors.

       Reported dated September 14, 2011, related to cash dividend declaration.

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

Date: October 27, 2011