Form 10-Q
period 2011-12-31
SCIENTIFIC INDUSTRIES INC
filed 2012-02-14
CIK 87802

UNITED STATES
	        SECURITIES AND EXCHANGE COMMISSION
	             Washington, D.C. 20549

	                    FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended December 31, 2011

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to_____________

Commission File Number:  0-6658

                    SCIENTIFIC INDUSTRIES, INC.
_______________________________________________________________
    (Exact name of registrant as specified in its charter)

       Delaware         		      04-2217279
____________________________  _________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York               11716
________________________________________        __________
(Address of principal executive offices)	(Zip Code)

                      (631)567-4700
____________________________________________________
(Registrant's telephone number, including area code)

                      Not Applicable
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), other than Form 8-K Reports, and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X   No      ,except for a Form 8-K Report related
to a recent acquisition.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of Alarge accelerated filer,@ "Accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer____________ Accelerated Filer____________

Non-accelerated filer______________	Smaller reporting company   X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                 Yes    X   No
                                         _______     _______

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of February 6, 2012 was 1,335,712 shares.

                               TABLE OF CONTENTS



PART I  B FINANCIAL INFORMATION


ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


				                                   Page
                                                                   ____

Condensed Consolidated Balance Sheets				      1


Condensed Consolidated Statements of Operations		              2


Condensed Consolidated Statements of Cash Flows		              3


Notes to Condensed Consolidated Financial Statements	              4

ITEM 2	MANAGEMENT=S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATIONS                                               13

ITEM 4	CONTROLS AND PROCEDURES				 	     16

PART II -   OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K			     16

SIGNATURE 							     17

                     PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

	                      ASSETS
                                             December 31,    June 30,
                                                  2011         2011
                                             ____________    __________
Current Assets:		                     (Unaudited)
                                             ____________    __________
  Cash and cash equivalents		     $  763,500      $  907,800
  Investment securities				700,900	        693,400
  Trade accounts receivable, net		660,100	        620,000
  Inventories				      1,955,400	      1,639,800
  Prepaid expenses and other current assets	177,700	        197,700
  Deferred taxes				 78,000	         77,700
                                             __________      __________
Total current assets			      4,335,600	      4,136,400

Property and equipment at cost, net		199,000	        175,100

Intangible assets, net  			928,600	        112,300

Goodwill					589,900	        447,900

Other assets            			 25,700	         25,700

Deferred taxes					112,900	        115,800
                                             __________      __________
Total assets                                 $6,191,700      $5,013,200
                                             ==========      ==========

	      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable			     $  241,000	      $ 128,100
  Customer advances				326,900	           -
  Loan payable, bank				 60,000	           -
  Notes payable, current		         74,600	           -
  Accrued expenses and taxes			261,100	        284,300
                                             __________       _________
 		Total current liabilities	963,600	        412,400

  Contingent consideration payable		128,000	           -

  Notes payable, long-term			143,200	           -
                                             __________       _________
        Total liabilities		      1,234,800	        412,400
                                             __________       _________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,355,514 and 1,216,379 issued and outstanding at
    December 31, 2011 and June 30, 2011          67,800	         60,800
  Additional paid-in capital                  1,962,100	      1,558,500
  Accumulated other comprehensive loss      (    20,100)     (   21,500)
  Retained earnings                           2,999,500       3,055,400
                                            ___________      __________
                                              5,009,300	      4,653,200
  Less common stock held in treasury, at cost,
   19,802 shares                                 52,400	         52,400
                                            ___________      __________
        Total shareholders' equity            4,956,900       4,600,800
        Total liabilities and               ___________      __________
           Shareholders= equity              $6,191,700      $5,013,200
                                            ===========      ==========

    See notes to unaudited condensed consolidated financial statements

              SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                         For the Three Month    For the Six Month
                         Periods Ended	        Periods Ended
                         December 31,           December 31,
                         _____________________  ______________________
                             2011      2010        2011       2010
                         __________  __________ __________  __________

Net sales                $1,197,600  $2,031,500 $2,738,500  $3,286,900
Cost of goods sold          707,200   1,162,200  1,644,200   1,909,000
                         __________  __________ __________  __________
Gross profit                490,400     869,300  1,094,300   1,377,900
                         __________  __________ __________  __________
Operating Expenses:
 General & administrative   335,100     310,300    626,100     597,000
 Selling                    160,100     202,900    349,000     343,300
 Research & development      78,700      89,900    125,500     177,400
                         __________  __________ __________  __________
                            573,900     603,100  1,100,600   1,117,700
                         __________  __________ __________  __________
Income (loss) from
 operations   		 (   83,500)    266,200 (    6,300)    260,200

Interest & other
 income, net		      5,000       6,400     11,800      15,600
                         __________  __________ __________  __________
Income (loss) before
 income taxes		  (  78,500)    272,600      5,500     275,800
                         __________  __________ __________  __________
Income tax expense (benefit):
  Current		 (   21,800)     87,300 (      500)     93,900
  Deferred		 (    1,400) (    4,300)     2,000 (     9,900)
                         __________  __________ __________  __________
                         (   23,200)     83,000      1,500      84,000
                         __________  __________ __________  __________
Net income (loss)        ($  55,300) $  189,600 $    4,000  $  191,800
                         ==========  ========== ==========  ==========

Basic earnings (loss) per common
 share	                   $ (.04)      $  .16	   $  -       $  .16

Diluted earnings (loss) per common
 share  	           $ (.04)      $  .16	   $  -	      $  .16

Cash dividends declared
 per common share          $   -	$   -	   $  .05     $  .09




    See notes to unaudited condensed consolidated financial statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 	For the Six Month  Periods Ended
                                    December 31, 2011  December 31, 2010
                                     _________________ _________________
Operating activities
  Net income				    $   4,000	    $  191,800
                                            _________       __________
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization	       99,300	        95,600
      Deferred income tax (benefit)		2,000	    (    9,900)
      Stock-based compensation		        1,000		 4,900
      Changes in operating assets and liabilities:
         Accounts receivable		   (   40,100)	       614,400
         Inventories		           (  315,600)	    (  105,300)
         Prepaid expenses and other current
           assets                              20,000		12,500
         Accounts payable                     112,900	    (  113,300)
         Customer advances		      326,900	       190,000
         Accrued expenses and taxes       (    23,200)	    (   12,400)
                                           __________       __________
       Total adjustments	              183,200	       676,500
                                           __________       __________
       Net cash provided by operating
        activities                            187,200	       868,300
                                           __________       __________
Investing activities:
  Additional consideration for acquisition of
    Altamira Instruments, Inc.			 -	    (  139,900)
  Intangible assets acquired in
    acquisition (Note 3)                   (  260,000)	          -
  Purchase of investment securities,
    available-for-sale			   (    5,500)	    (    6,700)
  Capital expenditures			   (   61,900)	    (   54,900)
  Purchase of intangible assets, other	   (    1,600)	    (    8,600)
                                           ___________      __________
        Net cash used in investing
          activities                       (  329,000)	    (  210,100)
                                           ___________      __________
Financing activities:
 Line of credit proceeds			60,000	          -
 Proceeds from exercise of stock options	 9,600	          -
 Cash dividend declared and paid	    (   59,900)	    (  107,700)
 Principal payments on note payable	    (   12,200)	          -
                                           ___________      __________
	 Net cash used in financing
           activities                       (    2,500)	    (  107,700)
                                           ___________      __________
Net increase (decrease) in cash
 and cash equivalents			    (  144,300)	       550,500

Cash and cash equivalents, beginning of year   907,800         632,700
                                           ___________      __________
Cash and cash equivalents, end of period    $  763,500      $1,183,200
                                           ===========      ==========
Supplemental disclosures:
Cash paid during the period for:
 Income taxes				    $    3,300      $  164,000
Non-cash investing and financing activities (Note 3):
 Fair value of stock issued for acquisition $  400,000	    $     -
 Fair value of note payable issued for
   acquisition                                 230,000	          -
 Fair value of contingent consideration payable
  in connection with acquisition	       128,000	          -

See notes to unaudited condensed consolidated financial statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:	The accompanying unaudited interim condensed consolidated
financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form
10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2011. The results for the three and six months ended
December 31, 2011, are not necessarily an indication of the results for the full fiscal year ending June 30, 2012.

1.	Summary of significant accounting policies:

      Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc. ("Scientific", a Delaware corporation), Altamira Instruments, Inc.("Altamira", a wholly owned subsidiary and Delaware corporation), Scientific Packaging Industries, Inc. (an inactive wholly owned subsidiary and New York corporation) and since October 4, 2011, Scientific Bioprocessing, Inc., ("SBI", a wholly owned subsidiary and Delaware corporation). All are collectively referred to as the "Company". All material intercompany balances and transactions have been eliminated.

2.	New Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company is currently evaluating the impact of the future adoption of ASU 2011-08 on its consolidated financial statements.

In June 2011, the FASB "ASU" No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU No. 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity and requires the Company report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company has not adopted the standard yet and does not expect that the adoption of ASU 2011-05 will have an impact on its consolidated results of operations, financial condition or cash flows as it only requires a change in the format of our current presentation.

3.    Acquisition:

On November 14, 2011, the Company through SBI acquired substantially all of the assets of a privately owned company consisting principally of a license and sublicenses under patents held by the University of Maryland, Baltimore County ("UMBC") with respect to the design, development and production of bioprocessing methods, systems and products. The acquisition was pursuant to an asset purchase agreement ("APA") whereby the Company paid to the seller $260,000 in cash, issued 135,135 shares of Common Stock valued at $400,000, issued to UMBC a $230,000 36-month note payable, and agreed to make additional cash payments equal to 30% of net royalties received under the acquired license and sublicenses, estimated at a present value of $128,000 on the date of acquisition. The seller maintained that audited financial statements could not be provided in connection with the acquisition. The inability to include the related audited financial statements as required by the Securities Exchange Act of 1934 in the related Current Report on Form 8-K filing will result in the inability of the Company to register securities offerings with respect to the Company's securities during the one year period ending November 2012.


SBI's revenues and profits, if any, are be derived from royalties received by SBI under the various sublicense agreements, and revenues from sales of certain new products being developed under its existing license. University, government, and industrial laboratories working primarily in the biotechnology industry worldwide are its targeted customers.

Management of the Company allocated the purchase price based on its valuation of the assets acquired, all of which are intangible, as follows:

Technology, trademarks, and in-process
  research & development ("IPR&D")		$  500,000
Sublicense agreements				   294,000
Engineering drawings and software 		    64,000
Non-competition agreements			    18,000
Goodwill*					   142,000
                                                __________
Total	Purchase Price				$1,018,000
                                                ==========
*See Note 9, "Goodwill and Other Intangible Assets".

The amounts allocated to Technology, Trademarks, and IPR&D and Sublicense Agreements are deemed to have a useful life of 10 years, to the remaining intangible assets of 5 years, all of which are being amortized on a straight-line basis, except for goodwill.

In connection with the acquisition, SBI entered into a research and development agreement providing for the seller to perform services with respect to the research and development of bioprocessing methods, systems, and products pursuant to programs set forth in the Agreement. The services are to be performed under the supervision of the designated officer of seller or a qualified replacement. The developer is to receive a fee of $14,000 per month with SBI to bear all related expenses. The agreement is for a two year term with SBI having three one-year extension options. SBI has the right to terminate the agreement in the event of a failure to achieve the designated product development terms set forth in the agreement.

The Company reflected the financial results of SBI in its consolidated financial statements from the date of acquisition which consisted primarily of research and development expenses and amortization expenses.

Pro forma results
_________________

The unaudited pro forma condensed financial information in the table below summarizes the combined results of operations of Scientific, Altamira and SBI on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented, giving effect to SBI's acquisition of assets in November 2011. The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the commencement of the period presented. In addition, the seller was unable to provide audited historical financial statements and therefore the information presented is based on management's best judgment using the unaudited financial information provided and the effects of the acquisition including amortization and interest expenses excluding acquisition related costs incurred of $38,600 and $70,000 for the three and six month periods ended December 31, 2011:


			For the Three Month	For the Six Month
			Periods Ended		Periods Ended
			December 31,            December 31,
                        ______________________  ______________________
			    2011        2010        2011       2010
                        __________  __________  __________  __________

Net sales		$1,235,100  $2,069,000  $2,813,500  $3,361,900

Net income (loss)	($  40,700) $  157,900  $    6,300  $  122,800

Net income (loss)
  per share - basic	   ($.03)	$.12	     $.00       $.09

Net income (loss)
  per share - diluted      ($.03)       $.12         $.00	$.09

4.	Segment Information and Concentrations:

The Company views its operations as three segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors ("Benchtop Laboratory Equipment"), the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies sold on a direct basis ("Catalyst Research Instruments") and the marketing and production of bioprocessing systems for laboratory research in the biotechnology industry sold directly to customers and through distributors ("Bioprocessing Systems").

Segment information is reported as follows:


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended December 31, 2011:

Net Sales     $1,108,500  $   89,100  $     -    $      -     $1,197,600
Foreign Sales    755,100     112,000        -	        -	 867,100
Profit(Loss)     105,200  (  117,800) (   32,300)  (  33,600) (   78,500)
Assets         2,467,600   1,375,700      866,600  1,481,800   6,191,700
Long-Lived Asset
  Expenditures     4,500       2,800      876,000       -        883,300
Depreciation and
  Amortization    12,300      27,800       12,000       -         52,100

                Benchtop    Catalyst     Bio-       Corporate
                Laboratory  Research     processing and       Conso-
                Equipment   Instruments  Systems    Other     lidated
                __________  ___________  __________ _________ __________
Three months ended December 31, 2010:

Net Sales    $1,244,900   $  786,600  $     -	   $    -     $2,031,500
Foreign Sales	705,600      518,600        -	        -      1,224,200
Profit (Loss)   247,400	      43,300  	    -	  (   18,100)    272,600
Assets	      2,305,400    1,611,700  	    -	   1,306,800   5,223,900
Long-Lived Asset
   Expenditures  34,300       20,700        -		-         55,000
Depreciation and
   Amortization  14,800       33,500        -	        -         48,300

Approximately 63% and 70% of net sales of benchtop laboratory equipment (59% and 61% of total net sales) for the three month periods ended December 31, 2011 and 2010, respectively, were derived from that segment's main product, the Vortex-Genie 2(r) mixer, excluding accessories.

Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 26% and 36% of the segment's net sales (24% and 22% of total net sales) for the three month periods ended December 31, 2011 and 2010, respectively.

Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales to one customer during the three month period ended December 31, 2011 and to four other customers during the three month period ended December 31, 2010 accounted respectively for 73% and 67% of the segment's net sales (25% and 26% of total net sales).


                Benchtop    Catalyst     Bio-       Corporate
                Laboratory  Research     processing and       Conso-
                Equipment   Instruments  Systems    Other     lidated
                __________  ___________  __________ _________ __________
Six months ended December 31, 2011:

Net Sales      $2,183,600  $  554,900  $    -     $    -    $2,738,500
Foreign Sales	1,363,700     121,100       -	       -     1,484,800
Profit(Loss)      272,400  (  176,400) (  32,300) (  58,200)     5,500
Assets	        2,467,600   1,375,700    866,600  1,481,800  6,191,700
Long-Lived Asset
   Expenditures	   14,000      49,500    876,000       -       939,500
Depreciation and
   Amortization    24,300      63,000     12,000       -        99,300






                Benchtop    Catalyst     Bio-       Corporate
                Laboratory  Research     processing and       Conso-
                Equipment   Instruments  Systems    Other     lidated
                __________  ___________  __________ _________ __________
Six months ended December 31, 2010:

Net Sales      $2,267,000  $1,019,900  $    -	  $   -	     $3,286,900
Foreign Sales	1,226,100     544,600       -         -       1,770,700
Profit (Loss)     379,600  (   87,700)      -   (   16,100)     275,800
Assets          2,305,400   1,611,700       -	 1,306,800    5,223,900
Long-Lived Asset
   Expenditures    41,000      22,500       -	      -		 63,500
Depreciation and
   Amortization    28,600      67,000       -	      -	         95,600

Approximately 63% and 68% of net sales of benchtop laboratory equipment (50% and 47% of total net sales) for the six month periods ended
December 31, 2011 and 2010, respectively, were derived from that segment's main product, the Vortex-Genie 2(r) mixer, excluding accessories.

Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 23% and 32% of the segment's net sales respectively, and 19% and 22% of total net sales for the six month periods ended December 31, 2011 and 2010, respectively.



Sales of catalyst research instruments to four different customers, accounted respectively for approximately 88% and 43% of that segment=s net sales (18% and 13% of total net sales) for the six month period ended December 31, 2011 and 2010, respectively.

The Company's foreign sales are principally made to customers in Europe and Asia.

5.	Fair Value of Financial Instruments:

The Financial Accounting Standards Board (AFASB@) defines the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

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

The following tables set forth by level within the fair value hierarchy the Company=s financial assets that were accounted for at fair value on a recurring basis at December 31, 2011 and June 30, 2011 according to the valuation techniques the Company used to determine their fair values:

                                    Fair Value Measurements Using Inputs
                                                Considered as

                             Fair Value at
                          December 31, 2011  Level 1   Level 2  Level 3
                          _________________ __________ _______  _______
Cash and cash equivalent      $  763,500    $  763,500  $  -     $  -
Available for sale securities    700,900       700,900     -        -
                              __________    __________  _______  ______
Total			      $1,464,400    $1,464,400  $  -     $  -
                              ==========    ==========  =======  ======

                                   Fair Value Measurements Using Inputs
                                                Considered as
                            Fair Value at
                            June 30, 2011  Level 1    Level 2  Level 3
                          _______________  __________ _______  _______

Cash and cash equivalents     $  907,800   $  907,800  $  -     $  -
Available for sale securities    693,400      693,400     -        -
                              __________   __________  _______  ______
Total			      $1,601,200   $1,601,200  $  -     $  -
                             ===========   ==========  =======  ======



Investments in marketable securities classified as available-for-sale by security type at December 31, 2011 and June 30, 2011 consisted of the following:
                                                        Unrealized
                                           Fair	       Holding Gain
                            Cost  	   Value  	  (Loss)
                        _________       _________     _____________
At December 31, 2011
   Available for sale:
   Equity securities    $   7,800	$  15,300     $     7,500
   Mutual funds		  713,200	  685,600	  (27,600)
                        _________       _________     ____________
                        $ 721,000	$ 700,900     $   (20,100)
                        =========       =========     ============

                                                        Unrealized
                                           Fair	       Holding Gain
                            Cost  	   Value  	  (Loss)
                        _________       _________     _____________
At June 30, 2011:
   Available for sale:
   Equity securities	$   7,800	$  13,300     $     5,500
   Mutual funds		  707,100	  680,100	  (27,000)
                        _________       _________     ____________
                        $ 714,900	$ 693,400     $   (21,500)
                        =========       =========     ============
6.  Inventories:

Inventories for financial statement purposes are based on perpetual inventory records at December 31, 2011 and based on a physical count as of June 30, 2011. Components of inventory are as follows:

	                     December 31,  		June 30,
                                2011   		         2011
                            __________                __________

	Raw Materials         $1,139,900	      $1,051,300
	Work in process          613,900    		 408,200
	Finished Goods           201,600		 180,300
                            __________                __________
	                      $1,955,400	      $1,639,800
                            ==========                ==========

7.  Earnings (loss) per common share:

Basic earnings (loss) per common share are computed by dividing net income (loss)) by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

       Earnings (loss) per common share was computed as follows:

                         For the Three Month	 For the Six Month
                         Periods Ended		 Periods Ended
                         December 31,            December 31,
                         ______________________  ______________________
    			    2011        2010  	     2011       2010
                         ___________ __________  __________  __________

Net income (loss)        ($  55,300) $  189,600  $    4,000  $  191,800
                         =========== ==========  ==========  ==========
Weighted average common
 shares outstanding       1,265,613   1,196,577   1,231,095   1,196,577
Effect of dilutive
 securities                    -         17,308      14,873      16,360
                          _________   _________   _________   _________
Weighted average dilutive
common shares outstanding 1,265,613   1,213,885   1,245,968   1,212,937
                          =========   =========   =========   =========
Basic earnings (loss) per
common share		  ($  .04)    $   .16	  $   .00     $   .16
                          ========    =======     ========    =======
Diluted earnings (loss) per
common share 		  ($  .04)    $   .16	  $   .00     $   .16
                          ========    =======     ========    =======

Approximately 2,000 and 1,500 shares of the Company=s Common Stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the six month periods ended December 31, 2011 and 2010, respectively, and 1,500 were excluded from the computation for the three month period ended December 31, 2010 because the effect would be anti-dilutive. Approximately 57,000 shares were excluded from the computation for the three month period ended December 31, 2011 because it would be anti-dilutive due to the loss for the period.

8.  Comprehensive Income (Loss):

The FASB established standards for disclosure of comprehensive income or loss, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gains or losses on securities.) The Company=s only source of other comprehensive income is the net unrealized gain or loss on investment securities. The components of comprehensive income (loss) were as follows:


  	                    For the Three Month     For the Six Month
                            Periods Ended	    Periods Ended
                            December 31,       	    December 31,
    			      2011        2010 	      2011     2010
                            __________  ________    _______  ________

Net Income (Loss)           ($ 55,300)  $189,600    $ 4,000  $191,800
                            __________  ________    _______  ________
Other comprehensive income(loss):
 Unrealized holding gain
 (loss) arising during
  period, net of tax		2,300  (   7,700)     1,400     2,700
                            __________ _________    _______  ________
Comprehensive income (loss) ($ 53,000)  $181,900    $ 5,400  $194,500
                            ========== =========    =======  ========

9. Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $589,900 and $447,900 as of December 31, 2011 and June 30, 2011, respectively, of which $142,000 relates to the newly acquired assets of SBI as of December 31, 2011 and $447,900 relates to the acquisition of Altamira as of the end of both periods.

 The components of other intangible assets are as follows:

			 Useful               Accumulated
			 Lives       Cost     Amortization      Net
                         _________  _________ ____________  _________
 At December 31, 2011:

 Technology, trademarks  5/10 yrs. $  864,000 $  307,800    $ 556,200
 Customer relationships   10 yrs.     237,000 	 188,600       48,400
 Sublicense agreements    10 yrs.     294,000      3,700      290,300
 Non-compete agreements    5 yrs.     120,000    102,500       17,500
 Other intangible assets   5 yrs.     140,600    124,400       16,200
                                   __________ __________    _________
				   $1,655,600 $  727,000    $ 928,600
                                   ========== ==========    =========


			  Useful               Accumulated
			  Lives       Cost     Amortization      Net
                         _________  _________   ____________  _________
 At June 30, 2011:

 Technology, trademarks	   5 yrs.  $  300,000 $  275,000    $  25,000
 Customer relationships   10 yrs.     237,000 	 177,200       59,800
 Non-compete agreement     5 yrs.     102,000     93,500        8,500
 Other intangible assets   5 yrs.     139,000    120,000       19,000
                                   __________ __________    __ ______
				   $  778,000 $  665,700    $ 112,300
                                   ========== ==========    =========

Total amortization expense was $33,000 and $29,000 for the three months ended December 31, 2011 and 2010, respectively and $61,300 and $58,400 for the six months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, estimated future amortization expense related to intangible assets is $57,100 for the remainder of the fiscal year ending June 30, 2012, $111,600 for fiscal 2013, $107,800 for fiscal 2014,
$104,200 for fiscal 2015, $108,900 for fiscal 2016, and $439,000 thereafter.


10.  Loan Payable, Bank

The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A.(the "Bank"), providing for maximum borrowings of up to $700,000, bearing interest at 3.08 percentage points above a defined LIBOR
Index, (3.36% at December 31, 2011) and secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 13, 2013 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the related note evidencing the borrowing. As of December 31, 2011, $60,000 was outstanding under the line. No amounts were outstanding at June 30, 2011.

11. Notes Payable

In conjunction with the acquisition described in footnote number 3, the Company issued a $230,000 promissory note bearing interest at 3.25% payable in 36 equal monthly installments of $6,700 with the last payment due October 2014. As of December 31, 2011 the current and long-term portions of the note were $74,600 and $143,200, respectively.

	SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management=s Discussion and Analysis or Plan of Operations

Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, impact of competition, the ability to reach final agreements, the ability to finance and produce catalyst research instruments to customers' satisfaction, the ability to develop, protect and market technological improvements in bioprocessing, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
_______________________________


Cash and cash equivalents decreased by $144,300 to $763,500 as of December 31, 2011 from $907,800 as of June 30, 2011.

Net cash provided by operating activities was $187,200 for the six months ended December 31, 2011 as compared to $868,300 for the comparable six month period in 2010, due mainly to higher inventory balances, and lower income generated during the current six month period, partially offset by advances from customers of Altamira with respect to their orders and an increase in accounts payable. Cash used in investing activities was $329,000 for the six month period ended December 31, 2011 compared to $210,100 for the six month period ended December 31, 2010, the increase primarily due to the acquisition by SBI of intangible assets. Cash used in financing activities was $2,500 for the six month period ended December
31, 2011 compared to $107,700 for the six month period ended December 31, 2010 due to a $.04 per share lower dividend declared and paid this year and borrowings under the bank's line of credit.

On September 13, 2011, the Board of Directors of the Company declared a cash dividend of $.05 per share of Common Stock which was paid on November 18, 2011 to holders of record as of the close of business on September 26, 2011 as compared to $.09 per share paid in the prior fiscal year period.

The Company's working capital decreased by $352,000 to $3,372,000 as of December 31, 2011 from working capital of $3,724,000 at June 30, 2011, mainly due to the asset purchase acquisition by SBI.

Management believes that the Company will be able to meet its cash flow needs for the next 12 months from its available financial resources, including its cash and cash equivalents, the line of credit and investment securities.

Results of Operations
_____________________

Financial Overview
__________________

The Company recorded a loss before income tax benefit of $78,500 for the three month period ended December 31, 2011 compared to income before income taxes of $272,600 for the comparative period last year, primarily as a result of lower income for the Benchtop Laboratory Equipment and the losses for the Catalyst Research Instruments operations and the new Bioprocessing Systems Operations. For the comparable six month period ended December 31, 2011 and December 31, 2010, income before income taxes was significantly lower - $5,500 compared to $275,800, also primarily due to lower income for the Benchtop Laboratory Equipment Operations, increased loss for the Catalyst Research Instruments Operations and the loss for the new Bioprocessing Systems Operations.

As previously reported, during the three month period ended December 31, 2011, the Company acquired substantially all the assets, consisting principally of licenses and sublicenses of a privately held company with respect to bioprocessing products and systems under patents held by UMBC, and consequently, the results for the quarter reflect the expenses incurred to complete the acquisition and expenses related to that business segment, mostly in the form of research and development and amortization related to the newly acquired intangible assets. No representation can be made that the new operation will produce material revenues to at least offset the related expenses to be incurred.

The Three Months Ended December 31, 2011 Compared With the Three Months Ended December 31, 2010
_______________________________________________________________________

Net sales for the three months ended December 31, 2011 decreased by $833,900 (41.0%) to $1,197,600 from $2,031,500 for the three months ended December 31, 2010 as a result of decreases of $697,500 in catalyst research instrument sales and $136,400 in laboratory equipment sales, the latter principally from decreased orders from U.S. customers. Sales of the benchtop laboratory equipment products generally are pursuant to many small purchase orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The bioprocessing systems operation did not generate any sales revenue during the period. The backlog of orders for catalyst research instruments was $995,000 as of December
31, 2011, all of which are anticipated to be delivered by fiscal year end; the back log as of December 31, 2010 was $283,000.

The gross profit percentage for the three months ended December 31, 2011 decreased to 40.9% compared to 42.8% due to higher material costs and engineering costs incurred for benchtop laboratory equipment product improvements.

General and administrative ("G&A") expenses for the three month comparative periods ended December 31, 2011 and December 31, 2010 increased by $24,800 (8.0%) to $335,100 from $310,300 primarily as a result of expenses related to the asset acquisition.

Selling expenses for the three months ended December 31, 2011 decreased $42,800 (21.1%) to $160,100 from $202,900 for the three months ended
December 31, 2010, primarily the result of lower commissions for the Catalyst Research Instruments Operations due to lower sales.

Research and development expenses for the three months ended December 31, 2011 decreased $11,200 (12.5%) to $78,700 from $89,900 for the three months ended December 31, 2010, primarily the result of a reduction in new product development activity by the both Company's Benchtop
Laboratory Equipment and Catalyst Research Instrument Operations.

Interest and other income net for the three months ended December 31, 2011 decreased $1,400 to $5,000 from $6,400 for the three months ended December 31, 2010 due to lower cash balances and interest rates.

As a result of the loss for the three months ended December 31, 2011, the Company recorded an income tax benefit of $23,200 compared to income tax expense of $83,000 for the three months ended December 31, 2010.

As a result of the foregoing, the net loss for the three months ended December 31, 2011 was $55,300, compared to net income of $189,600 for the three months ended December 31, 2010.



The Six Months Ended December 31, 2011 Compared With the Six Months Ended December 31, 2010
___________________________________________________________________


Net sales for the six months ended December 31, 2011 decreased by $548,400 (16.7%) to $2,738,500 compared to $3,286,900 for the six months ended December 31, 2010, due to decreases of $465,000 in catalyst research instrument sales and $83,400 in benchtop laboratory equipment sales, the latter reflecting for the segment a decrease in orders from U.S. customers, which were partially offset by an increase in foreign sales. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $995,000 as of December 31, 2011, all of which are anticipated to be delivered by fiscal year end; the backlog as of December 31, 2010 was $283,000.

The gross profit percentage for the six months ended December 31, 2011 decreased to 40.0% compared to 41.9% due to higher material costs and engineering costs incurred for benchtop laboratory equipment product improvements.

G&A expenses increased by $29,100 (4.9%) to $626,100 for the six months ended December 31, 2011 from $597,000 for the comparable period last year, primarily the result of expenses related to the asset acquisition by SBI. Selling expenses for the six months ended December 31, 2011 increased slightly by $5,700 (1.7%) to $349,000 from $343,300 for the six months ended December 31, 2010. The Benchtop Laboratory Equipment Operations incurred higher selling expenses due to its new European sales consultant, which was partially offset by the reduction in sales commissions incurred by the Catalyst Research Instruments Operations.

Research and development expenses for the six months ended December 31, 2011 decreased $51,900 (29.3%) to $125,500 compared to $177,400 for the six months ended December 31, 2010, due to reduced new product development activity by the Company's Benchtop Laboratory Equipment and Catalyst Research Instruments Operations.

Interest and other income, net for the six month period ended December 31, 2011 decreased by $3,800 to $11,800 from $15,600 for the six month period ended December 31, 2010, mainly due to lower cash balances and lower interest rates.

Income tax expense for the six month period ended December 31, 2011 of $1,500 compared to $84,000 for the comparable period of the prior fiscal year reflects the substantially lower income.

As a result of the foregoing, net income for the six months ended
December 31, 2011 was $4,000 compared to $191,800 for the six months ended December 31, 2010.



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



Part II B OTHER INFORMATION


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

		        Report dated September 14, 2011, related to cash dividend declaration.

		        Reports dated November 17, 2011, and November 21, 2011 related to the recent asset acquisition by Scientific Bioprocessing, Inc.

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

Date: February 14, 2012