Form 10-Q
period 2012-03-31
SCIENTIFIC INDUSTRIES INC
filed 2012-05-15
CIK 87802

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	        Washington, D.C. 20549

	                FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2012

______TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to________

Commission File Number: 0-6658

                   SCIENTIFIC INDUSTRIES, INC.
__________________________________________________________________
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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), other than Form 8-K Reports, and (2) has been subject to such filing requirements for the
past 90 days.   Yes [X]    No [ ],except for a Form 8-K Report related
to a recent acquisition.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer_________ 	Accelerated Filer____________

Non-accelerated filer __________	Smaller reporting company  X
(Do not check if a smaller reporting company)                    _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                       Yes    X  No
                                                  _____     _____

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of April 27, 2012 was 1,335,712 shares.

                                 TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION


ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


                                                                    Page

                                                                    ____

Condensed Consolidated Balance Sheets				      1


Unaudited Condensed Consolidated Statements of Operations             2

Unaudited Condensed Consolidated Statements of Comprehensive
 Income (Loss)                                                        3

Unaudited Condensed Consolidated Statements of Cash Flows             4


Notes to Condensed Consolidated Financial Statements                  5

ITEM 2	MANAGEMENT=S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS   14

ITEM 4	CONTROLS AND PROCEDURES                                      17

PART II -  OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K                             17

SIGNATURE                                                            18

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                           March 31,        June 30,
                                               2012            2011
                                           __________     __________
Current Assets:		                  (Unaudited)
  Cash and cash equivalents		   $  552,200     $  907,800
  Investment securities			      713,900	     693,400
  Trade accounts receivable, net	      569,000	     620,000
  Inventories				    2,132,400	   1,639,800
  Prepaid expenses and other current assets   156,700	     197,700
  Deferred taxes			       74,800	      77,700
                                           __________     __________
           Total current assets		    4,199,000	   4,136,400

Property and equipment at cost, net	      187,100	     175,100

Intangible assets, net  		      905,600	     112,300

Goodwill				      589,900	     447,900

Other assets            		       25,700	      25,700

Deferred taxes				      113,900	     115,800
                                           __________     __________
           Total assets                    $6,021,200	  $5,013,200
                                           ==========     ==========
	LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable			   $  151,600	  $  128,100
  Customer advances			      307,100	        -
  Notes payable, current		       75,200	        -
  Accrued expenses and taxes		      309,200	     284,300
                                           __________     __________
 	   Total current liabilities	      843,100	     412,400

Contingent consideration payable	       92,900	        -

Notes payable, long-term		      124,200	        -
                                           __________     __________
           Total liabilities		    1,060,200	     412,400
                                           __________     __________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,355,514 and 1,216,379 issued and outstanding at
    March 31, 2012 and June 30, 2011           67,800	      60,800
  Additional paid-in capital                1,966,900	   1,558,500
  Accumulated other comprehensive loss    (    12,600)	  (   21,500)
  Retained earnings                         2,991,300	   3,055,400
                                          ___________     __________
                                            5,013,400	   4,653,200
  Less common stock held in treasury, at cost,
   19,802 shares                               52,400	      52,400
                                          ___________     __________
           Total shareholders' equity       4,961,000	   4,600,800
                                          ___________     __________
           Total liabilities and
             Shareholders' equity          $6,021,200	  $5,013,200
                                          ===========     ==========

See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                         For the Three Month     For the Nine Month
                         Periods Ended	         Periods Ended
                         March 31,               March 31,
                         ______________________  ______________________
                            2012        2011       2012         2011
                         ______________________  ______________________
Net sales                $1,519,500  $1,460,300  $4,258,000  $4,747,200
Cost of goods sold          920,500     863,500   2,564,700   2,772,500
                         __________  __________  __________  __________
Gross profit                599,000     596,800   1,693,300   1,974,700
                         __________  __________  __________  __________
Operating Expenses:
 General & administrative   318,900     282,800     945,000     879,800
 Selling                    170,800     159,000     519,800     502,300
 Research & development     125,000      90,300     250,500     267,700
                         __________  __________  __________  __________
                            614,700     532,100   1,715,300   1,649,800
                         __________  __________  __________  __________
Income (loss)
 from operations        (    15,700)	 64,700 (   22,000)     324,900

Interest & other
 income, net		      4,300       9,800     16,100       25,400
                         __________  __________  __________  __________
Income (loss)
 before income taxes	 (   11,400)     74,500 (    5,900)     350,300
                         __________  __________  __________  __________
Income tax expense (benefit):
  Current	         (    2,900)     19,300 (    3,400)     113,100
  Deferred	         (      300) (    5,000)     1,700   (   14,800)
                         __________  __________  __________  __________
                         (    3,200)     14,300 (    1,700)      98,300
                         __________  __________  __________  __________
Net income (loss)        ($   8,200)  $  60,200 ($   4,200)  $  252,000
                         ==========  ==========  ==========  ==========

Basic earnings (loss) per common
 share			 ($  .01)     $  .05	 $ .00	     $ .21

Diluted earnings (loss) per common
 share  		 ($  .01)     $  .05	 $ .00	     $ .21

Cash dividends declared
 per common share	 $   -	      $   -	 $ .05	     $ .09



   See notes to unaudited condensed consolidated financial statements

                 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                         For the Three Month     For the Nine Month
                         Periods Ended	         Periods Ended
                         March 31,               March 31,
                         _______________________  ____________________
                             2012        2011        2012       2011
                         _______________________  ____________________
Net income (loss)            ($ 8,200)  $ 60,200  ($ 4,200) $  252,000

Other comprehensive income:
 Unrealized holding gain
 arising during period,
 net of tax                     7,500      2,300     8,900       5,000
                             _________  ________  ________  __________
Comprehensive income (loss)  ($   700)  $ 62,500  $  4,700  $  257,000
                             =========  ========  ========  ==========





 See notes to unaudited condensed consolidated financial statements

            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 	  For the Nine Month Periods Ended
                                            March 31, 2012  March 31, 2011
                                            _______________ ______________
Operating activities:
  Net income (loss)			        ($   4,200)  $  252,000
                                                ___________  __________
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation and amortization		   141,600      142,200
      Deferred income tax (benefit)		     1,700   (   14,800)
      Stock-based compensation			     5,700	 20,800
      Changes in operating assets and liabilities:
         Accounts receivable			    51,000      871,100
         Inventories			        (  492,600)  (   94,600)
         Prepaid expenses and other current assets  41,000   (   39,300)
         Accounts payable                           23,500   (  114,300)
         Customer advances		           307,100         -
         Accrued expenses and taxes          	     5,900   (  148,200)
                                                __________   ___________
      Total adjustments	        	            84,900      622,900
                                                __________   ___________
      Net cash provided by operating activities	    80,700      874,900
                                                __________   ___________
Investing activities:
  Additional consideration for acquisition of
    Altamira Instruments, Inc.			      -	     (  182,600)
  Intangible assets acquired in
    acquisition (Note3)                         (  260,000)        -
  Purchase of investment securities,
    available-for-sale				(    8,300)  (   11,100)
  Capital expenditures				(   66,100)  (   61,500)
  Purchase of intangible assets, other		(    4,900)  (    8,800)
                                               ___________  ___________
       Net cash used in investing activities	(  339,300)  (  264,000)
                                               ___________  ___________
Financing activities:
 Line of credit proceeds			    60,000         -
 Line of credit repayments		        (   60,000)        -
 Payments of contingent consideration		(   16,100)        -
 Proceeds from exercise of stock options	     9,600	   -
 Cash dividend declared and paid		(   59,900)  (  107,700)
 Principal payments on note payable		(   30,600)        -
                                               ___________  ___________
	 Net cash used in financing activities	(   97,000)  (  107,700)
                                               ___________  ___________
Net increase (decrease) in cash
 and cash equivalents				(  355,600)     503,200

Cash and cash equivalents, beginning of year	   907,800      632,700
                                               ___________  ___________
Cash and cash equivalents, end of period        $  552,200  $ 1,135,900
                                               ===========  ===========
Supplemental disclosures:
Cash paid during the period for:
 Income taxes				 	$    3,300  $   298,400
Non-cash investing and financing activities (Note3):
 Fair value of stock issued for acquisition	$  400,000  $      -
 Fair value of note payable issued for acquisition 230,000         -
 Fair value of contingent consideration payable
  in connection with acquisition		   128,000	   -


   See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2011. The results for the three and nine months ended March 31, 2012, are not necessarily an indication of the results for the full fiscal year ending June 30, 2012.

1.	Summary of significant accounting policies:

     Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc. ("Scientific", a Delaware corporation), Altamira Instruments, Inc.("Altamira", a wholly owned subsidiary and Delaware corporation), Scientific Packaging Industries, Inc. (an inactive wholly owned subsidiary and New York corporation) and since October 4, 2011, Scientific Bioprocessing, Inc., ("SBI"), a wholly owned subsidiary and Delaware corporation). All are collectively referred to as the "Company". All material intercompany balances and transactions have been eliminated.

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



In June 2011, the FASB issued "ASU" No. 2011-05, "Comprehensive Income
(ASC Topic 220): Presentation of Comprehensive Income," ("ASU No. 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity and requires the Company report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted the standard during the periods ended March 31, 2012.

3.     Acquisition:

On November 14, 2011, the Company through SBI acquired substantially all of the assets of a privately owned company consisting principally of a license and sublicenses under patents held by the University of Maryland, Baltimore County ("UMBC") with respect to the design, development and production of bioprocessing methods, systems and products. The acquisition was pursuant to an asset purchase agreement("APA") whereby the Company paid to the seller $260,000 in cash, issued 135,135 shares of Common Stock valued at $400,000, issued to UMBC a $230,000 36-month note payable, and agreed to make additional cash payments equal to 30% of net royalties received under the acquired license and sublicenses, estimated at a present value of $128,000 on the date of acquisition. The seller maintained that audited financial statements could not be provided in connection with the acquisition. The inability to include the related audited financial statements as required by the Securities Exchange Act of 1934 in the related Current Report on Form 8-K filing resulted in the inability of the Company to register under the Securities Act of 1933, as amended, offerings of the Company's securities during the one year period ending November 2012.

SBI's revenues and profits (if any) are derived from royalties received by SBI under the various sublicense agreements, and revenues from sales of certain products being developed under its existing license. University, government, and industrial laboratories working primarily in the biotechnology industry worldwide are its targeted customers.

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
                                                        ==========

        *See Note 8, "Goodwill and Other Intangible Assets".

The amounts allocated to Technology, Trademarks, and IPR&D and Sublicense Agreements are deemed to have a useful life of 10 years, and to the remaining intangible assets to have a useful life of 5 years, all of which are being amortized on a straight-line basis, except for goodwill.

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

       Pro forma results

The unaudited pro forma condensed consolidated financial information in the table below summarizes the consolidated results of operations of Scientific, Altamira and SBI on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented, giving effect to SBI's acquisition of assets in November 2011. The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the commencement of the period presented. In addition, the seller was unable to provide audited historical financial statements and therefore the information presented is based on management's best judgment using the unaudited financial information provided and the effects of the acquisition including amortization and interest expenses excluding total acquisition related costs incurred of $78,500 for the nine month period ended March 31, 2012:


			For the Three Month For the Nine Month
			Period Ended        Periods Ended
			March 31,           March 31,
                        ___________________ ______________________
			    2011              2012       2011
                        ___________________ ______________________
  Net sales	        $1,497,800  	    $4,333,000  $4,859,700

  Net income (loss)	$   22,000         ($   12,900) $  161,000

  Net income (loss)
    per share - basic	     $.02               ($.01)       $.12

  Net income (loss)
     per share - diluted     $.02	        ($.01)       $.12

4.	Segment Information and Concentrations:

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

       Segment information is reported as follows:


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended March 31, 2012:

 Net Sales     $1,025,300  $  418,300   $   75,900  $    -    $1,519,500
 Foreign Sales	  613,900     405,900        3,600	 -     1,023,400
 Profit(Loss)      85,000  (   76,000) (    16,300)(   4,100) (   11,400)
 Assets     	2,446,300   1,239,700      842,700 1,492,500   6,021,200
 Long-Lived Asset
    Expenditures    7,500        -            -         -          7,500
 Depreciation and
    Amortization   12,500       5,900       24,000      -         42,400





               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended March 31, 2011:

 Net Sales     $1,164,900  $  295,400   $    -     $    -    $1,460,300
 Foreign Sales	  720,800     201,400        - 	        -	922,200
 Profit(Loss)     138,900 (    74,200)       -         9,800     74,500
 Assets     	2,313,900   1,300,400        -     1,318,400  4,932,700
 Long-Lived Asset
    Expenditures    5,800         800        -          -         6,600
 Depreciation and
    Amortization   13,800      32,800        -          -        46,600


Approximately 62% and 70% of net sales of benchtop laboratory equipment for the three month periods ended March 31, 2012 and 2011, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Two benchtop laboratory equipment customers accounted for approximately 27% and 23% of the segment's net sales,(42% and 19% of total net sales) for the three month periods ended March 31, 2012 and 2011, respectively.

Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales to two customers in the three months ended March 31, 2012 and two different customers in the three months ended March 31, 2011, accounted respectively for 92% and 93% of the segment's net sales (25% and 19% of total net sales) for the respective periods.

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Nine months ended March 31, 2012:

 Net Sales     $3,208,900  $  973,200   $   75,900 $    -     $4,258,000
 Foreign Sales	1,977,700      27,000        3,600      -      2,508,300
 Profit(Loss)     357,400  (  252,400) (    48,600) ( 62,300) (    5,900)
 Assets     	2,446,300   1,239,700      842,700 1,492,500   6,021,200
 Long-Lived Asset
    Expenditures   21,500      49,500      876,000      -        947,000
 Depreciation and
    Amortization   36,700      68,900       36,000      -        141,600





               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Nine months ended March 31, 2011:

 Net Sales     $3,431,900  $1,315,300   $     -    $    -    $4,747,200
 Foreign Sales	1,946,300     746,000         - 	-     2,692,300
 Profit(Loss)     486,800  (  161,900)        -       25,400    350,300
 Assets     	2,313,900   1,300,400         -    1,318,400  4,932,700
 Long-Lived Asset
    Expenditures   38,100      23,400         -         -        61,500
 Depreciation and
    Amortization   42,600      99,600         -         -       142,200


Approximately 63% and 69% of net sales of benchtop laboratory equipment for the nine month periods ended March 31, 2012 and 2011, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Two benchtop laboratory equipment customers, accounted for approximately 26% and 29% of the segment's net sales (20% and 21% of total net sales) for the nine month periods ended March 31, 2012 and 2011, respectively.

Sales of catalyst research instruments to three customers in the nine months ended March 31, 2012 and to three other customers in the nine months ended March 31, 2011 accounted for approximately 65% and 43% of that segment's net sales (15% and 12% of total net sales) for the respective nine month periods.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2012 and June 30, 2011 according to the valuation techniques the Company used to determine their fair values:

                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                          Fair Value at
                          March 31, 2012     Level 1    Level 2  Level 3
                          _________________  __________ _______  _______


Cash and cash equivalents	$  552,200  $  552,200  $  -     $  -
Available for sale securities      713,900     713,900     -        -
                                __________  __________  _______  _______
Total			        $1,266,100  $1,266,100  $  -     $  -
                                ==========  ==========  =======  =======
Liabilities:

Contingent consideration        $  111,900  $    -      $  -   	 $111,900
                                ==========  ==========  =======  ========

                                      Fair Value Measurements Using Inputs
                                                  Considered as

Assets:
                          Fair Value at
                          JUne 30, 2011      Level 1    Level 2  Level 3
                          _________________  __________ _______  _______

Cash and cash equivalents	$  907,800  $  907,800  $  -     $  -
Available for sale securities      693,400     693,400     -        -
                                __________  __________  _______  _______
Total			        $1,601,200  $1,601,200  $  -     $  -
                                ==========  ==========  =======  =======
Liabilities:

Contingent consideration        $     -     $    -      $  -   	 $  -
                                ==========  ==========  =======  =======



Investments in marketable securities classified as available-for-sale by security type at March 31, 2012 and June 30, 2011 consisted of the following:
                                                        Unrealized
                                           Fair	       Holding Gain
                            Cost  	   Value  	  (Loss)
                        _________       _________     _____________
At March 31, 2012:
   Available for sale:
   Equity securities	$   7,800	$  16,600     $    8,800
   Mutual funds		  718,700	  697,300	 (21,400)
                        _________       _________     ___________
                        $ 726,500	$ 713,900     $  (12,600)
                        =========       =========     ===========

At June 30, 2011:
   Available for sale:
   Equity securities	$   7,800	$  13,300     $     5,500
   Mutual funds		  707,100	  680,100	  (27,000)
                        _________       _________     ____________
                        $ 714,900	$ 693,400     $   (21,500)
                        =========       =========     ============
6.	Inventories:

At interim reporting periods, inventories for financial statement purposes are based on perpetual inventory records. Components of inventory are as follows:

                       March 31,  		   June 30,
                          2012   		    2011
                      __________                ___________

Raw Materials         $1,218,700		$1,051,300
Work in process          681,000    		   408,200
Finished Goods           232,700		   180,300
                      __________                __________
                      $2,132,400                $1,639,800
                      ==========                ==========

7.	Earnings (Loss) per common share:

Basic earnings (losses) per common share are computed by dividing net income by the weighted-average number of shares outstanding.
Diluted earnings per common share include the dilutive effect of stock options, if any.




       Earnings (Loss) per common share was computed as follows:

                           For the Three Month	 For the Nine Month
                           Periods Ended	 Periods Ended
                           March 31,           	 March 31,
                         ______________________  _____________________
    			      2012       2011  	   2012        2011
                         ______________________  _____________________
Net income (loss)       ($    8,200) $  60,200  ($    4,200) $ 252,000
                         ==========  =========   ==========  =========
Weighted average common
 shares outstanding       1,335,712  1,196,577    1,265,714  1,196,577
Effect of dilutive
 securities                    -        17,110	       -        16,610
                         __________  _________   __________  _________
Weighted average dilutive
common shares outstanding 1,335,712  1,213,687    1,265,714  1,213,187
                         ==========  =========   ==========  =========
Basic earnings (loss) per
common share		   ($   .01)  $   .05	 ($    .00)  $   .21
                           =========  =======    ==========  =======
Diluted earnings (loss) per
common share 		   ($   .01)  $   .05	 ($    .00)  $   .21
                           =========  =======    ==========  =======

Approximately 55,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted loss per common share, for the three and nine month periods ended March 31, 2012, respectively, because the effect would be anti-dilutive due to the losses for the periods.



8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $589,900 and $447,900 as of March 31, 2012 and June 30, 2011, respectively, of which $142,000 relates to the newly acquired assets of SBI as of March 31, 2012 and $447,900 relates to the acquisition of Altamira as of the end of both periods.

The components of other intangible assets are as follows:

			  Useful                Accumulated
			  Lives      Cost       Amortization     Net
                         ________   _________   ____________ _________
 At March 31, 2012:

 Technology, trademarks  5/10 yrs.  $ 864,000   $   323,500  $ 540,500
 Customer relationships   10 yrs.     237,000 	    189,400     47,600
 Sublicense agreements    10 yrs.     294,000        11,000    283,000
 Non-compete agreements    5 yrs.     120,000       103,400     16,600
 Other intangible assets   5 yrs.     143,900       126,000     17,900
                                   __________   ___________  _________
	                           $1,658,900   $   753,300  $ 905,600
                                   ==========   ===========  =========


			  Useful                Accumulated
			  Lives      Cost       Amortization     Net
                         ________   _________   ____________ _________
 At June 30, 2011:

 Technology, trademarks	   5 yrs.   $ 300,000   $   275,000  $  25,000
 Customer relationships   10 yrs.     237,000 	    177,200     59,800
 Non-compete agreement     5 yrs.     102,000        93,500      8,500
 Other intangible assets   5 yrs.     139,000       120,000     19,000
                                    _________   ___________  _________
				    $ 778,000   $   665,700  $ 112,300
                                    =========   ===========  =========

Total amortization expense was $26,300 and $26,500 for the three months ended March 31, 2012 and 2011, respectively and $87,600 and $84,900 for the nine months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, estimated future amortization expense related to intangible assets is $30,800 for the remainder of the fiscal year ending June 30, 2012, $111,600 for fiscal 2013, $107,800 for fiscal 2014, $104,200 for fiscal 2015, $108,900 for fiscal 2016, and $442,300 thereafter.

9.	Loan Payable, Bank

The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. (the "Bank"), providing for maximum borrowings of up to $700,000, bearing interest at 3.08 percentage points above a defined LIBOR Index, (3.33% at March 31, 2012) and secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 13, 2013 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the related note evidencing the borrowing. No amounts were outstanding at March 31, 2012 and June 30, 2011.

10.	Notes Payable

In conjunction with the acquisition described in footnote number 3, the Company issued a $230,000 promissory note bearing interest at 3.25% payable in 36 equal monthly installments of $6,700 with the last payment due October 2014. As of March 31, 2012 the current and long-term portions of the note were $75,200 and $124,200, respectively.

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


Liquidity and Capital Resources

Cash and cash equivalents decreased by $355,600 to $552,200 as of March 31, 2012 from $907,800 as of June 30, 2011.

Operating activities provided $80,700 of cash for the nine month period ended March 31, 2012 as compared to $874,900 for the nine month period ended March 31, 2011, due mainly to higher inventory balances and lower income partially offset by advances from customers of Altamira with respect to their orders and a much lower change in accounts receivable balances. Cash used in investing activities was $339,300 for the nine month period ended March 31, 2012 compared to $264,000 for the nine month period ended March 31, 2011 primarily due to the acquisition by SBI of intangible assets. Cash used in financing activities was $97,000 for the nine month period ended March 31, 2012 compared to $107,700 for the nine month period ended March 31, 2011, due primarily to a lower dividend paid in the current fiscal year.

On September 13, 2011, the Board of Directors of the Company declared a cash dividend of $.05 per share of Common Stock which was paid on November 18, 2011 to holders of record as of the close of business on September 26, 2011 as compared to $.09 per share paid in the prior fiscal year period.

The Company's working capital decreased by $349,100 to $3,374,900 as of March 31, 2012 from working capital of $3,724,000 at June 30, 2011 mainly the result of the asset purchase acquisition by SBI.

Management believes that the Company will be able to meet its cash flow needs for the next 12 months from its available financial resources, including its cash and cash equivalents, the line of credit and investment securities.

Results of Operations

Financial Overview

The Company recorded a loss before income tax benefit of $11,400 for the three month period ended March 31 2012 compared to income before income taxes of $74,500 for the comparative period last year, primarily as a result of the reduction in income for the Benchtop Laboratory Equipment Operations and a loss generated by the new Bioprocessing Systems business. For the comparative nine month periods ended March 31, 2012, the Company reflected a loss before income tax benefit of $5,900 compared to income before income taxes of $350,300 for the comparable 2011 period, also principally due to the lower income generated by the Benchtop Laboratory
 Equipment Operations, the increased loss for the Catalyst Research Instrument Operations, the loss derived by the new Bioprocessing Systems Operations and the related acquisition costs.

The Three Months Ended March 31, 2012 Compared With the Three Months Ended March 31, 2011

Net sales for the three months ended March 31, 2012 increased by $59,200 (4.1%) to $1,519,500 from $1,460,300 for the three months ended March 31, 2011 as a result of a $122,900 increase in catalyst research instrument sales and revenues of $75,900, primarily royalties, of the new Bioprocessing Systems Operations, partially offset by a $139,600 decrease in sales of benchtop laboratory equipment. Sales of benchtop laboratory equipment products generally comprise many small orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The Bioprocessing Systems Operations generate revenues from royalties. Once new product development is completed, it expects to also generate sales from such products, although no assurance can be given that the future developed products will result in meaningful sales. The backlog of orders for catalyst research instruments was $850,000 as of March 31, 2012, substantially all of which is expected to be delivered by fiscal year end, as compared to the backlog as of March 31, 2011 of $240,000.

The gross profit percentage for the three months ended March 31, 2012 decreased to 39.4% compared to 40.9% for the three months ended March 31, 2011, due primarily to the increase in overhead costs for the Catalyst Research Instrument Operations.

General and administrative expenses for the three months ended March 31, 2012 increased $36,100 (12.8%) to $318,900 from $282,800 for the three months ended March 31, 2011, primarily due to the amortization expenses incurred by the new Bioprocessing Systems Operations.

Selling expenses for the three months ended March 31, 2012 increased $11,800 (7.4%) to $170,800 from $159,000 for the three months ended
 March 31, 2011, primarily the result of higher selling costs incurred by the Benchtop Laboratory Equipment Operations.

Research and development expenses for the three months ended March 31, 2012 increased by $34,700 (38.4%) to $125,000 from $90,300 for the three months ended March 31, 2011, primarily the result of new product development costs related to the new Bioprocessing
Systems Operations.

Interest and other income, net, decreased to $4,300 for the three months ended March 31, 2012 from $9,800 for the prior year period, mostly due to lower cash balances and interest rates, and the interest expense incurred by the new Bioprocessing Systems Operations.

As a result of the loss of $11,400 for the three months ended March
31, 2012, the Company recorded an income tax benefit of $3,200 compared to income tax expense of $14,300 for the three months ended March 31, 2011.

The result of the foregoing was a net loss for the three months ended March 31, 2012 of $8,200 compared to net income of $60,200 for the three months ended March 31, 2011.

Nine Months Ended March 31, 2012 Compared With the Nine Months Ended March 31, 2011

Net sales for the nine months ended March 31, 2012 decreased by $489,200 (10.3%) to $4,258,000 compared to $4,747,200 for the nine months ended March 31, 2011, due to decreases of $342,100 in catalyst research instrument sales and $223,000 in benchtop laboratory equipment sales, the latter reflecting a decrease in orders from both U.S. customers and European customers. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $850,000 as of March 31, 2012, substantially all of which is anticipated to be delivered by fiscal year end, as compared with $240,000 as of March 31, 2011.

The gross profit percentage for the nine months ended March 31, 2012 was 39.8% as compared with 41.6% for the prior year period mostly due to the reduced margins for the Benchtop Laboratory Equipment Operations.

General and administrative expenses increased by $65,200 (7.4%) to $945,000 for the nine months ended March 31, 2012 from $879,800 for the comparable period last year, primarily the result of amortization for the new Bioprocessing Systems Operations including costs related to the asset acquisition by SBI.

Selling expenses for the nine months ended March 31, 2012 increased by $17,500 (3.5%) to $519,800 compared to $502,300 for the nine months ended March 31, 2011, due to higher selling expenses incurred by the
 Benchtop Laboratory Equipment Operations related to its foreign sales.

Research and development expenses for the nine months ended March 31, 2012 decreased by $17,200 (6.4%) to $250,500 from $267,700 for the nine months ended March 31, 2011, due to a reduction in new product development activity by both the Benchtop Laboratory Equipment and Catalyst Research Instruments Operations, partially offset by the new costs incurred by the Bioprocessing Systems Operations.

Interest and other income, net, decreased to $16,100 for the nine months ended March 31, 2012 from $25,400 for the nine month period of the prior year period, mainly due to smaller cash balances and lower interest rates, and the interest expense incurred by the new
Bioprocessing Systems Operations.

Due to the loss incurred for the nine months ended March 31, 2012, the Company reflected an income tax benefit of $1,700 compared to income tax expense of $98,300 for the nine months ended March 31, 2011.

As a result of the foregoing, the net loss for the nine months ended March 31, 2012 was $4,200 compared to net income of $252,000 for the nine months ended March 31, 2011.

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
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

                        Report dated January 23, 2012 reporting under Items 1.01 and 5.07.

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

Date: May 15, 2012