Form 10-K
period 2012-06-30
SCIENTIFIC INDUSTRIES INC
filed 2012-09-27
CIK 87802

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-K
(Mark One)
     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
__________
EXCHANGE ACT OF 1934
		        For the fiscal year ended     June 30, 2012
                                                 __________________

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		        For the transition period from_____to______
		        Commission file number        0-6658
                                               ____________________

		           SCIENTIFIC INDUSTRIES, INC.
___________________________________________________________________
                 (Exact Name of Registrant in Its Charter)

       Delaware                                 04-2217279
_______________________________      ______________________________
(State or Other Jurisdiction of      (I.R.S. Employer
 Incorporation or Organization)       Identification No.)

70 Orville Drive, Bohemia, New York             11716
_______________________________________      __________
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (631) 567-4700
                                                   ______________

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


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), except for a Report on Form 8-K required to be filed in November 2011 with respect to an acquisition and (2) has been subject to such filing requirements
for the past 90 days.		                  Yes [ x ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files).					  Yes [ x ]     No [   ]

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 31, 2012 is $1,172,300.

The number of shares outstanding of the registrant's common stock, par value $.05 per share ("Common Stock") as of August 31, 2012 is 1,335,712 shares.


DOCUMENTS INCORPORATED BY REFERENCE

None.

>page>

















                           SCIENTIFIC INDUSTRIES, INC.



                               Table of Contents

PART I
     ITEM 1.	BUSINESS                                              4

     ITEM 1A.	RISK FACTORS                                          8

     ITEM 2.	PROPERTIES                                           11

     ITEM 3.	LEGAL PROCEEDINGS                                    11

     ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  11

PART II
     ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES        11

     ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                  12

     ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          13

     ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                                  14

     ITEM 9A.	CONTROLS AND PROCEDURES                              14

     ITEM 9B.	OTHER INFORMATION                                    15

PART III
     ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE			                                     15

     ITEM 11.	EXECUTIVE COMPENSATION				     15

     ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       15

     ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE                                                15

     ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES               15

PART IV
     ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES           16

SIGNATURES         						     21

EXHIBIT-31.	CERTIFICATION					     22

EXHIBIT-32.	CERTIFICATION                                        24

		Forward Looking Statements. The Company and its representatives may from time to time make written or oral forward-looking statements with respect to the Company's annual or long-term goals, including statements contained in its filings with the Securities and Exchange Commission and in its reports to stockholders.

		The words or phrases "will likely result," "will be," "will," "are expected to," "will continue to," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made.



                                PART I

Item 1.  Business.

		General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (which along with its subsidiaries, the "Company") is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment ("Benchtop Laboratory Equipment"), customized catalyst research instruments ("Catalyst Research Instruments"), under its wholly-owned subsidiary, Altamira Instruments, Inc., and since November 2011 through its then organized subsidiary, Scientific Bioprocessing, Inc., ("SBI"), the design of bioprocessing
systems and products ("Bioprocessing Systems").   The Company's
products are used primarily for research purposes by universities, pharmaceutical companies, national laboratories, medical device manufacturers, petrochemical companies and other industries performing laboratory-scale research.

		Operating Segments. The Company views its operations as three segments: the manufacture and marketing of standard Benchtop Laboratory Equipment for research in university and industrial laboratories sold primarily through laboratory equipment distributors, the manufacture and marketing of custom-made Catalyst Research Instruments for universities, government laboratories, and chemical and petrochemical companies, and the production, marketing and sublicensing of bioprocessing systems and products for research in university and industrial laboratories. For certain financial information regarding the Company's operating segments, see Note 3 to the consolidated financial statements included under Item 8.



		Products.

		Benchtop Laboratory Equipment.   The Company's
Benchtop Laboratory Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers. Sales of the Vortex-Genie(R) 2 Mixer, excluding accessories, the Company's principal product, represented approximately 42% and 52% of the Company's total net sales for the fiscal years ended June 30, 2012 ("fiscal 2012") and June 30, 2011 ("fiscal 2011"), respectively, and 63% and 68%, of the segment's sales for fiscal 2012 and fiscal 2011, respectively.

		The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds.

		The Company's additional mixers and shakers include a high speed touch mixer; a mixer with an integral timer, a patented cell disruptor; microplate mixers, two vortex mixers incorporating digital control and display; a large capacity multi-vessel vortex mixer and shaker, and a large capacity orbital shaker.

		The Company also offers various benchtop multi-purpose rotators and rockers, designed to rotate and rock a wide variety of containers, and a refrigerated incubator and an incubator shaker, both of which are multi-functional benchtop environmental chambers designed to perform various shaking and stirring functions under controlled environmental conditions.

		Its line of magnetic stirrers include a patented high/low programmable magnetic stirrer; a four-place high/low programmable magnetic stirrer; a large volume magnetic stirrer a vailable in analog and digital versions; and a four-place general purpose stirrer also available in analog and digital versions.

		Catalyst Research Instruments.  The Catalyst
Research Instrument products are offered through the Company's subsidiary, Altamira. Its flagship product is the AMI-200(TM), which is used to perform traditional catalyst characterization experiments on an unattended basis. The product also features a stand-alone personal computer to control the instrument and incorporates proprietary LabVIEW(R)-based software. The Company's AMI-300(TM) Catalyst Characterization Instrument incorporates a sophisticated data handling package and is designed to perform dynamic temperature-programmed catalyst characterization experiments. All AMI model instruments are designed or adapted to a customer's individual requirements.

		Its other Catalyst Research Instrument products include reactor systems, high throughput systems and micro-activity reactors, including the Company's BenchCAT(TM) custom reactor systems. They are available with single and multiple reactor paths and with reactor temperatures up to 1200 degrees Celsius. The systems feature multiple gas flows, are available in gas and gas/liquid configurations, and feature one or more stand-alone personal computers with the LabVIEW(R)-based control software. In June 2011, the Company introduced its MicroBenchCat Microreactor, a fully automated reactor system.

		Bioprocessing Systems. The Company, through SBI, is engaged in the design and development of bioprocessing systems, principally microreactor systems using disposable sensors for vessels with volumes ranging from 250 milliliter to five liters. Upon development systems will be offered for sale or pursuant to royalty agreements. As of August 31, 2012, SBI had sublicensing agreements with two sublicensees which provided gross licensing fees of $160,600 for fiscal 2012, of which $76,800 was paid to the University of Maryland, Baltimore County, ("UMBC") based on the terms of the related license. Sales of approximately $17,400 comprised small bioprocessing items and accessories.

		Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

		Major Customer. Sales, principally of the Vortex-Genie 2 Mixer, to one customer, which is one of the two major distributors of laboratory equipment, represented 7% of total sales for fiscal 2012, and 10.5% of Benchtop Laboratory Equipment product sales. For fiscal 2011, sales to the customer accounted for 11.2% of total sales and 14.6% of the segment's sales. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $100,000 to a limited number of customers. In fiscal 2012 no customer represented over 10% of total sales, however there were three customers that each represented over 10% of that segment's sales, or an aggregate of 44% of the segment's sales (14% of total sales). In fiscal 2011, sales to two customers, each of which represented at least 10% of that segment's sales, accounted for an aggregate of 30% of the segment's sales (7% of total sales).

		Marketing.

		Benchtop Laboratory Equipment. The Company's Benchtop Laboratory Equipment products are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors, who sell the Company's products through printed catalogs, websites and sales force. See "Major Customer". The Company also markets products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, the Company's website, and commencing in fiscal 2010 through the efforts of its first sales managers.

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

		Bioprocessing Systems.  The Company's
Bioprocessing Systems products, which are currently under development, will be offered both directly and through distribution worldwide to university, industrial, and government laboratories. It is anticipated that the related marketing efforts will mainly comprise attendance at various trade shows, publications, website, and dealer-related activities.

		Assembly and Production. The Company has an operating facility in Bohemia, New York from which its Benchtop Laboratory Equipment Operations are conducted and another in Pittsburgh, Pennsylvania from which its Catalyst Research Instruments Operations are conducted. The Company's production operations principally involve assembly of components supplied by various domestic and international independent suppliers. The Company has not commenced production of bioprocessing products, but anticipates that its current facilities will be adequate for such purpose.

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

		The Company has various proprietary marks, including AMI(TM), BenchCAT(TM), BioGenie(R), Cellphase(R), Cellstation(R), Disruptor Beads(TM), Disruptor Genie(R), Enviro -Genie(R), Genie(TM), Incubator Genie(TM), MagStir Genie(R), MegaMag Genie(R), MicroPlate Genie(R), MultiMagStir Genie(R), Multi-MicroPlate Genie(R), Orbital-Genie(R), QuadMag Genie(R), Rotator Genie(R), Roto-Shake Genie(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

		The Company has several licensing agreements
for technology and patents used in the Company's business, including an exclusive license from UMBC with respect to rights and know-how under a patent held by UMBC related to non-disposable sensor technology, which the Company further sublicenses on an exclusive basis to a German company, except for non-exclusive rights held by the Company as it relates to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters, and to applications in sub-milliliter volumes licensed to
a third party.   The Company also holds a license as to the
technology related to its patent for the Roto-Shake

Genie, and a patent related to its TurboMix attachment for the Vortex-Genie and Disruptor Genie. Total license fees paid by the Company under all its licenses for fiscal 2012 and fiscal
2011 amounted to $87,300 and $11,700, respectively.

		Foreign Sales. The Company's sales to overseas customers, principally in Asia and Europe, accounted for approximately 54% of the Company's net sales for each of fiscal 2012 and fiscal 2011. Payments are in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

		Seasonality. The Company does not consider its business to be seasonal.

		Backlog.  The amount of backlog for Benchtop
Laboratory Equipment products is not a significant factor because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. There is no backlog for Bioprocessing Systems. The backlog for Catalyst Research Instrument products as of June 30, 2012 was $303,200, all of which is expected to be filled by June 30, 2013, as compared to a backlog of $424,600 as of June 30, 2011, all of which was filled in fiscal 2012.



		Competition.   Most of the Company's competitors
are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company's main competition for its Benchtop Laboratory Equipment products derives from private label brand mixers offered by laboratory equipment distributors in the United States and Europe. The Company believes its vortex mixer products and trademarks are factors in the world-wide market.

		The Company's major competitors for its Benchtop Laboratory Equipment are Henry Troemner, Inc. (a private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), IKA-Werke GmbH & Co. KG, a German company, Benchmark Scientific, Inc., (a United States importer of China-produced products), and Heidolph Instruments GmbH, a German company.

		The primary competition for the Company's
Catalyst Research Instrument products is in the form of instruments produced internally by research laboratory staffs of potential customers. Major competitors in the United States include
Quantachrome Instruments, and Micromeritics Instrument
Corporation, each a privately-held company.

       The potential major competitors for the Company's
Bioprocessing Systems are Applikon Biotechnology, B.V.
(Netherlands),  DASGIP Technology GmbH (Germany), and
PreSens - Precision Sensing GmbH (Germany).

		Research and Development. The Company incurred research and development expenses, the majority of which related to new Benchtop Laboratory Equipment products, of $375,900 during fiscal 2012 compared to $324,400 during fiscal 2011.
The Company expects research and development expenditures in the fiscal year ending June 30, 2013 to increase primarily due to the new product development activities related to new bioprocessing systems.

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

		Employees. As of August 31, 2012, the Company employed 28 persons (18 for the Benchtop Laboratory Equipment Operations and 10 for the Catalyst Research Instruments Operations) of whom 24 were full-time, including its three executive officers. There were no employees for the Bioprocessing Systems Operations as all activities are being performed by employees of the other two operations. None of the Company's employees are represented by any union.

		Available Information. The Company's Annual Report to Stockholders for fiscal 2012, includes its Annual Report on Form 10-K.
The Annual Report will be mailed to security holders together with the Company's proxy material and solicitation as it relates to the Company's 2012 Annual Meeting of Stockholders. All the Company's reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the "SEC" or the "Commission"), including amendments to such reports, are available on the SEC's website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company's public filings can be accessed through the Company's website at http://scientificindustries.com/secfilings.html.



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

Dependence on Major Customers

		Sales to one customer, a major laboratory equipment distributor in the United States, represented 10.5% and 14.6% of the segment's sales for fiscal 2012 and 2011, respectively. Sales to another customer, an overseas laboratory equipment distributor also accounted for 12.1% and 11.8% of the sales of Benchtop Laboratory Equipment for fiscal 2012 and 2011, respectively.

		No representation can be made that the Company will be successful in continuing to retain either or both customers, the loss of which could have an adverse effect on future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a Substantial Portion of Revenues

		The Company has a limited number of Benchtop
Laboratory Equipment products with one product, the Vortex-Genie 2
Mixer, accounting for approximately 63% and 68% of Benchtop Laboratory Equipment sales, for fiscal 2012 and fiscal 2011 respectively, and 42% and 52% of total sales for fiscal 2012 and fiscal 2011, respectively.

The Company is a Small Participant in Each of the Industries in Which It Operates

		The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($4,160,500 for fiscal 2012 and $4,525,100 for fiscal 2011) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China.

		The production and sale of Catalyst Research
Instruments products is highly competitive. Altamira's competitors include several companies with greater resources and many laboratories which produce their own instruments.

	The Company's Bioprocessing Systems operation is a participant in the fast-growing laboratory-scale sector of the larger bioprocessing products industry, which is dominated by several large companies with much greater resources than the Company.

 The Company's Ability to Grow and Compete Effectively Depends In Part on Its Ability to Develop and Effectively Market New Products

 		Over the past ten years, the Company has continuously invested in the development and marketing of new Benchtop Laboratory Equipment products with a view to increasing revenues and reducing the Company's dependence on the Vortex-Genie 2 Mixer. Gross revenues derived from such other Benchtop Laboratory Equipment products (those other than the Vortex-Genie 2 Mixer) increased to $1,545,400 for fiscal 2012 from $1,484,000, for fiscal 2011. However, the segment's ability to compete will depend upon the Company's success in continuing to develop and market new laboratory equipment as to which no assurance can be given.

 		The Company relies primarily on distributors and their catalogs to market its Benchtop Laboratory Equipment products, as is customary in the industry. Accordingly, sales of new products are heavily dependent on the distributors' decision to include and retain a new product in the distributors' catalogs and on their websites. It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered; not all distributors feature the Company's products in their catalogs. In fiscal 2010, the Company hired a new sales manager to bolster its sales efforts in the United States, and in fiscal 2011, the Company engaged a consultant overseas as its European Sales Manager.

		The Company's Catalyst Research Instruments line of products consists of only a few products. The ability of the Company to compete in this segment and expand the line will depend on its ability to make engineering improvements to existing products and develop and add new products incorporating more current technology. Over the last two fiscal years the Company has introduced two new catalyst research products to increase its product offerings and has continuously sought to expand its outside sales force.

		The success of the Company's new Bioprocessing Systems operation will be heavily dependent on its ability to develop and market new products. New products are being or are to be developed under research and development agreements with the sellers of the SBI assets augmented by the Company's other internal and external resources. Such products are of a complex nature of which the Company does not have previous experience. They will be subject to beta testing by end users, which could result in design and/or production changes which could delay development time. The sale and marketing of the products, at least initially, will be through the Company's attendance at trade shows, website, and a few select distributors.

 		No assurance can be given that the amounts allocated by the Company for its new product development and sales and marketing programs will be sufficient to develop additional commercially feasible products which will be accepted by the marketplace, or that any distributor will include or retain any particular product in their catalogs and websites.

 The Company May Be Subject to General Economic, Political, and
Social Factors

 		Orders for the Company's products, particularly its Catalyst Research Instruments products, depend in part, on the customer's ability to secure funds to finance purchases. Availability of funds can be affected by budgetary constraints. Factors including a general economic recession, such as the one which commenced in fiscal 2009 and negatively affected the Company since fiscal 2011, the European crisis, or major terrorist attack would likely have a negative impact on the availability of funding including government or academic grants to potential customers.

		The Company's ability to secure new Catalyst
Research Instruments orders can also be affected by changes in domestic and international policies pertaining to energy and the environment, which could affect funding of potential customers.

The Company is Heavily Dependent on Outside Suppliers for the
Components of Its Products

		The Company purchases all its components from outside suppliers and relies on a few single suppliers for certain of its Benchtop Laboratory Equipment components, including the Vortex-Genie 2, mostly due to cost considerations. Many of the Company's suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier.



The Company's Ability to Compete Depends in Part on Its Ability
To Secure and Maintain Proprietary Rights to its Products

       	The Company has no patent protection for its principal Benchtop Laboratory Equipment product, the Vortex-Genie 2 Mixer, or for its Catalyst Research products and limited patent protection on a few other Benchtop Laboratory Equipment products. There are several competitive products available in the marketplace possessing similar technical specifications and design.

       	As part of the asset purchase by SBI during fiscal 2012, the Company acquired the rights to various patents for bioprocessing products which it licenses from UMBC.

       	There can be no assurance that any patent issued, licensed or sublicensed to the Company provides or will provide the Company with competitive advantages or will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar products or design around the patents. Any of the foregoing activities could have a material adverse effect on the Company. Moreover, the enforcement by the Company of its patent or license rights may require substantial litigation costs.

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

The Common Stock of the Company is Thinly Traded and is Subject to Volatility

       	As of August 31, 2012, there were only 1,335,712 shares of Common Stock of the Company outstanding, of which 326,772 shares (24%) were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2012 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

Item 2.  Properties.

		The Company's executive offices and principal manufacturing facility for its Benchtop Laboratory Equipment Operations comprise approximately 25,000 square feet, are located in Bohemia, New York and held pursuant to a lease expiring in January 2015. The Company's Catalyst Research Instruments Operations are conducted from an approximately 9,000 square foot facility in Pittsburgh, Pennsylvania which the Company leases on a month-to-month basis, since July 31, 2011, until a new long-term lease is negotiated. The Bioprocessing Systems operation does not occupy a separate physical location. See Note 10 to the Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company's operations. In the opinion of management, all properties are adequately covered by insurance.


Item 3.  Legal Proceedings.

		The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

		No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2012.


                             PART II

Item 5.  Market for the Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.



   	The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2011 and fiscal 2012, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	 For Fiscal Quarter Ended:  Low Bid       High Bid
         _________________________  _______       ________
		09/30/10	     2.56	    3.40
		12/31/10	     2.85	    3.25
		03/31/11	     3.05	    3.30
		06/30/11	     3.15	    3.55
		09/30/11	     2.30	    3.26
		12/31/11	     2.26	    3.25
		03/31/12	     1.49	    2.76
		06/30/12	     1.95	    2.25

     (a)	As of August 31, 2012, there were 410 record
holders of the Company's Common Stock.

(b)	On November 13, 2011, the Company paid a cash dividend
of $.05 per share to stockholders of record on September 26, 2011. On December 15, 2010, the Company paid a cash dividend of $.09 per share to stockholders of record on October 18, 2010. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.

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

		Overview.  Income before income taxes
decreased by 80% to $61,900 for fiscal 2012 from $307,200 for fiscal 2011, primarily as a result of the reduction in income and net sales of the Benchtop Laboratory Equipment Operations, and the operation of and acquisition costs of its recently commenced Bioprocessing Systems Operations. The Catalyst Research Instruments Operations also recorded a loss in fiscal 2012, albeit lower than that of fiscal 2011 due to significantly higher sales.

               The Company continues to be negatively impacted by adverse global economic conditions, reflecting the dependence of the Company's customers on discretionary funding for research.

		Results of Operations.  Net sales for fiscal
2012 increased $332,800 (5.7%) to $6,202,600 from $5,869,800 for fiscal 2011 reflecting an increase of $596,200 (44.3%) in net sales of catalyst research instruments and the revenues of $101,200 (primarily in the form of net royalties received) by the recently commenced Bioprocessing Systems Operations, partially offset by a decrease of $364,600 (8.1%) in sales of benchtop laboratory equipment resulting from lower sales to U.S. customers.

                Sales of catalyst research instruments are comprised of a small number of large orders, typically averaging more than $100,000 each. As of June 30, 2012, the order backlog for these products was $303,200 compared to $424,600 as of June 30, 2011.

		Revenues derived from the new Bioprocessing
Systems Operations consists of net royalties received from sublicensees and sales of new products currently under development.

	        The gross profit percentage for fiscal 2012 was 38.0% compared to 41.0% for fiscal 2011 due to lower margins resulting from the sales mix between the Benchtop
Laboratory Equipment Operations and the Catalyst  Research
Instruments Operations.

		General and administrative expenses for fiscal
2012 increased $55,500 (4.7%) to $1,230,600 compared to
$1,175,100 for fiscal 2011, primarily the result of amortization expense for the intangible assets and the acquisition costs of the Bioprocessing Systems Operations.

		Selling expenses for fiscal 2012 increased by $75,700 (11.9%) to $714,200 from $638,500 for fiscal 2011, primarily due to increased selling activities by the Benchtop
Laboratory Equipment Operations.

	       Research and development expenses increased by $51,500 (15.9%) to $375,900 compared to $324,400 for fiscal
2011, primarily the result of increased new product development by the Benchtop Laboratory Equipment Operations in the fourth quarter, and costs incurred by the Bioprocessing Systems Operations.

	       Total other income decreased by $11,200 (30.8%) to $25,200 for fiscal 2012 from $36,400 for fiscal 2011, mainly due to smaller cash balances and lower interest rates, and the interest expense incurred by the new Bioprocessing Systems Operations.

	        The income tax benefit for fiscal 2012 was $4,200 compared to $79,600 income tax expense for fiscal 2011 resulting from the future deductions attributable to the SBI acquisition and research and development credits.

	        As a result of the foregoing, net income for fiscal 2012 was $66,100, a decrease of $161,500 (71.0%) from
$227,600 for fiscal 2011.

	         Liquidity and Capital Resources. Cash and cash equivalents decreased by $138,500 to $769,300 as of June
30, 2012 from $907,800 as of June 30, 2011.

	        Net cash provided by operating activities was $331,800 for fiscal 2012 as compared to $652,500 for fiscal 2011 due to lower income and a smaller change in accounts receivable balances. The prior year reflected a large collection by Altamira of accounts receivable outstanding as of June 30, 2010. Cash used in investing activities increased to $350,300 for fiscal 2012 compared to $269,700 for fiscal 2011 mostly due to the cash included in the asset purchase consideration by SBI. Net cash used in financing activities increased to $120,000 for fiscal 2012 compared to fiscal 2011 mainly due to the additional cash outlays required for the asset purchase, partially offset by the lower dividend paid in fiscal 2012.

	        The Company's working capital was $3,417,200 as of June 30, 2012 compared to $3,724,000 as of June 30, 2011, primarily the result of lower operating income and the asset purchase by SBI.

                The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. which provides for maximum borrowings of up to $700,000, bearing interest at 3.08 percentage points above the LIBOR Index, which was approximately 3.32% at June 30, 2012 and is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 13, 2013 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the promissory note. As of August 31, 2012, no borrowings under the line are outstanding.

                On September 21, 2012, the Board of Directors of the Company declared a cash dividend of $.03 per share of Common Stock payable on November 1, 2012 to holders of record as of the close of business on October 1, 2012.

	        Management believes that the Company will be able to meet, absent a material capital expenditure, its cash flow needs during the 12 months ending June 30, 2013 from its available financial resources including its cash and investment securities, and operations.

	        Capital Expenditures. During fiscal 2012, the Company incurred $75,300 in capital expenditures. The
Company expects that based on its current operations, its capital expenditures will not be materially higher for the fiscal year ending June 30, 2013.

		Off-Balance Sheet Arrangements.  None.

Item 8.	  Financial Statements and Supplementary Data.

		The Financial Statements required by this item are attached hereto on pages F1-F25.

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

		The Chief Executive and Chief Financial
Officer of the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting as of June 30, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework.

		Based on the assessment of the Company's
Chief Executive and Chief Financial Officer of the
Company, it was concluded that as of June 30, 2012, the Company's internal controls over financial reporting were effective based on these criteria.

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

                        PART III

Item 10.  Directors, Executive Officers and Corporate
Governance.

		The information with respect to directors and executive officers of the Company will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement which is being filed on or prior to October 28, 2012 under the Securities Exchange Act of 1934, as amended and is incorporated herein by reference thereto.

Item 11.  Executive Compensation.

		The information with respect to executive compensation will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement which is being filed on or prior to October 28, 2012 under the Securities Exchange Act of 1934, as amended and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

               Information with respect to security ownership of certain beneficial owners and management will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement which is being filed on or prior to October 28, 2012 under the Securities Exchange Act of 1934, as amended and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and
Director Independence.

		Information with respect to certain
relationships and related transactions, and director independence, will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement which is being filed on or prior to October 28, 2012 under the Securities Exchange Act of 1934, as amended and is incorporated herein by reference thereto.

Item 14.  Principal Accountant Fees and Services.

		Information with respect to principal accountant fees and services, will be set forth under the heading "Appointment of Independent Registered Public Accounting Firm" in the Company's definitive proxy statement which is being filed on or prior to October 28, 2012 under the Securities Exchange Act of 1934, as amended and is incorporated herein by reference thereto.

                         Part IV

Item 15.  Exhibits and Financial Statements.

       Financial Statements. The required financial statements of the Company are attached hereto on pages F1-F25.

       Exhibits. The following Exhibits are filed as part of this report on Form 10-K:

           Exhibit Number	Exhibit

	3		Articles of Incorporation and By-Laws:

	3(a)		Certificate of Incorporation of the Company
as amended. (filed as Exhibit 1(a-1) to the Company's General Form for Registration of Securities on Form 10 dated February 14, 1973 and incorporated by reference thereto.)

	3(b)		Certificate of Amendment of the Company's
Certificate of Incorporation, as filed on January 28, 1985 (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 and incorporated by reference thereto.)

       3(c)		By-Laws of the Company, as restated and
amended. (filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on January 6, 2003 and Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on December 5, 2007 and incorporated by reference thereto).

	4		Instruments defining the rights of
security holders:

	4(a)		2002 Stock Option Plan (filed as Exhibit
99-1 to the Company's Current Report on Form 8-K filed on November 25, 2002 and incorporated by reference thereto).

	4(b)	       2012 Stock Option Plan (filed as Exhibit
10 to the Company's Current Report on Form 8-K filed on January 23, 2012 and incorporated by reference thereto).

	10		Material Contracts:

	10(a)		Lease between Registrant and AIP Associates,
predecessor-in-interest of current lessor, dated October, 1989 with respect to Company's offices and facilities in Bohemia, New York.
(filed as Exhibit 10(a) to the Company's Form 10-KSB filed on
September 28, 2005 and incorporated by reference thereto).

	10(a)-1		Amendment to lease between Registrant and
REP A10 LLC, successor in interest of AIP Associates, dated September 1, 2004 (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on September 2, 2004, and incorporated by reference thereto).

	10(a)-2		Second amendment to lease between Registrant
and REP A10 LLC dated November 5, 2007 (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on November 8, 2007, and incorporated by reference thereto).

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
by and between the Company and Ms. Santos. (filed as exhibit 10(b)-5 to the Company's Annual Report on form 10-K for the fiscal year ended June 30, 2011, and incorporated with reference thereto).

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
by and between the Company and Mr. Nichols. (filed as Exhibit 10(c)-5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and incorporated by reference thereto).

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

	10(d)-5		Fifth Amendment and Restated Consulting
Agreement dated January 20, 2012 (filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on January 23, 2012, and incorporated by reference thereto).

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

	10(i)-3	        Employment Agreement, dated as of May 18, 2012
between Altamira Instruments, Inc. and Brookman P. March.

	10(j)		Indemnity Agreement, dated as of April 13, 2007
by and among the Company and Grace Morin, Heather H. Haught and William
D. Chandler (filed as Exhibit 10(j) to the Company's Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

	10(k)		Lease between Altamira Instruments, Inc. and
Allegheny Homes, LLC, with respect to the Company's Pittsburgh,
Pennsylvania facilities (filed as Exhibit 10(k) to the Company's Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

	10(l)		Line of Credit Agreements dated October 30, 2008,
by and among the Company and Capital One, N.A. (filed as Exhibits 10-A1(a) through (f) to the Company's Current Report on Form 8-K filed on October 30, 2008, and incorporated by reference thereto).

	10(l)-1		Restated Promissory Note Agreement dated January
20, 2010 by and among the Company and Capital One N.A. (filed as Exhibit
99.1 to the Company's Current Report on Form 8-K filed on January 20, 2010, and incorporated by reference thereto).

	10(I)-2		Restated Promissory Note Agreement dated January
5, 2011 by and among the Company and Capital One N.A. (filed as Exhibit
99.1 to the Company's Current Report on Form 8-K filed on January 6, 2011, and incorporated by reference thereto).

	10(m)		Consulting Agreement dated April 1, 2009 by and
between the Company and Grace Morin (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on April 1, 2009, and incorporated by reference thereto).

        10(n)	        Line of Credit Agreements dated June 14, 2011,
by and among the Company and JPMorgan Chase Bank, N.A. (filed as Exhibits
99.1 through 99.3 (to the Company's Current Report on Form 8-K filed on June 16, 2011, and incorporated by reference thereto).

        10(o)	        Purchase Agreement, dated as of November 14,
2011, by and among the Company, Scientific Bioprocessing, Inc. and Fluorometrix Corporation (filed as Exhibit 2.1 to the Company's Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

        10(p)	        Escrow Agreement, dated as of November 14, 2011,
by and among the Company, Scientific Bioprocessing, Inc. and Fluorometrix Corporation (filed as Exhibit 10(A) to the company's Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

        10(q)	        Research and Development Agreement dated as of
November 14, 2011, by and between Scientific Bioprocessing, Inc. and
Biodox R&D Corporation (filed as Exhibit 10(B) to the Company's Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

        10(r)	       Non-Competition Agreement, dated as of November
14, 2011, by and among the Company, Scientific Bioprocessing, Inc. and Joseph E. Qualitz (filed as Exhibit 10(D) to the Company's Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

       10(s)	       Promissory Note, dated as of November 14, 2011,
by and between the Company and the University of Maryland, Baltimore County (filed as Exhibit 10(c) to the company's Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

       10(t)	       License Agreement, dated as of January 31,
2001 by and between University of Maryland, Baltimore County and Fluorometrix Corporation (filed as Exhibit 10(E) to the Company's Report on Form 8-K filed on November 21, 2011, and incorporated by reference thereto).

	14		Code of Ethics (filed as Exhibit 14 to the
Company's Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

	21		Subsidiaries of the Registrant

Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned inactive subsidiary of the Company.

Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company.

Scientific Bioprocessing, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November 2011.

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




Date:  September 27, 2012

		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name				Title 	                    Date
_______________________  __________________________   _________________

 /s/ Helena R. Santos    President and Treasurer (Chief	September 27, 2012
Helena R. Santos	  Executive Officer and Financial
			  Officer) and Director

 /s/ Joseph G. Cremonese Chairman of the Board		September 27, 2012
Joseph G. Cremonese

/s/ Roger B. Knowles     Director			September 27, 2012
Roger B. Knowles

/s/ Grace S. Morin       Director			September 27, 2012
Grace S. Morin

/s/ James S. Segasture   Director		        September 27, 2012
James S. Segasture

               SCIENTIFIC INDUSTRIES, INC.
                    AND SUBSIDIARIES

          FINANCIAL STATEMENTS AND REPORT OF
     INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                    AS OF AND FOR THE
           YEARS ENDED JUNE 30, 2012 AND 2011

      SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011



                        CONTENTS


	                                                Page
                                                        ----

Report of independent registered public accounting firm	 F-1


Consolidated financial statements:

	Balance sheets	                                 F-2

	Statements of income 	                         F-3

	Statements of comprehensive income	         F-4

	Statements of shareholders' equity	         F-5

	Statements of cash flows	             F-6 - F-7

	Notes to financial statements	             F-8 - F-25

Report of Independent Registered Public Accounting Firm



Board of Directors and Shareholders
Scientific Industries, Inc.
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.
Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiaries as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Nussbaum Yates Berg Klein & Wolpow, LLP
___________________________________________

Nussbaum Yates Berg Klein & Wolpow, LLP
Melville, New York


September 27, 2012

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

              CONSOLIDATED BALANCE SHEETS

             AS OF JUNE 30, 2012 AND 2011

                           ASSETS

                                            2012        2011
                                          _________   _________
Current assets
  Cash and cash equivalents               $ 769,300   $ 907,800
  Investment securities                     718,300     693,400
  Trade accounts receivable, less
   allowance for doubtful accounts
   of $11,600 in 2012 and 2011              623,500     620,000
  Inventories                             1,613,700   1,639,800
  Prepaid and other current assets          167,800     197,700
  Deferred taxes                             70,200      77,700
                                         __________  __________
      Total current assets                3,962,800   4,136,400

Property and equipment, net                 180,500     175,100

Intangible assets, net                      877,300     112,300

Goodwill                                    589,900     447,900

Other assets                                 25,700	 25,700

Deferred taxes                              136,000	115,800
                                         __________  __________

       Total assets			 $5,772,200  $5,013,200
                                         ==========  ==========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable			 $  114,800  $  128,100
  Customer advances                          98,500        -
  Accrued expenses and taxes		    237,500     284,300
  Contingent consideration, current          19,000        -
  Notes payable, current portion             75,800        -
                                         __________  __________

        Total current liabilities           545,600     412,400

Contingent consideration payable,
  less current portion                       88,400        -

Notes payable, less current portion         105,000        -
                                         __________  __________

        Total liabilities                   739,000     412,400
                                         __________  __________
Shareholders' equity:

  Common stock, $.05 par value;
   authorized 7,000,000 shares;
   issued 1,355,514 shares in 2012
   and 1,216,379 in 2011		     67,800      60,800
  Additional paid-in capital              1,968,700   1,558,500
  Accumulated other comprehensive loss,
   unrealized holding loss on
   investment securities	            (12,600)    (21,500)
  Retained earnings                       3,061,700   3,055,400
                                         __________  __________
					  5,085,600   4,653,200

Less common stock held in treasury at
cost, 19,802 shares			     52,400	 52,400
                                         __________  __________
        Total shareholders' equity        5,033,200   4,600,800
                                         __________  __________

        Total liabilities and
         shareholders' equity		 $5,772,200  $5,013,200
                                         ==========  ==========

    See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

         CONSOLIDATED STATEMENTS OF INCOME

      FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

                                          2012         2011
                                      __________  ____________
Net sales			      $6,202,600    $5,869,800

Cost of sales			       3,845,200     3,461,000
                                      __________    __________
Gross profit                           2,357,400     2,408,800
                                      __________    __________

Operating expenses:
  General and administrative	       1,230,600     1,175,100
  Selling			         714,200       638,500
  Research and development               375,900       324,400
                                      __________    __________
       Total operating expenses	       2,320,700     2,138,000
                                      __________    __________
Income from operations			  36,700       270,800
				      __________    __________
Other income (expense):
  Interest income		          12,800        21,900
  Other income				  17,000        14,500
  Interest expense                        (4,600)         -
                                      __________    __________
        Total other income                25,200        36,400
                                      __________    __________
Income before income tax
  expense (benefit)     		  61,900       307,200
                                      __________    __________
Income tax expense (benefit):
  Current			          15,500       104,500
  Deferred	                         (19,700)      (24,900)
                                      __________    __________
        Total income tax expense
          (benefit)		          (4,200)       79,600
                                      __________    __________
Net income			      $   66,100    $  227,600
                                      ==========    ==========
Basic earnings per common share	        $ .05	       $ .19
                                        =====          =====
Diluted earnings per common share       $ .05          $ .19
                                        =====          =====

Weighted average common shares
 outstanding, basic                   1,283,118     1,196,577
                                      =========     =========
Weighted average common shares
 outstanding, assuming dilution       1,293,589     1,213,482
                                      =========     =========

      See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

      FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

                                          2012         2011
                                      __________  __________

Net income			      $   66,100  $  227,600

Other comprehensive income:
  Unrealized holding gain
  arising during period,
  net of tax                               8,900       8,300
                                      __________  __________

Comprehensive income                  $   75,000  $  235,900
                                      ==========  ==========


       See notes to consolidated financial statements.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

                            Common Stock     Additional  Accumulated
                            ______________   Paid-in     Other Compr-
                            Shares  Amount   Capital     ehensive Loss
                           _______  _______  __________  _____________

Balance, July 1, 2010     1,216,379 $60,800  $1,537,200  $  (29,800)

Net income                     -       -           -           -

Unrealized holding gain
 on investment securities,
 net of tax                    -       -           -          8,300

Stock-based compensation       -       -         21,300        -

Cash dividend declared
 and paid, $.09 per share      -       -           -           -
                          _________  _______  _________  ___________
Balance, June 30, 2011    1,216,379  60,800   1,558,500     (21,500)

Net income                     -       -           -           -

Unrealized holding gain
 on investment securities,
 net of tax                    -       -           -          8,900

Exercise of stock options     4,000     200       9,400        -

Issuance of common stock    135,135   6,800     393,200        -

Stock-based compensation       -       -          7,000        -

Income tax benefit of
 stock options exercised       -       -            600        -

Cash dividend declared
 and paid, $.05 per share      -       -           -           -
                          _________ _______  __________  ___________
Balance, June 30, 2011    1,355,514 $67,800  $1,968,700  $  (12,600)
                          ========= =======  ==========  ===========


          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	         YEARS ENDED JUNE 30, 2012 AND 2011


                          Retained      Treasury Stock  Shareholders'
                                        ______________
                          Earnings      Shares  Amount  Equity
                         __________     ______  _______  ____________

Balance, July 1, 2010    $2,935,500     19,802  $52,400  $4,451,300

Net income                  227,600       -        -        227,600

Unrealized holding loss
 on investment securities,
 net of tax                    -          -        -          8,300

Stock-based compensation       -          -        -         21,300

Cash dividend declared
 and paid, $.09 per share  (107,700)      -        -       (107,700)
                         __________    _______  _______  ___________
Balance, June 30, 2011    3,055,400     19,802   52,400   4,600,800

Net income                   66,100       -        -         66,100

Unrealized holding gain
 on investment securities,
 net of tax                    -          -        -          8,900

Exercise of stock options      -          -        -          9,600

Issuance of common stock       -          -        -        400,000

Stock-based compensation       -          -        -          7,000

Income tax benefit of stock
 options exercised             -          -        -            600

Cash dividend paid, $.05
 per share                  (59,800)      -        -        (59,800)
                         __________   _______   ________ ___________
Balance, June 30, 2012   $3,061,700    19,802   $52,400  $5,033,200
                         ==========   =======   =======  ===========



          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED JUNE 30, 2012 AND 2011


                                              2012       2011
                                          __________  __________


Operating activities:
 Net income				  $   66,100  $  227,600
                                          __________  __________
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization	     185,900     188,400
    Deferred income tax benefit		     (19,700)	 (24,900)
    Income tax benefit of stock options
     exercised					 600	    -
    Loss on disposal of asset		        -          4,600
    Loss on sale of investment securities      1,000        -
    Stock-based compensation		       7,000	  21,300
     Changes in operating assets and
      liabilities:
        Trade accounts receivable             (3,500)    874,500
        Inventories                           26,100    (367,200)
        Prepaid and other current assets      29,900    (110,500)
        Accounts payable		     (13,300)	 (99,600)
        Customer advances		      98,500        -
        Accrued expenses and taxes	     (46,800)	 (61,700)
                                          __________  __________
            Total adjustments		     265,700	 424,900
                                          __________  __________
            Net cash provided by
             operating activities            331,800     652,500
                                          __________  __________
Investing activities:
 Additional consideration for acquisition
  of Altamira 				        -	(182,600)
 Payment for intangible assets acquired
  in acquisition (Note 2)                   (260,000)       -
 Purchase of investment securities,
  available for sale			     (10,900)	 (14,000)
 Redemption of investment securities,
  available for sale                             800        -
 Capital expenditures			     (75,300)    (63,600)
 Purchase of intangible assets		      (4,900)	  (9,500)
                                           _________   _________
Net cash used in investing activities	    (350,300)   (269,700)
                                           _________   _________
Financing activities:
  Line of credit proceeds                      60,000       -
  Line of credit repayments                   (60,000)      -
  Payment of contingent consideration         (20,600)      -
  Proceeds from exercise of stock options	9,600       -
  Cash dividend declared and paid	      (59,800)	(107,700)
  Principal payments on note payable          (49,200)      -
                                           __________  _________
Net cash used in financing activities	     (120,000)  (107,700)
                                           __________  _________

                                              2012       2011
                                          __________  __________


Net increase (decrease) in cash and
 cash equivalents			    (138,500)    275,100

Cash and cash equivalents, beginning
 of year				     907,800     632,700
                                           _________  __________
Cash and cash equivalents, end of year     $ 769,300  $  907,800
                                           =========  ==========
Supplemental disclosures:

  Cash paid during the period for:
   Income taxes         		   $   3,200  $  298,500
   Interest                                    4,600        -

Non-cash investing and financing activities (Note 2)


         See notes to consolidated financial statements.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011






1.	Summary of Significant Accounting Policies

Nature of Operations

Scientific Industries, Inc. and its subsidiaries (the "Company") design, manufacture, and market a variety of benchtop laboratory equipment, bioprocessing products and catalyst research instruments. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment for research and has another location in Pittsburgh, Pennsylvania, where it produces a variety of custom-made catalyst research instruments and designs bioprocessing products.
The equipment sold by the Company includes mixers, shakers, stirrers, refrigerated incubators, catalyst characterization instruments, reactor systems and high throughput systems.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary, Altamira Instruments, Inc. ("Altamira"), a Delaware corporation and wholly-owned subsidiary, and Scientific Bioprocessing, Inc. ("SBI"), a Delaware corporation and wholly-owned subsidiary, (all collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

Revenue Recognition

Revenue from product sales is recognized when all the following criteria are met:

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

Royalty revenue received under the Company's sublicenses is recorded net of payments due to its licensors.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

On November 9, 2010, the Federal Deposit Insurance Company ("FDIC") issued a Final Rule providing unlimited insurance coverage of non-interest bearing transaction accounts, regardless of balance, for the period December 31, 2010 through December 31, 2012. At June 30, 2012, the Company held approximately $217,100 of its cash in non-interest bearing accounts. The remainder of its cash balance is subject to FDIC insurance limits.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011


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

Customer Advances

In the ordinary course of business, customers may make advance payments for purchase orders. Such amounts, when received, are categorized as liabilities under the caption customer advances.

Investment Securities

Securities available for sale are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity. Realized gains or losses are determined based on the specific identification method.

Inventories

Inventories are valued at the lower of cost (determined on a first in, first out basis) or market value, and have been reduced by an allowance for excess and obsolete inventories. The estimate is based on management's review of inventories on hand compared to estimated future usage and sales. Cost of work-in-process and finished goods inventories include material, labor and manufacturing overhead.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided for primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized by the straight-line method over the term of the related lease or the estimated useful lives of the assets, whichever is shorter.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011





1.	Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, trademarks and trade names. All intangible assets are amortized over the estimated useful lives of the respective assets, generally 5 to 10 years, except for customer relationships which are amortized on an accelerated (declining-balance) basis over their estimated useful lives. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Goodwill and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination.
Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, "Intangibles-Goodwill and Other" ("ASC No. 350"). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.
The Company tests goodwill and long-lived assets annually as of June 30, the last day of its fiscal year, unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, "Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets ("ASC No. 360-10"). ASC No. 360-10 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. No impairment charge has been recorded for the years ended June 30, 2012, and 2011.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011



1.	Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. Income taxes are accounted for under the asset and liability method. The Company provides for federal, and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $26,700 and $26,000 for the years ended June 30, 2012 and 2011.

Shipping and Handling

The Company classifies costs associated with shipping and handling fees as a component of cost of goods sold.

Stock Compensation Plan

The Company has a ten-year stock option plan (the "2012 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus 57,000 options previously granted under the 2002 Stock Option
Plan of the Company (the "Prior Plan"). The 2012 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2012 Plan and options under the 2012 Plan may be granted until 2022. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant which shall not be less than the book value per share of Common Stock as of the end of the most recent fiscal quarter. Non-incentive stock options shall not be granted at less than the fair market value of the shares of Common Stock on the date of grant, and the per share book value. At June 30, 2012, 93,000 shares of Common Stock were available for grant under the 2012 Plan and the Prior Plan.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011



1.	Summary of Significant Accounting Policies (Continued)

Stock Compensation Plan (Continued)

Stock-based compensation is accounted for in accordance with ASC No.
718 "Compensation-Stock Compensation" ("ASC No. 718") which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the years ended June 30, 2012 and 2011, the Company granted 15,000 and 12,000 options that had a fair value of $15,700 and $19,900, respectively, to employees and consultants. The fair value of the options granted during fiscal years 2012 and 2011 were determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for fiscal 2012 and 2011, respectively, were an expected life of 7 and 6 years;
risk free interest rate of 1.00% and 2.09%; volatility of 69% and 73%; and dividend yield of 1.54% and 2.99%. The weighted-average value per share of the options granted in 2012 and 2011 was $1.05 and $1.66, respectively, and stock-based compensation costs were $7,000 and $21,300 for the years ended June 30, 2012 and 2011, respectively. Stock-based compensation costs related to nonvested awards to be recognized in the future are $11,900 and $3,200 as of June 30, 2012 and 2011, respectively.

The Company did not grant any options or warrants as compensation for goods or services to non-employees, except to a director who was granted 10,000 options that had a fair value of $10,000 and $15,300 in each of the years ended June 30, 2012 and 2011, respectively, for consulting services.

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

1.	Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") no. 2011-08, Intangibles-Goodwill and Other (Topic 350) - Testing Goodwill for Impairment
(ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company opted for early adoption as of June 30, 2012. The adoption of ASU 2011-08 did not have an impact on the Company's consolidated results of operations, financial condition or cash flows.

In June 2011, the FASB issued Accounting Standards Update ("ASU")
No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU No. 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, it requires the Company to report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for public companies during the annual periods beginning after December 15, 2011 with early adoption permitted. The Company opted for early adoption as of March 31, 2012. The adoption of ASU 2011-05 did not have an impact on the Company's consolidated results of operations, financial condition or cash flows as it only requires a change in the format of our current presentation.

2.	Acquisition

On November 14, 2011 the Company through SBI, acquired substantially all of the assets of a privately owned company consisting principally of a license and sublicenses under patents held by the University of Maryland, Baltimore County ("UMBC") with respect to the design, development and production of bioprocessing methods, systems and products. The acquisition was pursuant to an asset purchase agreement ("APA") whereby the Company paid to the seller $260,000 in cash, issued 135,135 shares of Common Stock valued at $400,000, issued to UMBC a $230,000 36-month note payable, and agreed to make additional cash payments equal to 30% of net royalties received under the acquired license and sublicenses, to the sellers estimated at a present value of $128,000 on the date of acquisition. The Company was unable to obtain audited financial statements of the business acquired in connection with the acquisition. The inability to include the related audited financial statement as required by the Securities Exchange Act of 1934 in the related Report on Form 8-K filing resulted in the inability of the Company to register under the Securities Act of 1933, as amended, offerings of the Company's securities during the one year period ending November 2012.

2.	Acquisition (Continued)

SBI's revenues are derived from royalties received by SBI under the various sublicense agreements, net of royalty payments due to UMBC and revenues from future sales of certain products being developed under its existing license. University, government, and industrial laboratories working primarily in the biotechnology industry worldwide are its targeted customers.

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
                                          ==========

   *See Note 7, "Goodwill and Other Intangible Assets".

The amounts allocated to Technology, Trademarks, and IPRD and Sublicense Agreements are deemed to have a useful life of 10 years, and to the remaining intangible assets to have a useful life 5 years, all of which are being amortized on a straight-line basis, except for goodwill.

In connection with the acquisition, SBI entered into a research and development agreement providing for the seller to perform services with respect to the research and development of bioprocessing methods, systems, and products pursuant to programs set forth in the agreement, at a fee of $14,000 per month with SBI plus all related expenses. The agreement is for a two year term with SBI having three one-year extension options. SBI has the right to terminate the agreement in the event of a failure to achieve the designated product development terms set forth in the agreement.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011



2.	Acquisition (Continued)

Pro forma results

The unaudited pro forma condensed consolidated financial information in the table below summarizes the consolidated results of operations of Scientific, Altamira, and SBI on a pro forma basis, as though the companies had been consolidated as of the beginning of each of the fiscal years presented. The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the commencement of the fiscal year presented. In addition, the Company was unable to obtain audited historical financial statements and therefore the information presented is based on management's best judgment using the unaudited financial information provided and the effects of the acquisition including amortization and interest expenses excluding total acquisition related costs incurred of $78,500 for the year ended
June 30, 2012:


                             2012               2011
                         __________         __________

Net sales                $6,352,700         $6,019,800

Net income (loss)        $  (48,200)        $   83,400



Net income (loss) per
 share - basic           $  (.04)           $  .06

Net income (loss) per
share - diluted          $  (.04)           $  .06

3.	Segment Information and Concentrations

The Company views its operations as three segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors ("Benchtop Laboratory Equipment Operations"), the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies sold on a direct basis ("Catalyst Research Instruments Operations") and the design of bioprocessing systems and products and related royalty income ("Bioprocessing Systems").

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011




3.	Segment Information and Concentrations (Continued)

Segment information is reported as follows:



               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ __________
June 30, 2012:

 Net Sales     $4,160,500  $1,940,900   $ 101,200  $   -     $6,202,600
 Foreign Sales	2,505,300     884,000       3,600      -      3,392,900
 Profit(Loss)     416,800   ( 190,400)  ( 111,200) ( 78,500)     36,700
 Assets     	2,366,100   1,083,400     822,800 1,499,900   5,772,200
 Long-Lived Asset
    Expenditures   30,700      49,500   1,018,000      -      1,098,200
 Depreciation and
    Amortization   49,300      76,700      59,900      -        185,900



               Benchtop    Catalyst                Corporate
               Laboratory  Research                and        Conso-
               Equipment   Instruments             Other      lidated
               __________  __________              _________  _________

June 30, 2011:

 Net Sales     $4,525,100  $1,344,700  		   $   -     $5,869,800
 Foreign Sales  2,496,200     663,900                  -      3,160,100
 Profit(Loss)     584,400    (313,600)                 -        270,800
 Assets         2,501,000   1,177,400             1,334,800   5,013,200
 Long-Lived Asset
  Expenditures	   39,300      24,300	               -         63,600
 Depreciation and
  Amortization	   56,000     132,400                  -        188,400



During the year ended June 30, 2011, one customer accounted for approximately 11% of the Company's total sales.

Certain information relating to the Company's export sales follows:


                                               2012       2011
                                            __________  __________

Export sales (principally Europe and Asia)  $3,392,900  $3,160,100

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011



4.	Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2012 and 2011 according to the valuation techniques the Company used to determine their fair values:


                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                            Fair Value at
                            June 30, 2012   Level 1    Level 2  Level 3
                            ______________  __________ _______  ________


Cash and cash equivalents	$  769,300  $  769,300  $  -    $  -
Available for sale securities      718,300     718,300     -       -
                                __________  __________  _______ ________
Total			        $1,487,600  $1,487,600  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $  107,400  $    -      $  -   	$107,400
                                ==========  ==========  ======= ========


                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                            Fair Value at
                            June 30, 2011   Level 1    Level 2  Level 3
                            ______________  __________ _______  ________


Cash and cash equivalents	$  907,800  $  907,800  $  -    $  -
Available for sale securities      693,400     693,400     -       -
                                __________  __________  _______ ________
Total			        $1,601,200  $1,601,200  $  -    $  -
                                ==========  ==========  ======= ========

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011



4.	Fair Value of Financial Instruments (Continued)

Investments in marketable securities classified as available-for-sale by security type at June 30, 2012 and 2011 consisted of the following:



                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2012:

       Available for sale:
        Equity securities           $    5,900   $  16,000  $  10,100
        Mutual funds                   725,000     702,300    (22,700)
                                    __________   _________  __________
                                    $  730,900   $ 718,300  $ (12,600)
                                    ==========   =========  ==========



                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2011:

       Available for sale:
        Equity securities           $    7,800   $  13,300  $   5,500
        Mutual funds                   707,100     680,100    (27,000)
                                    __________   _________  __________
                                    $  714,900   $ 693,400  $ (21,500)
                                    ==========   =========  ==========



5.	Inventories

                                2012              2011
                              __________        __________


Raw materials		      $1,146,800	$1,051,300
Work-in-process			 221,900	   408,200
Finished goods			 245,000	   180,300
                              __________        __________

			      $1,613,700	$1,639,800
                              ==========        ==========

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011




6.	Property and Equipment




                      Useful Lives
                         (Years)              2012          2011
                       ____________        __________   __________

Automobiles                  5              $  14,900    $  21,000
Computer equipment          3-5               125,600      123,400
Machinery and equipment	    3-7               602,500      542,800
Furniture and fixtures	    4-10              183,200      172,500
Leasehold improvements	    3-5                66,900       64,100
                                            _________    _________
                                              993,100      923,800
Less accumulated depreciation
  and amortization                            812,600      748,700
                                            _________    _________
                                            $ 180,500    $ 175,100
                                            =========    =========

Depreciation expense was $70,000 and $77,000 for the years ended
June 30, 2012 and 2011, respectively.

7.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $589,900 and $447,900 at June 30, 2012 and June 30, 2011,
all of which is expected to be deductible for tax purposes.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011







7.	Goodwill and Other Intangible Assets (Continued)

The components of other intangible assets are as follows:


                         Useful              Accumulated
                         Lives     Cost      Amortization  Net
                         ______    ________  ____________  _________

At June 30, 2012:

  Technology, trademarks 5/10 yrs. $  864,000  $ 339,300   $ 524,700
  Customer relationships 10 yrs.      237,000    192,100      44,900
  Sublicense agreements  10 yrs.      294,000     18,400     275,600
  Non-compete agreements  5 yrs.      120,000    104,300      15,700
  Other intangible assets 5 yrs.      143,900    127,500      16,400
                                   __________  _________   _________
                                   $1,658,900  $ 781,600   $ 877,300
                                   ==========  =========   =========

                         Useful              Accumulated
                         Lives     Cost      Amortization  Net
                         ______    ________  ____________  _________

At June 30, 2011:

  Technology              5 yrs.   $  300,000  $ 275,000   $  25,000
  Customer relationships 10 yrs.      237,000    177,200      59,800
  Non-compete agreements  5 yrs.      102,000     93,500       8,500
  Other intangible assets 5 yrs.      139,000    120,000      19,000
                                     ________  _________   _________
                                     $778,000  $ 665,700   $ 112,300
                                     ========  =========   =========


Total amortization expense was $115,900 and $111,400 in 2012 and 2011.

Estimated future amortization expense of intangible assets is as follows:


  Fiscal Years
  ____________


     2013             $   112,700
     2014                 108,800
     2015                 105,200
     2016                 109,400
     2017                  93,800
  Thereafter              347,400
                      ___________
                      $   877,300
                      ===========

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011



8.	Loan Payable, Bank

The Company has a line of credit with JPMorgan Chase Bank, N.A.
(the "Bank"), which provides for maximum borrowings of up to $700,000, bearing interest at 3.08 percentage points above a defined LIBOR Index, and secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 13, 2013 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the Note. The Company did not have any amounts outstanding under the line at June 30, 2012 and 2011.

9.	Employee Benefit Plans

The Company has 401(k) profit sharing plans covering its employees, which provide for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. One plan provides for Company matching of 50% of each Benchtop Laboratory Equipment Operations participant's salary deferral election, up to a maximum amount for each participant of 2% of their compensation, while the second plan provides for matching the Catalyst Research Instrument Operations employee contributions up to 4% of their compensation. Total matching contributions amounted to $34,800 and $39,300 for the years ended June 30, 2012 and 2011, respectively.

10.	Commitments and Contingencies

The Company is obligated through January 2015 under a noncancelable operating lease for its Bohemia, New York premises, which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. The future minimum annual rental expense, computed on a straight-line basis, is approximately $209,400 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $233,600 in 2012 and $233,700 in 2011. Accrued rent, payable in future years, amounted to $59,800 and $67,500 at June 30, 2012 and 2011.

The Company was also obligated under an operating lease for its facility in Pittsburgh, Pennsylvania. The lease expired on July 31, 2011 and the Company is currently on a month-to-month tenancy while negotiating a new lease agreement. Total rental expense for the Pittsburgh facility was $56,000 in each of 2012 and 2011, plus $17,000 of related occupancy expenses in 2012 and none in 2011.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011



10.	Commitments and Contingencies (Continued)

The Company's approximate future minimum rental payments under all operating leases are as follows:

     Fiscal Years           Total
     ____________       ____________

         2013           $  216,400
         2014              234,800
         2015              140,100
                        __________
                        $  591,300
                        ==========

The Company has two year employment contracts with its President and Executive Vice President through June 30, 2013, providing for annual base salaries of $138,000 and $126,300, respectively for the fiscal year ended June 30, 2012 and $141,000 and $129,000, respectively, for the fiscal year ending June 30, 2013, plus discretionary performance bonus for each of the fiscal years for both officers. No bonuses have been awarded for the year ended June 30, 2012. The Board of Directors awarded bonuses of $4,000, to the President, and $3,000 to the Executive President for the year ended June 30, 2011.

The Company has an employment contract with the President of Altamira through June 30, 2014, which may be extended by mutual consent for an additional year. The contract provides for an annual base salary of $131,000 and $135,000 for each of the fiscal years ending June 30, 2013 and 2014, respectively, plus discretionary bonuses. No bonuses were awarded for the fiscal year ended June 30, 2012, except for a stock option granted during the year in connection with his services provided with respect to the new subsidiary, SBI, valued at $5,600 using the Black-Scholes-Merton option pricing model. A bonus of $5,000 was paid in the fiscal year ended June 30, 2011 for his services during the twelve month period ended November 30, 2010 under the previous contract.

The Company has a consulting agreement which expires on December 31, 2012 with an affiliate of the Chairman of the Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,300 for a certain number of consulting days as defined in the agreement. Stock options were granted to him valued at $10,000 and $15,300 during each of the years ended June 30, 2012 and 2011, respectively. Consulting expense related to this agreement amounted to $42,800 and $52,200 for the years ended June 30, 2012 and 2011, respectively.

The Company has a consulting agreement which expires March 31, 2013 with another member of its Board of Directors for administrative services providing that the consultant be paid at the rate of $85 per hour. Consulting expense related to this agreement amounted to $5,100 and $9,000 for the fiscal years ended June 30, 2012 and 2011, respectively.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011


11.	Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 15% and 35%, respectively, to the actual tax expense for the applicable fiscal year was as follows:



                                        2012                2011
                                 __________________  _________________

                                            % of                % of
                                            Pre-tax             Pre-tax
                                   Amount   Income     Amount   Income
                                 _________  _______  _________  _______

Computed "expected" income tax   $  9,300    15.0%    $107,500   35.0%
Research and development
  credits                         (11,300)  (18.3)   ( 15,000)   (4.9)
Other, net                        ( 2,200)   (3.5)   ( 12,900)   (4.2)
                                 _________  _______  __________  ______
Income tax expense (benefit)     $( 4,200)   (6.8)%   $ 79,600   25.9%
                                 =========  =======  ==========  ======


Deferred tax assets and liabilities consist of the following:


                                             2012         2011
                                         __________   __________
Deferred tax assets:
  Amortization of intangibles            $ 149,700    $ 130,500
  Various accruals                          44,800       48,200
  Other                                     55,100       55,200
                                         _________    _________
                                           249,600      233,900

Deferred tax liability:
  Depreciation of property
    and amortization of goodwill           (43,400)     (40,400)
                                         __________   __________
Net deferred tax assets                  $ 206,200    $ 193,500
                                         ==========   ==========

The breakdown between current and long-term deferred tax assets and liabilities is as follows:


                                             2012         2011
                                         __________   __________

Current deferred tax assets              $  70,200    $  77,700
                                         _________    _________
Long-term deferred tax assets              179,400      156,200
Long-term deferred tax liabilities         (43,400)     (40,400)
                                         __________   __________
Net long-term deferred tax asset           136,000      115,800
                                         __________   __________

Net deferred tax assets                  $ 206,200    $ 193,500
                                         ==========   ==========

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011




11.	Income Taxes (Continued)

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2012 and 2011, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company's policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense.
The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2009 through 2011. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

12.	Stock Options

Option activity is summarized as follows:



                                     Fiscal 2012        Fiscal 2011
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year   57,000  $  2.45   45,000   $  2.24
  Granted                          15,000     3.54   12,000      3.21
  Exercised                        (4,000)    2.40     -          -
  Forfeited                        (8,000)    2.40     -          -
                                  ________          ________
Outstanding, end of year           60,000     2.73   57,000      2.45
                                  ________ _______  ________  ________
Options exercisable at year-end    52,833  $  2.62   52,833   $  2.40
                                  ________ _______  ________  ________
Weighted average fair value per
  share of options granted
  during fiscal 2012 and 2011              $  1.04            $  1.66
                                           =======            =======

12.	Stock Options (Continued)




         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AS OF AND FOR THE YEARS ENDED JUNE 30, 2012 AND 2011



            As of June 30, 2012                    As of June 30, 2012
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.25-$1.88  20,000       1.54         $  1.59      20,000     $  1.59

$3.07-$3.71  40,000       4.72         $  3.30      32,833     $  3.25
            ________                               ________
             60,000                                 52,833
            ________                               ________




            As of June 30, 2011                    As of June 30, 2011
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.25-$2.40  32,000       1.77         $  1.89      32,000     $  1.89

$3.07-$3.24  25,000       4.94         $  3.16      20,833     $  3.17
            ________                               ________
             57,000                                 52,833
            ________                               ________


13.	Earnings Per Common Share

Earnings per common share data was computed as follows:



                                            2012         2011
                                         __________   __________
Net income                               $   66,100   $  227,600
                                         __________   __________
Weighted average common shares
  outstanding                             1,283,118    1,196,577
Effect of dilutive securities                10,471       16,905
                                         __________   __________
Weighted average dilutive common
  shares outstanding                      1,293,589    1,213,482
                                         __________   __________

Basic earnings per common share          $      .05   $      .19
                                         ==========   ==========
Diluted earnings per common share        $      .05   $      .19
                                         ==========   ==========