Form 10-Q
period 2012-09-30
SCIENTIFIC INDUSTRIES INC
filed 2012-11-14
CIK 87802

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2012

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to_________

Commission File Number: 0-6658

                       SCIENTIFIC INDUSTRIES, INC.
____________________________________________________________________

     (Exact name of registrant as specified in its charter)

       Delaware    	                  04-2217279
____________________________    ________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York               11716
________________________________________        __________
(Address of principal executive offices)	(Zip Code)

                        (631)567-4700
____________________________________________________________________
      (Registrant's telephone number, including area code)

                               Not Applicable
____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), other than Form 8-K Reports, with respect to an acquisition in November 2011 and (2) has been subject to such filing requirements
for the past 90 days.   Yes   X   No
                           _______  _______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer      Accelerated Filer
                               _____                  _____

	Non-accelerated filer        Smaller reporting company   X
                             ______                           ______
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	                                    Yes    X No
                                        ____     ____

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of October 26, 2012 was 1,335,712 shares.

			TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION


ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

					                       Page

	Condensed Consolidated Balance Sheets		        1

	Condensed Consolidated Statements of Operations	        2

	Condensed Consolidated Statements of Comprehensive
	Income (Loss)						3

	Condensed Consolidated Statements of Cash Flows	        4

  	Notes to Condensed Consolidated Financial Statements	5

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS                                             13

ITEM 4	CONTROLS AND PROCEDURES                                15

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K                       16

SIGNATURE                                                      17

EXHIBITS                                                       18

                   PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                         September 30,   June 30,
                                             2012          2012
                                         _____________  __________
Current Assets:		                   (Unaudited)
  Cash and cash equivalents		   $  748,600   $  769,300
  Investment securities			      730,000	   718,300
  Trade accounts receivable, net	      639,100	   623,500
  Inventories				    1,748,300	 1,613,700
  Prepaid expenses and other current assets   150,400	   167,800
  Deferred taxes			       70,600	    70,200
                                           __________   __________
Total current assets			    4,087,000	 3,962,800

Property and equipment at cost, net	      182,400	   180,500

Intangible assets, net  		      850,600	   877,300

Goodwill				      589,900	   589,900

Other assets            		       25,600	    25,700

Deferred taxes				      130,600	   136,000
                                           __________   __________
Total assets                               $5,866,100   $5,772,200
                                           ==========   ==========

	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable			   $  178,700	$  114,800
  Customer advances			      200,900	    98,500
  Notes payable, current		       76,400	    75,800
  Accrued expenses and taxes		      233,000	   237,500
  Contingent consideration payable, current    19,000	    19,000
  Dividends payable			       40,100	      -
                                           __________   __________
 		Total current liabilities     748,100	   545,600

Contingent consideration payable, less
  current portion	                       88,400	    88,400

Notes payable, less current portion	       85,700	   105,000
                                           __________   __________
        Total liabilities		      922,200	   739,000
                                           __________   __________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,355,514 issued and outstanding at
    September 30, and June 30, 2012    	       67,800	    67,800
  Additional paid-in capital                1,972,100	 1,968,700
  Accumulated other comprehensive loss    (     3,000)	(   12,600)
  Retained earnings                         2,959,400	 3,061,700
                                          ___________   __________
                                            4,996,300	 5,085,600
  Less common stock held in treasury, at cost,
   19,802 shares                               52,400       52,400
                                          ___________   __________
        Total shareholders' equity          4,943,900	 5,033,200
        Total liabilities and             ___________   __________
           shareholders' equity            $5,866,100   $5,772,200
                                          ===========   ==========



See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)




		 		     For the Three Month
					Periods Ended
					 September 30,
                                   __________________________
				      2012            2011
                                   __________      __________
Net sales                	   $1,351,700      $1,541,000
Cost of sales		     	      887,300         937,000
                                   __________      __________
Gross profit              	      464,400         604,000
                                   __________      __________
Operating Expenses:
 General and administrative	      279,600         290,900
 Research and development	      120,100          46,900
                                   __________      __________
 	Total operating expenses      556,100         526,800
                                   __________      __________
Income (loss) from operations	  (    91,700)         77,200
                                   __________      __________
Other income (expense):
 Investment income		        2,900           3,600
 Other income			        2,500	        3,200
 Interest expense		  (     1,400)           -
                                   __________      __________
	Total other income		4,000	        6,800
                                   __________      __________
Income (loss) before income tax expense
 (benefit)			  (    87,700)	       84,000
                                   __________      __________
Income tax expense (benefit):
	Current		  	  (    30,600)         21,200
	Deferred		        5,100           3,400
                                   __________      __________
	Total income (loss) tax
          expense (benefit) 	  (    25,500)         24,600
                                   ___________     __________
Net income (loss)		  ($   62,200)     $   59,400
                                   ==========      ==========
Basic earnings (loss) per common
  share                           ($      .05)     $      .05
                                   ==========      ==========
Diluted earnings (loss) per common
  share		                  ($      .05)     $      .05
                                   ==========      ==========
Cash dividends declared
 per common share		   $      .03      $      .05
                                   ==========      ==========



See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



					For the Three Month
					   Periods Ended
					    September 30,
                                      __________________________
					 2012	         2011
                                      __________       _________

Net income (loss)		      ( $62,200)	$59,400

Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax				  9,600        (    900)
                                      __________       _________
Comprehensive income (loss)	      ( $52,600)	$58,500
                                      ==========       =========




See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     For the Three Month Periods Ended
				        Sept. 30, 2012  Sept. 30, 2011
                                        _______________  _____________
Operating activities:
  Net income (loss)                         ($  62,200)     $   59,400
                                            ___________     __________
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
      Depreciation and amortization             44,300          47,100
      Deferred income taxes		         5,100	         3,400
	 Stock-based compensation		 3,400	           600
	 Changes in operating assets and liabilities:
         Accounts receivable                 (  15,600)	    (  232,600)
         Inventories                         ( 134,600)         47,200
         Prepaid expenses and other
          current assets                        17,400          48,800
	     other assets			   100	       -
         Accounts payable                       63,900      (   21,300)
         Customer advances	 	       102,400            -
         Accrued expenses and taxes          (   4,400)     (   18,200)
                                           ____________     ___________
       Total adjustments			82,000         125,000
                                           ____________     ___________
       Net cash provided by (used in)
        operating activities	                19,800      (   65,600)
                                           ____________     ___________
Investing activities:
  Purchase of investment securities,
    available-for-sale                       (   2,300)     (    2,900)
  Capital expenditures                       (  17,400)     (   54,900)
  Purchases of intangible assets             (   2,100)     (    1,300)
                                           ____________     ___________
       Net cash used in
	   investing activities		     (  21,800)	    (   59,100)
                                           ____________     ___________
Financing activities:
  Principal payments on note payable	     (  18,700)	          -
                                           ____________     ___________
Net decrease in cash and
  cash equivalents	 	             (  20,700)     (  124,700)
Cash and cash equivalents,
  beginning of period		               769,300         907,800
                                           ____________     ___________
Cash and cash equivalents, end of period    $  748,600	    $  783,100
                                           ============     ===========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes		                    $     -          $   1,500
  Interest			                 1,400	          -


See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2012. The results for the three months ended September 30, 2012, are not necessarily an indication of the results for the full fiscal year ending
June 30, 2013.

1.	Summary of significant accounting policies:

	Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc. ("Scientific", a Delaware corporation), Altamira Instruments, Inc.("Altamira", a wholly owned subsidiary and Delaware corporation), Scientific Packaging Industries, Inc. (an inactive wholly owned subsidiary and New York corporation) and Scientific Bioprocessing, Inc., ("SBI", a wholly owned subsidiary and Delaware corporation). All are collectively referred to as the "Company". All material intercompany balances and transactions have been eliminated.

2.	New Accounting Pronouncements:


In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU No. 2012-02"), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of ASU No. 2012-02 is not expected to have a material impact on the Company's financial position or results of operations.

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

In connection with the acquisition, SBI entered into a research and development agreement providing for the seller to perform services with respect to the research and development of bioprocessing methods, systems, and products pursuant to programs set forth in the Agreement at a fee of $14,000 per month with SBI to bear all related expenses. The agreement is for a two year term with SBI having three one-year extension options. SBI has the right to terminate the agreement in the event of a failure to achieve the designated product development terms set forth in the agreement.

Pro forma results

The unaudited pro forma condensed consolidated financial information in the table below summarizes the consolidated results of operations of Scientific, Altamira and SBI on a pro forma basis, as though the companies had been consolidated as of July 1, 2011 (the beginning of the period presented). The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the commencement of the period presented.


			     		        For the Three Month
				    		Period Ended
				     		September 30,
                                                ___________________
				    	           2011
                                                ___________________
           Net sales				$1,578,500

           Net income				$   27,100

           Net income
              per share - basic	      	              $.02

           Net income
 	      per share - diluted        	      $.02


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

	Segment information is reported as follows:


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended September 30, 2012:

 Net Sales     $1,064,900  $  284,200   $    2,600  $    -   $1,351,700
 Foreign Sales	  621,700     239,200         -          -      860,900
 Profit(Loss)     117,600  (  134,300) (    75,000)      -  (    91,700)
 Assets     	2,556,900     987,000      801,000 1,521,200  5,866,100
 Long-Lived Asset
    Expenditures    2,100      17,400          -         -       19,500
 Depreciation and
    Amortization   11,100       9,300       23,900       -       44,300





               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended September 30, 2011:

 Net Sales     $1,075,200  $  465,800   $    -     $    -    $1,541,000
 Foreign Sales	  608,700     112,600        - 	        -	721,300
 Profit(Loss)     135,800 (    58,600)       -          -        77,200
 Assets     	2,621,100   1,078,300        -     1,333,400  5,032,800
 Long-Lived Asset
    Expenditures    8,200      46,700        -          -        54,900
 Depreciation and
    Amortization   11,800      35,300        -          -        47,100


Approximately 61% and 63% of net sales of benchtop laboratory equipment for the three month periods ended September 30, 2012 and 2011, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Two customers accounted in the aggregate for approximately 22% and 20%
of the net sales of the Benchtop Laboratory Equipment Operations and 17% and 14% of the consolidated sales for the three months ended September 30, 2012, and 2011, respectively. Sales of catalyst research instruments generally comprise a few very large orders averaging at least $100,000 per order to a limited number of customers, who differ from order to order. Sales to five and three customers represented approximately
97% and 91% of the Catalyst Research Instrument Operations' net sales, respectively, and 17% and 28% of the consolidated sales for the three months ended September 30, 2012 and 2011, respectively.

The Company's foreign sales are principally to customers in Europe and Asia.

5.	Fair Value of Financial Instruments:

The FASB defines the fair value of financial instruments as the a mount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at September 30, 2012 and June 30, 2012 according to the valuation techniques the Company used to determine their fair values:

                                  Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                          Fair Value at
                          September 30, 2012 Level 1    Level 2  Level 3
                          _________________  __________ _______  _______


Cash and cash equivalents	$  748,600  $  748,600  $  -     $  -
Available for sale securities      730,000     730,000     -        -
                                __________  __________  _______  ________
Total			        $1,478,600  $1,478,600  $  -     $  -
                                ==========  ==========  =======  ========
Liabilities:

Contingent consideration        $  107,400  $    -      $  -   	 $107,400
                                ==========  ==========  =======  ========

                                      Fair Value Measurements Using Inputs
                                                  Considered as

Assets:
                          Fair Value at
                          JUne 30, 2012      Level 1    Level 2  Level 3
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
                                ==========  ==========  =======  ========

Investments in marketable securities classified as available-for-sale by security type at September 30, 2012 and June 30, 2012 consisted of the following:

                                                       Unrealized
                                           Fair	       Holding Gain
                            Cost  	   Value  	  (Loss)
                        _________       _________     _____________
At September 30, 2012:
   Available for sale:
   Equity securities	$   5,900	$  16,400     $   10,500
   Mutual funds		  727,100	  713,600	 (13,500)
                        _________       _________     ___________
                        $ 733,000	$ 730,000     $  ( 3,000)
                        =========       =========     ===========

                                                       Unrealized
                                           Fair	       Holding Gain
                            Cost  	   Value  	  (Loss)
                        _________       _________     _____________

At June 30, 2012:
   Available for sale:
   Equity securities	$   5,900	$  16,000     $    10,100
   Mutual funds		  725,000	  702,300	  (22,700)
                        _________       _________     ____________
                        $ 730,900	$ 718,300     $   (12,600)
                        =========       =========     ============

6.	Inventories:

Inventories for financial statement purposes are based on perpetual inventory records at September 30, 2012 and based on a physical count as of June 30, 2012. Components of inventory are as follows:

			    September 30,         June 30,
				 2012   	    2012
                            _____________        ___________

	Raw Materials         $1,291,600	 $1,146,800
	Work in process          248,400            221,900
	Finished Goods           208,300            245,000
                              __________         __________
			      $1,748,300	 $1,613,700
                              ==========         ==========

7.   Earnings (Loss) per common share:

Basic earnings (loss) per common share are computed by dividing net income or loss by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

Earnings (Loss) per common share was computed as follows:

                           	For the Three Month
                           	Periods Ended
                             	September 30,
                                ___________________________
    				     2012            2011
                                ___________________________
Net income (loss)		 ($    62,200)   $   59,400
                                 =============   ==========
Weighted average common
 shares outstanding		    1,335,712     1,196,577
Dilutive  securities	                 -    	     14,924
                                 _____________   __________
Weighted average dilutive
 common shares outstanding	    1,335,712     1,211,501
                                 =============   ==========
Basic earnings (loss) per
 common share		         ($     .05)	 $      .05
                                 =============   ==========
Diluted earnings (loss) per
  common share		         ($     .05)	 $      .05
                                 =============   ==========

Approximately 60,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted loss per common share for the three month period ended September 30, 2012, because the effect would be anti-dilutive due to the loss for the period.

Approximately 2,000 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2011, because the effect would be anti-dilutive.

8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $589,900 as of September 30, 2012 and June 30, 2012, all of which is expected to be deductible for tax purposes.

 The components of other intangible assets are as follows:


			 Useful                Accumulated
			 Lives      Cost       Amortization  Net
                         ________   _________  ____________  _________
 At September 30, 2012:

 Technology, trademarks  5/10 yrs.  $ 864,000  $  354,900    $ 509,100
 Customer relationships   10 yrs.     237,000 	  195,400       41,600
 Sublicense agreements    10 yrs.     294,000      25,700      268,300
 Non-compete agreements    5 yrs.     120,000     105,200       14,800
 Other intangible assets   5 yrs.     146,000     129,200       16,800
                                   __________  __________   __________
	  			   $1,661,000  $  810,400    $ 850,600
                                   ==========  ==========   ==========

			 Useful                Accumulated
			 Lives      Cost       Amortization  Net
                         ________   _________  ____________  _________

 At June 30, 2012:

 Technology, trademarks  5/10 yrs.  $ 864,000  $  339,300    $ 524,700
 Customer relationships   10 yrs.     237,000 	  192,100       44,900
 Sublicense agreements    10 yrs.     294,000      18,400      275,600
 Non-compete agreements    5 yrs.     120,000     104,300       15,700
 Other intangible assets   5 yrs.     143,900     127,500       16,400
                                   __________  __________   __________
	  			   $1,658,900  $  781,600    $ 877,300
                                   ==========  ==========   ==========

Total amortization expense was $28,800 and $28,300 for the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, estimated future amortization expense related to intangible assets is $85,500 for the remainder of the fiscal year ending June 30, 2013, $108,800 for fiscal 2014, $105,200 for fiscal 2015, $109,400 for fiscal
2016, $93,800 for fiscal 2017, and $347,900 thereafter.

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis or Plan of Operations

Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, impact of competition, the ability to reach final agreements, the ability to finance and produce to customers' specifications catalyst research instruments, and to develop marketable bioprocessing systems, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $20,700 to $748,600 as of September 30, 2012 from $769,300 as of June 30, 2012.

Net cash provided by operating activities was $19,800 for the three months ended September 30, 2012 as compared to cash used by operating activities of $65,600 for the comparable three month period in 2011, due mainly to the lower accounts receivable balances generated in the current period compared to the prior period and advances received during the three months ended September 30, 2012 from customers for catalyst research instrument orders received in the current period. Cash used in investing activities was $21,800 for the three month period ended September 30, 2012 compared to $59,100 for the three month period ended September 30, 2011 due primarily to decreased capital expenditures. Cash used in financing activities was $18,700 for the three months ended September 30, 2012 related to a loan in connection with the recent acquisition.

On September 21, 2012, the Board of Directors of the Company declared a cash dividend of $.03 per share of Common Stock payable on November 1, 2012 to holders of record as of the close of business on October 1, 2012.

The Company's working capital decreased by $78,300 to $3,338,900 at September 30, 2012 from $3,417,200 at June 30, 2012, mostly due to the net loss for the current three moth period.

The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. which provides for maximum borrowings of up to $700,000, to bear interest at 3.08 percentage points above a defined LIBOR Index. The interest rate as of September 30, 2012 was approximately 3.32% and the borrowing is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 13, 2013 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the promissory note. As of September 30, 2012 and June 30, 2012, no borrowings under the line were outstanding.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.



Results of Operations

Financial Overview

The Company recorded a loss before income tax benefit of $87,700 for the three month period ended September 30, 2012 compared to income before income taxes of $84,000 for the comparative prior fiscal year period, primarily as a result of the increased loss of the Catalyst Research Instruments Operations and the loss generated by the new Bioprocessing Systems business, which has yet to generate meaningful product sales.



The Three Months Ended September 30, 2012 Compared With the Three Months Ended September 30, 2011

Net sales for the three months ended September 30, 2012 decreased by $189,300 (12.3%) to $1,351,700 from $1,541,000 for the three months ended September 30, 2011, primarily as a result of a $181,600 decrease in catalyst research instrument sales for the quarter. Sales of catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. Sales of benchtop laboratory products decreased slightly by $10,300 compared to the same period last year. The Bioprocessing Systems Operations generated approximately $2,600 in revenues from sales of small parts, but is expected to generate future sales from products currently under development, although no assurance can be given. The backlog of orders for catalyst research instruments was $1,240,000 as of September 30, 2012, substantially all of which is expected to be delivered by fiscal year end, as compared to the backlog as of September 30, 2011 of $268,000.

The gross profit percentage for the three months ended September 30, 2012 decreased to 34.4% compared to 39.2% for the three months ended September 30, 2012, due primarily to higher material costs for the Benchtop Laboratory Equipment Operations and fixed overhead costs for the Catalyst Research Instruments Operations on decreased sales.

General and administrative expenses for the three months ended September 30, 2012 decreased by $11,300 (3.9%) to $279,600 from $290,900 for the three months ended September 30, 2011, primarily due to acquisition costs of the Bioprocessing Systems Operations which were incurred in the three month period ended September 30, 2011.

Selling expenses for the three months ended September 30, 2012 decreased $32,600 (17.2%) to $156,400 from $189,000 for the three months ended September 30, 2011, primarily the result of decreased sales commissions for the Catalyst Research Instruments Operations.

Research and development expenses for the three months ended September 30, 2012 increased by $73,200 (156.1%) to $120,100 from $46,900 for the three months ended September 30, 2011, primarily the result of product development costs related to the new Bioprocessing Systems Operations, and increased development activity by the Benchtop Laboratory Equipment Operations.

Other income decreased to $4,000 for the three months ended September 30, 2012 from $6,800 for the prior year period, mainly due to the interest expense incurred by the new Bioprocessing Systems Operations.

As a result of the loss for the three months ended September 30, 2012, the Company recorded an income tax benefit of $25,500 compared to income tax expense of $24,600 for the three months ended September 30, 2011.

The result of the foregoing was a net loss for the three months ended September 30, 2012 of $62,200 compared to net income of $59,400 for the three months ended September 30, 2011.



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

                                None

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

Date: November 14, 2012