Form 10-Q
period 2012-12-31
SCIENTIFIC INDUSTRIES INC
filed 2013-02-14
CIK 87802

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	     Washington, D.C. 20549

	            FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended    December 31, 2012

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to_________

Commission File Number:  0-6658

                     SCIENTIFIC INDUSTRIES, INC.
____________________________________________________________________

(Exact name of registrant as specified in its charter)

       Delaware         		  04-2217279
____________________________    ____________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                    11716
________________________________________     _______________________
(Address of principal executive offices)	    (Zip Code)

                              (631)567-4700
____________________________________________________________________
(Registrant's telephone number, including area code)

                             Not Applicable
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [X]   No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "Accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer___________	Accelerated Filer_________

Non-accelerated filer_____________   Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                  [  ] Yes   [X] No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of February 4, 2013 was 1,337,663 shares.






                                 TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION


ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

					                       Page

	Condensed Consolidated Balance Sheets		        1

	Condensed Consolidated Statements of Operations	        2

	Condensed Consolidated Statements of Comprehensive
	Income (Loss)						3

	Condensed Consolidated Statements of Cash Flows	        4

  	Notes to Condensed Consolidated Financial Statements	5

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS                                             14

ITEM 4	CONTROLS AND PROCEDURES                                17

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K                       17

SIGNATURE                                                      18

EXHIBITS                                                       19

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

        SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS

	              ASSETS
                                          December 31,   June 30,
                                             2012          2012
                                          (Unaudited)
                                         _____________  __________
Current Assets:
  Cash and cash equivalents		   $  670,400   $  769,300
  Investment securities			      720,100	   718,300
  Trade accounts receivable, net	      942,800	   623,500
  Inventories				    1,834,700	 1,613,700
  Prepaid expenses and other current assets    86,200	   167,800
  Deferred taxes			       70,300	    70,200
                                           __________   __________
Total current assets			    4,324,500	 3,962,800

Property and equipment at cost, net	      174,000	   180,500

Intangible assets, net  		      822,100	   877,300

Goodwill				      589,900	   589,900

Other assets            		       24,100	    25,700

Deferred taxes				      125,400	   136,000
                                           __________   __________
Total assets                               $6,060,000   $5,772,200
                                           ==========   ==========

	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable			   $  142,300	$  114,800
  Customer advances			      356,400	    98,500
  Notes payable, current		       77,100	    75,800
  Accrued expenses and taxes		      221,800	   237,500
  Contingent consideration payable, current    19,000	    19,000
                                            _________   __________
 		Total current liabilities     816,600	   545,600

Contingent consideration payable, less
  current portion	                       88,400	    88,400

Notes payable, less current portion	       66,100	   105,000
                                           __________   __________
        Total liabilities		      971,100	   739,000
                                           __________   __________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,357,465 issued and outstanding at
    December 31, 2012 and 1,355,514 at
    June 30, 2012    	                       67,900	    67,800
  Additional paid-in capital                1,975,300	 1,968,700
  Accumulated other comprehensive income
   (loss)                                         300	(   12,600)
  Retained earnings                         3,097,800	 3,061,700
                                          ___________   __________
                                            5,141,300	 5,085,600
  Less common stock held in treasury, at cost,
   19,802 shares                               52,400       52,400
                                          ___________   __________
        Total shareholders' equity          5,088,900	 5,033,200
        Total liabilities and             ___________   __________
           shareholders' equity            $6,060,000   $5,772,200
                                          ===========   ==========



See notes to unaudited condensed consolidated financial statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                            For the Three Month   For the Six Month
                            Periods Ended	  Periods Ended
                            December 31,          December 31,
                         ______________________ ______________________
                             2012       2011       2012        2011
                         __________  __________ __________  __________
Net sales                $1,876,900  $1,197,600 $3,228,600  $2,738,500
Cost of sales		  1,046,600     707,200  1,934,000   1,644,200
                         __________  __________ __________  __________
Gross profit                830,300     490,400  1,294,600   1,094,300
                         __________  __________ __________  __________
Operating Expenses:
 General & administrative   309,600     335,100    589,200     626,100
 Selling                    191,100     160,100    347,400     349,000
 Research & development     135,100      78,700    255,200     125,500
                         __________  __________ __________  __________
  Total operating
  expenses  		    635,800     573,900  1,191,800   1,100,600
                         __________  __________ __________  __________
Income (loss) from
 operations   		    194,500 (    83,500)   102,800  (    6,300)
                         __________  __________ __________  __________
Other income (expense):
 Investment income	      3,100       3,500      5,900       7,100
 Other			  (   1,600)      2,700	       900	 5,900
 Interest expense	  (   1,300)(     1,200) (   2,700) (    1,200)
                         __________  __________ __________  __________

  Total other income	        200       5,000      4,100      11,800
                         __________  __________ __________  __________
Income (loss) before
 income taxes (benefit)     194,700 (    78,500)   106,900       5,500
                         __________  __________ __________  __________
Income tax expense (benefit):
  Current		     51,800 (    21,800)    21,200 (       500)
  Deferred		      4,500 (     1,400)     9,500       2,000
                         __________  __________ __________  __________
Total income (loss) tax
  expense (benefit)	     56,300 (    23,200)    30,700       1,500
                         __________  __________ __________  __________
Net income (loss)        $  138,400 ($   55,300)$   76,200  $    4,000
                         ==========  ========== ==========  ==========

Basic earnings (loss) per common
 share	                 $  .10      $  (.04)	$  .06	    $  .00

Diluted earnings (loss) per common
 share  		 $  .10      $  (.04) 	$  .06	    $  .00

Cash dividends declared
 per common share	 $  .00	     $   .00	$  .03      $  .05

See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)




				For the Three Month  For the Six Month
				Periods Ended	     Periods Ended
				December 31,	     December 31,
                                ___________________  _________________
				  2012	   2011  	2012     2011
                                ________ __________  ________  _______

Net income (loss)		$138,400 ($ 55,300)  $ 76,200	 4,000

Other comprehensive income:
  Unrealized holding gain
  arising during period,
  net of tax			   3,300     2,300     12,900    1,400
                                ________  ________   ________  _______
Comprehensive income (loss)	$141,700 ($ 53,000)  $ 89,100  $ 5,400
                                ========  ========   ========  =======





   See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 	  For the Six Month Periods Ended
                                               December 31,  December 31,
                                               __________________________
                                                    2012        2011
                                                  _________  _________
Operating activities:
  Net income					  $  76,200  $   4,000
                                                  _________  _________
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
      Loss on sale of investments		      4,800	   -
      Depreciation and amortization		     89,000	 99,300
      Deferred income tax			      9,500       2,000
      Stock-based compensation			      6,700	  1,000
       Changes in operating assets and liabilities:
         Accounts receivable			 (  319,300) (   40,100)
         Inventories		      	         (  221,000) (  315,600)
         Prepaid expenses and other current assets   81,600	 20,000
         Accounts payable                            27,500	112,900
         Customer advances		            257,900     326,900
         Accrued expenses and taxes          	 (   15,700) (   23,200)
         Other assets				      1,600        -
                                                 ___________ ___________
       Total adjustments	        	 (   77,400)    183,200
                                                 ___________ ___________
       Net cash provided by (used in)
         operating activities			 (    1,200)	187,200
                                                 ___________ ___________
Investing activities:
  Intangible assets acquired in acquisition	       -     (  260,000)
  Purchase of investment securities,
    available-for-sale				 (  710,300) (    5,500)
  Capital expenditures				 (   25,200) (   61,900)
  Purchase of intangible assets, other		 (    2,100) (    1,600)
  Redemption of investment securities, available
    for sale					    717,600	   -
                                                 ___________ ___________
       Net cash used in investing activities	 (   20,000) (  329,000)
                                                 ___________ ___________
Financing activities:
 Line of credit proceeds			       -	 60,000
 Proceeds from exercise of stock options	       -	  9,600
 Cash dividend declared and paid		 (   40,100) (   59,900)
 Principal payments on note payable		 (   37,600) (   12,200)
                                                 ___________ ___________
	 Net cash used in financing activities	 (   77,700) (    2,500)
                                                 ___________ ___________
Net decrease in cash
 and cash equivalents				 (   98,900) (  144,300)

Cash and cash equivalents, beginning of year	    769,300     907,800
                                                 ___________ ___________
Cash and cash equivalents, end of period	 $  670,400  $  763,500
                                                 =========== ===========
Supplemental disclosures:
Cash paid during the period for:
 Income taxes				 	 $     -     $    3,300
 Interest					      2,700        -


See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission?s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2012. The results for the three and six months ended December 31, 2012, are not necessarily an indication of the results for the full fiscal year ending
June 30, 2013.

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

3.  Acquisition:

On November 14, 2011, the Company through SBI acquired substantially all of the assets of a privately owned company consisting principally of a license and sublicenses under patents held by the University of Maryland, Baltimore County ("UMBC?) with respect to the design, development and production of bioprocessing methods, systems and products. The acquisition was pursuant to an asset purchase agreement("APA") whereby the Company paid to the seller $260,000 in cash, issued 135,135 shares of Common Stock valued at $400,000, issued to UMBC a $230,000 36-month note payable, and agreed to make additional cash payments equal to 30% of net royalties received under the acquired license and sublicenses, estimated at a present value of $128,000 on the date of acquisition.

SBI's revenues are derived from royalties received by SBI under the various sublicense agreements, net of royalty payments due to UMBC and revenues from sales of certain products being developed under its existing license. University, government, and industrial laboratories working primarily in the biotechnology industry worldwide are its targeted customers.

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

In connection with the acquisition, SBI entered into a research and development agreement providing for the seller to perform services with respect to the research and development of bioprocessing methods, systems, and products pursuant to programs set forth in the Agreement at a fee of $14,000 per month with SBI to bear all related expenses. The agreement is for a two-year term with SBI having three one-year extension options. SBI has the right to terminate the agreement in the event of a failure to achieve the designated product development terms set forth in the agreement.

Pro forma results

The unaudited pro forma condensed consolidated financial information in the table below summarizes the consolidated results of operations of Scientific, Altamira and SBI on a pro forma basis, as though the companies had been consolidated as of July 1, 2011 (the beginning of the prior periods presented). The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the commencement of the period presented.


			     For the Three Month  For the Six Month
			     Period Ended	  Period Ended
			     December 31,         December 31,
                             ___________________  __________________
	      			 2011                 2011
                             ___________________  __________________
       Net sales	     $1,235,100	          $2,813,500

       Net income (loss)    ($   40,700)          $    6,300

       Net income (loss)
        per share - basic	  ($.03)	        $.00

       Net income (loss)
 	per share - diluted       ($.03)                $.00


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

Segment information is reported as follows (foreign sales are principally to customers in Europe and Asia):

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended December 31, 2012:

 Net Sales     $1,164,900  $  664,900   $   47,100  $    -   $1,876,900
 Foreign Sales	  747,900     279,800         -          -    1,027,700
 Profit(Loss)     157,200      68,200  (    30,900)      -      194,500
 Assets     	2,485,700   1,695,400      963,100    915,800 6,060,000
 Long-Lived Asset
    Expenditures    7,100         700          -         -        7,800
 Depreciation and
    Amortization   11,500       9,200       24,000       -       44,700


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended December 31, 2011:

Net Sales     $1,108,500  $   89,100  $     -    $      -     $1,197,600
Foreign Sales    755,100       8,400        -	        -	 763,500
Profit(Loss)     100,200  (  117,800) (   32,300)  (  33,600) (   83,500)
Assets         2,467,600   1,375,700      866,600  1,481,800   6,191,700
Long-Lived Asset
  Expenditures     4,500       2,800      876,000       -        883,300
Depreciation and
  Amortization    12,300      27,800       12,000       -         52,100


Approximately 73% and 63% of net sales of benchtop laboratory equipment (46% and 59% of total net sales) for the three month periods ended December 31, 2012 and 2011, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Two customers accounted in the aggregate for approximately 24% and 26%
of the net sales of the Benchtop Laboratory Equipment Operations and 15% and 24% of total net sales for the three months ended December 31, 2012, and 2011, respectively. Sales of catalyst research instruments generally comprise a few very large orders averaging at least $100,000 per order to a limited number of customers, who differ from order to order. Sales to four customers and one customer represented approximately 95% and 73% of the Catalyst Research Instrument Operations' net sales, respectively, and 34% and 25% of total net sales for the three months ended
December 31, 2012 and 2011, respectively.

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Six months ended December 30, 2012:

 Net Sales     $2,229,700  $  949,200   $   49,700  $    -   $3,228,600
 Foreign Sales	1,369,600     519,000         -          -    1,888,600
 Profit(Loss)     274,800 (    66,100)  (  105,900)      -      102,800
 Assets     	2,485,700   1,695,400      963,100    915,800 6,060,000
 Long-Lived Asset
    Expenditures    9,200      18,100          -         -       27,300
 Depreciation and
    Amortization   22,600      18,500       47,900       -       89,000


                Benchtop    Catalyst     Bio-       Corporate
                Laboratory  Research     processing and       Conso-
                Equipment   Instruments  Systems    Other     lidated
                __________  ___________  __________ _________ __________
Six months ended December 31, 2011:

Net Sales      $2,183,600  $  554,900  $    -     $    -    $2,738,500
Foreign Sales	1,363,700     121,100       -	       -     1,484,800
Profit(Loss)      260,600  (  176,400) (  32,300) (  58,200) (   6,300)
Assets	        2,467,600   1,375,700    866,600  1,481,800  6,191,700
Long-Lived Asset
   Expenditures	   14,000      49,500    876,000       -       939,500
Depreciation and
   Amortization    24,300      63,000     12,000       -        99,300


Approximately 68% and 63% of net sales of benchtop laboratory equipment (47% and 50% of total net sales) for the six month periods ended December 31, 2012 and 2011, respectively, were derived from the segment's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 23% of the segment's net sales for each of the two comparative periods and 16% and 19%, respectively, of total net sales for the six month periods ended December 31, 2012 and 2011.

Sales of catalyst research instruments to four different customers in each of the six month periods, accounted for approximately 67% and 88% of the segment's net sales and 20% and 18% of total net sales for the six month period ended December 31, 2012 and 2011, respectively.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at December 31, 2012 and June 30, 2012 according to the valuation techniques the Company used to determine their fair values:

                                   Fair Value Measurements Using Inputs
                                                  Considered as

Assets:
                          Fair Value at
                          December 31, 2012  Level 1    Level 2  Level 3
                          _________________  __________ _______  _______

Cash and cash equivalents	$  670,400  $  670,400  $  -     $  -
Available for sale securities      720,100     720,100     -        -
                                __________  __________  _______  ________
Total			        $1,390,500  $1,390,500  $  -     $  -
                                ==========  ==========  =======  ========
Liabilities:

Contingent consideration        $  107,400  $    -      $  -   	 $107,400
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
                                ==========  ==========  =======  ========

Investments in marketable securities classified as available-for-sale by security type at December 31, 2012 and June 30, 2012 consisted of the following:
                                                      Unrealized
                                           Fair	       Holding Gain
                            Cost  	   Value  	  (Loss)
                        _________       _________     _____________
At December 31, 2012:
   Available for sale:
   Equity securities	$  31,800	$  31,100     $  (   700)
   Mutual funds		  688,000	  689,000	   1,000
                        _________       _________     ___________
                        $ 719,800	$ 720,100     $      300
                        =========       =========     ===========

                                                       Unrealized
                                           Fair	       Holding Gain
                            Cost  	   Value  	  (Loss)
                        _________       _________     _____________

At June 30, 2012:
   Available for sale:
   Equity securities	$   5,900	$  16,000     $    10,100
   Mutual funds		  725,000	  702,300	  (22,700)
                        _________       _________     ____________
                        $ 730,900	$ 718,300     $   (12,600)
                        =========       =========     ============

6.	Inventories:

Inventories for financial statement purposes are based on perpetual inventory records at December 31, 2012 and based on a physical count as of June 30, 2012. Components of inventory are as follows:

			 December 31,  	 June 30,
			     2012   	   2012
                         ____________    __________
   Raw Materials         $1,297,300	 $1,146,800
   Work in process          369,900    	    221,900
   Finished Goods           167,500	    245,000
                         __________      __________
			 $1,834,700	 $1,613,700
                         ==========      ==========

7.   Earnings (Loss) per common share:

Basic earnings (loss) per common share are computed by dividing net income or loss by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

Earnings (Loss) per common share was computed as follows:

             		   For the Three Month	   For the Six Month
             		   Periods Ended	   Period Ended
                           December 31,            December 31,
                           _______________________ ____________________
			      2012         2011      2012       2011

Net income (loss)	   $   138,400 ($  55,300) $  76,200 $    4,000
                           =========== =========== ========= ==========
Weighted average common
  shares outstanding   	     1,337,175  1,265,613  1,336,444  1,231,095
Dilutive  securities	         3,765	     -	       4,463     14,873
                           ___________ ___________ _________ __________
Weighted average dilutive
  common shares outstanding  1,340,940  1,265,613  1,340,907  1,245,968
                           =========== ==========  ========= ==========
Basic earnings (loss) per
  common share		   $       .10 ($     .04) $     .06 $      .00
                           =========== ==========  ========= ==========
Diluted earnings (loss) per
  common share		   $       .10 ($     .04) $     .06 $      .00
                           =========== ==========  ========= ==========

Approximately 40,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for each of the three and six month periods ended December 31, 2012, because the effect would be anti-dilutive.

Approximately 57,000 and 2,000 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three and six month periods ended December 31, 2011, because the effect would be anti-dilutive.

8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $589,900 as of December 31, 2012 and June 30, 2012, all of which is deductible for tax purposes.

 The components of other intangible assets are as follows:


			  Useful              Accumulated
			  Lives      Cost     Amortization    Net
                          ______   _________  ____________ _________
 At December 31, 2012:

 Technology, trademarks  5/10 yrs. $ 864,000  $   370,600  $ 493,400
 Customer relationships   10 yrs.    237,000      198,400     38,600
 Sublicense agreements    10 yrs.    294,000       33,100    260,900
 Non-compete agreements    5 yrs.    120,000      106,000     14,000
 Other intangible assets   5 yrs.    146,000      130,800     15,200
                                  __________  ___________  _________
	  			  $1,661,000  $   838,900  $ 822,100
                                  ==========  ===========  =========

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
                                   __________  __________   __________
	  			   $1,658,900  $  781,600    $ 877,300
                                   ==========  ==========   ==========

Total amortization expense was $28,600 and $33,000 for the three months ended December 31, 2012 and 2011, respectively and $57,400 and $61,300 for the six months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, estimated future amortization expense related to intangible assets is $56,900 for the remainder of the fiscal year ending June 30, 2013, $108,800 for fiscal 2014, $105,200 for fiscal 2015,
$109,400 for fiscal 2016, $93,800 for fiscal 2017, and $348,000 thereafter.

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis or Plan of Operations

Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, impact of competition, the ability to reach final agreements, the ability to finance and produce to customers? specifications catalyst research instruments, and to develop marketable bioprocessing systems, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company?s control. Consequently, no forward-looking statement can be guaranteed.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.



Liquidity and Capital Resources

Cash and cash equivalents decreased by $98,900 to $670,400 as of December 31, 2012 from $769,300 as of June 30, 2012.

Net cash used in operating activities was $1,200 for the six months ended December 31, 2012 as compared to $187,200 provided by operating activities for the comparable six month period in 2011, due mainly to higher accounts receivable balances outstanding in the current year period compared to the prior period. Cash used in investing activities was $20,000 for the six month period ended December 31, 2012 compared to $329,000 for the six month period ended December 31, 2011, due to the acquisition by SBI of intangible assets in the prior year period. The Company reflected cash used in financing activities of $77,700 in the current year period compared to only $2,000 in the prior year comparable period, because of cash received last year under the line of credit.

On September 21, 2012, the Board of Directors of the Company declared a cash dividend of $.03 per share of Common Stock payable on November 1, 2012 to holders of record as of the close of business on October 1, 2012 as compared to $.05 per share paid in the prior fiscal year period.

The Company's working capital increased by $90,700 to $3,507,900 as of December 31, 2012 from working capital of $3,417,200 at June 30, 2012, mainly due to the income for the period.

The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. which provides for maximum borrowings of up to $700,000, bearing interest at 3.08 percentage points above a defined LIBOR Index. The interest rate as of December 31, 2012 was approximately 3.32% and any borrowing is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 13, 2013 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the promissory note. As of December 31, 2012 and June 30, 2012, no borrowings under the line were outstanding.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.


Results of Operations

Financial Overview

The Company recorded income before income taxes of $194,700 and $106,900 for the three and six month periods ended December 31, 2012, respectively, compared to a loss before income tax benefit of $78,500 for the year earlier three month period and income before income tax of $5,500 for the year earlier six month period, primarily as a result of higher income derived from increased sales of catalyst research instruments and benchtop laboratory equipment products.

The Three Months Ended December 31, 2012 Compared With the Three
Months Ended December 31, 2011

Net sales for the three months ended December 31, 2012 increased by $679,300 (56.7%) to $1,876,900 from $1,197,600 for the three months ended December 31, 2011 as a result of increased sales of $575,800 by the Catalyst Research Instruments Operations and of $56,400 by the Laboratory Equipment Operations, and a $47,100 increase in revenues, mainly royalties of the Bioprocessing Systems Operations. Sales of the benchtop laboratory equipment products generally are pursuant to many small purchase orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $1,452,300 as of December 31, 2012, all of which are anticipated to be delivered by fiscal year end; the back log as of December 31, 2011 was $995,000.

The Company's gross profit percentage for the three months ended December 31, 2012 increased to 44.2% from 40.9% for the year earlier three month period primarily as a result of increased catalyst research instrument sales and lower overhead costs for the Benchtop Laboratory Equipment Operations.

General and administrative expenses for the three month comparative periods ended December 31, 2012 and December 31, 2011 decreased by $25,500 (7.6%) to $309,600 from $335,100 primarily due to the expenses related to the asset acquisition by SBI incurred in the prior year period.

Selling expenses for the three months ended December 31, 2012 increased by $31,000 (19.4%) to $191,100 from $160,100 for the three months ended December 31, 2011, primarily the result of commissions paid with respect to the increase in catalyst research instruments sales.

Research and development expenses for the three months ended December 31, 2012 increased $56,400 (71.7%) to $135,100 from $78,700 for the three months ended December 31, 2011, primarily the result of increased product development activity by the Company's Benchtop Laboratory Equipment Operations and new product development by the Bioprocessing Systems Operations.

As a result of the $194,700 income before income taxes for the three months ended December 31, 2012, compared to a $78,500 loss before income tax benefit for the three months ended December 31, 2011, the Company recorded income tax expense of $56,300 compared to income tax benefit of $23,200 for the three months ended December 31, 2011.

The Six Months Ended December 31, 2012 Compared With the Six Months Ended December 31, 2011

Net sales for the six months ended December 31, 2012 increased by $490,100 (17.9%) to $3,228,600 compared to $2,738,500 for the six months ended December 31, 2011, due to increases of $394,300 in catalyst research instrument sales and $46,100 in benchtop laboratory equipment sales, and an increase of $49,700 in revenues, mainly royalties, of the Bioprocessing Systems Operations. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $1,452,300 as of December 31, 2012, all of which are anticipated to be delivered by fiscal year end; the backlog as of December 31, 2011 was $995,000.

General and Administrative expenses decreased by $36,900 (5.9%) to $589,200 for the six months ended December 31, 2012 from $626,100 for the comparable period of the prior year, primarily due to the expenses related to SBI's asset acquisition in November 2011, partially offset by the related amortization expenses in the current year by the Bioprocessing Systems Operations.

Research and development expenses for the six months ended
December 31, 2012 increased $129,700 (103.3%) to $255,200 compared to $125,500 for the six months ended December 31, 2011, due to increased new product development activity by the Company's
Benchtop Laboratory Equipment Operations and new product development by the Bioprocessing Systems Operations.

Total other income for the six month period ended December 31, 2012 decreased by $7,700 to $4,100 from $11,800 for the six month period ended December 31, 2011, mainly due to interest expense incurred by the Bioprocessing Systems Operations and losses on sales of investment securities.

As a result of the foregoing, income tax expense for the six month period ended December 31, 2012 was $30,700 compared to $1,500 for the comparable period of the prior fiscal year, and net income for the six months ended December 31, 2012 was $76,200 compared to $4,000 for the six months ended December 31, 2011.

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

	  10(k)-1 Lease agreement between Altamira Instruments, Inc. and Allegheny Homes, LLC with respect to the Company's Pittsburgh, Pennsylvania facilities.

          31.1	   Certification of Chief Executive Officer and Chief
                   Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	  32.1	   Certification of Chief Executive Officer and Chief
                   Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



	(b) Reports on Form 8-K:

            Report dated December 4, 2012 reporting under Item
            1.01.

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

Date: February 14, 2013