Form 10-Q
period 2013-03-31
SCIENTIFIC INDUSTRIES INC
filed 2013-05-14
CIK 87802

UNITED STATES
	    SECURITIES AND EXCHANGE COMMISSION
	         Washington, D.C. 20549

	                 FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended    March 31, 2013
                          ______________________
      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to___________

Commission File Number:             0-6658
                      ___________________________
                      SCIENTIFIC INDUSTRIES, INC.

    (Exact name of registrant as specified in its charter)

       Delaware                          04-2217279
____________________________    _________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York               11716
________________________________________        __________
(Address of principal executive offices)	(Zip Code)

                              (631)567-4700
     ____________________________________________________
     (Registrant=s telephone number, including area code)

                            Not Applicable
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      		Accelerated Filer

Non-accelerated filer        		Smaller reporting company ( X )
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                         Yes   ( X ) No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of April 26, 2013 was 1,337,663 shares.

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


        Notes to Unaudited Condensed Consolidated Financial
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

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS
                                           March 31,    June 30,
                                               2013       2012
Current assets:		                   (Unaudited)
                                           __________   __________
  Cash and cash equivalents		   $  946,400   $  769,300
  Investment securities			      729,500	   718,300
  Trade accounts receivable, net	      731,700	   623,500
  Inventories				    2,245,200	 1,613,700
  Prepaid expenses and other current assets    63,600	   167,800
  Deferred taxes			       72,600	    70,200
                                           ----------   ----------

Property and equipment, net		      161,600	   180,500

Intangible assets, net  		      794,200	   877,300

Goodwill				      589,900	   589,900

Other assets            		       24,100	    25,700

Deferred taxes				      114,700	   136,000
                                           ----------   ----------
Total assets                               $6,473,500	$5,772,200
                                           ==========   ==========
	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable			   $  139,600   $  114,800
  Customer advances			      503,200	    98,500
  Notes payable, current		       77,700	    75,800
  Accrued expenses and taxes		      381,200	   237,500
  Contingent consideration payable, current    19,000	    19,000
                                           ----------   ----------
 		Total current liabilities   1,120,700	   545,600

Contingent consideration payable, less current
portion	                                       62,500	    88,400

Notes payable, less current portion	       46,500	   105,000
                                           ----------   ----------
        Total liabilities		    1,229,700	   739,000
                                           ----------   ----------
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,357,465 issued and outstanding at
    March 31, 2013 and 1,355,514 at
    June 30, 2012                              67,900	    67,800
  Additional paid-in capital                1,976,200	 1,968,700
  Accumulated other comprehensive income (loss) 4,200	 (  12,600)
  Retained earnings                         3,247,900	 3,061,700
                                           ----------   ----------
                                            5,296,200	 5,085,600
  Less common stock held in treasury, at cost,
   19,802 shares                               52,400	    52,400
                                           ----------   ----------
Total shareholders' equity                  5,243,800	 5,033,200
                                           ----------   ----------
Total liabilities and
  shareholders' equity                     $6,473,500	$5,772,200
                                           ==========   ==========


 See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                        For the Three Month	For the Nine Month
                            Periods Ended          Periods Ended
                               March 31,               March 31,
                         ______________________ ______________________
                             2013      2012         2013       2012
                         __________  __________ __________  __________
Net sales                $1,626,100  $1,519,500 $4,854,700  $4,258,000
Cost of sales		    810,700     920,500  2,744,700   2,564,700
                         ----------  ---------- ----------  ----------
Gross profit                815,400     599,000  2,110,000   1,693,300
                         ----------  ---------- ----------  ----------
Operating expenses:
 General & administrative   320,800     318,900    910,000     945,000
 Selling                    188,600     170,800    536,000     519,800
 Research & development     100,800     125,000    356,000     250,500
                         ----------  ---------- ----------  ----------
  Total operating
  expenses  		    610,200     614,700  1,802,000   1,715,300
                         ----------  ---------- ----------  ----------
Income (loss) from
 operations   		    205,200 (    15,700)   308,000 (    22,000)
                         ----------  ---------- ----------  ----------
Other income (expense):
 Investment income	      5,700       2,900     11,600      10,000
 Other			        600       3,100	    1,500	 9,000
 Interest expense	  (   1,100)(     1,700)(   3,800) (     2,900)
                         ----------  ----------  --------   ----------
  Total other income	      5,200       4,300     9,300       16,100
                         ----------  ----------  --------   ----------
Income (loss) before
 income taxes (benefit)     210,400 (    11,400)   317,300 (     5,900)
                         ----------  ----------  ---------  ----------
Income tax expense (benefit):
  Current		     53,600 (     2,900)    74,800 (     3,400)
  Deferred		      6,700 (       300)    16,200       1,700
                         ----------  ----------  ---------  ----------
Total income (loss) tax
  expense (benefit)	     60,300 (     3,200)    91,000 (     1,700)
                         ----------  ----------  ---------  ----------
Net income (loss)         $ 150,100 ($    8,200) $ 226,300 ($    4,200)
                         ==========  ==========  =========  ==========

Basic earnings (loss) per common
 share	                  $  .11     $ (.01)	 $  .17	    $  .00
Diluted earnings (loss) per common
 share  		  $  .11     $ (.01) 	 $  .17	    $  .00

Cash dividends declared
 per common share	  $  .00     $  .00	 $  .03	    $  .05


See notes to unaudited condensed consolidated financial statements

            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)




		                For the Three Month    For the Nine Month
                                Periods Ended          Periods Ended
                                March 31,              March 31,
                                ___________________    ____________________
                                   2013      2012         2013       2012
                                ___________________    ____________________
Net income (loss)		$ 150,100 ($  8,200)   $ 226,300  ($  4,200)

Other comprehensive income:
  Unrealized holding gain
  arising during period,
  net of tax			    3,900     7,500	  16,800      8,900
                                ---------  --------    ---------  ---------
Comprehensive income (loss)     $ 154,000 ($    700)   $ 243,100  $   4,700
                                =========  ========    =========  =========




See notes to unaudited condensed consolidated financial statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 	       For the Nine Month Periods Ended
                                                March 31, 2013  March 31, 2012
Operating activities:
  Net income (loss)				    $ 226,300	($   4,200)
                                                    ---------    ---------
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Loss on sale of investments                       7,400         -
      Depreciation and amortization		      132,400	   141,600
      Deferred income tax benefit		       16,200	     1,700
      Stock-based compensation			        7,600	     5,700
      Changes in operating assets and liabilities:
         Accounts receivable			   (  108,200)	    51,000
         Inventories			           (  631,500)	(  492,600)
         Prepaid expenses and other current assets    104,200	    41,000
         Accounts payable                              24,800	    23,500
         Customer advances		              404,700	   307,100
         Accrued expenses and taxes		      143,700	     5,900
         Other assets	          	                1,600	      -
                                                    ---------    ---------
      Total adjustments	        	              102,900	    84,900
                                                    ---------    ---------
      Net cash provided by operating activities	      329,200	    80,700
                                                    ---------    ---------
Investing activities:
  Intangible assets acquired in acquisition of SBI       -   	(  260,000)
  Redemption of investment securities,
    available-for-sale				      717,600	      -
  Purchase of investment securities,
    available-for-sale				   (  716,900)	(    8,300)
  Capital expenditures				   (   28,100)	(   66,100)
  Purchase of other intangible assets		   (    2,100)	(    4,900)
                                                    ---------    ---------
       Net cash used in investing activities	   (   29,500)	(  339,300)
                                                    ---------    ---------
Financing activities:
 Line of credit proceeds				 - 	    60,000
 Line of credit repayments				 - 	(   60,000)
 Payments of contingent consideration		   (   25,900)	(   16,100)
 Proceeds from exercise of stock options	         - 	     9,600
 Cash dividend declared and paid		   (   40,100)	(   59,900)
 Principal payments on note payable		   (   56,600)	(   30,600)
                                                    ---------    ---------
	 Net cash used in financing activities	   (  122,600)	(   97,000)
                                                    ---------    ---------
Net increase (decrease) in cash
 and cash equivalents				      177,100 	(  355,600)

Cash and cash equivalents, beginning of year	      769,300      907,800
                                                    ---------    ---------
Cash and cash equivalents, end of period	    $ 946,400    $ 552,200
                                                    =========    =========
Supplemental disclosures:
Cash paid during the period for:
 Income taxes				 	    $    -       $   3,300
 Interest					        3,800	     2,900



See notes to unaudited condensed consolidated financial statements

      SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2012. The results for the three and nine months ended March 31, 2013, are not necessarily an indication of the results for the full fiscal year ending June 30, 2013.

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

2.  New Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S.
GAAP that provide additional detail about those amounts. ASU 2013-02 became effective for the Company for this reporting period, however the adoption of ASU 2013-02 did not have an impact on the reporting of the Company's financial statements.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment"
("ASU 2012-02"), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required.
ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.
The adoption of the provisions of ASU 2012-02 is not expected to have a material impact on the Company's financial position or results of operations.

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

SBI's revenues are derived from royalties received by SBI under the various sublicense agreements, net of royalty payments due to UMBC, and revenues from sales of certain products being developed under its existing license. University, government, and industrial laboratories working primarily in the biotechnology industry worldwide are its targeted customers. Management of the Company allocated the purchase price based on its valuation of the assets acquired, all of which are intangible, as follows:

        Technology, trademarks, and in-process
        research & development ("IPR&D")		$  500,000
        Sublicense agreements				   294,000
        Engineering drawings and software 		    64,000
        Non-competition agreements			    18,000
        Goodwill*					   142,000
                                                        ----------
        Total Purchase Price				$1,018,000
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

In May 2013, the Company was advised of the death of Dr. Joseph Qualitz, the Chief Operating Officer of the seller. Pursuant to the research and development agreement, the Company has the option to terminate the agreement effective immediately unless the Company consents to a replacement who has the skills, education, experience and capabilities similar to those of Dr. Qualitz. No assurance can be given that such replacement will be made. The Company believes that a termination will not be materially adverse to the Company's operations or financial condition as the research and development services can be performed by its staff, or if needed, through qualified subcontractors at no additional material increase in cost from that to be incurred if the research agreement was not terminated.

       Pro forma results

The unaudited pro forma condensed consolidated financial information in the table below summarizes the consolidated results of operations of the Company on a pro forma basis, as though SBI had been consolidated as of July 1, 2011 (the beginning of the prior periods presented). The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the commencement of the period presented.


			     		For the Nine Month
			    		Period Ended
			     		March 31,
                                        __________________
			    		       2012
                                        __________________
       Net sales			$4,333,000

       Net income (loss)               ($   12,900)

       Net income (loss)
 	 per share - basic	       ($.01)

       Net income (loss)
 	 per share - diluted           ($.01)

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

Segment information is reported as follows:

		    Benchtop	  Catalyst	  	   Corporate
	            Laboratory    Research  Bioprocessing    and
                    Equipment   Instruments    Systems      Other  Consolidated
                    __________  ___________ _____________ __________ __________
Three months ended March 31, 2013:

 Net Sales	    $1,229,800   $  360,600  $    35,700  $     -    $1,626,100
 Foreign Sales	       645,300      107,300          -	        -       752,600
 Profit(Loss)          243,300	      3,600  (    41,700)       -       205,200
 Assets     	     2,719,500    1,932,600      904,600     916,800  6,473,500
 Long-Lived Asset
    Expenditures	 1,700        1,200         -           -         2,900
 Depreciation and
    Amortization        10,700        8,700       24,000        -        43,400



	            Benchtop	  Catalyst	  	   Corporate
	            Laboratory    Research  Bioprocessing    and
                    Equipment   Instruments    Systems      Other  Consolidated
                    __________  ___________ _____________ __________ __________
Three months ended March 31, 2012:

 Net Sales	    $1,025,300   $  418,300  $    75,900  $    -     $1,519,500
 Foreign Sales	       613,900      405,900        3,600       -      1,023,400
 Profit(Loss)           80,700	 (   76,000) (    16,300) (   4,100) (   15,700)
 Assets     	     2,446,300    1,239,700      842,700  1,492,500   6,021,200
 Long-Lived Asset
    Expenditures	 7,500         -            -          -          7,500
 Depreciation and
    Amortization        12,500        5,900       24,000       -         42,400


Approximately 71% and 62% of net sales of benchtop laboratory equipment for the three month periods ended March 31, 2013 and 2012, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Two benchtop laboratory equipment customers accounted for approximately 27% of the segment's net sales for each of the three month periods ended March 31, 2013 and 2012 (20% and 18% of total net sales, respectively, for the periods).

Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales to three customers in the three months ended March 31, 2013 and two different customers in the three months ended March 31, 2012, accounted respectively for 92% of the segment's net sales for each of the periods
(20% and 25% of total net sales for the respective periods).

	            Benchtop	  Catalyst	  	   Corporate
	            Laboratory    Research  Bioprocessing    and
                    Equipment   Instruments    Systems      Other  Consolidated
                    __________  ___________ _____________ __________ __________
Nine months ended March 31, 2013:

 Net Sales	    $3,459,500   $1,309,700  $    85,500  $    -     $4,854,700
 Foreign Sales	     2,014,900      626,400         -  	       -      2,641,300
 Profit(Loss)          518,100	 (   62,500) (   147,600)      -        308,000
 Assets     	     2,719,500    1,932,600      904,600    916,800   6,473,500
 Long-Lived Asset
    Expenditures        10,900       19,300         -          -         30,200
 Depreciation and
    Amortization        33,300       27,200       71,900       -        132,400






	            Benchtop	  Catalyst	  	   Corporate
	            Laboratory    Research  Bioprocessing    and
                    Equipment   Instruments    Systems      Other  Consolidated
                    __________  ___________ _____________ __________ __________
Nine months ended March 31, 2012:

 Net Sales	    $3,208,900   $  973,200  $    75,900   $   -     $4,258,000
 Foreign Sales	     1,977,700      527,000        3,600       -      2,508,300
 Profit(Loss)          341,300	 (  252,400) (    48,600) (  62,300) (   22,000)
 Assets     	     2,446,300    1,239,700      842,700  1,492,500   6,021,200
 Long-Lived Asset
    Expenditures       21,500        49,500      876,000       -        947,000
 Depreciation and
    Amortization       36,700        68,900       36,000       -        141,600


Approximately 69% and 63% of net sales of benchtop laboratory equipment for the nine month periods ended March 31, 2013 and 2012, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Two benchtop laboratory equipment customers, accounted for approximately 24% and 26% of the segment's net sales (17% and 24% of total net sales) for the nine month periods ended March 31, 2013 and 2012, respectively.

Sales of catalyst research instruments to three customers in the nine months ended March 31, 2013 and to three other customers in the nine months ended March 31, 2012 accounted for approximately 49% and 65% of that segment's net sales (13% and 15% of total net sales) for the respective nine month periods.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2013 and June 30, 2012 according to the valuation techniques the Company used to determine their fair values:


                                      Fair Value Measurements Using Inputs
                                                  Considered as

Assets:
                            Fair Value at
                            March 31, 2013     Level 1   Level 2  Level 3
                            _______________  __________ _______  _______

Cash and cash equivalents	 $  946,400  $  946,400  $  -    $  -
Available for sale securities  	    729,500	729,500     -       -
                                 __________  __________  ______  ________
Total				 $1,675,900  $1,675,900  $  -    $  -
                                 ==========  ==========  ======  ========
Liabilities:

Contingent consideration	 $   81,500  $     -     $  -    $ 81,500
                                 ==========  ==========  ======  ========

                                      Fair Value Measurements Using Inputs
                                                  Considered as

Assets:
                            Fair Value at
                            June 30, 2012      Level 1   Level 2  Level 3
                            ______________  __________  _______  _______

Cash and cash equivalents	$  769,300  $  769,300  $  -     $  -
Available for sale securities      718,300     718,300     -        -
                                __________  __________  _______  ________
Total			        $1,487,600  $1,487,600  $  -     $  -
                                ==========  ==========  =======  ========
Liabilities:

Contingent consideration        $  107,400  $    -      $  -   	 $107,400
                                ==========  ==========  =======  ========




Investments in marketable securities classified as available-for-sale by security type at March 31, 2013 and June 30, 2012 consisted of the following:

                                                       Unrealized
                                           Fair	       Holding Gain
                            Cost  	   Value  	  (Loss)
                        _________       _________     _____________
At March 31, 2013:
   Available for sale:
   Equity securities	$  29,300	$  31,800     $     2,500
   Mutual funds		  696,000	  697,700	    1,700
                        _________       _________     ___________
                        $ 725,300	$ 729,500     $     4,200
                        =========       =========     ===========

                                                       Unrealized
                                           Fair	       Holding Gain
                            Cost  	   Value  	  (Loss)
                        _________       _________     _____________

At June 30, 2012:
   Available for sale:
   Equity securities	$   5,900	$  16,000     $    10,100
   Mutual funds		  725,000	  702,300	  (22,700)
                        _________       _________     ____________
                        $ 730,900	$ 718,300     $   (12,600)
                        =========       =========     ============

6.  Inventories:

At interim reporting periods, inventories for financial statement purposes are based on perpetual inventory records. Components of inventory are as follows:

                       March 31,  		   June 30,
                         2013   		    2012
                      __________                __________
Raw Materials         $1,329,700		$1,146,800
Work in process          762,000    		   221,900
Finished Goods           153,500		   245,000
                      __________                __________
                      $2,245,200		$1,613,700
                      ==========                ==========

7.  Earnings (Loss) per common share:

Basic earnings (losses) per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.



       Earnings (Loss) per common share was computed as follows:

                           For the Three Month	For the Nine Month
                           Periods Ended	Periods Ended
                           March 31,           	March 31,
                          ___________________________________________
    			    2013       2012  	  2013      2012
                          ___________________________________________
Net income (loss)         $ 150,100 ($   8,200) $ 226,300 ($   4,200)

Weighted average common
 shares outstanding       1,337,663  1,335,712  1,336,844  1,265,714
Effect of dilutive
 securities                   4,701       -         4,543       -
                          _________  _________  _________  _________
Weighted average dilutive
common shares outstanding 1,342,364  1,335,712  1,341,387  1,265,714
                          =========  =========  =========  =========
Basic earnings (loss) per
common share		  $   .11  ($  .01)	$   .17   ($  .00)
                          =======  ========     =======   ========
Diluted earnings (loss) per
common share 		  $   .11  ($  .01)	$   .17   ($  .00)
                          =======  ========     =======   ========

Approximately 40,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for each of the three and nine month periods ended March 31, 2013, because the effect would be anti-dilutive.

Approximately 55,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted loss per common share, for the three and nine month periods ended March 31, 2012, respectively, because the effect would be anti-dilutive due to the losses for the periods.



8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI?s acquisition of assets. Goodwill amounted to $589,900 as of March 31, 2013 and June 30, 2012, respectively, all of which is deductible for tax purposes.

The components of other intangible assets are as follows:

		         Useful                Accumulated
			 Lives      Cost       Amortization  Net
                         ________   _________  ____________  _________
 At March 31, 2013:

 Technology, trademarks  5/10 yrs.  $ 864,000  $   386,300   $ 477,700
 Customer relationships   10 yrs.     237,000 	   200,800      36,200
 Sublicense agreements    10 yrs.     294,000       40,400     253,600
 Non-compete agreements    5 yrs.     120,000      107,000      13,000
 Other intangible assets   5 yrs.     146,000      132,300      13,700
                                   __________  ___________   _________
	                           $1,661,000  $   866,800   $ 794,200
                                   ==========  ===========   =========

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
                                   __________  __________   __________
	  			   $1,658,900  $  781,600    $ 877,300
                                   ==========  ==========   ==========

Total amortization expense was $27,900 and $26,300 for the three months ended March 31, 2013 and 2012, respectively and $85,200 and $87,600 for the nine months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, estimated future amortization expense related to intangible assets is $29,000 for the remainder of the fiscal year ending June 30, 2013, $108,800 for fiscal 2014, $105,200 for fiscal 2015,
$109,400 for fiscal 2016, $93,800 for fiscal 2017, and $348,000 thereafter.

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


Liquidity and Capital Resources:

Cash and cash equivalents increased by $177,100 to $946,400 as of March 31, 2013 from $769,300 as of June 30, 2012.

Operating activities provided cash of $329,200 for the nine month period ended March 31, 2013 as compared to $80,700 for the nine month period ended March 31, 2012, due mainly to higher income in the 2013 period. Cash used in investing activities decreased to $29,500 for the nine month period ended March 31, 2013 compared to a decrease of $339,300 for the nine month period ended March 31, 2012 primarily due to the acquisition by SBI of intangible assets in the earlier period. Cash used in financing activities was $122,600 for the nine month period ended March 31, 2013 compared to $97,000 for the nine month period ended March 31, 2012, due primarily to the Note and contingent consideration payments made in connection with the acquisition by SBI of intangible assets.

On September 21, 2012, the Board of Directors of the Company declared a cash dividend of $.03 per share of Common Stock payable on November 1, 2012 to holders of record as of the close of business on October 1, 2012 as compared to $.05 per share paid in the prior fiscal year period.

The Company's working capital increased by $251,100 to $3,668,300 as of March 31, 2013 from $3,417,200 at June 30, 2012 mainly due to the income for the 2013 period.

The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. which provides for maximum borrowings of up to $700,000, bearing interest at 3.08 percentage points above a defined LIBOR Index. The interest rate as of March 31, 2013 was approximately 3.28% and any borrowing is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 13, 2013 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the promissory note. As of March 31, 2013 and June 30, 2012, no borrowings under the line were outstanding.

Management believes that the Company will be able to meet its cash flow needs for the 12 months ended March 31, 2014 from its available financial resources, including its cash and cash equivalents, the line of credit and investment securities.



Results of Operations:


Financial Overview

The Company recorded income before income taxes of $210,400 for the three month period ended March 31 2013 compared to a loss of ($11,400) before income tax benefit for the comparative period last year, primarily as a result of the increased income for the Benchtop Laboratory Operations and income of $3,600 for the 2013 period as compared to ($76,000) loss for the year earlier period for the Catalyst Research Instruments Operations. For the comparative nine month period ended March 31, 2013, the Company reflected income before income taxes of $317,300 compared to a loss before income tax benefit of ($5,900) for the comparable 2012 period, also principally due to the higher income generated by the Benchtop Laboratory Equipment Operations, and a material reduction in the operating loss for the Catalyst Research Instrument Operations, partially offset by the increase in loss for the Bioprocessing Systems Operations.

The Three Months Ended March 31, 2013 Compared With the Three Months Ended March 31, 2012

Net sales for the three months ended March 31, 2013 increased by $106,600 (7.0%) to $1,626,100 from $1,519,500 for the three months ended March 31, 2012 as a result of a $204,500 increase in benchtop laboratory product sales, partially offset by decreases of $57,700 and $40,200 in catalyst research instrument sales and bioprocessing systems revenues, respectively. Sales of benchtop laboratory equipment products generally comprise many small orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $1,340,000 as of March 31, 2013, most of which is expected to be delivered by fiscal year end, as compared to the backlog of $850,000 as of March 31, 2012.

The gross profit for the three months ended March 31, 2013 was 50.1% compared to 39.4% for the three months ended March 31, 2012, primarily as a result of more profitable orders for the Catalyst Research
Instrument Operations.

General and administrative expenses for the three months ended March 31, 2013 increased slightly to $320,800 compared to $318,900 for the three months ended March 31, 2012.

Selling expenses for the three months ended March 31, 2013 increased $17,800 (10.4%) to $188,600 from $170,800 for the three months ended
March 31, 2012, primarily the result of commissions paid with respect to catalyst research instrument sales.

Research and development expenses for the three months ended March 31, 2013 decreased by $24,200 (19.4%) to $100,800 from $125,000 for the three months ended March 31, 2012, primarily the result of a reduction of new product development activity by the Benchtop Laboratory
Equipment Operations.

Total other income amounted to $5,200 for the three months ended March 31, 2013 compared to $4,300 for the prior year period.

The Company recorded income tax expense of $60,300 for the three months ended March 31, 2013 compared to an income tax benefit of $3,200 for the three months ended March 31, 2012 due to the profits in the current year period.

As a result of the foregoing, net income was $150,100 for the three months ended March 31, 2013, compared to a net loss of ($8,200) for the three months ended March 31, 2012.


Nine Months Ended March 31, 2013 Compared With the Nine Months Ended March 31, 2012

Net sales increased by $596,700 (14.0%) to $4,854,700 for the nine months ended March 31, 2013 compared to $4,258,000 for the nine months ended March 31, 2012, due to increases of $336,500 in catalyst research instrument sales and $250,600 in benchtop laboratory equipment sales, and an increase of $9,600 in bioprocessing systems revenues. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $1,340,000 as of March 31, 2013, most of which is anticipated to be delivered by fiscal year end, as compared with $850,000 as of March 31, 2012.

The gross profit percentage for the nine months ended March 31, 2013 was 43.5% as compared with 39.8% for the prior year nine month period mostly due to the more profitable orders for Catalyst Research
Instruments and lower overhead costs for the Benchtop Laboratory
Equipment Operations.

General and administrative expenses decreased by $35,000 (3.7%) to $910,000 for the nine months ended March 31, 2013 from $945,000 for the comparable period last year, because of the incurrence in the earlier period of costs related to the asset acquisition by SBI.

Selling expenses for the nine months ended March 31, 2013 increased by $16,200 (3.1%) to $536,000 compared to $519,800 for the nine months ended March 31, 2012, due to higher sales commissions incurred by the Catalyst Research Instruments Operations.

Research and development expenses for the nine months ended March 31, 2013 increased by $105,500 (42.1%) to $356,000 from $250,500 for the nine months ended March 31, 2012, due to increased new product development activity by the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations.

Total other income decreased by $6,800 to $9,300 from $16,100 for the nine month comparative periods ended March 31, 2013 and 2012.

Income tax expense for the nine months ended March 31, 2013 was $91,000 compared to an income tax benefit of $1,700 for the nine months ended March 31, 2012 due to the profits generated for the current year period.

As a result of the foregoing, net income for the nine months ended March 31, 2013 was $226,300 compared to a net loss of $4,200 for the nine months ended March 31, 2012.




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

Date: May 14, 2013