Form 10-K
period 2013-06-30
SCIENTIFIC INDUSTRIES INC
filed 2013-09-27
CIK 87802

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-K
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
				For the fiscal year ended June 30, 2013

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		           For the transition period from        to
                                                         ________  __________
		           Commission file number 0-6658
                                                 _______
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


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes[ x ] No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (ss 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).						Yes [ x ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]		Accelerated filer [   ]

Non-accelerated filer	[   ] 		Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act)		 Yes [   ]     No [ x ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 31, 2013 is $1,986,400.

The number of shares outstanding of the registrant's common stock, par value $.05 per share ("Common Stock") as of August 31, 2013 is 1,337,663 shares.


              DOCUMENTS INCORPORATED BY REFERENCE

None.

                           SCIENTIFIC INDUSTRIES, INC.



                               Table of Contents

PART I
     ITEM 1.	BUSINESS                                              4

     ITEM 1A.	RISK FACTORS                                          8

     ITEM 2.	PROPERTIES                                           11

     ITEM 3.	LEGAL PROCEEDINGS                                    11

     ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  11

PART II
     ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES        11

     ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                  12

     ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          13

     ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                                  14

     ITEM 9A.	CONTROLS AND PROCEDURES                              14

     ITEM 9B.	OTHER INFORMATION                                    15

PART III
     ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE			                                     15

     ITEM 11.	EXECUTIVE COMPENSATION				     16

     ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       20

     ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE                                                21

     ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES               22

PART IV
     ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES           23

SIGNATURES         						     29

EXHIBIT 31.0	CERTIFICATION					     30

EXHIBIT 32.0	CERTIFICATION                                        32

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



                                 PART I

Item 1.  Business.

		General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (which along with its subsidiaries, the "Company") is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment ("Benchtop Laboratory Equipment"), and customized catalyst research instruments ("Catalyst Research Instruments"), under its wholly-owned subsidiary, Altamira Instruments, Inc., and through its subsidiary, Scientific Bioprocessing, Inc., ("SBI"), the design and development of bioprocessing systems and products
("Bioprocessing Systems").   The Company's products are used primarily
for research purposes by universities, pharmaceutical companies, national laboratories, medical device manufacturers, petrochemical companies and other industries performing laboratory-scale research.

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

		Products.

		Benchtop Laboratory Equipment.   The Company's Benchtop
Laboratory Equipment products consist of mixers and shakers, rotators/ rockers, refrigerated and shaking incubators, and magnetic stirrers.
Sales of the Company's principal product, the Vortex-Genie(R) 2 Mixer, excluding accessories, represented approximately 42% of the Company's total net revenues for each of the fiscal years ended June 30, 2013 ("fiscal 2013") and June 30, 2012 ("fiscal 2012"), and 67% and 63%, of the segment's sales for fiscal 2013 and fiscal 2012, respectively.

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

		Bioprocessing Systems. The Company, through SBI, is engaged in the design and development of bioprocessing systems, principally microreactor systems using disposable sensors for vessels with volumes ranging from 250 milliliter to five liters, for future sale or licensing. In addition, the Company sublicenses the patents and technology it holds exclusively under a license with the University of Maryland, Baltimore County, ("UMBC"), for which it receives royalties.

		Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

		Major Customer. Sales, principally of the Vortex-Genie 2 Mixer, to one customer, which is one of the two major distributors of laboratory equipment, represented for fiscal 2013, 6.8% of total revenues, and 10.9% of Benchtop Laboratory Equipment product sales. For fiscal 2012, sales to the customer accounted for 7.1% of total revenues and 10.5% of the segment's sales. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $100,000 to a limited number of customers. In fiscal 2013, sales to two customers, which represented at least 10% of that segment's sales for each, accounted for an aggregate of 32% of the segment's sales (11% of the total revenues). In fiscal 2012, sales to three different customers accounted for an aggregate of 44% of the segment's sales (14% of total revenues).

		Marketing.

		Benchtop Laboratory Equipment. The Company's Benchtop Laboratory Equipment products are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors who sell the Company's products through printed catalogs, websites and sales force. See "Major Customer". The Company also markets products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, the Company's website, one sales manager in the U.S., and a consultant in Europe.

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

		Bioprocessing Systems.  The Company's
Bioprocessing Systems products, are currently under development and will be offered both directly and through distribution worldwide to university, industrial, and government laboratories. It is anticipated that the related marketing efforts will mainly comprise attendance at various trade shows, publications, website, and dealer-related activities.

		Assembly and Production. The Company has an operating facility in Bohemia, New York from which its Benchtop Laboratory Equipment Operations are conducted and one in Pittsburgh, Pennsylvania from which its Catalyst Research Instruments Operations are conducted. The Company's production operations principally involve assembly of components supplied by various domestic and international independent suppliers. The Company has not commenced production of bioprocessing products, but anticipates that its current facilities will be adequate for such purpose.

		Patents, Trademarks, and Licenses.

		The Company holds several United States patents relating to its products, including a patent which expires in September 2015 for the TurboMix(R), an accessory to the Vortex-Genie
2 Mixer, a patent which expires in July 2016 on the Roto-Shake Genie(R); a patent which expires in November 2022 on the MagStir Genie(R), MultiMagStir Genie(R), and Enviro-Genie(R), and a patent which expires in January 2023 on a biocompatible bag with integral sensors. The Company does not anticipate, although it cannot provide assurance, any material adverse effect on its operations following the expiration of the foregoing patents.

		The Company has various proprietary marks, including AMI(TM), BenchCAT(TM), BioGenie(R), Cellphase(R), Cellstation(R), Disruptor Beads(TM), Disruptor Genie(R), Enviro-Genie(R), Genie(TM), Incubator Genie(TM), MagStir Genie(R), MegaMag Genie(R), MicroPlate Genie(R), MultiMagStir Genie(R), Multi-MicroPlate Genie(R), Orbital-Genie(R), QuadMag Genie(R), Rotator Genie(R), Roto-Shake Genie(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

		The Company has several licensing agreements for technology and patents used in the Company's business, including an exclusive license from UMBC with respect to rights and know-how under a patent held by UMBC related to non-disposable sensor technology, which the Company further sublicenses on an exclusive basis to a German company except for non-exclusive rights held by the Company as it relates to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters, and to applications in sub-milliliter volumes licensed to a third party. The Company also holds a license as to the technology related to its patent for the Roto-Shake Genie, and a patent related to its TurboMix attachment for the Vortex-Genie and Disruptor Genie. Total license fees paid by the Company under all its licenses for fiscal 2013 and fiscal 2012 amounted to $117,100 and $87,300, respectively.

		Foreign Sales. The Company's sales to overseas customers, principally in Asia and Europe, accounted for approximately 58% and 55% of the Company's net revenues for fiscal 2013 and fiscal 2012, respectively. Payments are in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

		Seasonality. The Company does not consider its business to be seasonal.

		Backlog.  The amount of backlog for Benchtop
Laboratory Equipment products is not a significant factor because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. There is no backlog for Bioprocessing Systems. The backlog for Catalyst Research Instrument products as of June 30, 2013 was $336,800, all of which is expected to be filled by June 30, 2014, as compared to a backlog of $303,200 as of June 30, 2012, all of which was filled in fiscal 2013.



		Competition.   Most of the Company's principal
competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company's main competition for its Benchtop Laboratory Equipment products derives from private label brand mixers offered by laboratory equipment distributors in the United States and Europe. However, the Company believes that despite its smaller size, it is a major market participant in the global vortex mixer market.

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

		Research and Development. The Company incurred research and development expenses, the majority of which related to its new Benchtop Laboratory Equipment products, of $450,500 during fiscal 2013 compared to $375,900 during fiscal 2012. The Company expects research and development expenditures in the fiscal year ending June 30, 2014 will be at approximately the same level as those in fiscal 2013.

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

		Employees. As of August 31, 2013, the Company employed 26 persons (17 for the Benchtop Laboratory Equipment
Operations and 9 for the Catalyst Research Instruments Operations) of whom 24 were full-time, including its three executive officers. All activities of the Bioprocessing Systems Operations are being performed by employees of the other two operations and consultants. None of the Company's employees are represented by any union.

		Available Information.  The Company's Annual
Report to Stockholders for fiscal 2013, includes its Annual
Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company's proxy material and solicitation as it relates to the Company's 2013 Annual Meeting of Stockholders. All the Company's reports, including Annual
Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the "SEC" or the "Commission"), including amendments to such reports, are available on the SEC's website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company's public filings can be accessed through the Company's website at http://scientificindustries.com/secfilings.html.




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

Dependence on Major Customers

		Sales to one customer, a major laboratory equipment distributor in the United States, represented 10.9% and 10.5% of the segment's sales for fiscal 2013 and 2012, respectively. Sales to another customer, an overseas laboratory equipment distributor accounted for 11.5% and 12.1% of the segment's sales for fiscal 2013 and 2012, respectively.

		No representation can be made that the Company will be successful in continuing to retain either or both customers, or not suffer a material reduction in sales either which could have an adverse effect on future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a
Substantial Portion of Revenues

		The Company has a limited number of Benchtop
Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 67% and 63% of Benchtop Laboratory Equipment sales, for fiscal 2013 and fiscal 2012, respectively, and 42% of total revenues for each of fiscal
2013 and fiscal 2012.

The Company is a Small Participant in Each of the Industries in Which It Operates

		The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($4,466,000 for fiscal 2013 and $4,160,500 for fiscal 2012) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete on price.

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

The Company's Ability to Grow and Compete Effectively Depends
In Part on Its Ability to Develop and Effectively Market
New Products

 		Over the past ten years, the Company has continuously invested in the development and marketing of new Benchtop Laboratory Equipment products with a view to increasing revenues and reducing the Company's dependence on the Vortex-Genie 2 Mixer. Gross revenues derived from such other Benchtop Laboratory Equipment products amounted to $1,468,300 for fiscal 2013 and $1,545,400, for fiscal 2012.
The segment's ability to compete will depend upon the Company's success in continuing to develop and market new laboratory equipment as to which no assurance can be given.



 		The Company relies primarily on distributors and their catalogs to market its Benchtop Laboratory Equipment products, as is customary in the industry. Accordingly, sales of new products are heavily dependent on the distributors' decision to include and retain a new product in the distributors' catalogs and on their websites. It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered; furthermore, not all distributors feature the Company's products in their catalogs.

		The Company's line of Catalyst Research
Instruments consists of only a few products. The ability of the Company to compete in this segment and expand the line will depend on its ability to make engineering improvements to existing products and develop and add new products incorporating more current technology. Over the last two fiscal years the Company has introduced two new catalyst research products to increase its product offerings and has continuously sought to expand its outside sales force.

		The success of the Company's new Bioprocessing Systems operation will be heavily dependent on its ability to develop and market new products. New products are being or are to be developed by the Company's employees and outside consultants. Such products are of a complex nature of which the Company has limited or no prior experience and are taking longer to develop than previously anticipated. In addition, they will be subject to beta testing by end users, which could result in design and/or production changes which could further delay development time. The sale and marketing of the products, at least initially, will be through the Company's attendance at trade shows, website, and a few select distributors.

 		No assurance can be given that the amounts allocated by the Company for its new product development and sales and marketing programs will be sufficient to develop additional commercially feasible products which will be accepted by the marketplace, or that any distributor will include or retain any particular product in its catalogs and websites.

 The Company May Be Subject to General Economic, Political, and Social Factors

 		Orders for the Company's products, particularly its Catalyst Research Instruments products, depend in part, on the customer's ability to secure funds to finance purchases, especially government funding. Availability of funds can be affected by budgetary constraints. Factors including a general economic recession, such as the one which commenced in fiscal 2009 and negatively affected the Company in fiscal 2011 and fiscal 2012, the European crisis, or a major terrorist attack would likely have a negative impact on the availability of funding including government or academic grants to potential customers.

		The Company's ability to secure new Catalyst
Research Instruments orders can also be affected by changes in domestic and international policies pertaining to energy and the environment, which could affect funding of potential customers.

The Company is Heavily Dependent on Outside Suppliers for the Components of Its Products

		The Company purchases all its components from outside suppliers and relies on a few single suppliers for some crucial Benchtop Laboratory Equipment components, mostly due to cost considerations. Many of the Company's suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country.
To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier.

		However, a shortage of such components
could halt production and have a material negative effect on the Company's operations.

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

The Common Stock of the Company is Thinly Traded and is
Subject to Volatility

       	As of August 31, 2013, there were only 1,337,663 shares of Common Stock of the Company outstanding, of which 339,223 shares (25.4%) were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2013 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

Item 2.  Properties.

		The Company's executive offices and principal manufacturing facility for its Benchtop Laboratory Equipment Operations comprise approximately 25,000 square feet, are located in Bohemia, New York and held pursuant to a lease expiring in January 2015. The Company's Catalyst Research Instruments Operations are conducted from an approximately 9,000 square foot facility in Pittsburgh, Pennsylvania under a lease expiring in November 2017. The Bioprocessing Systems operation does not occupy a separate physical location. See
Note 10 to the Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company's operations. In the opinion of management, all properties are adequately covered by insurance.


Item 3.  Legal Proceedings.

		The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

		No matters were submitted to a vote of security holders during the fourth quarter of fiscal
2013.


                               PART II

Item 5.  Market for the Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.



   	The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2012 and fiscal 2013, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended:	Low Bid           High Bid

	09/30/11		2.30		  3.26
	12/31/11		2.26		  3.25
	03/31/12		1.49		  2.76
	06/30/12		1.95		  2.25
	09/30/12		1.51		  2.00
	12/31/12		1.62		  2.10
	03/31/13	        1.88		  2.68
	06/30/13		2.55		  3.06



     (a)	As of August 31, 2013, there were 403 record
holders of the Company's Common Stock.

(b)	On November 1, 2012, the Company paid a cash dividend
of $.03 per share to stockholders of record on October 1, 2012.
On November 13, 2011, the Company paid a cash dividend of $.05 per share to stockholders of record on September 26, 2011. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.

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

		Overview. Income before income taxes increased to $520,800 for fiscal 2013 from $61,900 for fiscal 2012, primarily as a result of the increased income of the Benchtop Laboratory Operations due to higher sales and lower expenses, and the Catalyst Research Instruments Operations' income of $151,400 for fiscal 2013 compared to a loss of $190,400 for fiscal 2012 due to higher overseas sales and improved gross margins. The Bioprocessing Systems Operations reflected a loss of $169,900 compared to a loss of $111,200 last year due to the higher amortization expense and product development costs.

		Results of Operations.  Net sales for fiscal
2013 increased $931,900 (15.0%) to $7,134,500 from $6,202,600 for fiscal 2012, reflecting increases of $600,600 (30.9%) in net sales of catalyst research instruments, and $305,500 (7.3%) in benchtop laboratory equipment sales, and a $25,800 increase in revenues by the Bioprocessing Systems Operations.

       Sales of catalyst research instruments are comprised of a small number of large orders, typically averaging more than $100,000 each. As of June 30, 2013, the order backlog for these products was $336,800 compared to $303,200 as of June 30, 2012. The higher sales of catalyst research instruments resulted from increased sales to overseas customers in active markets such as China and Brazil.

		Revenues derived from the new Bioprocessing
Systems Operations consist primarily of net royalties received from sublicensees. The Company expects that such Operations will also generate future revenues from products currently under development, although no assurance can be given.

	        The gross profit percentage for fiscal 2013 was 41.5% compared to 38.0% for fiscal 2012 due mainly to higher margins in the catalyst research instruments sales.

		General and administrative expenses for fiscal
2013 increased $47,100 (3.8%) to $1,277,700 compared to
$1,230,600 for fiscal 2012, primarily due to increases in such expenses for the Bioprocessing Systems Operations, and the Catalyst Research Instruments Operations.

		Selling expenses for fiscal 2013 increased only slightly, $8,900 (1.2%) to $723,100 from $714,200 for fiscal 2012.

	       Research and development expenses increased by $74,600 (19.8%) to $450,500 compared to $375,900 for fiscal
2012, primarily the result of increased new product development costs by the Benchtop Laboratory Equipment Operations, and the new product development costs incurred by the Bioprocessing Systems Operations.

	       Total other income decreased by $11,800 (46.8%) to $13,400 for fiscal 2013 from $25,200 for fiscal 2012, mainly due to lower interest income and other income items.

	        Income tax expense for fiscal 2013 was $124,400 compared to a tax benefit of $4,200 last year primarily due to the increased current period income.

	        As a result of the foregoing, net income for fiscal 2013 was $396,400, a $330,300 (499.7%) increase from
$66,100 for fiscal 2012.

	         Liquidity and Capital Resources. Cash and cash equivalents increased by $158,000 to $927,300 as of June 30, 2013 from $769,300 as of June 30, 2012.

	        Net cash provided by operating activities was $564,400 for fiscal 2013 as compared to $331,800 for fiscal 2012, primarily due to the higher income for fiscal 2013. Cash used in investing activities decreased to $253,700 for fiscal 2013 compared to $350,300 for fiscal 2012, primarily due to the cash used in the asset purchase by SBI in fiscal 2012. Net cash used in financing activities increased to $152,700 for fiscal 2013 compared to $120,000 in fiscal 2012 mainly due to the additional payments under the Note Payable related to the SBI asset acquisition.

	       The Company's working capital was $3,825,100 as of June 30, 2013 compared to $3,417,200 as of June 30, 2012, primarily as a result of the higher income for fiscal 2013.

       The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. which provides for maximum borrowings of up to $700,000, bearing interest at 3.05 percentage points above the LIBOR Index, which was approximately 3.25% at June 30, 2013 and is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 14, 2014 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the promissory note. As of August 31, 2013, no borrowings under the line are outstanding.

	         On September 20, 2013, the Board of Directors of the Company declared a cash dividend of $.08 per share of Common Stock payable on November 4, 2013 to holders of record as of the close of business on October 11, 2013.

	         Management believes that the Company will be able to meet, absent a material capital expenditure not currently anticipated, its cash flow needs during the 12 months ending June 30, 2014 from its available financial resources including its cash and investment securities, and operations.

	          Capital Expenditures. During fiscal 2013, the Company incurred $37,500 in capital expenditures. The Company expects that based on its current operations, its capital expenditures will not be materially higher for the fiscal year ending June 30, 2014.

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

		The Chief Executive and Financial Officer of the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting as of June 30, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework.

		Based on the assessment of the Company's
Chief Executive and Financial Officer of the Company, it was concluded that as of June 30, 2013, the Company's internal controls over financial reporting were effective based on these criteria.

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

		Inherent Limitations on Effectiveness of
Controls. The Company's management, including its Chief Executive and Financial Officer, believes that its disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information.

		Not applicable.

                          PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
		The Company has the following five Directors:

		Joseph G. Cremonese (age 77), a Director since November 2002 and Chairman of the Board since February 2006, has been, through his affiliate, a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of his affiliate, Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies, engaged in the production and sale of products for science and biotechnology. Since March 2003, he has been a director of Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, the largest U.S. distributor of laboratory equipment.

		Roger B. Knowles (age 88), a Director since
1965, has been retired for the last five years.

		Grace S. Morin (age 65), a Director since
December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition in November 2006 by the Company. Ms. Morin had been employed by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility as a full-time employee through March 31, 2009 and since that date as a part-time consultant. Prior to December 2003, she was a general business consultant for two years, and prior thereto a member of senior management of a designer of gas flow environmental engineered products for approximately four years.

		Helena R. Santos (age 49), a Director since
2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

		James S. Segasture (age 77), a Director
since 1991, has been retired for the last five years.

		The Directors are elected to three-year
staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company following: the fiscal year ending June 30, 2013 - one
Director (Ms. Morin, Class B), the fiscal year ending
June 30, 2014  - two Directors (Messers. Cremonese and
Knowles, Class C), and the fiscal year ending June 30, 2015 - two directors (Ms. Santos and Mr. Segasture, Class A).

Board Committees

		The Company's Stock Option Committee
administers the Company's 2012 Stock Option Plan. The members of the committee are non-management Directors of the Company - James S. Segasture and Joseph G.
Cremonese. The members of the Committee serve at the discretion of the Board. During fiscal 2013 the Stock
Option Committee did not hold any meetings.

		Grace S. Morin, and James S. Segasture
are the current members of the Company's Compensation
Committee serving at the discretion of the Board.  The
Committee administers the Company's compensation policies. During fiscal 2013, the Compensation Committee held one meeting.

		The Board of Directors acts as the
Company's Audit Committee, which in its function as the Committee, held four meetings during fiscal 2013. Ms.
Santos, who is not "independent" and Ms. Morin are "financial experts" as defined by the Securities and Exchange Commission.

Executive Officers

		See above for the employment history
of Ms. Santos.

		Robert P. Nichols (age 52), employed
by the Company since February 1998, has served since August 2002 as Executive Vice President.
Previously, he had been since May 2001 Vice President,
Engineering.  Prior to joining the Company, Mr.
Nichols was an Engineer Manager with Bay Side Motion
Group, a precision motion equipment manufacturer from January 1996 to February 1998.

		Brookman P. March (age 68) has been
Director of Sales and Marketing of Altamira, which has conducted the Catalyst Research Instruments operation since November 30, 2006 and its President since July 2008. He had been Vice President and a Director of Altamira from December 2003 until it was acquired by the Company. Mr. March is the husband of Ms. Morin, a Director.



Section 16(a) Beneficial Ownership Reporting
Compliance

		The Company believes that, for
fiscal 2013, its officers, directors and 10% stockholders timely complied with all filing requirements of
Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

		The Company has adopted a code of
ethics that applies to the Executive Officers and Directors. A copy of the code of ethics can be found on the Company's website at www.scientificindustries.com.

Item 11.  Executive Compensation.

		Compensation Discussion and Analysis. The
Compensation Committee reviews and recommends to the Board of Directors the compensation to be paid to each executive officer. Executive compensation, in all instances except for the compensation for the Chief
Executive Officer ("CEO"), is based on recommendations from the CEO. The CEO makes a determination by comparing the performance of each executive being reviewed with objectives established at the beginning of each fiscal year and with objectives established during the business year with regard to the success of the achievement of such objectives and the successful execution of management targets and goals.

                With respect to the compensation of the
CEO, the Committee considers performance criteria, 50% of which is related to the direction, by the CEO, of the reporting executives, the establishment of executive objectives as components for the successful achievement of Company goals and the successful completion of programs leading to the successful completion of the Business Plan for the Company and 50% is based on the achievement by the Company of its financial and personnel goals tempered by the amount of the income of the Company during the fiscal year.

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

		The following table summarizes all
compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2013 and 2012.



                       SUMMARY COMPENSATION TABLE

_____________________________________________________________________

                                                  Non-      Non-
                                                  Equity    Qualified
                                                  Incentive Deferred
Name                                              Plan      Comp-
and                               Stock  Option   Comp-     ensation
Principal  Fiscal  Salary  Bonus  Awards Awards   ensation  Earnings
Position   Year    ($)     ($)    ($)    ($)      ($)       ($)
(a)        (b)     (c)     (d)    (e)    (f)      (g)       (h)
_____________________________________________________________________
Helena R.  2013    141,000 10,000(1)0      0        0         0
Santos,    2012    138,000 0        0      0        0         0
CEO,
President,
CFO
_____________________________________________________________________
Robert P.  2013    129,100 5,000(1) 0      0        0         0
Nichols,   2012    126,300 0        0      0        0         0
Exec.
V.P.
_____________________________________________________________________
Brookman   2013    131,000 5,000(1) 0      1,900(3) 0         0
P. March,  2012    128,000 0        0        200(3) 0         0
Director
of Sales
and
Marketing,
and
President of
Altamira
_____________________________________________________________________




                   SUMMARY COMPENSATION TABLE (CONTINUED)
_____________________________________________________________________
                     Changes
                     in
                     Pension
                     Value
                     and Non-
                     Qualified  All
Name                 Deferred   Other
and                  Comp-      Comp-
Principal  Fiscal    ensation   ensation   Total
Position   Year      Earnings   ($)        ($)
(a)        (b)                  (i)        (j)
_____________________________________________________________________
Helena R.  2013      0           4,200(2)  155,200
Santos,    2012      0           2,800(2)  140,800
CEO,
President,
CFO
_____________________________________________________________________
Robert P.  2013      0           3,900(2)  138,000
Nichols,   2012      0           2,500(2)  128,800
Exec.
V.P.
_____________________________________________________________________
Brookman   2013      0           5,200(2)  143,100
P. March,  2012      0           5,100(2)  133,300
Director
of Sales
and
Marketing,
and
President of
Altamira
_____________________________________________________________________


(1) Represents amounts earned for fiscal 2013.



(2) The amounts represent the Company's matching contribution under the Company's 401(k) Plans.

(3) The amounts represent compensation expense for stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The fiscal 2012 option was valued at a total of $5,700 of which $1,900 was expensed as stock based compensation in fiscal 2013, and $200 in fiscal 2012.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2013


There were no options granted to officers during fiscal 2013.


     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

______________________________________________________________

                        Option Awards
______________________________________________________________

                        Number       Equity
           Number       of           Incentive
           of           Securities   Plan Awards:
           Securities   Under-       Number of
           Under-       lying        Securities
           lying Un-    Unexercised  Underlying   Option
           exercised    Options(#)   Unexercised  Exercise Option
           Options(#)   Unexerci-    Unearned     Price    Expiration
Name       Exercisable  sable        Options(#)   ($)      Date
(a)        (b)          (c)          (d)          (e)      (f)
_____________________________________________________________________

Brookman P. 8,167        3,333       0            3.07      5/2022
March
_____________________________________________________________________



                    OPTION EXERCISES IN FISCAL 2013
______________________________________________________________________


                  Number of Shares
                  Acquired on           Value Realized
Name              Exercise (#)          on Exercise ($)
(a)                  (b)                     (c)
_______________________________________________________

Robert P. Nichols   5,000                 4,000

_______________________________________________________


Employment Agreements

	       In May 2013, The Company entered into new employment agreements with Ms. Helena R. Santos and Robert P. Nichols extending their terms of employment to June 30, 2015. The new agreements increased the annual base salaries for the fiscal years ending
June 30, 2014 and June 30, 2015, for Ms. Santos from $141,000 for the fiscal year ended June 30, 2013 to $150,000 and $154,000 respectively; and for Mr. Nichols from $129,100 for the fiscal year ended June 30, 2013 to $135,000 and $139,000 respectively. Bonuses, if any, are to be awarded at the discretion of the Board of Directors for each of the fiscal years. For the fiscal year ended June 30, 2013 bonuses of $10,000 and $5,000, for Ms. Santos and Mr. Nichols, respectively, were authorized. No bonuses were awarded for fiscal 2012.

		In May 2012, the Company entered into a new employment agreement with Mr. March extending the term through June 30, 2014, which may be further extended by mutual consent for an additional 12 month period. The agreement provides for an annual base salary of $131,000 and $135,000 for each of the fiscal years ending June 30, 2013 and 2014. Bonuses, if any, may be awarded at the discretion of the Board of Directors. A bonus of $5,000 was awarded to Mr. March for fiscal 2013. No bonus was awarded for fiscal 2012.

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

Directors' Compensation and Options

                     DIRECTORS' COMPENSATION
                For the Year Ended June 30, 2013
_________________________________________________________________

                                           Non-
                                           Equity
            Fees                           Incentive
            Earned                         Plan
            or Paid    Stock     Option    Comp-
            in Cash    Awards    Awards    ensation
Name        ($)        ($)       ($)       ($)
(a)         (b)        (c)       (d)       (e)
__________________________________________________________________
Joseph G.
Cremonese    26,400      0        5,000(1)  0

Roger B.
Knowles      12,000      0            0     0

Grace S.
Morin        12,000      0            0     0

James S.
Segasture    12,000      0            0     0

___________________________________________________________________


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
(a)         (f)        (g)         (h)         (i)
____________________________________________________________________

Joseph G.
Cremonese      0         0        39,600(2)   71,000

Roger B.
Knowles        0         0          0         12,000

Grace S.
Morin          0         0         6,100(3)   18,100

James S.
Segasture      0         0          0         12,000

____________________________________________________________________


 (1) The amount represents consulting expense recorded in fiscal
2013 for stock options granted in fiscal 2012 utilizing the Black-Scholes-Merton options pricing model (see Items 12 and 13).

(2) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Items 12 and 13).

(3) Represents compensation received for her administrative services as a consultant for Altamira (see Items 12 and 13).

		The Company pays each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $1,800 and $1,200 for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Cremonese, as Chairman of the Board receives an additional fee of $1,200 per month. During fiscal 2013, total director compensation to non-employee Directors aggregated $113,100, including the consulting fees paid to Mr. Cremonese's affiliate, and to Ms. Morin.

		Under the Company's 2002 Stock Option Plan, none of the Directors existing at the time of the adoption of the plan were eligible to receive option grants thereunder. However, Mr. Joseph G. Cremonese who was elected a Director for the first time at the 2002 Annual Meeting of Stockholders, was granted ten-year options on December 1, 2003 to purchase 5,000 shares of the Company's Common Stock at the exercise price of $1.35 per share; ten-year options on February 20, 2007 to purchase 5,000 shares of the Company's Common Stock at the exercise price of $3.10 per share; five-year options on September 17, 2009 to purchase 10,000 shares at the exercise price of $1.88 per share, and five-year options on January 12, 2012 to purchase 10,000 shares at the exercise price of $3.45 per share. The fiscal 2012 option had a total fair value (as determined by the Black-Scholes-Merton option pricing model) of $10,000 of which $5,000 was recognized as consulting expense in 2012 and $5,000 in 2013. None of the options have been exercised to date.

 Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

		The following table sets forth, as of June 30, 2013, the number of shares of Common Stock beneficially owned by
(i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 70 Orville Drive, Bohemia, New York 11716.

			        Amount and
Name                    Nature of Beneficial Ownership   % of Class
___________________________________________________________________
Lowell A. Kleiman	 	139,581 (1)		  9.6%
16 Walnut Street
Glen Head, NY 11545

Spectrum Laboratories, Inc.     127,986 (2)		 10.4%
18617 Broadwick Street
Rancho Dominquez, CA 90220

Joseph G. Cremonese		 98,597 (3)		  7.2%
Roger B. Knowles		   -			   -
Grace S. Morin			 94,450 (4) 		  7.0%
James S. Segasture	        163,500 (5)		 12.2%
Helena R. Santos		 15,779 		  1.2%
Robert P. Nichols		 18,397			  1.4%
Brookman P.  March		 94,450 (6)		  7.0%

All directors and  executive
officers as a group (5 persons) 390,723 (7)		 28.1%

(1)	Based on information reported in his Schedule 13D filed
with the Securities and Exchange Commission on October 30, 2002.


(2)	Based on information reported on Form 3 filed with the
Securities and Exchange Commission on June 27, 2011.

(3)	51,597 shares are owned jointly with his wife, 7,000
shares are owned by his wife, and 40,000 shares are issuable upon exercise of options.

(4)	Includes 11,500 shares issuable upon exercise of
options held by her husband, Mr. March.

(5)	Shares owned jointly with his wife.

(6) Represents 82,950 shares owned by Ms. Morin, his wife and 11,500 shares issuable upon exercise of options.

(7)   Includes 51,500 shares issuable upon exercise of options.




	     EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2013.

_________________________________________________________________

                  Number of Securities
                  to be Issued Upon    Weighted-Average
                  Exercise of          Exercise Price of
                  Outstanding Options, Outstanding Options,
                  Warrants and Rights  Warrants and Rights ($)
Plan Category          (a)                 (b)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        55,000             2.86

Equity
Compensation
plans not approved
by security holders      N/A               N/A
_________________________________________________________________
Total                   55,000             2.86
_________________________________________________________________


         EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)
_________________________________________________________________

                  Number of Securities
                  Remaining Available
                  for
                  Future Issuance
                  Under
                  Equity Compensation
                  Plans (Excluding
                  Securities Reflected
                  in Column (a)
Plan Category          (c)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        93,000

Equity
Compensation
plans not approved
by security holders      N/A
_________________________________________________________________
Total                   93,000
_________________________________________________________________



Item 13.  Certain Relationships and Related Transactions, and
Director Independence.

		Mr. Joseph G. Cremonese, a Director since
November 2002, through his affiliate, Laboratory Innovation Company, Ltd., has been providing independent marketing consulting services to the Company for over ten years. The services have been rendered since January 1, 2003 pursuant to a consulting agreement expiring December 31, 2013. The agreement currently provides that Mr. Cremonese and his affiliate shall render, at the request of the Company, marketing consulting services for a monthly payment of $3,300. The agreement contains confidentiality and non competition covenants. The Company paid fees of $39,600 pursuant to the agreement for each of fiscal 2013 and fiscal 2012.

		Ms. Grace S. Morin, was elected a Director in
December 2006 upon the sale of her 90.36% ownership interest in Altamira to the Company in November 2006. Up until March 31, 2009, Ms. Morin had been employed by Altamira as an administrative employee. Since April 1, 2009, she has provided consulting services on a part-time basis pursuant to an agreement expiring March 31, 2014 at the rate of $85 per hour, resulting in payments of $6,100 and $5,100 for fiscal 2013 and fiscal 2012, respectively. The agreement contains confidentiality and non-competition covenants.


Item 14.  Principal Accountant Fees and Services.

		The following is a description of the fees incurred by the Company for services by the firm of Nussbaum Yates Berg Klein & Wolpow, LLP (the "Firm") during Fiscal 2013 and fiscal 2012.

		The Company incurred for the services of the Firm fees of approximately $62,000 and $61,000 for fiscal 2013 and 2012, respectively, in connection with the audit of the Company's annual financial statements and quarterly reviews; and $5,000 for each fiscal year for the preparation of the Company's corporate tax returns. There were no other audit related fees or other fees paid to the Firm for the two fiscal years.

		In approving the engagement of the independent registered public accounting firm to perform the audit and non-audit services, the Board of Directors as the Company?s audit committee evaluates the scope and cost of each of the services to be performed including a determination that the performance of the non-audit services will not affect the independence of the firm in the performance of the audit services.

                              Part IV

Item 15.  Exhibits and Financial Statement Schedules.

       Financial Statements. The required financial statements of the Company are attached hereto on pages F1-F25.

       Exhibits. The following Exhibits are filed as part of this report on Form 10-K:

     Exhibit Number	Exhibit
     ______________     _________
	3		Articles of Incorporation and By-Laws:

	3(a)		Certificate of Incorporation of the Company
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
predecessor-in-interest of current lessor, dated October, 1989 with respect to Company's offices and facilities in Bohemia, New York. (filed as Exhibit 10(a) to the Company's Annual Report on Form 10-KSB filed on September 28, 2005 and incorporated by reference thereto).

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

	10(b)-3		Employment Agreement dated July 31, 2009 by a
nd between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on August 7, 2009, and incorporated by reference thereto).

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

	10(b)-6		Amended Employment Agreement dated May 20, 2013
by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on May 20, 2013, and incorporated by reference thereto).

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

	10(c)-6		Amended Employment Agreement dated May 20, 2013
by and between the Company and Mr. Nichols (filed as Exhibit 10A-2 to the Company's current Report on Form 8-K filed on May 20, 2013, and incorporated by reference thereto).

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


	10(d)-3		Third Amended and Restated Consulting
Agreement dated September 23, 2009, by and between the Company and Mr. Cremonese and Laboratory Innovation Company, Ltd., (filed as
Exhibit 10 to the Company's Annual Report on Form 10-K field on September 24, 2009, and incorporated by reference thereto).

	10(d)-4		Fourth Amended and Restated Consulting
Agreement dated January 7, 2011 (filed as Exhibit 10A-1 to the
Company's Current Report on Form 8-K filed on January 18, 2011, and incorporated by reference thereto).

	10(d)-5		Fifth Amendment and Restated Consulting
Agreement dated January 20, 2012 (filed as Exhibit 10 to the
Company's Current Report on Form 8-K filed on January 23, 2012, and incorporated by reference thereto).

	10(d)-6		Agreement extension dated November 29, 2012
to Amended and Restated Consulting Agreement (filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on December 4,
2012, and incorporated by reference thereto).

	10(e)		Sublicense from Fluorometrix Corporation
(filed as Exhibit 10(a)1 to the Company's Current Report on Form
8-K filed on June 14, 2006, and incorporated by reference thereto).

	10(f)		Stock Purchase Agreement, dated as of
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
2012 between Altamira Instruments, Inc. and Brookman P. March
(filed as Exhibit 10(i)-3 to the Company's Annual Report on
Form 10-K filed on September 27, 2012, and incorporated by reference thereto.)

	10(j)		Indemnity Agreement, dated as of April 13,
2007 by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

	10(k)		Lease between Altamira Instruments, Inc.
and Allegheny Homes, LLC, with respect to the Company's Pittsburgh, Pennsylvania facilities (filed as Exhibit 10(k) to the Company's
Annual Report on Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

	10(k)-1		Lease between Altamira Instruments, Inc.
and Allegheny Homes, LLC, with respect to the Company's Pittsburgh, Pennsylvania facilities (filed as Exhibit 10(k)-1 to the Company's Quarterly Report on Form 10-Q filed on February 14, 2013, and incorporated by reference thereto).

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

         10(n)	        Line of Credit Agreements dated June 14, 2011,
by and among the Company and JPMorgan Chase Bank, N.A. (filed as Exhibits 99.1 through 99.3 (to the Company's Current Report on
Form 8-K filed on June 16, 2011, and incorporated by reference thereto).

         10(n)-1	Promissory Note dated June 5, 2013 by and
among the Company and JP Morgan Chase Bank, N.A. (filed as Exhibit
99 to the Company's Current Report on Form 8-K filed on June 7, 2013, and incorporated by reference thereto).

         10(o)	        Purchase Agreement, dated as of November
14, 2011, by and among the Company, Scientific Bioprocessing, Inc., and Fluorometrix Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

         10(p)	        Escrow Agreement, dated as of November
14, 2011, by and among the Company, Scientific Bioprocessing, Inc., and Fluorometrix Corporation (filed as Exhibit 10(A) to the
Company's Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

         10(q)	        Research and Development Agreement dated
as of November 14, 2011, by and between Scientific Bioprocessing, Inc. and Biodox R&D Corporation (filed as Exhibit 10(B) to the Company's Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

         10(q)-1	Notice of termination of Research and
Development Agreement dated June 12, 2013 (filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on June 27,
2013, and incorporated by reference thereto).

         10(r)	        Non-Competition Agreement, dated as of
November 14, 2011, by and among the Company, Scientific Bioprocessing, Inc., and Joseph E. Qualitz (filed as Exhibit 10(D) to the Company's Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

         10(s)	        Promissory Note, dated as of November
14, 2011, by and between the Company and the University of Maryland, Baltimore County (filed as Exhibit 10(c) to the
Company's Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

          10(t)	        License Agreement, dated as of January
31, 2001 by and between University of Maryland, Baltimore County and Fluorometrix Corporation (filed as Exhibit 10(E) to the Company's Current Report on Form 8-K filed on November 21, 2011, and incorporated by reference thereto).

	  14		Code of Ethics (filed as Exhibit 14 to
the Company's Annual Report on Form 10-KSB filed on September 28,
2007 and incorporated by reference thereto).

	  21		Subsidiaries of the Registrant

Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned inactive subsidiary of the Company.

Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company.

Scientific Bioprocessing, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November 2011.

	31.01		Certification of Chief Executive Officer and
Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley
Act of 2002.

	32.01		Certification of Chief Executive Officer
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




Date:  September 27, 2013

		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name				Title 	                    Date
_______________________  __________________________   _________________

 /s/ Helena R. Santos    President and Treasurer (Chief	September 27, 2013
Helena R. Santos	  Executive Officer and Financial
			  Officer) and Director

 /s/ Joseph G. Cremonese Chairman of the Board		September 27, 2013
Joseph G. Cremonese

/s/ Roger B. Knowles     Director			September 27, 2013
Roger B. Knowles

/s/ Grace S. Morin       Director			September 27, 2013
Grace S. Morin

/s/ James S. Segasture   Director		        September 27, 2013
James S. Segasture

           SCIENTIFIC INDUSTRIES, INC.
               AND SUBSIDIARIES

      FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

             AS OF AND FOR THE
    YEARS ENDED JUNE 30, 2013 AND 2012

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012



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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
Scientific Industries, Inc.
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiaries as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Nussbaum Yates Berg Klein & Wolpow, LLP
___________________________________________

Nussbaum Yates Berg Klein & Wolpow, LLP
Melville, New York


September 27, 2013

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

              CONSOLIDATED BALANCE SHEETS

             AS OF JUNE 30, 2013 AND 2012

                           ASSETS

                                            2013        2012
                                          _________   _________
Current assets
  Cash and cash equivalents               $ 927,300   $ 769,300
  Investment securities                     908,400     718,300
  Trade accounts receivable, less
   allowance for doubtful accounts
   of $11,600 in 2013 and 2012              815,900     623,500
  Inventories                             1,705,600   1,613,700
  Prepaid and other current assets           59,000     167,800
  Deferred taxes                             86,600      70,200
                                         __________  __________
      Total current assets                4,502,800   3,962,800

Property and equipment, net                 156,500     180,500

Intangible assets, net                      773,500     877,300

Goodwill                                    589,900     589,900

Other assets                                 24,100	 25,700

Deferred taxes                              106,200	136,000
                                         __________  __________

       Total assets			 $6,153,000  $5,772,200
                                         ==========  ==========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable			 $  156,800  $  114,800
  Customer advances                          15,900      98,500
  Accrued expenses and taxes		    407,700     237,500
  Contingent consideration, current          19,000      19,000
  Notes payable, current portion             78,300      75,800
                                         __________  __________

        Total current liabilities           677,700     545,600

Contingent consideration payable,
  less current portion                       51,600      88,400

Notes payable, less current portion          26,700     105,000
                                         __________  __________

        Total liabilities                   756,000     739,000
                                         __________  __________
Shareholders' equity:

  Common stock, $.05 par value;
   authorized 7,000,000 shares;
   issued 1,357,465 shares in 2013
   and 1,355,514 in 2012		     67,900      67,800
  Additional paid-in capital              1,977,100   1,968,700
  Accumulated other comprehensive loss,
   unrealized holding loss on
   investment securities	            (13,600)    (12,600)
  Retained earnings                       3,418,000   3,061,700
                                         __________  __________
					  5,449,400   5,085,600

Less common stock held in treasury at
cost, 19,802 shares			     52,400	 52,400
                                         __________  __________
        Total shareholders' equity        5,397,000   5,033,200
                                         __________  __________

        Total liabilities and
         shareholders' equity		 $6,153,000  $5,772,200
                                         ==========  ==========

    See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

         CONSOLIDATED STATEMENTS OF INCOME

      FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

                                          2013         2012
                                      __________  ____________
Revenues			      $7,134,500    $6,202,600

Cost of sales			       4,175,800     3,845,200
                                      __________    __________
Gross profit                           2,958,700     2,357,400
                                      __________    __________

Operating expenses:
  General and administrative	       1,277,700     1,230,600
  Selling			         723,100       714,200
  Research and development               450,500       375,900
                                      __________    __________
       Total operating expenses	       2,451,300     2,320,700
                                      __________    __________
Income from operations			 507,400        36,700
				      __________    __________
Other income (expense):
  Interest income		           6,800        12,800
  Other income				  11,400        17,000
  Interest expense                        (4,800)       (4,600)
                                      __________    __________
        Total other income                13,400        25,200
                                      __________    __________
Income before income tax
  expense (benefit)     		 520,800        61,900
                                      __________    __________
Income tax expense (benefit):
  Current			         106,800        15,500
  Deferred	                          17,600       (19,700)
                                      __________    __________
        Total income tax expense
          (benefit)		         124,400        (4,200)
                                      __________    __________
Net income			      $  396,400    $   66,100
                                      ==========    ==========
Basic earnings per common share	        $ .30	       $ .05
                                        =====          =====
Diluted earnings per common share       $ .30          $ .05
                                        =====          =====

Weighted average common shares
 outstanding, basic                   1,337,048     1,283,118
                                      =========     =========
Weighted average common shares
 outstanding, assuming dilution       1,342,212     1,293,589
                                      =========     =========

      See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

      FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

                                         2013        2012
                                      __________  __________

Net income			      $  396,400  $   66,100

Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax                              (1,000)      8,900
                                      __________  __________

Comprehensive income                  $  395,400  $   75,000
                                      ==========  ==========


       See notes to consolidated financial statements.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

                            Common Stock     Additional  Accumulated
                            ______________   Paid-in     Other Compr-
                            Shares  Amount   Capital     ehensive Loss
                           _______  _______  __________  _____________

Balance, July 1, 2011     1,216,379 $60,800  $1,558,500  $  (21,500)

Net income                     -       -           -           -

Unrealized holding gain
 on investment securities,
 net of tax                    -       -           -          8,900

Exercise of stock options     4,000     200       9,400        -

Issuance of common stock    135,135   6,800     393,200        -

Stock-based compensation       -       -          7,000        -

Income tax benefit of
 stock options exercised       -       -            600        -

Cash dividend declared
 and paid, $.05 per share      -       -           -           -
                          _________  _______  _________  ___________
Balance, June 30, 2012    1,355,514  67,800   1,968,700     (12,600)
Net income                     -       -           -           -

Unrealized holding loss
 on investment securities,
 net of tax                    -       -           -         (1,000)

Exercise of stock options     5,000     250       ( 250)       -

Tender of common stock       (3,049)  ( 150)        150        -

Stock-based compensation       -       -          8,500        -

Cash dividend declared
 and paid, $.03 per share      -       -           -           -
                          _________ _______  __________  ___________
Balance, June 30, 2013    1,357,465 $67,900  $1,977,100  $  (13,600)
                          ========= =======  ==========  ===========


          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	         YEARS ENDED JUNE 30, 2013 AND 2012


                          Retained      Treasury Stock  Shareholders'
                                        ______________
                          Earnings      Shares  Amount  Equity
                         __________     ______  _______  ____________

Balance, July 1, 2011    $3,055,400     19,802  $52,400  $4,600,800

Net income                   66,100       -        -         66,100

Unrealized holding gain
 on investment securities,
 net of tax                    -          -        -          8,900

Exercise of stock options      -          -        -          9,600

Issuance of common stock       -          -        -        400,000

Stock-based compensation       -       -           -          7,000

Income tax benefit of stock
 options exercised             -          -        -            600

Cash dividend declared
 and paid, $.05 per share   (59,800)      -        -        (59,800)
                         __________    _______  _______  ___________
Balance, June 30, 2012    3,061,700     19,802   52,400   5,033,200

Net income                  396,400       -        -        396,400

Unrealized holding loss
 on investment securities,
 net of tax                    -          -        -         (1,000)

Exercise of stock options      -          -        -           -

Tender of common stock         -          -        -           -

Stock-based compensation       -          -        -          8,500

Cash dividend paid, $.03
 per share                  (40,100)      -        -        (40,100)
                         __________   _______   ________ ___________
Balance, June 30, 2013   $3,418,000    19,802   $52,400  $5,397,000
                         ==========   =======   =======  ===========



          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED JUNE 30, 2013 AND 2012


                                              2013       2012
                                          __________  __________


Operating activities:
 Net income				  $  396,400  $   66,100
                                          __________  __________
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization	     178,800     185,900
    Deferred income tax expense (benefit)     17,600	 (19,700)
    Income tax benefit of stock options
     exercised					-	     600
    Loss on sale of investment securities      7,600       1,000
    Stock-based compensation		       8,500	   7,000
     Changes in operating assets and
      liabilities:
        Trade accounts receivable           (192,400)     (3,500)
        Inventories                          (91,900)     26,100
        Prepaid and other current assets     108,800      29,900
        Other assets    		       1,600        -
        Accounts payable                      42,000     (13,300)
        Customer advances		     (82,600)     98,500
        Accrued expenses and taxes	     170,000	 (46,800)
                                          __________  __________
            Total adjustments		     168,000	 265,700
                                          __________  __________
            Net cash provided by
             operating activities            564,400     331,800
                                          __________  __________
Investing activities:
 Payment for intangible assets acquired
  in acquisition (Note 2)                       -       (260,000)
 Purchase of investment securities,
  available for sale			    (920,500)	 (10,900)
 Redemption of investment securities,
  available for sale                         717,600         800
 Capital expenditures			     (37,500)    (75,300)
 Purchase of other intangible assets	     (13,300)	  (4,900)
                                           _________   _________
Net cash used in investing activities	    (253,700)   (350,300)
                                           _________   _________
Financing activities:
  Line of credit proceeds                        -        60,000
  Line of credit repayments                      -       (60,000)
  Payment of contingent consideration         (36,800)   (20,600)
  Proceeds from exercise of stock options	 -         9,600
  Cash dividend declared and paid	      (40,100)	 (59,800)
  Principal payments on note payable          (75,800)   (49,200)
                                           __________  _________
Net cash used in financing activities	     (152,700)  (120,000)
                                           __________  _________

                                              2013       2012
                                          __________  __________


Net increase (decrease) in cash and
 cash equivalents			     158,000    (138,500)

Cash and cash equivalents, beginning
 of year				     769,300     907,800
                                           _________  __________
Cash and cash equivalents, end of year     $ 927,300  $  769,300
                                           =========  ==========
Supplemental disclosures:

  Cash paid during the period for:
   Income taxes         		   $    -     $    3,200
   Interest                                    4,800       4,600

Non-cash investing and financing activities (Note 2)


         See notes to consolidated financial statements.

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012



1.	Summary of Significant Accounting Policies

Nature of Operations

Scientific Industries, Inc. and its subsidiaries (the "Company") design, manufacture, and market a variety of benchtop laboratory equipment, bioprocessing products and catalyst research instruments. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment for research and has another location in Pittsburgh, Pennsylvania, where it produces a variety of custom-made catalyst research instruments and designs bioprocessing products.
The equipment sold by the Company includes mixers, shakers, stirrers, refrigerated incubators, catalyst characterization instruments, reactor systems and high throughput systems. The Company also collects royalties under license agreements.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. As of June 30, 2013, $256,200 of cash balances were in excess of such limit.

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

  AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market value, and have been reduced by an allowance for excess and obsolete inventories. The estimate is based on management's review of inventories on hand compared to estimated future usage and sales. Cost of work-in-process and finished goods inventories include material, labor and manufacturing overhead.

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

  AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012



1.	Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, trademarks and trade names. All intangible assets are amortized on a straight-line basis over the estimated useful lives of the respective assets, generally 5 to 10 years, except for customer relationships which are amortized on an accelerated (declining-balance) basis over their estimated useful lives. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization.

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

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, "Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets ("ASC No. 360-10"). ASC No. 360-10 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required.
If required, an impairment charge is recorded based on an estimate of future discounted cash flows. No impairment change has been recorded for the years ended June 30, 2013 and 2012.

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $30,000 and $26,700 for the years ended June 30, 2013 and 2012, respectively.

Shipping and Handling

The Company classifies costs associated with shipping and handling fees as a component of cost of goods sold.

Stock Compensation Plan

The Company has a ten-year stock option plan (the "2012 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus 57,000 shares under options previously granted under the 2002
Stock Option Plan of the Company (the "Prior Plan"). The 2012 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2012 Plan and options under the 2012 Plan may be granted until 2022. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant which shall not be less than the book value per share of Common Stock as of the end of the most recent fiscal quarter. Non-incentive stock options shall not be granted at less than the fair market value of the shares of Common Stock on the date of grant, and the per share book value. At June 30, 2013 and 2012, 93,000 shares of Common Stock were available for grant under the 2012 Plan and the Prior Plan.

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012


1.	Summary of Significant Accounting Policies (Continued)

Stock Compensation Plan (Continued)

Stock-based compensation is accounted for in accordance with ASC No. 718 "Compensation-Stock Compensation" ("ASC No. 718") which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the year ended June 30, 2012, the Company granted 15,000 options to employees and consultants that had a fair value of $15,700. The fair value of the options granted during fiscal year 2012 was determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for fiscal 2012, was an expected life of 7 years; risk free interest rate of 1.00%; volatility of 69%, and dividend yield of 1.54%. The weighted-average value per share of the options granted in 2012 was $1.04, and stock-based compensation costs were $7,000 for the year ended June 30, 2012. Stock-based compensation costs related to nonvested awards to be recognized in the future are $3,700 and $11,900 as of June 30, 2013 and 2012, respectively.

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

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

1.	Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Boad ("FASB") issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income to net income in the same reporting period. An entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 became effective for the Company during this reporting period; however the adoption of ASU 2013-02 did not have an impact on the reporting of the Company's financial statements.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment"
("ASU 2012-02"), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-
02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test in not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company elected to early adopt the provisions of ASU 2012-02, and the adoption did not have a material impact on the Company's financial position or results of operations.

2.	Acquisition

On November 14, 2011 the Company through SBI, acquired substantially all of the assets of a privately owned company consisting principally of a license and sublicenses under patents held by the University of Maryland, Baltimore County ("UMBC") with respect to the design, development and production of bioprocessing methods, systems and products. The acquisition was pursuant to an asset purchase agreement whereby the Company paid to the seller $260,000 in cash, issued 135,135 shares of Common Stock valued at $400,000, issued to UMBC a $230,000 36-month note payable, and agreed to make additional cash payments equal to 30% of net royalties received under the acquired license and sublicenses, to the sellers estimated at a present value of $128,000 on the date of acquisition.

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

    AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012


2.	Acquisition (Continued)

SBI's revenues are derived from royalties received by SBI under the various sublicense agreements, net of royalty payments due to UMBC, and revenues from future sales of certain products being developed under its existing license. University, government, and industrial laboratories working primarily in the biotechnology industry worldwide are its targeted customers.

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

In connection with the acquisition, SBI entered into a research and development agreement providing for the seller to perform services with respect to the research and development of bioprocessing methods, systems, and products pursuant to programs set forth in the agreement, at a fee of $14,000 per month plus all related expenses. The agreement was terminated in June 2013 as a result of the death of the seller's chief operating officer.

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

    AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012


2.	Acquisition (Continued)

Pro forma results

The unaudited pro forma condensed consolidated financial information in the table below summarizes the consolidated results of operations of Scientific, Altamira, and SBI on a pro forma basis, as though the companies had been consolidated as of the beginning of the year ended June
30, 2012. The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the commencement of the fiscal year presented. The information presented is based on management's best judgment and the effects of the acquisition including amortization and interest expenses excluding total acquisition related costs incurred of $78,500 for the year ended June 30, 2012:


                                      2012
                                 ___________
Net sales                        $ 6,352,700


Net loss                         $   (48,200)


Net loss per share - basic       $	(.04)


Net loss per share - diluted     $	(.04)

3.	Segment Information and Concentrations

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

    AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012



3.	Segment Information and Concentrations (Continued)

Segment information is reported as follows:



               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ __________
June 30, 2013:

 Revenues      $4,466,000  $2,541,500   $ 127,000  $   -     $7,134,500
 Foreign Sales	2,549,100   1,603,800        -         -      4,152,900
 Income (Loss)
  From Operations 525,900     151,400   ( 169,900)     -        507,400
 Assets     	2,501,600   1,646,600     903,600 1,101,200   6,153,000
 Long-Lived Asset
    Expenditures   18,300      23,300       9,200      -         50,800
 Depreciation and
    Amortization   43,300      35,300     100,200      -        178,800

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ __________
June 30, 2012:

 Revenues      $4,160,500  $1,940,900   $ 101,200  $   -     $6,202,600
 Foreign Sales	2,505,300     884,000       3,600      -      3,392,900
 Income (Loss)
  From Operations 416,800   ( 190,400)  ( 111,200) ( 78,500)     36,700
 Assets     	2,366,100   1,083,400     822,800 1,499,900   5,772,200
 Long-Lived Asset
    Expenditures   30,700      49,500   1,018,000      -      1,098,200
 Depreciation and
    Amortization   49,300      76,700      59,900      -        185,900

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

      AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

4.	Fair Value of Financial Instruments

The Financial Accounting Standards Board defines the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

The accounting guidance also expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three evels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are described below:

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2013 and 2012 according to the valuation techniques the Company used to determine their fair values:



                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                            Fair Value at
                            June 30, 2013   Level 1    Level 2  Level 3
                            ______________  __________ _______  ________


Cash and cash equivalents	$  927,300  $  927,300  $  -    $  -
Available for sale securities      908,400     908,400     -       -
                                __________  __________  _______ ________
Total			        $1,835,700  $1,835,700  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $   70,600  $    -      $  -   	$ 70,600
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
                                ==========  ==========  ======= ========

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012






4.	Fair Value of Financial Instruments (Continued)

Investments in marketable securities classified as available-for-sale by security type at June 30, 2013 and 2012 consisted of the following:



                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2013:

       Available for sale:
        Equity securities           $   29,300   $  33,200  $   3,900
        Mutual funds                   892,700     875,200    (17,500)
                                    __________   _________  __________
                                    $  922,000   $ 908,400  $ (13,600)
                                    ==========   =========  ==========


                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2012:

       Available for sale:
        Equity securities           $    5,900   $  16,000  $  10,100
        Mutual funds                   725,000     702,300    (22,700)
                                    __________   _________  __________
                                    $  730,900   $ 718,300  $ (12,600)
                                    ==========   =========  ==========



5.	Inventories


                                2013              2012
                              __________        __________


Raw materials		      $1,336,800	$1,146,800
Work-in-process			 254,000	   221,900
Finished goods			 114,800	   245,000
                              __________        __________

			      $1,705,600	$1,613,700
                              ==========        ==========

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012



6.	Property and Equipment




                      Useful Lives
                         (Years)              2013          2012
                       ____________        __________   __________

Automobiles                  5              $  14,900    $  14,900
Computer equipment          3-5               132,100      125,600
Machinery and equipment	    3-7               627,500      602,500
Furniture and fixtures	    4-10              181,000      183,200
Leasehold improvements	    3-5                71,700       66,900
                                            _________    _________
                                            1,027,200      993,100
Less accumulated depreciation
  and amortization                            870,700      812,600
                                            _________    _________
                                            $ 156,500    $ 180,500
                                            =========    =========

Depreciation expense was $61,700 and $70,000 for the years ended June 30, 2013 and 2012, respectively.

7.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $589,900 at June 30, 2013 and 2012, all of which is expected to be deductible for tax purposes.

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

      AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012




7.	Goodwill and Other Intangible Assets (Continued)

The components of other intangible assets are as follows:



                         Useful              Accumulated
                         Lives     Cost      Amortization  Net
                         ______    ________  ____________  _________

At June 30, 2013:

  Technology, trademarks 5/10 yrs. $  865,400  $ 402,100   $ 463,300
  Customer relationships 10 yrs.      237,000    203,200      33,800
  Sublicense agreements  10 yrs.      294,000     47,800     246,200
  Non-compete agreements  5 yrs.      114,000    105,900       8,100
  Other intangible assets 5 yrs.      156,000    133,900      22,100
                                   __________  _________   _________
                                   $1,666,400  $ 892,900   $ 773,500
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
                                   ==========  =========   =========

Total amortization expense was $117,100 and $115,900 in 2013 and 2012, respectively.

Estimated future amortization expense of intangible assets is as follows:


Fiscal Years
____________

   2014  	$	110,800
   2015 		106,600
   2016 		110,800
   2017 	  	 95,600
   2018			 81,100
Thereafter		268,600
                _______________
        	$	773,500
                ===============

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012



8.	Loan Payable, Bank

The Company has a line of credit with JPMorgan Chase Bank, N.A. (the "Bank"), which provides for maximum borrowings of up to $700,000, bearing interest at 3.05 percentage points above a defined LIBOR Index (3.25% at June 30, 2013), and secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 14, 2014 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the Note. The Company did not have any amounts outstanding under the line at June 30, 2013 and 2012.

9.	Employee Benefit Plans

During the fiscal year ended June 30, 2013, the Company adopted a single 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee's deferral up to 3% of pay, plus 50% of employee's deferral over 3% of pay up to 5%. Previously, the Company had two separate plans. Total matching contributions amounted to $42,800 and $34,800 for the years ended June 30, 2013 and 2012, respectively.

10.	Commitments and Contingencies

The Company is obligated through January 2015 under a noncancelable operating lease for its Bohemia, New York premises, which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. The future minimum annual rental expense, computed on a straight-line basis, is approximately $209,400 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $233,500 in 2013 and $233,600 in 2012. Accrued rent, payable in future years, amounted to $44,200 and $59,800 at June 30, 2013 and 2012, respectively.

The Company was also obligated under an operating lease for its facility in Pittsburgh, Pennsylvania, through November 2017, which requires monthly minimum rental payments through November 2017, plus common area expenses. Total rental expenses for the Pittsburgh facility was $77,200 and $56,000 for the fiscal years ended June 30, 2013 and 2012.

The Company's approximate future minimum rental payments under all operating leases are as follows:


Fiscal Years
____________

   2014        $   299,800
   2015            217,800
   2016    	    82,000
   2017  	    85,400
   2018		    36,000
               ___________

               $   721,000
               ===========

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012




10.	Commitments and Contingencies (Continued)



The Company has two year employment contracts with its President providing for an annual base salary of $154,000 and $150,000 for the fiscal years ending June 30, 2015 and 2014, which extended then existing employment contracts which provided for an annual base salary of $141,000 and $138,000 for the fiscal years ended June 30, 2013 and 2012. The Company also has two year employment contracts with its Executive Vice President providing for an annual base salary of $139,000 and $135,000 for the fiscal years ending June 30, 2015 and 2014, which also extended then existing employment contracts which provided for an annual base salary of $129,000 and $126,300 for the fiscal years ended June 30, 2013 and 2012. Both contracts also provide for discretionary performance bonuses. Bonuses of $10,000 and $5,000 were awarded to the President and Executive Vice President, respectively, for the year ended June 30, 2013. No bonuses were awarded for the fiscal year ended June 30, 2012 to either executive.

The Company has an employment contract with the President of Altamira through June 30, 2014, which may be extended by mutual consent for an additional year. The contract provides for an annual base salary of $131,000 and $135,000 for each of the fiscal years ending June 30, 2013 and 2014, respectively, plus discretionary bonuses. A bonus of $5,000 was awarded for the fiscal year ended June 30, 2013. No bonus was awarded for the fiscal year ended June 30, 2012, except for a stock option granted during the year ended June 30, 2012 in connection with his services provided with respect to the new subsidiary, SBI, valued at $5,600 using the Black-Scholes-Merton option pricing model.

The Company has a consulting agreement which expires on December 31, 2013 with an affiliate of the Chairman of the Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,300 for a certain number of consulting days as defined in the agreement. Stock options were granted to the Chairman of the Board of Directors valued at $10,000 during the year ended June 30, 2012. Consulting expense related to this agreement amounted to $44,600 and $42,800 for the years ended June 30, 2013 and 2012, respectively.

The Company has a consulting agreement which expires March 31, 2014 with another member of its Board of Directors for administrative services providing that the consultant be paid at the rate of $85 per hour. Consulting expense related to this agreement amounted to $6,100 and $5,100 for the fiscal years ended June 30, 2013 and 2012, respectively.

The Company is occasionally involved in claims and disputes arising in the ordinary course of business. It is management's opinion that any liabilities resulting from the actions would not have a material effect on the Company's financial position, results of operations or cash flows.

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

      AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

11.	Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal year was as follows:



                                        2013                2012
                                 __________________  _________________

                                            % of                % of
                                            Pre-tax             Pre-tax
                                   Amount   Income     Amount   Income
                                 _________  _______  _________  _______

Computed "expected" income tax   $182,300    35.0%    $ 21,700    35.0%
Surtax exemption                     -         -       (12,400)  (20.0)
Research and development
  credits                         (30,700)   (5.9)     (11,300)  (18.3)
Other, net                        (27,200)   (5.2)     ( 2,200)  ( 3.5)
                                 _________  _______  __________  ______
Income tax expense (benefit)     $124,400    23.9%    $( 4,200)  ( 6.8%)
                                 =========  =======  ==========  ======

Deferred tax assets and liabilities consist of the following:



                                             2013         2012
                                         __________   __________
Deferred tax assets:
  Amortization of intangibles            $ 146,100    $ 149,700
  Various accruals                          49,600       44,800
  Other                                     53,400       55,100
                                         _________    _________
                                           249,100      249,600

Deferred tax liability:
  Depreciation of property
    and amortization of goodwill           (56,300)     (43,400)
                                         __________   __________
Net deferred tax assets                  $ 192,800    $ 206,200
                                         ==========   ==========

The breakdown between current and long-term deferred tax assets and liabilities is as follows:


                                             2013         2012
                                         __________   __________

Current deferred tax assets              $  86,600    $  70,200
                                         _________    _________
Long-term deferred tax assets              162,500      179,400
Long-term deferred tax liabilities         (56,300)     (43,400)
                                         __________   __________
Net long-term deferred tax asset           106,200      136,000
                                         __________   __________

Net deferred tax assets                  $ 192,800    $ 206,200
                                         ==========   ==========

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012



11.	Income Taxes (Continued)

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2013 and 2012, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company's policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2010 through 2012. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

12.	Stock Options

Option activity is summarized as follows:



                                     Fiscal 2013        Fiscal 2012
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year   60,000  $  2.73   57,000   $  2.45
  Granted                            -         -     15,000      3.54
  Exercised                        (5,000)    1.25   (4,000)     2.40
  Forfeited                          -         -     (8,000)     2.40
                                  ________          ________
Outstanding, end of year           55,000     2.86   60,000      2.73
                                  ________ _______  ________  ________
Options exercisable at year-end    51,000  $  2.81   52,833   $  2.62
                                  ________ _______  ________  ________
Weighted average fair value per
  share of options granted
  during fiscal 2012                                          $  1.04
                                                              =======

          SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        AS OF AND FOR THE YEARS ENDED JUNE 30, 2013 AND 2012


12.	Stock Options (Continued)




            As of June 30, 2013                    As of June 30, 2013
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.35-$1.88  15,000        .94         $  1.70      15,000     $  1.70

$3.07-$3.71  40,000       3.72         $  3.30      36,000     $  3.27
            ________                               ________
             55,000                                 51,000
            ________                               ________


            As of June 30, 2012                    As of June 30, 2012
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.25-$1.88  20,000       1.54         $  1.59      20,000     $  1.59

$3.07-$3.71  40,000       4.72         $  3.30      32,833     $  3.25
            ________                               ________
             60,000                                 52,833
            ________                               ________






13.	Earnings Per Common Share

Earnings per common share data was computed as follows:



                                            2013         2012
                                         __________   __________
Net income                               $  396,400   $   66,100
                                         __________   __________
Weighted average common shares
  outstanding                             1,337,048    1,283,118
Effect of dilutive securities                 5,164       10,471
                                         __________   __________
Weighted average dilutive common
  shares outstanding                      1,342,212    1,293,589
                                         __________   __________

Basic earnings per common share          $      .30   $      .05
                                         ==========   ==========
Diluted earnings per common share        $      .30   $      .05
                                         ==========   ==========