Form 10-Q
period 2013-09-30
SCIENTIFIC INDUSTRIES INC
filed 2013-11-14
CIK 87802

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                        FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2013

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to_________

Commission File Number:             0-6658__________

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

	Large accelerated filer ______ 	Accelerated Filer _____

	Non-accelerated filer _______  	Smaller reporting company    X
    (Do not check if a smaller reporting company)                ________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
							Yes    X No
                                                    ____     ____
The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of October 25, 2013 was 1,342,663 shares.

				TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION


ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

					                             Page
                                                                     ____
	Condensed Consolidated Balance Sheets		               1

	Condensed Consolidated Statements of Operations	               2

	Condensed Consolidated Statements of Comprehensive
	Income (Loss)	                                               3

	Condensed Consolidated Statements of Cash Flows		       4

  	Notes to Condensed Consolidated Financial Statements	       5

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS    12

ITEM 4	CONTROLS AND PROCEDURES                                       14

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K                              15

SIGNATURE                                                             16

EXHIBITS                                                              17

                     PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                  September 30,   June 30,
                                           	       2013         2013
                                                    ___________ __________
Current Assets:		                            (Unaudited)
  Cash and cash equivalents			    $  732,700  $  927,300
  Investment securities				       911,500	   908,400
  Trade accounts receivable, net		       815,800	   815,900
  Inventories					     1,783,400	 1,705,600
  Prepaid expenses and other current assets	       105,900	    59,000
  Deferred taxes				        88,000	    86,600
                                                    __________  __________
Total current assets				     4,437,300	 4,502,800

Property and equipment at cost, net		       148,900	   156,500

Intangible assets, net  			       747,300	   773,500

Goodwill					       589,900	   589,900

Other assets            			 	24,100	    24,100

Deferred taxes					       101,600	   106,200
                                                    __________  __________
Total assets                                        $6,049,100	$6,153,000
                                                    ==========  ==========
	LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable				    $  161,800	$  156,800
  Customer advances				        43,300	    15,900
  Notes payable, current portion			79,000	    78,300
  Accrued expenses and taxes			       289,600	   407,700
  Contingent consideration payable, current portion	19,000	    19,000
  Dividends payable				       107,400	      -
                                                    __________  __________
 		Total current liabilities	       700,100	   677,700

Contingent consideration payable, less current portion	51,600	    51,600

Notes payable, less current portion			 6,700	    26,700
                                                    __________  __________
        Total liabilities			       758,400	   756,000
                                                    __________  __________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,357,465 issued and outstanding at
    September 30, and June 30, 2013    		        67,900	    67,900
  Additional paid-in capital                         1,977,900	 1,977,100
  Accumulated other comprehensive loss             (    15,400)	 (  13,600)
  Retained earnings                                  3,312,700	 3,418,000
                                                   ____________  __________
                                                     5,343,100	 5,449,400
  Less common stock held in treasury, at cost,
   19,802 shares                                        52,400	    52,400
                                                   ____________  __________
Total shareholders' equity                           5,290,700	 5,397,000
Total liabilities and                              ____________ ___________
  shareholders' equity                              $6,049,100	$6,153,000
                                                   ============ ===========



    See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)




		 			       For the Three Month
					          Periods Ended
					           September 30,
                                            ____________________________
					       2013          	  2012
                                            __________        __________
Revenues                		    $1,436,100        $1,351,700
Cost of sales		     		       841,900           887,300
                                            __________        __________
Gross profit              		       594,200           464,400
                                            __________        __________
Operating Expenses:
 General and administrative		       303,000           279,600
 Selling				       197,000           156,400
 Research and development			97,200           120,100
                                            __________        __________
 	Total operating expenses	       597,200           556,100
                                            __________        __________
Loss from operations			   (     3,000)      (    91,700)
                                            __________        __________
Other income (expense):
 Investment income				 3,100             2,900
 Other income					 3,700		   2,500
 Interest expense			   (       800)      (     1,400)
                                            __________        __________
	Total other income, net			 6,000 	           4,000
                                            __________        __________
Income (loss) before income tax expense
 (benefit)					 3,000 	     (    87,700)
                                            __________        __________
Income tax expense (benefit):
	Current		  		   (     3,100)      (    30,600)
	Deferred		                 4,000             5,100
                                            __________        __________
	Total income tax expense
      (benefit)				           900       (    25,500)
                                            __________        __________
Net income (loss)		   	    $    2,100       ($   62,200)
                                            ==========        ==========

Basic earnings (loss) per common share      $  .00           ($  .05)
                                            ======            ======
Diluted earnings (loss) per common share    $  .00           ($  .05)
                                            ======            ======
Cash dividends declared
 per common share		  	    $  .08            $  .03
                                            ======            ======



See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



						For the Three Month
						   Periods Ended
						   September 30,
                                                ___________________
						   2013	    2012
                                                ________ __________
Net income (loss)				$  2,100 ($  62,200)

Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax					(  1,800)     9,600
                                                ________  _________
Comprehensive income (loss)			$    300  ($ 52,600)
                                                ========  =========



See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                      For the Three Month Periods Ended
				       Sept. 30, 2013   Sept. 30, 2012
                                       ______________   ______________
Operating activities:
  Net income (loss)                        $   2,100      ($  62,200)
                                           _________       _________
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
      Depreciation and amortization          44,200           44,300
      Deferred income taxes		      4,000	       5,100
      Stock-based compensation	                800	       3,400
      Changes in operating assets and liabilities:
         Accounts receivable                    100	  (   15,600)
         Inventories                      (  77,800)      (  134,600)
         Prepaid expenses and other
          current assets                  (  46,900)          17,400
	    Other assets		       -   		 100
         Accounts payable                     5,000           63,900
         Customer advances	 	     27,500          102,400
         Accrued expenses and taxes       ( 118,100)      (    4,400)
                                          _________       __________
       Total adjustments		  ( 161,200)          82,000
                                          _________       __________
       Net cash provided by (used in)
        operating activities	          ( 159,100)          19,800
                                          _________       __________
Investing activities:
  Purchase of investment securities,
    available-for-sale                    (   5,700)      (    2,300)
  Capital expenditures                    (   8,500)      (   17,400)
  Purchases of intangible assets          (   1,900)      (    2,100)
                                          _________       __________
       Net cash used in
	   investing activities		  (  16,100)	  (   21,800)
                                          _________       __________
Financing activities:
  Principal payments on note payable	  (  19,400)	  (   18,700)
                                          _________       __________
Net decrease in cash and
  cash equivalents	 	          ( 194,600)      (   20,700)
Cash and cash equivalents,
  beginning of period	                    927,300          769,300
                                          _________       __________
Cash and cash equivalents, end of period  $ 732,700	  $  748,600
                                          _________       __________
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes		                  $ 100,000       $     -
  Interest			                800	       1,400


See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature.
These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended
June 30, 2013. The results for the three months ended September 30, 2013, are not necessarily an indication of the results for the full fiscal year ending June 30, 2014.

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


In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this ASU is not expected to have a material impact to the Company's consolidated financial statements.

3.  Acquisition:

On November 14, 2011, the Company through SBI acquired substantially all of the assets of a privately owned company consisting principally of a license and sublicenses under patents held by the University of Maryland, Baltimore County ("UMBC") with respect to the design, development and production of bioprocessing methods, systems and
products.   The acquisition was pursuant to an asset purchase
agreement. The Company paid to the seller $260,000 in cash, issued 135,135 shares of Common Stock valued at $400,000, issued to UMBC a $230,000 36-month note payable, and agreed to make additional cash payments equal to 30% of net royalties received under the acquired license and sublicenses, estimated at a present value of $128,000 on the date of acquisition.

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

In connection with the acquisition, SBI entered into a research and development agreement providing for the seller to perform services with respect to the research and development of bioprocessing methods, systems, and products pursuant to programs set forth in the Agreement at a fee of $14,000 per month plus all related expenses. The agreement was terminated in June 2013 as a result of the death of the seller's chief operating officer.

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


	Segment information is reported as follows:

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended September 30, 2013:

 Revenues       $1,069,700 $  339,700   $   26,700 $     -   $1,436,100
 Foreign Sales	   620,800     73,500        2,000	 -      696,300
 Income(Loss) from
    Operations     117,800 (  104,000)  (   16,800)      -   (    3,000)
 Assets          2,470,200  1,587,200      890,600  1,101,100 6,049,100
 Long-Lived Asset
    Expenditures     9,900       -             500       -       10,400
 Depreciation and
    Amortization    11,000      9,100       24,100       -       44,200



               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended September 30, 2012:

 Revenues      $1,064,900  $  284,200   $    2,600  $    -   $1,351,700
 Foreign Sales	  621,700     239,200         -          -      860,900
 Income (Loss) from
  Operations      117,600  (  134,300) (    75,000)      -  (    91,700)
 Assets     	2,556,900     987,000      801,000 1,521,200  5,866,100
 Long-Lived Asset
    Expenditures    2,100      17,400          -         -       19,500
 Depreciation and
    Amortization   11,100       9,300       23,900       -       44,300


Approximately 68% and 61% of net sales of benchtop laboratory equipment for the three month periods ended September 30, 2013 and 2012, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Two customers accounted in the aggregate for approximately 15% and 22% of the net sales of the Benchtop Laboratory Equipment Operations and 11% and 17% of the Company's revenues for the three months ended September 30, 2013, and 2012, respectively. Sales of catalyst research instruments generally comprise a few very large orders averaging at least $100,000 per order to a limited number of customers, who differ from order to order. Sales to three customers during the three months ended September 30, 2013 accounted for approximately 94% of the Catalyst Research Instrument Operations' revenues and 22% of the Company's total revenues and to five different customers for the three months ended September 30, 2012 accounted for 97% of the segment's revenues and 17% of the Company's total revenues.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at September 30, 2013 and June 30, 2013 according to the valuation techniques the Company used to determine their fair values:


                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                            Fair Value at
                         September 30, 2013   Level 1   Level 2  Level 3
                            ______________  __________ _______  ________


Cash and cash equivalents	$  732,700  $  732,700  $  -    $  -
Available for sale securities      911,500     911,500     -       -
                                __________  __________  _______ ________
Total			        $1,644,200  $1,644,200  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $   70,600  $    -      $  -   	$ 70,600
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
                                ==========  ==========  ======= ========

Investments in marketable securities classified as available-for-sale by security type at September 30, 2013 and June 30, 2013 consisted of the following:


                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At September 30, 2013:

   Available for sale:
   Equity securities		     $  29,300	$  32,400   $   3,100
   Mutual funds			       897,600	  879,100     (18,500)
                                     _________  _________   __________
				     $ 926,900	$ 911,500   $ (15,400)
                                     =========  =========   ==========


                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2013:

       Available for sale:
       Equity securities            $   29,300   $  33,200  $   3,900
       Mutual funds                    892,700     875,200    (17,500)
                                    __________   _________  __________
                                    $  922,000   $ 908,400  $ (13,600)
                                    ==========   =========  ==========
6.	Inventories:

Inventories for financial statement purposes are based on perpetual inventory records at September 30, 2013 and based on a physical count as of June 30, 2013. Components of inventory are as follows:

			    September 30,  	June 30,
				2013   		  2013
                            _____________       __________
	Raw Materials         $1,326,200	$1,336,800
	Work in process          331,900    	   254,000
	Finished Goods           125,300	   114,800
                              __________        __________
			      $1,783,400	$1,705,600
                              ==========        ==========

7.   Earnings (Loss) per common share:

Basic earnings (loss) per common share are computed by dividing net income or loss by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

Earnings (Loss) per common share was computed as follows:

                           	    For the Three Month
                           	    Periods Ended
                             	    September 30,
                                    __________________________
       					2013          2012
                                    ___________  _____________
	Net income (loss)	    $     2,100  ($    62,200)
                                    ===========  =============
	Weighted average common
 	  shares outstanding	      1,337,663     1,335,712
	Dilutive  securities	          7,408	        -
                                    ___________  _____________
	Weighted average dilutive
	  common shares outstanding   1,345,071     1,335,712
                                    ___________  _____________
	  Basic earnings (loss) per
	  common share		    $   .00 	  ($   .05)

	Diluted earnings (loss) per
	  common share		    $   .00 	  ($   .05)

Approximately 28,500 and 60,000 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2013 and 2012, respectively, because the effect would be anti-dilutive.

8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $589,900 as of September 30, 2013 and June 30, 2013, all of which is expected to be deductible for tax purposes.

 The components of other intangible assets are as follows:


			  Useful                Accumulated
			  Lives        Cost     Amortization      Net
                         _________  _________   ____________  _________
 At September 30, 2013:

 Technology, trademarks  5/10 yrs.  $ 865,900   $   417,800   $ 448,100
 Customer relationships   10 yrs.     237,000 	    205,600      31,400
 Sublicense agreements    10 yrs.     294,000        55,100	238,900
 Non-compete agreements    5 yrs.     114,000       106,500       7,500
 Other intangible assets   5 yrs.     157,400       136,000      21,400
                                   __________    __________   _________
	  			   $1,668,300    $  921,000   $ 747,300
                                   ==========    ==========   =========

			Useful                  Accumulated
			Lives          Cost     Amortization      Net
                        __________  _________   ____________  _________
 At June 30, 2013:

 Technology, trademarks  5/10 yrs.  $ 865,400   $   402,100   $ 463,300
 Customer relationships   10 yrs.     237,000 	    203,200      33,800
 Sublicense agreements    10 yrs.     294,000        47,800     246,200
 Non-compete agreements    5 yrs.     114,000       105,900       8,100
 Other intangible assets   5 yrs.     156,000       133,900      22,100
                                   __________    __________   _________
	  			   $1,666,400    $  892,900   $ 773,500
                                   ==========    ==========   =========

Total amortization expense was $28,100 and $28,800 for the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, estimated future amortization expense related to intangible assets is $82,700 for the remainder of the fiscal year ending June 30, 2014, $106,600 for fiscal 2015, $110,800 for fiscal 2016, $95,600 for fiscal
2017, $81,100 for fiscal 2018, and $270,500 thereafter.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $194,600 to $732,700 as of September 30, 2013 from $927,300 as of June 30, 2013.

Net cash used in operating activities was $159,100 for the three months ended September 30, 2013 as compared to cash provided by operating activities of $19,800 for the comparable three month period in 2012, due mainly to the income tax payments made and lower cash advances in the current period compared to the prior period. Cash used in investing activities was $16,100 for the three month period ended September 30, 2013 compared to $21,800 for the three month period ended September 30, 2012 due primarily to decreased capital expenditures. Cash used in financing activities was $19,400 and $18,700 for the three months ended September 30, 2013 and 2012, respectively, related to principal payments on a note related to a recent acquisition.

On September 20, 2013, the Board of Directors of the Company declared a cash dividend of $.08 per share of Common Stock payable on November 4, 2013 to holders of record as of the close of business on October 11, 2013.

The Company's working capital decreased by $87,900 to $3,737,200 at September 30, 2013 from $3,825,100 at June 30, 2013, mostly due to the dividend declared during the period.

The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. which provides for maximum borrowings of up to $700,000, bearing interest at 3.05 percentage points above a defined LIBOR Index. The interest rate as of September 30, 2013 was approximately 3.25% and is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 14, 2014 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the promissory note. As of September 30, 2013 and June 30, 2013, no borrowings under the line were outstanding.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.

Results of Operations

Financial Overview

The Company recorded income of $3,000 before income tax expense for the three months ended September 30, 2013 compared to a loss of $87,700 before income tax benefit for the comparable period last year; the improvement, primarily the result of a smaller loss by the Bioprocessing Systems Operations due to lower research and development expenses during the current year period. The Catalyst Research Instruments Operations also incurred a smaller loss in the current year period primarily due to higher sales.

The Three Months Ended September 30, 2013 Compared With the Three
Months Ended September 30, 2012

Revenues for the three months ended September 30, 2013 increased by $84,400 (6.2%) to $1,436,100 from $1,351,700 for the three months ended September 30, 2012, primarily as a result of a $55,500 increase in catalyst research instrument sales and a $24,100 increase in revenue of the bioprocessing systems operations. Sales of benchtop laboratory products increased slightly by $4,800 compared to the same period last year. Sales of catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The Bioprocessing Systems Operations' revenues consist primarily of earned royalties. The backlog of orders for catalyst research instruments was $513,400 as of September 30, 2013, substantially all of which is expected to be delivered by fiscal year end, as compared to the backlog as of September 30, 2012 of $1,240,000.

The gross profit percentage for the three months ended September
30, 2013 increased to 41.4% compared to 34.4% for the three months ended September 30, 2012, due to product mix.

General and administrative expenses for the three months ended September 30, 2013 increased by $23,400 (8.4%) to $303,000 from
$279,600 for the three months ended September 30, 2012, primarily due to an increase in expenses incurred by the Benchtop Laboratory Equipment Operations.

Selling expenses for the three months ended September 30, 2013 increased $40,600 (26.0%) to $197,000 from $156,400 for the three months ended September 30, 2012, primarily the result of increased sales commissions and exhibitions expenses for the Catalyst
Research Instruments Operations.

Research and development expenses for the three months ended September 30, 2013 decreased by $22,900 (19.1%) to $97,200 from
$120,100 for the three months ended September 30, 2012, primarily the result of lower product development costs related to the Bioprocessing Systems Operations during the current quarter due to the termination of an R&D agreement.

Other income increased by $2,000 to $6,000 for the three months ended September 30, 2013 from $4,000 for the prior year period, mainly due to lower interest expense incurred by the Bioprocessing Systems Operations and higher miscellaneous income.

For the three months ended September 30, 2013, the income tax expense was $900 compared to an income tax benefit of $25,500 for the three months ended September 30, 2012.

As a result, net income for the three months ended September 30, 2013 of $2,100 compared to a net loss of $62,200 for the three months ended September 30, 2012.



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




                              Scientific Industries, Inc.
                              Registrant


                              /s/ Helena R. Santos
			      ____________________________
                              Helena R. Santos
                              President, Chief Executive Officer
                              and Treasurer
                              Principal Executive, Financial and
                              Accounting Officer

Date: November 14, 2013