Form 10-Q
period 2013-12-31
SCIENTIFIC INDUSTRIES INC
filed 2014-02-13
CIK 87802

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	    Washington, D.C. 20549

	            FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended    December 31, 2013
                          __________________________
      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________

Commission File Number:             0-6658
                       ______________________________________________

                        SCIENTIFIC INDUSTRIES, INC.
_____________________________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware         		   04-2217279
____________________________    _________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York                       11716
_____________________________________________________________________
(Address of principal executive offices)		(Zip Code)

                              (631)567-4700
_____________________________________________________________________
       (Registrant=s telephone number, including area code)

                             Not Applicable
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "Accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      	Accelerated Filer  ________

Non-accelerated filer        	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes [   ]   No [ x ]

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of February 2, 2014 was 1,342,663 shares.

                          TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION


ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


							Page

Condensed Consolidated Balance Sheets	     	         1

Condensed Consolidated Statements of Operations		 2

Condensed Consolidated Statements of Comprehensive
Income   					         3

Condensed Consolidated Statements of Cash Flows		 4

Notes to Condensed Consolidated Financial Statements	 5

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS	                                13

ITEM 4	CONTROLS AND PROCEDURES				16

PART II B OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	        16

SIGNATURE                                               18

EXHIBITS					        19

            PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	           ASSETS
			                   December 31,   June 30,
                                               2013         2013
				           (Unaudited)
                                           ___________  __________
Current Assets:
  Cash and cash equivalents		    $1,109,000  $  927,300
  Investment securities			       643,800	   908,400
  Trade accounts receivable, net               926,800	   815,900
  Inventories				     1,871,200	 1,705,600
  Prepaid expenses and other current assets	84,300	    59,000
  Deferred taxes				88,800	    86,600
                                            __________  __________
            Total current assets	     4,723,900	 4,502,800

Property and equipment at cost, net	       148,800	   156,500

Intangible assets, net  		       719,300	   773,500

Goodwill				       589,900	   589,900

Other assets            			24,100	    24,100

Deferred taxes				        97,200	   106,200
                                            __________  __________
           Total assets                     $6,303,200	$6,153,000
                                            ==========  ==========
	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable			    $  151,100	$  156,800
  Customer advances			       210,700	    15,900
  Bank line of credit				50,000	      -
  Notes payable, current		        66,200	    78,300
  Accrued expenses and taxes		       313,600	   407,700
  Contingent consideration payable, current	19,000	    19,000
                                            __________  __________
   	  Total current liabilities	       810,600	   677,700

Contingent consideration payable,
  less current portion	                        51,600	    51,600

Notes payable, less current portion		  -   	    26,700
                                            __________  __________
        Total liabilities		       862,200	   756,000
                                            __________  __________
Shareholders' equity:
  Common stock, $.05 par value; authorized
    7,000,000 shares;
    1,362,465 issued and outstanding at
    December 31, 2013 and 1,357,465 at
    June 30, 2013                               68,100	    67,900
  Additional paid-in capital                 1,993,700	 1,977,100
  Accumulated other comprehensive loss      (   16,200)	(   13,600)
  Retained earnings                          3,447,800	 3,418,000
                                            __________  __________
                                             5,493,400	 5,449,400
  Less common stock held in treasury, at cost,
   19,802 shares                                52,400	    52,400
                                            __________  __________
        Total shareholders' equity	     5,441,000	 5,397,000
        Total liabilities and               __________  __________
          shareholders' equity              $6,303,200  $6,153,000
                                            ==========  ==========


See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	                  For the Three Month    For the Six Month
                          Periods Ended	         Periods Ended
                          December 31,           December 31,
                          ______________________ ______________________
                             2013        2012       2013        2012
                          __________  __________ __________  __________
Revenues                  $1,747,800  $1,876,900 $3,183,900  $3,228,600
Cost of sales		     929,700   1,046,600  1,771,600   1,934,000
                          __________  __________ __________  __________
Gross profit                 818,100     830,300  1,412,300   1,294,600
                          __________  __________ __________  __________
Operating Expenses:
 General & administrative    342,900     309,600    645,900     589,200
 Selling                     207,900     191,100    404,900     347,400
 Research & development       90,800     135,100    188,000     255,200
                          __________  __________ __________  __________
  Total operating
  expenses  		     641,600     635,800  1,238,800   1,191,800
                          __________  __________ __________  __________
Income from
 operations   		     176,500     194,500    173,500     102,800
                          __________  __________ __________  __________
Other income (expense):
 Investment income	       5,400       3,100      8,500       5,900
 Other			       2,200 (     1,600)     5,900	    900
 Interest expense	   (   1,000)(     1,300) (   1,800)  (   2,700)
                          __________  __________ __________  __________

  Total other income, net      6,600         200     12,600       4,100
                          __________  __________ __________  __________
Income before
 income taxes 		     183,100     194,700    186,100     106,900
                          __________  __________ __________  __________
Income tax expense:
  Current		      44,800      51,800     41,700      21,200
  Deferred		       3,200       4,500      7,200       9,500
                          __________  __________ __________  __________
Total income tax
  expense 		      48,000      56,300     48,900      30,700
                          __________  __________ __________  __________
Net income 	           $ 135,100  $  138,400 $  137,200  $   76,200
                          ==========  ========== ==========  ==========

Basic earnings per common
 share	                   $  .10     $  .10	 $  .10	     $  .06

Diluted earnings per common
 share  		   $  .10     $  .10 	 $  .10	     $  .06

Cash dividends declared
 per common share	   $  .00     $  .00	 $  .08	     $  .03


See notes to unaudited condensed consolidated financial statements

        SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)





                             For the Three Month    For the Six Month
			     Periods Ended	    Periods Ended
			     December  31,	    December 31,
                             ___________________    __________________
				2013	  2012 	      2013      2012
                             ________  _________    ________  ________
Net income		     $135,100  $138,400     $137,200  $ 76,200

Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax		    (     800)    3,300    (  2,600)    12,900
                            _________  ________    ________   ________
Comprehensive income	     $134,300  $141,700	   $134,600   $ 89,100
                            =========  ========    ========   ========






  See notes to unaudited condensed consolidated financial statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 For the Six Month Periods Ended
                               December 31, 2013   December 31, 2012
                               _________________   _________________
Operating activities:
  Net income		             $  137,200	      $   76,200
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Loss on sale of investments        10,500		   4,800
      Depreciation and amortization	 88,500		  89,000
      Deferred income tax		  7,200		   9,500
      Stock-based compensation		 10,200		   6,700
      Changes in operating assets and liabilities:
         Accounts receivable	     (  110,900)      (  319,300)
         Inventories		     (  165,600)      (  221,000)
         Prepaid expenses and other
          current assets             (   25,300)	  81,600
	 Other assets			   -		   1,600
         Accounts payable            (    5,700)	  27,500
         Customer advances	        194,800		 257,900
         Accrued expenses and taxes  (   94,100)      (   15,700)
                                     __________       __________
       Total adjustments	     (   90,400)      (   77,400)
                                     __________       __________
       Net cash provided by (used in)
         operating activities		 46,800	      (    1,200)
                                     __________       __________
Investing activities:
  Purchase of investment securities,
    available-for-sale		     (   24,300)      (  710,300)
  Capital expenditures		     (   24,600)      (   25,200)
  Purchase of intangible assets	     (    1,900)      (    2,100)
  Redemption of investment securities,
    available for sale                  275,300	         717,600
                                     __________       __________

       Net cash provided by
         (used in) investing activities	224,500	      (   20,000)
                                     __________       __________
Financing activities:
 Line of credit proceeds		 50,000	            -
 Proceeds from exercise of stock options  6,700		    -
 Cash dividend declared and paid     (  107,400)      (   40,100)
 Principal payments on note payable  (   38,900)      (   37,600)
                                     __________       __________

       Net cash used in financing
         activities                  (   89,600)      (   77,700)
                                     __________       __________
Net increase (decrease) in cash
 and cash equivalents			181,700	      (   98,900)

Cash and cash equivalents,
  beginning of year	                927,300          769,300
                                     __________       __________
Cash and cash equivalents, end
  of period			     $1,109,000       $  670,400
                                     ==========       ==========
Supplemental disclosures:
Cash paid during the period for:
 Income taxes			     $  100,000	      $     -
 Interest				  1,800		   2,700

See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2013. The results for the three and six months ended December 31, 2013, are not necessarily an indication of the results for the full fiscal year ending
June 30, 2014.

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


In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carries forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this ASU is not expected to have a material impact to the Company's consolidated financial statements.

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

Segment information is reported as follows (foreign sales are principally to customers in Europe and Asia):



               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended December 31, 2013:

 Revenues      $1,154,000   $  463,400  $   130,400 $    -   $1,747,800
 Foreign Sales    823,400       88,900          -	 -	912,300
 Income (Loss)
  from Operations 119,800	 2,100       64,600 (  10,000)  176,500
 Assets     	2,787,400    1,704,400      981,600   829,800 6,303,200
 Long-Lived Asset
    Expenditures   10,100          -          6,000      -       16,100
 Depreciation and
    Amortization   11,600        8,500       24,200      -       44,300



               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended December 31, 2012:

 Revenues      $1,164,900  $  664,900   $   47,100  $    -   $1,876,900
 Foreign Sales	  747,900     279,800         -          -    1,027,700
 Income (Loss)
  from Operations 157,200      68,200  (    30,900)      -      194,500
 Assets     	2,485,700   1,695,400      963,100    915,800 6,060,000
 Long-Lived Asset
    Expenditures    7,100         700          -         -        7,800
 Depreciation and
    Amortization   11,500       9,200       24,000       -       44,700


Approximately 65% and 73% of net sales of benchtop laboratory equipment (43% and 46% of total net sales) for the three month periods ended December 31, 2013 and 2012, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Two customers accounted in the aggregate for approximately 25% and 24% of the net sales of the Benchtop Laboratory Equipment Operations and 17% and 15% of total revenues for the three months ended December 31, 2013, and 2012, respectively. Sales of catalyst research instruments generally comprise a few very large orders averaging at least $100,000 per order to a limited number of customers, who differ from order to order. Sales to three customers and four customers represented approximately 91% and 95% of the Catalyst Research Instrument Operations' net sales, respectively, and 24% and 34% of total revenues for the three months ended December 31, 2013 and 2012, respectively.


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Six months ended December 31, 2013:

 Revenues      $2,223,700  $  803,100   $  157,100  $   -     $3,183,900
 Foreign Sales	1,444,200     162,400        2,000      -      1,608,600
 Income (Loss)
  from Operations 238,100  (  101,900)      47,800 (  10,500)    173,500
 Assets	      	2,787,400   1,704,400      981,600   829,800   6,303,200
 Long-Lived Asset
    Expenditures   20,000        -           6,500      -         26,500
 Depreciation and
    Amortization   22,600      17,600       48,300      -         88,500


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Six months ended December 30, 2012:

 Revenues      $2,229,700  $  949,200   $   49,700  $    -   $3,228,600
 Foreign Sales	1,369,600     519,000         -          -    1,888,600
 Income (Loss)
  from Operations 274,800 (    66,100)  (  105,900)      -      102,800
 Assets     	2,485,700   1,695,400      963,100    915,800 6,060,000
 Long-Lived Asset
    Expenditures    9,200      18,100          -         -       27,300
 Depreciation and
    Amortization   22,600      18,500       47,900       -       89,000


Approximately 66% and 68% of net sales of benchtop laboratory equipment (46% and 47% of total revenues) for the six month periods ended December 31, 2013 and 2012, respectively, were derived from the segment's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 21% and 23% of the segment's net sales for the six month periods ended December 31, 2013 and 2012, and 14% and 16%, of total revenues for the six month periods ended December 31, 2013 and 2012, respectively.

Sales of catalyst research instruments to six and four different customers in each of the six month periods, accounted for approximately 92% and 67% of the segment's net sales and 23% and 20% of total revenues for the six month periods ended December 31, 2013 and 2012, respectively.

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

The following tables set forth the level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at December 31, 2013 and June 30, 2013 according to the valuation techniques the Company used to determine their fair values:


                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                            Fair Value at
                            December 31,
                            2013            Level 1    Level 2  Level 3
                            ______________  __________ _______  ________
Cash and cash equivalents	$1,109,000  $1,109,000 $  -     $  -
Available for sale securities  	   643,800     643,800    -        -
                                __________  __________ _______  ________
Total				$1,752,800  $1,752,800 $  -     $  -
                                ==========  ========== =======  ========
Liabilities:
 Contingent consideration	$   70,600  $  	  -    $  -	$ 70,600
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
                                ==========  ==========  ======= ========

Investments in marketable securities classified as available-for-sale by security type at December 31, 2013 and June 30, 2013 consisted of the following:

                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At December 31, 2013:
   Available for sale
   Equity securities		   $  29,300	 $  37,000  $    7,700
   Mutual funds			     630,700	   606,800     (23,900)
                                   _________     _________  __________
				   $ 660,000	 $ 643,800  $  (16,200)
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

Inventories for financial statement purposes are based on perpetual inventory records at December 31, 2013 and based on a physical count as of June 30, 2013. Components of inventory are as follows:

			     December 31,  		  June 30,
				 2013   		    2013
                              __________                __________
	Raw Materials         $1,358,300		$1,336,800
	Work in process          396,300    		   254,000
	Finished Goods           116,600		   114,800
                              __________                __________
			      $1,871,200		$1,705,600
                              ==========                ==========

7.   Earnings per common share:

  Basic earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

	Earnings per common share was computed as follows:

             			For the Three Month  For the Six Month
             			Periods Ended	     Period Ended
                           	December 31,         December 31,
                           _______________________ _____________________
				2013        2012       2013       2012
                           ___________  __________ __________ __________

Net income		   $   135,100  $  138,400 $  137,200 $   76,200
                           ===========  ========== ========== ==========
Weighted average common
  shares outstanding   	     1,342,663	 1,337,175  1,340,163  1,336,444
Dilutive  securities	         6,327	     3,765	6,867      4,463
                           ___________  __________ __________ __________
Weighted average dilutive
  common shares outstanding  1,348,990   1,340,940  1,347,030  1,340,907
                           ===========  ========== ========== ==========
Basic earnings per
  common share		   $    .10	$    .10   $    .10   $     .06

Diluted earnings per
  common share		   $    .10	$    .10   $    .10   $     .06


Approximately 5,000 and 28,500 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three and six month periods ended December 31, 2013, because the effect would be anti-dilutive.

Approximately 40,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for each of the three and six month periods ended December 31, 2012, because the effect would be anti-dilutive.

8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $589,900 as of December 31, 2013 and June 30, 2013, all of which is deductible for tax purposes.

 The components of other intangible assets are as follows:


			Useful                  Accumulated
			Lives          Cost     Amortization      Net
                        __________  _________   ____________  _________
 At December 31, 2013:

 Technology, trademarks  5/10 yrs.  $ 865,900   $   433,600   $ 432,300
 Customer relationships   10 yrs.     237,000 	    207,800      29,200
 Sublicense agreements    10 yrs.     294,000        62,500     231,500
 Non-compete agreements    5 yrs.     114,000       107,100       6,900
 Other intangible assets   5 yrs.     157,400       138,000      19,400
                                   __________   ___________   _________
	  			   $1,668,300   $   949,000   $ 719,300
                                   ==========   ===========   =========

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
                                   __________    __________   _________
	  			   $1,666,400    $  892,900   $ 773,500
                                   ==========    ==========   =========

Total amortization expense was $28,100 and $28,600 for the three months ended December 31, 2013 and 2012, respectively and $56,200 and $57,400 for the six months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, estimated future amortization expense related to intangible assets is $54,600 for the remainder of the fiscal year ending June 30, 2014, $106,600 for fiscal 2015, $110,800 for fiscal
2016, $95,600 for fiscal 2017, $81,100 for fiscal 2018, and
$270,600 thereafter.

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


Liquidity and Capital Resources

Cash and cash equivalents increased by $181,700 to $1,109,000 as of December 31, 2013 from $927,300 as of June 30, 2013.

Net cash provided by operating activities was $46,800 for the six months ended December 31, 2013 as compared to $1,200 used in operating activities for the six months ended December 31, 2012, due mainly to higher income. Cash provided by investing activities was $224,500 for the six month period ended December 31, 2013 compared to $20,000 used in the six month period ended December 31, 2012, due to redemption in the earlier period of certain investment securities. The Company reflected cash used in financing activities of $89,600 in the current year period compared to $77,700 in the prior year comparable period, primarily due to the higher dividend in the current year, partially offset by a $50,000 borrowing under the Company's bank line of credit.

On September 20, 2013, the Board of Directors of the Company declared a cash dividend of $.08 per share of Common Stock which was paid on November 4, 2013 to holders of record as of the close of business on October 11, 2013.

The Company's working capital increased by $88,200 to $3,913,300 as of December 31, 2013 from working capital of $3,825,100 at June 30, 2013, mainly due to the income for the period.

The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. which provides for maximum borrowings of up to $700,000, bearing interest at 3.05 percentage points above a defined LIBOR Index. The interest rate as of December 31, 2013 was approximately 3.22% and any borrowing is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 14, 2014 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the promissory note. As of December 31, 2013 $50,000 was outstanding under the line and zero at June 30, 2013.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities.


Results of Operations


Financial Overview

The Company recorded income before income taxes of $183,100 and $194,700 for the three month periods ended December 31, 2013 and 2012, respectively. The decrease was primarily due to lower sales during the period by the Company's Catalyst Research Instruments Operations, partially offset by the profit derived from an order for bioprocessing product prototypes that had minimal costs associated with the order, since the costs had been previously expensed as product development costs.

The Company reflected income before income taxes of $186,100 and $106,900 for the six month periods ended December 31, 2013 and 2012, respectively. The increase was principally due to the profit related to the Bioprocessing Systems Operations as described above, and lower product development costs for the Bioprocessing Systems Operations.


The Three Months Ended December 31, 2013 Compared With the Three Months Ended December 31, 2012

Net sales for the three months ended December 31, 2013 decreased by $129,100 (6.9%) to $1,747,800 from $1,876,900 for the three months ended December 31, 2012 as a result of a $201,500 decrease in sales by the Catalyst Research Instruments Operations and a $10,900 decrease in sales by the Laboratory Equipment Operations, offset by a $83,300 increase in revenues of the Bioprocessing Systems Operations. Sales of the benchtop laboratory equipment products generally are pursuant to many small purchase orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $1,063,900 as of December 31, 2013, all of which are anticipated to be delivered by June 30, 2014; the back log as of December 31, 2012 was $1,452,300. The revenues generated by the Bioprocessing Systems Operations included a one-time order for prototype bioprocessing products of approximately $100,000, with the remaining revenues being derived from royalties for the related products still under development.

The increase in gross profit percentage for the three months ended December 31, 2013 to 46.8% from 44.2% for the year earlier three month period was primarily the result of the low costs related to the bioprocessing products prototype order.

General and administrative expenses for the three month comparative periods ended December 31, 2013 and December 31, 2012 increased by $33,300 (10.8%) to $342,900 from $309,600 primarily due to expenses related to the recently announced proposed acquisition. In December 2013, the Company entered into an agreement in principle to acquire from a privately held company, its laboratory and pharmacy balance and digital scale business and substantially all its related assets. The consideration is to consist of cash, shares of the Company's
Common Stock and commissions based on future sales of the balance and scale products over a period from closing through June 30, 2017 with an aggregate value of approximately $1,700,000. The proposed acquisition agreement is to contain several conditions to consummation of the acquisition including the execution by the principals of long term non-competition agreements, a long-term employment agreement with the seller's principal manager, and a long-term supply agreement with its principal supplier of related products. No assurance can be given that the proposed acquisition will be completed or if completed, on the foregoing terms.

Selling expenses for the three months ended December 31, 2013 increased by $16,800 (8.8%) to $207,900 from $191,100 for the three months ended December 31, 2012, primarily the result of increased selling activities by the Bioprocessing Systems Operations and dealer-related activities for the Laboratory Equipment Operations.

Research and development expenses for the three months ended December 31, 2013 decreased $44,300 (32.8%) to $90,800 from $135,100 for the three months ended December 31, 2012, primarily the result of a reduction of product development expenses by the Company's Bioprocessing Systems Operations due to the use of lower cost consultants.

Total other income for the three month period ended December 31, 2013 increased by $6,400 to $6,600 from $200 for the three month period ended December 31, 2012, mainly due to increased investment income and miscellaneous income items.

As a result income before income taxes for the three months ended December 31, 2013, was $183,100 compared to $194,700 for the three months ended December 31, 2012, and income tax expense was $48,000 compared to $56,300 for the three months ended December 31, 2012.



The Six Months Ended December 31, 2013 Compared With the Six Months Ended December 31, 2012

Net sales for the six months ended December 31, 2013 decreased by $44,700 (1.4%) to $3,183,900 compared to $3,228,600 for the six months ended December 31, 2012, due to decreases of $146,100 in catalyst research instrument sales and $6,000 in benchtop laboratory equipment sales, partially offset by an increase in revenues( one order of approximately $100,000) for bioprocessing products. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The revenues generated by the Bioprocessing Systems Operations reflected a one-time order for prototype bioprocessing products of approximately $100,000, with the remaining revenues being derived from royalties. The related products are still under development.

The gross profit percentage for the six months ended December 31, 2013 increased to 44.4% compared to 40.1% for the six months ended December 31, 2012, due to increased gross margins for all operations.

General and administrative expenses increased by $56,700 (9.6%) to $645,900 for the six months ended December 31, 2013 from $589,200 for the comparable period of the prior year, due to increases in various expenses, including the proposed acquisition (see above), board meetings, and related expenses.

Selling expenses for the six months ended December 31, 2013 increased by $57,500 (16.6%) to $404,900 from $347,400 for the six months ended
December 31, 2012, primarily the result of increased dealer-related activities for the Benchtop Laboratory Equipment Operations, and commissions and exhibitions expense for the Catalyst Research Instruments Operations.

Research and development expenses for the six months ended December 31, 2013 decreased $67,200 (26.3%) to $188,000 compared to $255,200 for the six months ended December 31, 2012, primarily the result of a reduction of product development expenses by the Company?s Bioprocessing Systems Operations due to the use of lower-cost consultants.

Total other income for the six month period ended December 31, 2013 increased by $8,500 to $12,600 from $4,100 for the six month period ended December 31, 2012, mainly due to increased investment income and miscellaneous items.

As a result, income tax expense for the six month period ended December 31, 2013 was $48,900 compared to $30,700 for the comparable period of the prior fiscal year, and net income for the six months ended December 31, 2013 was $137,200 compared to $76,200 for the six months ended December 31, 2012.


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
                Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b) Reports on Form 8-K:

	Report dated December 2, 2013 reporting under Item 8.01.

        Report dated December 13, 2013 reporting under Item 1.01 and 5.07.

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

Date: February 13, 2014