Form 10-Q
period 2014-03-31
SCIENTIFIC INDUSTRIES INC
filed 2014-05-15
CIK 87802

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	  Washington, D.C. 20549

	          FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2014

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                              ___________  ______________

Commission File Number:             0-6658
                              ___________________________

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), except for a Report on Form 8-K required to be filed in February 2014 with respect to an acquisition and (2) has been subject to such filing
requirements for the past 90 days.    Yes [  X  ]    No  [     ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of Alarge accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      	Accelerated Filer

Non-accelerated filer        	Smaller reporting company [  X  ]
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                   Yes    [ X ] No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of April 25, 2014 was 1,469,112 shares.

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

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
	           ASSETS
			                   March 31,   June 30,
                                              2014       2013
				           (Unaudited)
                                           ___________  __________
Current Assets:
  Cash and cash equivalents		    $  343,000  $  927,300
  Investment securities			       474,000	   908,400
  Trade accounts receivable, net             1,135,300	   815,900
  Inventories				     2,249,300	 1,705,600
  Prepaid expenses and other current assets    125,900	    59,000
  Deferred taxes				89,000	    86,600
                                            __________  __________
            Total current assets	     4,416,500	 4,502,800

Property and equipment at cost, net	       272,400	   156,500

Intangible assets, net  		     1,883,000	   773,500

Goodwill				       705,300	   589,900

Other assets            			24,100	    24,100

Deferred taxes				       111,800	   106,200
                                            __________  __________
           Total assets                     $7,413,100	$6,153,000
                                            ==========  ==========
	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable			    $  234,700	$  156,800
  Customer advances			       271,900	    15,900
  Bank line of credit				80,000	      -
  Notes payable, current		        46,500	    78,300
  Accrued expenses and taxes		       427,600	   407,700
  Contingent consideration payable, current    120,000	    19,000
                                            __________  __________
   	  Total current liabilities	     1,180,700	   677,700

Contingent consideration payable,
  less current portion	                       408,700	    51,600

Notes payable, less current portion		  -   	    26,700
                                            __________  __________
        Total liabilities		     1,589,400	   756,000
                                            __________  __________
Shareholders' equity:
  Common stock, $.05 par value; authorized
    7,000,000 shares;
    1,488,914 issued and outstanding at
    March 31, 2014 and 1,357,465 at
    June 30, 2013                               74,400	    67,900
  Additional paid-in capital                 2,419,700	 1,977,100
  Accumulated other comprehensive loss      (    6,100)	(   13,600)
  Retained earnings                          3,388,100	 3,418,000
                                            __________  __________
                                             5,876,100	 5,449,400
  Less common stock held in treasury, at cost,
   19,802 shares                                52,400	    52,400
                                            __________  __________
        Total shareholders' equity	     5,823,700	 5,397,000
        Total liabilities and               __________  __________
          shareholders' equity              $7,413,100  $6,153,000
                                            ==========  ==========


See notes to unaudited condensed consolidated financial statements

	                  For the Three Month    For the Nine Month
                          Periods Ended	         Periods Ended
                          March 31,           	 March 31,
                          ______________________ ______________________
                             2014        2013       2014        2013
                          __________  __________ __________  __________
Revenues                  $1,786,300  $1,626,100 $4,970,200  $4,854,700
Cost of sales		   1,088,900     810,700  2,860,500   2,744,700
                          __________  __________ __________  __________
Gross profit                 697,400     815,400  2,109,700   2,110,000
                          __________  __________ __________  __________
Operating Expenses:
 General & administrative    461,800     320,800  1,108,100     910,000
 Selling                     198,000     188,600    602,800     536,000
 Research & development      113,800     100,800    301,900     356,000
                          __________  __________ __________  __________
  Total operating
  expenses  		     773,600     610,200  2,012,800   1,802,000
                          __________  __________ __________  __________
Income (loss) from
 operations   		  (   76,200)    205,200     96,900     308,000
                          __________  __________ __________  __________
Other income (expense):
 Investment income	       1,000       5,700     19,500      11,600
 Other			  (   3,700)         600  (   7,700)	  1,500
 Interest expense	  (     900) (     1,100) (   2,400)  (   3,800)
                          __________  __________ __________  __________

  Total other income
   (expense), net          (   3,600)      5,200      9,400       9,300
                          __________  __________ __________  __________
Income (loss) before
 income taxes (benefit)	  (   79,800)    210,400    106,300     317,300
                          __________  __________ __________  __________

Income tax expense (benefit):
  Current		  (    1,400)     53,600     40,200      74,800
  Deferred		  (   18,700)      6,700 (   11,400)     16,200
                          __________  __________ __________  __________
Total income (loss) tax
  expense (benefit)	  (   20,100)     60,300     28,800      91,000
                          __________  __________ __________  __________
Net income (loss)         ($  59,700) $  150,100 $   77,500  $  226,300
                          ==========  ========== ==========  ==========

Basic earnings (loss) per common
 share	                  ($  .04)    $  .11	 $  .06	     $  .17

Diluted earnings (loss) per common
 share  		  ($  .04)    $  .11 	 $  .06      $  .17

Cash dividends declared
 per common share	   $  .00     $  .00	 $  .08	     $  .03


See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)




		                For the Three Month    For the Nine Month
                                Periods Ended          Periods Ended
                                March 31,              March 31,
                                ___________________    ____________________
                                   2014      2013         2014       2013
                                ___________________    ____________________
Net income (loss)		($ 59,700) $150,100    $  77,500  $ 226,300

Other comprehensive income:
  Unrealized holding gain
  arising during period,
  net of tax			   10,100     3,900	   7,500     16,800
                                _________  ________    _________  _________

Comprehensive income (loss)     ($ 49,600) $154,000    $  85,000  $ 243,100
                                =========  ========    =========  =========









     See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             For the Nine Month Periods Ended
                                             March 31, 2014   March 31, 2013
                                             ______________   ______________
Operating activities:
  Net income					  $  77,500    $  226,300
                                                  _________    __________
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
      Loss on sale of investments                    17,300         7,400
      Depreciation and amortization		    154,000	  132,400
      Deferred income tax (benefit)	         (   11,400)	   16,200
      Stock-based compensation			     14,900         7,600
      Changes in operating assets and liabilities,
        net of effect of acquisition:
        Accounts receivable		          (  319,400)  (  108,200)
        Inventories			          (  399,700)  (  631,500)
        Prepaid expenses and other current assets (   66,900)	  104,200
        Accounts payable                              77,900	   24,800
        Customer advances		             256,000	  404,700
        Accrued expenses and taxes		      19,900	  143,700
        Other assets	          	                -   	    1,600
                                                  ___________  ___________
      Total adjustments	        	          (  257,400)     102,900
                                                  ___________  ___________
      Net cash provided by (used in) operating
         activities				  (  179,900)	  329,200
                                                  ___________  ___________
Investing activities:
  Cash paid for asset acquisition 		  (  700,000)	     -
  Redemption of investment securities,
    available-for-sale				     450,900	  717,600
  Purchase of investment securities,
    available-for-sale				  (   25,000)  (  716,900)
  Capital expenditures				  (   47,100)  (   28,100)
  Purchase of other intangible assets	          (    2,900)  (    2,100)
                                                  ___________  ___________
       Net cash used in investing activities	  (  324,100)  (   29,500)
                                                  ___________  ___________
Financing activities:
 Line of credit proceeds			    150,000	     -
 Line of credit repayments			 (   70,000)	     -
 Payments of contingent consideration		 (    1,100)   (   25,900)
 Proceeds from exercise of stock options	      6,700   	     -
 Cash dividend declared and paid		 (  107,400)   (   40,100)
 Principal payments on note payable		 (   58,500)   (   56,600)
                                                  ___________  ___________
	 Net cash used in financing activities	 (   80,300)   (  122,600)
                                                 ____________  ___________
Net increase (decrease) in cash
 and cash equivalents				 (  584,300)	  177,100

Cash and cash equivalents, beginning of year	    927,300       769,300
                                                 ____________  ___________
Cash and cash equivalents, end of period	 $  343,000    $  946,400
                                                 ============  ===========
Supplemental disclosures:
Cash paid during the period for:
 Income taxes				 	 $  152,100    $     -
 Interest					      2,400         3,800

See Note 2 for non-cash investing and financing activities in connection with an asset acquisition.

See notes to unaudited condensed consolidated financial statements

      SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:	The accompanying unaudited interim condensed
consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended
June 30, 2013. The results for the three and nine months ended March 31, 2014, are not necessarily an indication of the results for the full fiscal year ending June 30, 2014.

1.	Summary of significant accounting policies:

     Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc. ("Scientific", a Delaware corporation), and its wholly-owned subsidiaries, Altamira Instruments, Inc.("Altamira", a Delaware corporation), Scientific Packaging Industries, Inc. (an inactive New York corporation) and Scientific Bioprocessing, Inc., ("SBI", a Delaware corporation). All are collectively referred to as the "Company". All material intercompany balances and transactions have been eliminated.

2.	New Accounting Pronouncements:

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carries forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this ASU did not have a material impact to the Company's consolidated financial statements.

3.  Acquisition:

On February 26, 2014, the Company acquired substantially all the assets of a privately held company (the "Seller") engaged in the production and sale of a variety of laboratory and pharmacy balances and scales from its facility in Clifton, New Jersey. The acquisition was pursuant to an asset purchase agreement (the "Agreement") between the Company and the Seller and the principal stockholders of the Seller whereby the Company paid the Seller $700,000 in cash, 126,449 shares of Common Stock valued at $427,500 (of which 31,612 are held in escrow for one year) and agreed to make additional cash payments based on a percentage of net sales of the business acquired equal to 8% for the period ending June 30, 2014 annualized, 9% for the year ending June 30, 2015, 10% for the year ending June 30, 2016, and 11% for the year ending June 30, 2017, estimated at a present value of $460,000 on the date of acquisition.

The products which are similar to the Company's other Benchtop Laboratory Equipment, and in many cases used by the same customers, are marketed under the Torbal(R) brand. The principal customers are pharmacies, pharmacy schools, universities, government laboratories, and industries utilizing a precision scale. The products are sold primarily on a direct basis, including through the Company's e-commerce site.

Management of the Company allocated the purchase price based on its valuation of the assets acquired, as follows:

    Current Assets		$   144,000
    Property and Equipment	    118,100
    Goodwill*		            115,400
    Other Intangible Assets	  1,210,000
                                ___________
    Net Assets Acquired		$ 1,587,500
                                ===========

	    *See Note 8, "Goodwill and Other Intangible Assets".

Of the $1,210,000 of the acquired other intangible assets, $570,000 was assigned to technology and websites with a useful life of 5 years, $120,000 was assigned to customer relationships with a estimated useful life of 9 years, $140,000 was assigned to the trade name with a useful life of 5 years, $110,000 was assigned to the IPR&D (intellectual property, and research and development) with a useful life of 3 years, and $270,000 was assigned to non-compete agreements with a useful life of 5 years.

In connection with the acquisition, the Company entered into a three-year employment agreement with the Chief Operating Officer of the Seller as President of the Company's new Torbal Scales Division and Director of Marketing for the Company. The agreement may be extended by mutual consent for an additional two years.

	    Pro forma results

The unaudited pro forma condensed consolidated financial information in the table below summarizes the consolidated results of operations of the Company and its new Torbal Scales Division, as though the companies had been combined as of the beginning of each of the periods presented. The Company's results of operations for the three and nine months ended March 31, 2014 include the results of the Torbal Scales Division since February 26, 2014, the date of acquisition.
The unaudited pro forma financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the commencement of the periods presented. In addition, the Company was unable to obtain audited historical financial statements and, therefore, information presented is based on management's best judgment using the unaudited financial information provided and management's expectations.

  	                   For the Three Month     For the Nine Month
	                   Periods Ended	   Periods Ended
                           March 31,          	   March 31,
                           ______________________  ______________________
                               2014	   2013		2014	  2013
                           ______________________  ______________________

    Net Sales              $2,006,300  $1,956,100  $5,900,200  $5,934,700

    Net Income (loss)	  ($   73,100) $  136,200  $   59,600  $  213,100

    Net income (loss per share
	- basic		  ($  .05)     $  .09	   $  .04      $  .15

    Net income (loss) per share
	- diluted	  ($  .05)     $  .09	   $  .04      $  .15


4.	Segment Information and Concentrations:

The Company views its operations as three segments: the manufacture and marketing of standard benchtop laboratory equipment including the balances and scales by its Torbal Scales Division for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and on a direct basis ("Benchtop Laboratory Equipment"), the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies sold on a direct basis ("Catalyst Research Instruments") and the marketing and production of bioprocessing systems for laboratory research in the biotechnology industry sold directly to customers and through distributors ("Bioprocessing Systems").

       Segment information is reported as follows:



               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended March 31, 2014:

 Revenues       $1,177,400 $  603,900   $   5,000   $    -    $1,786,300
 Foreign Sales	   604,900    198,800         -          -       803,700
 Income(Loss)from
    Operations      61,400 (   10,600) (   58,000) (   69,000) (  76,200)
 Assets     	 4,017,100  1,847,900     873,300     674,800  7,413,100
 Long-Lived Asset
    Expenditures 1,454,700     11,300       1,000        -     1,467,000
 Depreciation and
    Amortization    32,700      8,500      24,300        -        65,500

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Three months ended March 31, 2013:

 Revenues	$1,229,800 $  360,600   $   35,700  $    -    $1,626,100
 Foreign Sales	   645,300    107,300         -	         -	 752,600
 Income(Loss)from
    Operations     243,300	3,600  (    41,700)      -       205,200
 Assets     	 2,719,500  1,932,600      904,600    916,800  6,473,500
 Long-Lived Asset
    Expenditures     1,700      1,200         -          -         2,900
 Depreciation and
    Amortization    10,700      8,700       24,000       -        43,400


Approximately 57% and 71% of net sales of benchtop laboratory equipment for the three month periods ended March 31, 2014 and 2013, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 13% of total benchtop laboratory equipment sales were derived from the new Torbal Scales Division for the three months ended March 31, 2014.

Two benchtop laboratory equipment customers accounted for approximately 22% and 27% of the segment's net sales for the three month periods ended March 31, 2014 and 2013 (15% and 20% of total net sales, respectively, for the periods).

Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales to two customers in the three months ended March 31, 2014 and three different customers in the three months ended March 31, 2013, accounted respectively for 94% and 92% of the segment's net sales for each of the periods (32% and 20% of total net sales for the respective periods).



               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Nine months ended March 31, 2014:

 Revenues       $3,401,200 $1,406,900   $ 162,100  $    -    $4,970,200
 Foreign Sales	 2,049,100    367,100       2,000       -     2,418,200
 Income(Loss)from
    Operations     299,100 (  112,500) (   10,200) (  79,500)    96,900
 Assets     	 4,017,100  1,847,900     873,300    674,800  7,413,100
 Long-Lived Asset
    Expenditures 1,474,700     11,300       7,500       -     1,493,500
 Depreciation and
    Amortization    55,300     26,100      72,600       -       154,000

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Nine months ended March 31, 2013:

 Revenues	$3,459,500 $1,309,700   $   85,500 $    -     $4,854,700
 Foreign Sales	 2,014,900    626,400         -         -      2,641,300
 Income(Loss)from
     Operations    518,100 (   62,500) (   147,600)     -        308,000
 Assets     	 2,719,500  1,932,600      904,600   916,800   6,473,500
 Long-Lived Asset
    Expenditures    10,900     19,300         -         -         30,200
 Depreciation and
    Amortization    33,300     27,200       71,900      -        132,400

Approximately 63% and 69% of net sales of benchtop laboratory equipment for the nine month periods ended March 31, 2014 and 2013, respectively, were derived from sales of the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 4% of total benchtop laboratory equipment sales for the nine months ended March 31, 2014 were derived from sales since acquisition in February 2014 of the new Torbal Scales Division.

Two benchtop laboratory equipment customers, accounted for approximately 21% and 24% of the segment's net sales (14% and 17% of total net sales) for the nine month periods ended March 31, 2014 and 2013, respectively.

Sales of catalyst research instruments to three customers in the nine months ended March 31, 2014 and to three other customers in the nine months ended March 31, 2013 accounted for approximately 59% and 49% of that segment's net sales (17% and 13% of total net sales) for the respective nine month periods.

The Company's foreign sales are principally made to customers in Europe and Asia. The Company also has an arrangement with a supplier for annual minimum purchase commitments through February 2020 which the Company has already met for the current year.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2014 and June 30, 2013 according to the valuation techniques the Company used to determine their fair values:

                                       Fair Value Measurements Using Inputs
                                                    Considered as
Assets:
                              Fair Value at
                              March 31, 2014    Level 1    Level 2   Level 3
                              ______________  __________  ________  _________
Cash and cash equivalents	$  343,000    $  343,000  $  -      $  -
Available for sale securities  	   474,000	 474,000     -         -
                                __________    __________  ________  _________
Total				$  817,000    $  817,000  $  -      $  -

Liabilities:

Contingent consideration        $  528,700    $     -     $  -     $528,700
                                ==========    ==========  ======== =========

                                    Fair Value Measurements Using Inputs
                                               Considered as

Assets:
                              Fair Value at
                              March 31, 2014    Level 1    Level 2   Level 3
                              ______________  __________  ________  _________
Cash and cash equivalents	$  927,300    $  927,300  $  -      $  -
Available for sale securities  	   908,400	 908,400     -         -
                                __________    __________  ________  _________
Total			        $1,835,700    $1,835,700  $  -      $  -
                                ==========    ==========  ========  =========
Liabilities:

Contingent consideration        $   70,600    $     -     $  -      $ 70,600
                                ==========    ==========  ========  =========




Investments in marketable securities classified as available-for-sale by security type at March 31, 2014 and June 30, 2013 consisted of the following:


                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At March 31, 2014:
   Available for sale:
   Equity securities		   $  29,300	 $  37,400  $    8,100
   Mutual funds			     450,800	   436,600 (    14,200)
                                   _________     _________  ___________
                                   $ 480,100	 $ 474,000 ($    6,100)
                                   =========     =========  ===========


                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At June 30, 2013:
   Available for sale:
   Equity securities		   $  29,300	 $  33,200  $    3,900
   Mutual funds			     892,700	   875,200     (17,500)
                                   _________     _________  ___________
                                   $ 922,000	 $ 908,400  $  (13,600)
                                   =========     =========  ===========

6.	Inventories:

At interim reporting periods, inventories for financial statement purposes are based on perpetual inventory records. Components of inventory are as follows:

                       March 31,  		   June 30,
                       2014   		           2013
                      __________                   __________
Raw Materials         $1,507,700		   $1,336,800
Work in process          504,600    		      254,000
Finished Goods           237,000		      114,800
                      __________                   __________
                      $2,249,300		   $1,705,600
                      ==========                   ==========

7.	Earnings (Loss) per common share:

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings (loss) per common share include the dilutive effect of stock options, if any.



       Earnings (Loss) per common share was computed as follows:

                          For the Three Month	  For the Nine Month
                          Periods Ended	          Periods Ended
                          March 31,           	  March 31,
                          ______________________  ______________________
    			      2014       2013  	     2014       2013
                          ___________ __________  __________ ___________
Net income (loss)         ($  59,700) $  150,100  $   77,500 $   226,300
                          ___________ __________  __________ ___________
Weighted average common
 shares outstanding        1,390,433   1,337,663   1,382,519   1,336,844
Effect of dilutive
 securities                     -          4,701       9,741       4,543
                          ___________ __________  __________ ___________
Weighted average dilutive
common shares outstanding  1,390,433   1,342,364   1,392,260   1,341,387
                          =========== ==========  ========== ===========
Basic earnings (loss) per
common share		  ($   .04)   $   .11	  $   .06    $    .17
                          =========   =======     =======    ========
Diluted earnings (loss) per
common share 		  ($   .04)   $   .11	  $   .06    $    .17
                          =========   =======     =======    ========

Approximately 61,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted loss per common share, for the three month period ended March 31, 2014, because the effect would be anti-dilutive due to the loss for the period.

Approximately 40,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for each of the three and nine month periods ended March 31, 2013, because the effect would be anti-dilutive.



8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions. Goodwill amounted to $705,300 and $589,900 as of March 31, 2014 and June 30, 2013, respectively, all of which is deductible for tax purposes.

The components of other intangible assets are as follows:

			Useful                  Accumulated
			Lives          Cost     Amortization      Net
                        __________  _________   ____________  _________
 At March 31, 2014:

 Technology, trademarks  5/10 yrs. $1,226,800   $    455,300  $  771,500
 Trade names		 6 yrs.       140,000          1,900     138,100
 Websites		 5 yrs.       210,000          3,500     206,500
 Customer relationships  9/10 yrs.    357,000 	     210,700     146,300
 Sublicense agreements   10 yrs.      294,000         69,800	 224,200
 Non-compete agreements  5 yrs.       384,000        112,200     271,800
 IPR&D			 3 yrs.       110,000	       3,100     106,900
 Other intangible assets 5 yrs.       157,400        139,700      17,700
                                   __________    ___________  __________
	                           $2,879,200    $   996,200  $1,883,000
                                   ==========    ===========  ==========
 			Useful                  Accumulated
			Lives          Cost     Amortization      Net
                        __________  _________   ____________  _________
 At June 30, 2013:

 Technology, trademarks  5/10 yrs. $  865,400    $  402,100    $ 463,300
 Customer relationships   10 yrs.     237,000       203,200       33,800
 Sublicense agreements    10 yrs.     294,000        47,800	 246,200
 Non-compete agreements    5 yrs.     114,000       105,900        8,100
 Other intangible assets   5 yrs.     156,000       133,900       22,100
                                   __________    __________    _________
	  			   $1,666,400    $  892,900    $ 773,500
                                   ==========    ==========    =========

Total amortization expense was $47,500 and $27,900 for the three months ended March 31, 2014 and 2013, respectively and $103,400 and $85,200 for the nine months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, estimated future amortization expense related to intangible assets is $87,500 for the remainder of the fiscal year ending June 30, 2014, $347,600 for fiscal 2015, $351,800 for fiscal 2016, $336,600 for fiscal
2017, $322,100 for fiscal 2018, and $437,400 thereafter.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased $584,300 to $343,000 as of March 31, 2014 from $927,300 as of June 30, 2013.

Operating activities used cash of $179,900 for the nine month period ended March 31, 2014 as compared to the $329,200 of cash provided for the nine month period ended March 31, 2013, due mainly to lower income in the 2014 period, higher balances of accounts receivable and inventories and decreases in customer advances. The increase in cash used in investing activities to $324,100 for the nine month period ended March 31, 2014 compared to $29,500 for the nine month period ended March 31, 2013 was primarily due to the acquisition. Cash used in financing activities was $80,300 for the nine month period ended March 31, 2014 compared to $122,600 for the nine month period ended March 31, 2013, due primarily to the line of credit proceeds partially offset by an increased dividend payment.

On September 20, 2013, the Board of Directors of the Company declared a cash dividend of $.08 per share of Common Stock which was paid on November 4, 2013 to holders of record as of the close of business on October 11, 2013.

The Company's working capital decreased by $589,300 to $3,235,800 as of March 31, 2014 from $3,825,100 at June 30, 2013 mainly due to the assets purchased of the new Torbal Scales Division.

The Company has a line of credit with its bank, JPMorgan Chase Bank, N.A. which provides for maximum borrowings of up to $700,000, bearing interest at 3.05 percentage points above a defined LIBOR Index. The interest rate as of March 31, 2014 was approximately 3.20% and any borrowing is to be secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and general intangibles of the Company. Outstanding amounts are due and payable by June 14, 2014, the expiration date of the line. As of March 31, 2014, $80,000 was outstanding under the line. There were no borrowings at June 30, 2013. The Company is currently negotiating line of credit terms with several financial institutions, since the Company anticipates that the line will not be renewed.

Management believes that the Company will be able to meet its cash flow needs for the 12 months ended March 31, 2015 from its available financial resources, including its cash and cash equivalents, the line of credit and investment securities.



Results of Operations

Financial Overview

The Company recorded a loss before income taxes of $79,800 for the three month period ended March 31, 2014, compared to income before income taxes of $210,400 for the comparative period last year, primarily as a result of reduced sales of benchtop laboratory equipment, expenses related to the asset acquisition discussed in Note 2 and the related amortization expense. For the comparative nine month period ended March 31, 2014, the Company reflected income before income taxes of $106,300 compared to $317,300 for the comparable 2013 period, the lower income principally the result of reduced sales of benchtop laboratory equipment and catalyst research instruments, and the expenses related to the asset acquisition, partially offset by the profit derived from an order for bioprocessing product prototypes during the period that had minimal costs associated with the order, since the costs had been previously expensed as product development costs.

The Three Months Ended March 31, 2014 Compared With the Three Months Ended March 31, 2013

Net sales for the three months ended March 31, 2014 increased by $160,200 (9.9%) to $1,786,300 from $1,626,100 for the three months ended March 31, 2013 as a result of a $243,300 increase in catalyst research instrument sales, partially offset by decreases of $52,400 and $30,700 in laboratory equipment sales and bioprocessing systems revenues, respectively. The results for the three months ended March 31, 2014 included one month of laboratory balance sales. Sales of benchtop laboratory equipment products generally comprise many small orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $505,200 as of March 31, 2014, most of which is expected to be delivered by fiscal year end, as compared to the backlog of $1,340,000 as of March 31, 2013, all of which was delivered by June 30, 2013.

The gross profit for the three months ended March 31, 2014 was 39.0% compared to 50.1% for the three months ended March 31, 2013, the reduction primarily the result of lower sales and higher overhead expenses of the Benchtop Laboratory Equipment Operations.

General and administrative expenses for the three months ended March 31, 2014 increased $141,000 (44.0%) to $461,800 compared to $320,800 for the three months ended March 31, 2013, primarily due to the costs related to the asset acquisition.

Selling expenses for the three months ended March 31, 2014 increased $9,400 (5.0%) to $198,000 from $188,600 for the three months ended March 31, 2013, primarily the result of increased dealer-related activities for the Benchtop Laboratory Equipment Operations.

Research and development expenses for the three months ended March 31, 2014 increased to $113,800 from $100,800 for the three months ended March 31, 2013, primarily the result of increased new product development activity by the Benchtop Laboratory Equipment Operations.

Total other income (expense) amounted to expense of $3,600 for the three months ended March 31, 2014 compared to income of $5,200 for the prior year period.

The Company recorded an income tax benefit of $20,100 for the three months ended March 31, 2014 compared to an income tax expense of $60,300 for the three months ended March 31, 2013 due to the losses in the current year period.

As a result of the foregoing, the net loss was $59,700 for the three months ended March 31, 2014, compared to net income of $150,100 for the three months ended March 31, 2013.



Nine Months Ended March 31, 2014 Compared With the Nine Months Ended March 31, 2013

Net sales increased by $115,500 (2.4%) to $4,970,200 for the nine months ended March 31, 2014 compared to $4,854,700 for the nine months ended March 31, 2013, due to increases of $97,200 in catalyst research instrument sales and $76,600 in bioprocessing systems revenues; partially offset by a decrease of $58,300 in benchtop laboratory equipment sales despite the addition of one month of sales of laboratory balance products. The revenues generated by the Bioprocessing Systems Operations benefitted from a one-time order for prototype bioprocessing products of approximately $100,000, with the remaining revenues being derived from royalties. The products related to the order are still under development. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings in revenues.

The gross profit percentage for the nine months ended March 31, 2014 was 42.5%, compared to 43.5% for the prior year nine month period due to lower margins for the Catalyst Research Instruments Operations.

General and administrative expenses increased by $198,100 (21.8%) to $1,108,100 for the nine months ended March 31, 2014 from $910,000 for the comparable period last year, mostly as a result of costs related to the asset acquisition.

Selling expenses for the nine months ended March 31, 2014 increased by $66,800 (12.5%) to $602,800 compared to $536,000 for the nine months ended March 31, 2013, primarily the result of increased dealer-related activities for the Benchtop Laboratory Equipment Operations, and commissions and exhibitions expense for the Catalyst Research Instruments Operations.

Research and development expenses for the nine months ended March 31, 2014 decreased by $54,100 (15.2%) to $301,900 from $356,000 for the nine months ended March 31, 2013, primarily the result of a reduction in product development expenses by the Company's Bioprocessing Systems Operations due to the use of lower-cost consultants.

Total other income was approximately $9,400 and $9,300, respectively, for the nine month comparative periods ended March 31, 2014 and 2013.

Income tax expense for the nine months ended March 31, 2014 was $28,800 compared to income tax expense of $91,000 for the nine months ended March 31, 2013 due to the reduction in profits generated for the period.

As a result of the foregoing, net income for the nine months ended March 31, 2014 was $77,500 compared to a $226,300 for the nine months ended March 31, 2013.



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

(b) Reports on Form 8-K:

                        Filed on February 28, 2014 reporting under
                        Items 1.01 and 2.01.

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

Date: May 15, 2014