Form 10-K
period 2014-06-30
SCIENTIFIC INDUSTRIES INC
filed 2014-09-26
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-K
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
			For the fiscal year ended     June 30, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		  For the transition period from        to
		           Commission file number 0-6658

		           SCIENTIFIC INDUSTRIES, INC.
                  (Exact Name of Registrant in Its Charter)

       Delaware                                    04-2217279
_______________________________               ____________________
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)

70 Orville Drive, Bohemia, New York                  11716
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


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), except for a Report on Form 8-K required to be filed in February with respect to an acquisition and (2) has been subject to such filing requirements for the past 90 days.
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 29, 2014 is $2,558,100.

The number of shares outstanding of the registrant's common stock, par value $.05 per share ("Common Stock") as of August 29, 2014 is 1,469,112 shares.


              DOCUMENTS INCORPORATED BY REFERENCE

None.

                    SCIENTIFIC INDUSTRIES, INC.



                        Table of Contents

PART I

     ITEM 1.	BUSINESS                                                 4

     ITEM 1A.	RISK FACTORS                                             8

     ITEM 2.	PROPERTIES 						11

     ITEM 3.	LEGAL PROCEEDINGS 					11

     ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 	11

PART II

     ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES		11

     ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS					12

     ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		13

     ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE					14

     ITEM 9A.	CONTROLS AND PROCEDURES					14

     ITEM 9B.	OTHER INFORMATION					15

PART III

     ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	15

     ITEM 11.	EXECUTIVE COMPENSATION					16

     ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS				21

     ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE							22

     ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES			22

PART IV

     ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES		24

SIGNATURES								30

EXHIBIT 31.0	CERTIFICATION						31

EXHIBIT 32.0	CERTIFICATION						33

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



                                PART I

Item 1.  Business.

	General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (which along with its subsidiaries, the "Company") is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment ("Benchtop Laboratory Equipment"), and customized catalyst research instruments ("Catalyst Research Instruments"), under its wholly-owned subsidiary, Altamira Instruments, Inc., ("Altamira") and through its wholly-owned subsidiary, Scientific Bioprocessing, Inc., ("SBI"), the design and development of bioprocessing systems and products ("Bioprocessing Systems"). The Company's products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies national laboratories, medical device manufacturers, petrochemical companies and other industries performing laboratory-scale research.

	Operating Segments. The Company views its operations as three segments: the manufacture and marketing of standard Benchtop Laboratory Equipment for research in university, pharmacy and industrial laboratories sold primarily through laboratory equipment distributors and online, the manufacture and marketing of custom-made Catalyst Research Instruments for universities, government laboratories, and chemical and petrochemical companies, and the production, marketing and sublicensing of bioprocessing systems and products for research in university and industrial laboratories. For certain financial information regarding the Company's operating segments, see Note 3 to the consolidated financial statements included under Item 8.



	Products.

	Benchtop Laboratory Equipment.   The Company's Benchtop Laboratory
Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold under the "Genie (TM)" brand, and pharmacy and laboratory balances under the "Torbal (TM)" brand. Sales of the Company's principal product, the Vortex-Genie(R) 2 Mixer, excluding accessories, represented approximately 41% and 42% of the Company's total net revenues for each of the fiscal years ended June 30, 2014 ("fiscal 2014") and June 30, 2013 ("fiscal 2013"), and 59% and 67%, of the segment's sales for fiscal 2014 and fiscal 2013, respectively.

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

	The Company also markets a line of pharmacy, laboratory, and industrial digital scales, mechanical balances, moisture analyzers, and force gauges under its Torbal brand, as a result of an acquisition in February 2014 (described in detail in Note 2 to the consolidated financial statements included under Item 8).

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

	Bioprocessing Systems. The Company, through SBI, is engaged in the design and development of bioprocessing systems, principally microreactor systems using disposable sensors for vessels with volumes ranging from 250 milliliter to five liters for future sale or licensing. In addition, the Company sublicenses the patents and technology it holds exclusively under a license with the University of Maryland, Baltimore County, ("UMBC"), for which it receives royalties.

	Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

	Major Customers. Sales, principally of the Vortex-Genie 2 Mixer, to two customers, one of which is one of the two major distributors of laboratory equipment, represented for fiscal 2014 and fiscal 2013, 13% and 14% of total revenues, and 19% and 22% of Benchtop Laboratory Equipment product sales. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $100,000 to a limited number of customers. In fiscal 2014, sales to three customers, which represented at least 10% of that segment's sales for each, accounted for 45% of the segment's sales (13% of total revenues). In fiscal 2013, sales to two customers, accounted for an aggregate of 32% of the segment's sales (11% of the total revenues).

		Marketing.

	Benchtop Laboratory Equipment. The Company's Benchtop Laboratory Equipment products sold under the "Genie" brand are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors, who sell the Company's products through printed catalogs, websites and sales force. See "Major Customers". The Company's "Torbal" brand products are marketed primarily online via its websites and sold online and on a direct basis, with only a few distributors. The Company also markets products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, the Company's websites, one sales manager and one director of marketing in the U.S., and a consultant in Europe.

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

	Bioprocessing Systems. The Company's Bioprocessing Systems products, are currently under development, and will be offered both directly and through distribution worldwide to university, industrial, and government laboratories. It is anticipated that the related marketing efforts will mainly comprise attendance at various trade shows, publications, website, and dealer-related activities.

	Assembly and Production. The Company has an operating facility in Bohemia, New York from which its Benchtop Laboratory Equipment Operations are conducted and one in Pittsburgh, Pennsylvania from which its Catalyst Research Instruments Operations are conducted. The Company also has a small sales and marketing office in Oradell, New Jersey related to its Torbal division. The Company's production operations principally involve assembly of components supplied by various domestic and international independent suppliers. The Company has not commenced production of bioprocessing products, but anticipates that its current facilities will be adequate for such purpose.

	Patents, Trademarks, and Licenses.

	The Company holds several United States patents relating to its products, including a patent which expires in September 2015 for the TurboMix(TM); an accessory to the Vortex-Genie 2 Mixer, a patent which expires in July 2016 on the Roto-Shake Genie(R); a patent which expires in November 2022 on the MagStir Genie(R), MultiMagStir Genie(R), and Enviro-Genie(R), and a patent which expires in January 2023 on a biocompatible bag with integral sensors. The Company has several patent applications pending. The Company does not anticipate, although it cannot provide assurance any material adverse effect on its operations following the expiration of the foregoing patents.

	The Company has various proprietary trademarks, including AMI(TM),BenchCAT(TM), BioGenie(R), Cellphase(R), Cellstation(R), Disruptor Beads(TM),Disruptor Genie(R), Enviro-Genie(R), Genie(TM), Incubator Genie(TM), MagStir Genie(R), MegaMag Genie(R), MicroPlate Genie(R), MultiMagStir Genie(R), Multi-MicroPlate Genie(R), Orbital-Genie(R), QuadMag Genie(R), Rotator Genie(R), Roto-Shake Genie(R), Torbal(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

	The Company has several licensing agreements for technology and patents used in the Company's business, including an exclusive license from UMBC with respect to rights and know-how under a patent held by UMBC related to non-disposable sensor technology, which the Company further sublicenses on an exclusive basis to a German company, except for non-exclusive rights held by the Company as it relates to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters, and to applications in sub-milliliter volumes licensed to a third party. The Company also holds a license as to the technology related to its patent for the Roto-Shake Genie, and a patent related to its TurboMix attachment for the Vortex-Genie and Disruptor Genie. Total license fees paid by the Company under all its licenses for fiscal 2014 and fiscal 2013 amounted to $107,900 and $117,100, respectively.

	Foreign Sales. The Company's sales to overseas customers, principally in Asia and Europe, accounted for approximately 51% and 58% of the Company's net revenues for fiscal 2014 and fiscal 2013, respectively. Payments are in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

	Seasonality. The Company does not consider its business to be seasonal.

	Backlog. The amount of backlog for Benchtop Laboratory Equipment products is not a significant factor because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. There is no backlog for Bioprocessing Systems. The backlog for Catalyst Research Instrument products as of June 30, 2014 was $453,000, all of which is expected to be filled by June 30, 2015, as compared to a backlog of $336,800 as of June 30, 2013, all of which was filled in fiscal 2014.



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

	The Company's major competitors for its Benchtop Laboratory Equipment are Henry Troemner, Inc. (a private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), IKA-Werke GmbH & Co. KG, a German company, Benchmark Scientific, Inc., (a United States importer of China-produced products), and Heidolph Instruments GmbH, a
German company. The Company's main competitors for its Torbal products are Ohaus Corporation, an American company, A&D
Company Ltd., a Japanese company, and Adam Equipment Co.,
Ltd., a British company.

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

	Research and Development. The Company incurred research and development expenses, the majority of which related to its Benchtop Laboratory Equipment products, of $426,700 during fiscal 2014 compared to $450,500 during fiscal 2013.
The Company expects research and development expenditures in the fiscal year ending June 30, 2015 will be at approximately the same level as those in fiscal 2014.

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

	Employees. As of August 31, 2014, the Company employed 31 persons (22 for the Benchtop Laboratory Equipment Operations and 9 for the Catalyst Research Instruments Operations) of whom 30 were full-time, including its three executive officers. All activities of the Bioprocessing Systems Operations are being performed by employees of the other two operations and consultants. None of the Company's employees are represented by any union.

	Available Information. The Company's Annual Report to Stockholders for fiscal 2014, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company's proxy material and solicitation as it relates to the Company's 2013 Annual Meeting of Stockholders. All the Company's reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the "SEC" or the "Commission"), including amendments to such reports, are available on the SEC's website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov.
In addition, all the Company's public filings can be accessed through the Company's website at http://scientificindustries.com/secfilings.html.



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

Dependence on Major Customers

	Sales to one customer, a major laboratory equipment distributor in the United States, represented 7.9% and 10.9% of the segment's sales for fiscal 2014 and 2013, respectively. Sales to another customer, an overseas laboratory equipment distributor accounted for 11.2% and 11.5% of the segment's sales for fiscal 2014 and 2013, respectively.

	No representation can be made that the Company will be successful in continuing to retain either or both customers, or not suffer a material reduction in sales either which could have an adverse effect on future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a Substantial Portion of Revenues

	The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 59% and 67% of Benchtop Laboratory Equipment sales, for fiscal 2014 and fiscal 2013, respectively, and 41% and 42% of total revenues for each of fiscal 2014 and fiscal 2013.

The Company is a Small Participant in Each of the Industries in Which It Operates

	The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($4,679,100 for fiscal 2014 and $4,466,000 for fiscal 2013) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete on price. The Torbal line of products is also a very small unknown brand with significant competition from well known brands.

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

 The Company's Ability to Grow and Compete Effectively Depends
In Part on Its Ability to Develop and Effectively Market New
Products

 	Over the past ten years, the Company has continuously invested in the development and marketing of new Benchtop Laboratory Equipment products with a view to increasing revenues and reducing the Company's dependence on the Vortex-Genie 2 Mixer. Gross revenues derived from such other Benchtop Laboratory Equipment products amounted to $1,909,300 for fiscal 2014 and $1,468,300, for fiscal 2013. The segment's ability to compete will depend upon the Company's success in continuing to develop and market new laboratory equipment as to which no assurance can be given.



 	The Company relies primarily on distributors and their catalogs to market the majority of its Benchtop Laboratory Equipment products, as is customary in the industry. Accordingly, sales of new products are heavily dependent on the distributors' decision to include and retain a new product in the distributors' catalogs and on their websites. It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered; furthermore, not all distributors feature the Company's products in their catalogs.

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

The Company is Heavily Dependent on Outside Suppliers for the
Components of Its Products

	The Company purchases all its components from outside suppliers and relies on a few single suppliers for some crucial Benchtop Laboratory Equipment components, mostly due to cost considerations. Most of the Company's suppliers, including
United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier.

	However, a shortage of such components could halt production and have a material negative effect on the Company's operations.



The Company's Ability to Compete Depends in Part on Its Ability
To Secure and Maintain Proprietary Rights to its Products

       	The Company has no patent protection for its principal Benchtop Laboratory Equipment product, the Vortex-Genie 2 Mixer, the Torbal balances, or for its Catalyst Research products and limited patent protection on a few other Benchtop Laboratory Equipment products. There are several competitive products available in the marketplace possessing similar technical specifications and design.

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

The Company Has Limited Management Resources

       	The loss of the services of any of Ms. Helena Santos, the Company's Chief Executive and Financial Officer and President, Mr. Robert Nichols, the Company's Executive Vice President, Mr. Brookman March, President of Altamira, and
Mr. Karl Nowosielski, Torbal Division President or any material expansion of the Company's operations could place a significant additional strain on the Company's limited management resources and could be materially adverse to the Company's operating results and financial condition.

The Common Stock of the Company is Thinly Traded and is Subject to Volatility

       	As of August 31, 2014, there were only 1,469,112 shares of Common Stock of the Company outstanding, of which 344,223 shares (23%) were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2014 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

Item 2.  Properties.

	The Company's executive offices and principal manufacturing facility for its Benchtop Laboratory Equipment Operations comprise approximately 25,000 square feet, are located in Bohemia, New York and held pursuant to a lease which was due to expire in January 2015, but will expire earlier upon a move which the Company plans to make to a 19,000 square foot neighboring facility in the same vicinity from the same landlord, at a lower rental rate under a new lease beginning November 1, 2014 with an expiration date in February 2025. The Company's Catalyst Research Instruments Operations are conducted from an approximately 9,000 square foot facility in Pittsburgh, Pennsylvania under a lease expiring in November 2017. The Bioprocessing Systems operation does not occupy a separate physical location. The Company has a 1,200 square foot facility in Oradell, New Jersey from where it conducts its sales and marketing functions, primarily for the Torbal division of the Benchtop Laboratory Equipment Operations. See Note 11 to the Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company's operations. In the opinion of management, all properties are adequately covered by insurance.

Item 3.  Legal Proceedings.

	The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

	No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2014.

                               PART II

Item 5.  Market for the Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.



   	The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2013 and fiscal 2014, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

 For Fiscal Quarter Ended:      Low Bid         High Bid
__________________________      _______         ________
		09/30/12	$  1.51		$  2.00
		12/31/12	   1.62	           2.10
		03/31/13	   1.88	           2.68
		06/30/13	   2.55		   3.06
		09/30/13	   3.21		   3.36
		12/31/13	   3.65		   4.00
		03/31/14	   3.76		   4.80
		06/30/14	   3.10		   3.89



     (a)	As of August 31, 2014, there were 359 record
holders of the Company's Common Stock.

(b)	On November 4, 2013, the Company paid a cash dividend
of $.08 per share to stockholders of record on October 11, 2013. On November 1, 2012, the Company paid a cash dividend of $.03 per share to stockholders of record on October 1, 2012. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.

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

	Overview. The Company incurred a loss before income tax benefit of $107,000 for fiscal 2014 compared to income before income tax expense of $520,800 for fiscal 2013, primarily as a result of the loss incurred by the Catalyst Research Instruments Operations due to lower sales and gross margins, lower profits derived by the Benchtop Laboratory Equipment Operations as a result of lower sales of Genie brand products and costs associated with the recent acquisition of the Torbal business.

	Results of Operations. Net sales for fiscal 2014 decreased $341,300 (4.8%) to $6,793,200 from $7,134,500 for fiscal 2013, reflecting a decrease of $618,200 (24.3%) in net sales of catalyst research instruments, partially offset by increases of $213,100 (4.8%) in benchtop laboratory equipment sales, and $63,800 in the Bioprocessing Systems Operations revenues. The benchtop laboratory equipment sales reflected $412,100 derived by the new Torbal business.

       Sales of catalyst research instruments are comprised of a small number of large orders, typically averaging more than $100,000 each. The lower sales of catalyst research instruments resulted from a lesser amount of high value orders. As of June 30, 2014, the order backlog for these products was $453,000 compared to $336,800 as of June 30, 2013.

	Revenues derived from the new Bioprocessing Systems Operations consist of net royalties received from sublicensees and an order for bioprocessing product prototypes during the second fiscal quarter. The Company expects that such Operations will also generate future revenues from products currently under development, although no assurance can be given.

	The gross profit percentage for fiscal 2014 was 38.5% compared to 41.5% for fiscal 2013 due mainly to higher labor and overhead costs for the catalyst research instruments sales.

	General and administrative expenses for fiscal 2014 increased $235,700 (18.4%) to $1,513,400 compared to $1,277,700 for fiscal 2013, primarily due to the acquisition costs and the expenses including amortization expense, related to the new Torbal division of the Benchtop Laboratory Equipment Operations.

	Selling expenses for fiscal 2014 increased $69,800 (9.7%) to $792,900 from $723,100 from for fiscal 2013 due to higher expenses incurred by the Benchtop Laboratory Equipment Operations including expenses for the Torbal division.

	Research and development expenses decreased by $23,800
(5.6%) to $426,700 compared to $450,500 for fiscal 2013,
primarily the result of decreased new product development costs by the Bioprocessing Systems Operations due to the use of lower cost consultants.

	Total other income decreased by $1,700 (12.7%) to $11,700 for fiscal 2014 from $13,400 for fiscal 2013, mainly due to lower interest income and other income on lower investments balances.

	Income tax benefit for fiscal 2014 was $31,700 compared to tax expense of $124,400 last year primarily due to the current period loss.

	As a result of the foregoing, the net loss for fiscal
2014 was $75,300, compared to net income of $396,400 for fiscal 2013.

	Liquidity and Capital Resources. Cash and cash equivalents decreased by $433,600 to $493,700 as of June 30, 2014 from $927,300 as of June 30, 2013.

	Net cash provided by operating activities decreased by $529,400 to $35,000 for fiscal 2014 as compared to $564,400 for fiscal 2013, primarily due to the loss incurred of $75,300 for fiscal 2014 compared to $396,400 income for fiscal 2013, and increased inventories. Cash used in investing activities increased by $5,300 to $259,000 for fiscal 2014 compared to $253,700 for fiscal 2013, primarily due to the cash used in the asset purchase of the Torbal business during fiscal 2014. Net cash used in financing activities increased $56,900 to $209,600 for fiscal 2014 compared to $152,700 in fiscal 2013 mainly due to the higher dividend paid during fiscal 2014.

       The Company's working capital decreased by $682,700 to $3,142,400 as of June 30, 2014 compared to $3,825,100 as of June
30, 2013, mainly due to the asset purchase during fiscal 2014.

       The Company has a line of credit with its bank, Bank of America Merrill Lynch which provides for maximum borrowings of up to $700,000, bearing interest at 3.00 percentage points above the LIBOR Index, currently 3.155% and is secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and fixtures of the Company. Outstanding amounts are due and payable by November 30, 2015 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the expiration date of the promissory note. As of August 31, 2014, $150,000 was due under this line.

       Management believes that the Company will be able to meet, absent a material capital expenditure not currently anticipated, its cash flow needs during the 12 months ending June 30, 2015 from its available financial resources including its cash and investment securities, and operations.

      Capital Expenditures. During fiscal 2014, the Company incurred $49,900 in capital expenditures. The Company expects that based on its current operations, its capital expenditures will not be materially higher for the fiscal year ending June 30, 2015.

		Off-Balance Sheet Arrangements.  None.

Item 8.	  Financial Statements and Supplementary Data.

The Financial Statements required by this item are attached hereto on pages F1-F26.

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

	The Chief Executive and Financial Officer of the
Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting as of June 30, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

	Based on the assessment of the Company's Chief Executive and Financial Officer of the Company, it was concluded that as of June 30, 2014, the Company's internal controls over financial reporting were effective based on these criteria.

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

                          PART III

Item 10.  Directors, Executive Officers and Corporate
Governance.

Directors
	The Company has the following five Directors:

	Joseph G. Cremonese (age 78), a Director since November 2002 and Chairman of the Board since February 2006, has been, through his affiliate, a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of his affiliate, Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies, engaged in the production and sale of products for science and biotechnology. Since March 2003, he has been a director of Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, the largest U.S. distributor of laboratory equipment.

	Roger B. Knowles (age 89), a Director since 1965, has been retired for the last five years.

	Grace S. Morin (age 66), a Director since December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition in November 2006 by the Company. Ms. Morin had been employed by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility as a full-time employee through March 31, 2009 and since that date as a part-time consultant. Prior to December 2003, she was a general business consultant for two years, and prior thereto a member of senior management of a designer of gas flow environmental engineered products for approximately four years.

	Helena R. Santos (age 50), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

	James S. Segasture (age 78), a Director since 1991, has been retired for the last five years.

	The Directors are elected to three-year staggered terms.
The current terms of the Directors expire at the annual meeting of stockholders of the Company following: the fiscal year ended June 30, 2014 - two Directors (Messers. Cremonese and Knowles, Class C), the fiscal year ending June 30, 2015 - two directors (Ms. Santos and Mr. Segasture, Class A), and the fiscal year ending June 30, 2016 - one director (Ms. Morin).

Board Committees

	The Company's Stock Option Committee administers the Company's 2012 Stock Option Plan. The members of the committee are non-management Directors of the Company - James S. Segasture and Joseph G. Cremonese. The members of the Committee serve at the discretion of the Board. During fiscal 2014 the Stock Option Committee held one meeting.

	Grace S. Morin, and James S. Segasture are the current members of the Company's Compensation Committee serving at the discretion of the Board. The Committee administers the Company's compensation policies. During fiscal 2014, the Compensation Committee held one meeting.

	The Board of Directors acts as the Company's Audit
Committee, which in its function as the Committee, held five meetings during fiscal 2014. Ms. Santos, who is not "independent" and Ms. Morin are "financial experts" as defined by the Securities and Exchange Commission.

Executive Officers

	See above for the employment history of Ms. Santos.

	Robert P. Nichols (age 53), employed by the Company since February 1998, has served since August 2002 as Executive Vice President. Previously, he had been since May 2001 Vice President, Engineering. Prior to joining the Company, Mr. Nichols was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer from January 1996 to February 1998.

	Brookman P. March (age 69) has been Director of Sales and Marketing of Altamira, which has conducted the Catalyst Research Instruments operation since November 30, 2006 and its President since July 2008. He had been Vice President and a Director of Altamira from December 2003 until it was acquired by the Company. Mr. March is the husband of Ms. Morin, a Director of the Company.

	Karl D. Nowosielski (age 35), is the President of the Torbal division of the Benchtop Laboratory Equipment Operations and Director of Marketing for the Company. He had been until February 2014 Vice President of Fulcrum, Inc. (the seller of the Torbal division assets) since 2004.



Section 16(a) Beneficial Ownership Reporting Compliance

	The Company believes that, for fiscal 2014, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

	With respect to the compensation of the CEO, the Committee considers performance criteria, 50% of which is related to the direction, by the CEO, of the reporting executives, the establishment of executive objectives as components for the successful achievement of Company goals and the successful completion of programs leading to the successful completion of the Business Plan for the Company and 50% is based on the achievement by the Company of its financial and personnel goals tempered by the amount of the income or loss of the Company during the fiscal year.

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

	The following table summarizes all compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2014 and 2013.


SUMMARY COMPENSATION TABLE


                       SUMMARY COMPENSATION TABLE

_____________________________________________________________________

                                                  Non-      Non-
                                                  Equity    Qualified
                                                  Incentive Deferred
Name                                              Plan      Comp-
and                               Stock  Option   Comp-     ensation
Principal  Fiscal  Salary  Bonus  Awards Awards   ensation  Earnings
Position   Year    ($)     ($)    ($)    ($)      ($)       ($)
(a)        (b)     (c)     (d)    (e)    (f)      (g)       (h)
_____________________________________________________________________
Helena R.  2014    150,000  0         0      0        0         0
Santos,    2013    141,000  10,000(1) 0      0        0         0
CEO,
President,
CFO
_____________________________________________________________________
Robert P.  2014    135,000  0         0    500(5)     0         0
Nichols,   2013    129,100  5,000(1)  0      0        0         0
Exec.
V.P.
_____________________________________________________________________
Brookman   2013    135,000  0         0      2,500(4) 0         0
P. March,  2012    131,000  5,000(1)  0      1,900(3) 0         0
Director
of Sales
and
Marketing,
and
President of
Altamira
_____________________________________________________________________
Karl D.   2014    45,800(7) 0         0      3,900(6) 0         0
Nowosielski
President of
Torbal
Division
and Director
of Marketing
_____________________________________________________________________




                   SUMMARY COMPENSATION TABLE (CONTINUED)
_____________________________________________________________________
                     Changes
                     in
                     Pension
                     Value
                     and Non-
                     Qualified  All
Name                 Deferred   Other
and                  Comp-      Comp-
Principal  Fiscal    ensation   ensation   Total
Position   Year      Earnings   ($)        ($)
(a)        (b)                  (i)        (j)
_____________________________________________________________________
Helena R.  2014      0           6,000(2)  156,000
Santos,    2013      0           4,200(2)  155,200
CEO,
President,
CFO
_____________________________________________________________________
Robert P.  2014      0           5,400(2)  140,900
Nichols,   2013      0           3,900(2)  138,000
Exec.
V.P.
_____________________________________________________________________
Brookman   2014      0           5,400(2)  142,900
P. March,  2013      0           5,200(2)  143,100
Director
of Sales
and
Marketing,
and
President of
Altamira
_____________________________________________________________________
Karl D.     2014     0           0          49,700
Nowosielski
President of
Torbal
Divsion
and Director
of Marketing
_____________________________________________________________________

 (1) Represents amounts earned for fiscal 2013.



(2) The amounts represent the Company's matching contribution under the Company's 401(k) Plans.

(3) The amount represents compensation expense for stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The fiscal 2012 option was valued at a total of $5,700 of which $1,900 was expensed as stock based compensation in each of fiscal 2014 and fiscal 2013.

(4) The amount represents the compensation expense for the 2014 and 2012 stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The 2014 option was valued at a total of $3,500 of which $600 was expensed in fiscal 2014. See Note (3) above.

(5) The amount represents compensation expense for a stock option granted in fiscal 2014 valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The option was valued at a total of $3,500 of which $500 was expensed as stock based compensation in fiscal 2014.

(6) The amount represents compensation expense for a stock option granted in fiscal 2014 as part of his employment agreement, valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The option was valued at a total of $3,900, all of which was expensed as stock based compensation in fiscal 2014.

(7) Represents salary from February 2014 to the end of fiscal
2014.


GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2014

	                                        All Other
	                  Estimated  Estimated    Stock
                           Future      Future    Awards:
                           Payouts    Payouts    Number
                            Under      Under       Of
                          Non-Equity  Equity     Shares
                          Incentive  Incentive  Of Stock
                   Grant    Plan       Plan     Or Units
Name               Date       $         $         (#)
(a)                (b)       (c)       (d)        (e)
________________________________________________________
Brookman P. March   12/04/13   0         0          0

Robert P. Nichols   12/04/13   0         0          0

Karl D. Nowosielski 12/04/13   0         0          0

________________________________________________________

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2014
(CONTINUED)



                 All Other
                   Option                 Grant
                   Awards:                 Date
                    Number     Exercise     Fair
                      Of       Or Base    Value of
                   Securities   Price       Stock
                   Underlying  Of Option     And
                    Options     Awards      Option
Name                 #          ($/Sh)      Awards
(a)                 (f)           (g)       (h)
_________________________________________________________

Brookman P. March   2,000        3.50       3,500

Rober P. Nichols    2,000        3.50       3,500

Karl D. Nowosielski 2,000        3.67       3,900

_________________________________________________________

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
Name       Exercisable  sable        Options(#)   ($)      Date
(a)        (b)          (c)          (d)          (e)      (f)
_____________________________________________________________________

Brookman P. 9,834       3,666        0       3.07-3.71  11/2014-12/2023
March

Robert P.
Nichols         0       2,000        0            3.50    12/2023

Karl D.
Nowosielski     0       2,000        0            3.67    02/2024
_____________________________________________________________________


Employment Agreements

      In May 2013, The Company entered into employment agreements with Ms. Helena R. Santos and Robert P. Nichols extending their terms of employment to June 30, 2015. The agreements provide for annual base salaries for the fiscal years ending June 30, 2014 and June 30, 2015, for Ms. Santos of $150,000 and $154,000 respectively; and for Mr. Nichols of $135,000 and $139,000 respectively. Bonuses, if any, are to be awarded at the discretion of the Board of Directors for each of the fiscal years. For the fiscal year ended June 30, 2013 bonuses of $10,000 and $5,000, for Ms. Santos and Mr. Nichols, respectively, were authorized. No bonuses were awarded for fiscal 2014.

       In May 2012, the Company entered into an employment agreement with Mr. March extending the term through June 30, 2014, which was further extended by mutual consent through June 30, 2015. The agreement provides for an annual base salary of $135,000 and $140,000 for each of the fiscal years ending June 30, 2014 and 2015. Bonuses, if any, may be awarded at the discretion of the Board of Directors. A bonus of $5,000 was awarded to Mr. March for fiscal 2013. No bonus was awarded for fiscal 2014. Mr.
March is the husband of Grace S. Morin, a Director of the Company and of Altamira and a former principal stockholder of Altamira.

	In February 2014 in conjunction with the acquisition of the Torbal division assets from Fulcrum, Inc., the Company entered into an employment agreement with Mr. Nowosielski providing for his employment through February 2017, which may be extended by mutual consent for another two years.
The agreement provides for an annual base salary of $140,000, subject to increases commencing with the second year based on percentage increases in the Consumer Price Index, plus discretionary bonuses. The agreement also provided for the issuance of 2,000 stock options upon commencement of employment and 4,000, 5,000, and 6,000 stock options in February 2015, 2016, and 2017 subject to his continued employment. No bonuses have been awarded under the agreement.

	Each of the foregoing employment agreements contains confidentiality and non-competition covenants. The employment agreements for Ms. Santos, Mr. March, and Mr. Nowosielski contain termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (defined as (i) conviction of a felony or (ii) gross neglect or gross misconduct (including conflict of interest), the Company shall pay severance payments equal to one year's salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of two years from termination.

Directors' Compensation and Options

                 DIRECTORS' COMPENSATION
           For the Year Ended June 30, 2014

_________________________________________________________________

                                           Non-
                                           Equity
            Fees                           Incentive
            Earned                         Plan
            or Paid    Stock     Option    Comp-
            in Cash    Awards    Awards    ensation
Name        ($)        ($)       ($)       ($)
(a)         (b)        (c)       (d)       (e)
__________________________________________________________________
Joseph G.
Cremonese    29,000      0       8,700(1)   0

Roger B.
Knowles      14,000      0            0     0

Grace S.
Morin        14,000      0            0     0

James S.
Segasture    14,000      0            0     0

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
(a)         (f)        (g)         (h)         (i)
____________________________________________________________________

Joseph G.
Cremonese      0         0        41,400(2)   79,100

Roger B.
Knowles        0         0          0         14,000

Grace S.
Morin          0         0         5,700(3)   19,700

James S.
Segasture      0         0          0         14,000

____________________________________________________________________


(1) The amount represents consulting expense recorded in fiscal 2014 for stock options granted in fiscal 2014 utilizing the Black-Scholes-Merton options pricing model (see Items 12 and 13).

(2) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Items 12 and 13).

(3) Represents compensation received for her administrative services as a consultant for Altamira (see Items 12 and 13).

	The Company pays each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $2,000 and $1,400 for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Cremonese, as Chairman of the Board receives an additional fee of $1,300 per month. During fiscal 2013, total director compensation to non-employee Directors aggregated $126,800, including the consulting fees paid to Mr. Cremonese's affiliate, and to Ms. Morin.

	Under the Company's 2002 Stock Option Plan, none of the Directors existing at the time of the adoption of the plan were eligible to receive option grants thereunder. However, Mr. Joseph G. Cremonese who was elected a Director for the first time at the 2002 Annual Meeting of Stockholders, was granted ten-year options on December 1, 2003 to purchase 5,000 shares of the Company's Common Stock at the exercise price of $1.35 per share; ten-year options on February 20, 2007 to purchase 5,000 shares of the Company's
Common Stock at the exercise price of $3.10 per share; and five-year options on September 17, 2009 to purchase 10,000 shares at the exercise price of $1.88 per share. He also received on December 4, 2013 five-year options on January 12, 2012 to purchase 10,000 shares at the exercise price of $3.45 per share, and ten-year options to purchase 5,000 shares at an exercise price of $3.50 per share. The fiscal 2014 option had a total fair value (as determined by the Black-Scholes-Merton option pricing model) of $8,700 all of which was recognized as consulting expense in 2014.
He exercised 5,000 options during fiscal 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

	The following table sets forth, as of June 30, 2014, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 70 Orville Drive, Bohemia, New York 11716.

			    Amount and
Name                        Nature of Beneficial
                            Ownership                 % of Class
________________________________________________________________

Lowell A. Kleiman	        139,581 (1)		9.5%
16 Walnut Street
Glen Head, NY 11545

Spectrum Laboratories, Inc.     127,986 (2)		8.7%
18617 Broadwick Street
Rancho Dominquez, CA 90220

Fulcrum, Inc.		        126,449 (3)		8.6%
100 Delawanna Avenue
Clifton, NJ 07014

Joseph G. Cremonese	        104,597 (4)             6.9%
Roger B. Knowles	           -                     -
Grace S. Morin		         96,450 (5)             6.5%
James S. Segasture	        162,500 (6)            11.1%
Helena R. Santos	         15,779 		1.1%
Robert P. Nichols	         20,397                 1.4%
Brookman P.  March	         96,450 (7)             6.5%
Karl D. Nowosielski	          2,000 (8)             0.0%
All directors and  executive
officers as a group (8 persons) 401,723 (9)	       26.3%

(1)	Based on information reported in his Schedule 13D filed
with the Securities and Exchange Commission on October 30, 2002.


(2)	Based on information reported on Form 3 filed with the
Securities and Exchange Commission on June 27, 2011.
(3)	Stock issued in connection with the acquisition of the
Torbal division assets from Fulcrum, In. on February 26, 2014.
(4)	57,597 shares are owned jointly with his wife, 7,000
shares are owned by his wife, and 40,000 shares are issuable upon exercise of options.
(5)	Includes 13,500 shares issuable upon exercise of options
held by her husband, Mr. March.
(6)	Shares owned jointly with his wife.
(7) Represents 82,950 shares owned by Ms. Morin, his wife and 13,500 shares issuable upon exercise of options.
(8)	Represents shares issuable upon exercise of options.
(9)   Includes 55,500 shares issuable upon exercise of options.

	     EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2014.

_________________________________________________________________

                  Number of Securities
                  to be Issued Upon    Weighted-Average
                  Exercise of          Exercise Price of
                  Outstanding Options, Outstanding Options,
                  Warrants and Rights  Warrants and Rights ($)
Plan Category          (a)                 (b)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        61,000             3.11

Equity
Compensation
plans not approved
by security holders      N/A               N/A
_________________________________________________________________
Total                   61,000             3.11
_________________________________________________________________


         EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)
_________________________________________________________________

                  Number of Securities
                  Remaining Available
                  for
                  Future Issuance
                  Under
                  Equity Compensation
                  Plans (Excluding
                  Securities Reflected
                  in Column (a)
Plan Category          (c)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        82,000

Equity
Compensation
plans not approved
by security holders      N/A
_________________________________________________________________
Total                   82,000
_________________________________________________________________

Item 13.  Certain Relationships and Related Transactions, and
Director Independence.

	Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd., has been providing independent marketing consulting services to the Company since January 1, 2003 pursuant to a consulting agreement expiring December 31, 2014. The agreement currently provides that Mr. Cremonese and his affiliate shall render, at the request of the Company, marketing consulting services for a monthly payment of $3,600. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $41,400 and $39,600 pursuant to the agreement for each of fiscal 2014 and fiscal 2013.

	Ms. Grace S. Morin, was elected a Director in December 2006 upon the sale of her 90.36% ownership interest in Altamira to the Company in November 2006. Up until March 31, 2009, Ms. Morin had been employed by Altamira as an administrative employee. Since April 1, 2009, she has provided consulting services on a part-time basis pursuant to an agreement expiring March 31, 2014 at the rate of $85 per hour, resulting in payments of $5,700 and $6,100 for fiscal 2014 and fiscal 2013, respectively. The agreement contains confidentiality and non-competition covenants.

Item 14.  Principal Accountant Fees and Services.

	The following is a description of the fees incurred by the Company for services by the firm of Nussbaum Yates Berg Klein & Wolpow, LLP (the "Firm") during fiscal 2014 and fiscal 2013.

	The Company incurred for the services of the Firm fees of approximately $64,000 and $62,000 for fiscal 2014 and 2013, respectively, in connection with the audit of the Company's annual financial statements and quarterly reviews; and $6,000 for each fiscal year for the preparation of the Company's corporate tax returns. The Company also paid $12,600 of other fees to the Firm for fiscal 2014.

         In approving the engagement of the independent registered public accounting firm to perform the audit and non-audit services, the Board of Directors as the Company's audit committee evaluates the scope and cost of each of the services to be performed including a determination that the performance of the non-audit services will not affect the independence of the firm in the performance of the audit services.

                               Part IV

Item 15.  Exhibits and Financial Statement Schedules.

       Financial Statements. The required financial statements of the Company are attached hereto on pages F1-F26.

       Exhibits. The following Exhibits are filed as part of this report on Form 10-K:

    Exhibit Number	Exhibit

	3		Articles of Incorporation and By-Laws:

	3(a)		Certificate of Incorporation of the Company
as amended (filed as Exhibit 1(a-1) to the Company's General Form for Registration of Securities on Form 10 dated February 14, 1973 and incorporated by reference thereto.)

	3(b)		Certificate of Amendment of the Company's
Certificate of Incorporation, as filed on January 28, 1985 (filed as
Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 and incorporated by reference thereto.)

    3(c)		By-Laws of the Company, as restated and
amended (filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on January 6, 2003 and Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on December 5, 2007 and incorporated by reference thereto).

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
predecessor-in-interest of current lessor, dated October, 1989 with respect to Company's offices and facilities in Bohemia, New York (filed as Exhibit 10(a) to the Company's Annual Report on Form 10-KSB filed on September 28, 2005 and incorporated by reference thereto).

	10(a)-1		Amendment to lease between Registrant and
REP A10 LLC, successor in interest of AIP Associates, dated
September 1, 2004 (filed as Exhibit 10A-1 to the Company's
Current Report on Form 8-K filed on September 2, 2004, and incorporated by reference thereto).

	10(a)-2		Second amendment to lease between
Registrant and REP A10 LLC dated November 5, 2007 (filed as
Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on November 8, 2007, and incorporated by reference thereto).

	10(a)-3		Lease agreement dated August 8, 2014 by
and between the Company and 80 Orvile Drive Associates LLC.

	10(b)		Employment Agreement dated January 1, 2003,
by and between the Company and Ms. Santos (filed as Exhibit 10(a) to the Company's Current Report on Form 8-K filed on January 22,
2003, and incorporated by reference thereto).

	10(b)-1		Employment Agreement dated September 1, 2004,
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
2011 by and between the Company and Ms. Santos (filed as exhibit 10(b)-5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and incorporated by reference thereto).

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
13, 2011 by and between the Company and Mr. Nichols (filed as Exhibit 10(c)-5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and incorporated by reference thereto).

	10(c)-6		Amended Employment Agreement dated
May 20, 2013 by and between the Company and Mr. Nichols
(filed as Exhibit 10A-2 to the Company's current Report on Form 8-K filed on May 20, 2013, and incorporated by reference thereto).

	10(d)		Consulting Agreement dated January 1,
2003 by and between the Company and Mr. Cremonese and his affiliate, Laboratory Innovation Company, Ltd. (filed as Exhibit
10(b) to the Company's Current Report on Form 8-K filed on
January 6, 2003, and incorporated by reference thereto).

	10(d)-1		Amended and Restated Consulting
Agreement dated March 22, 2005, by and between the Company and Mr. Cremonese and Laboratory Innovation Company, Ltd. (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on March 23, 2005, and incorporated by reference thereto).

	10(d)-2		Second Amended and Restated Consulting
Agreement dated March 15, 2007, by and between the Company and Mr. Cremonese and Laboratory Innovation Company Ltd. (filed as
Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on March 16, 2007, and incorporated by reference thereto).

	10(d)-3		Third Amended and Restated Consulting
Agreement dated September 23, 2009, by and between the Company and Mr. Cremonese and Laboratory Innovation Company, Ltd.
(filed as Exhibit 10 to the Company's Annual Report on Form 10-K field on September 24, 2009, and incorporated by reference thereto).

	10(d)-4		Fourth Amended and Restated Consulting
Agreement dated January 7, 2011 (filed as Exhibit 10A-1 to the
Company's Current Report on Form 8-K (filed on January 18,
2011, and incorporated by reference thereto).

	10(d)-5		Fifth Amendment and Restated Consulting
Agreement dated January 20, 2012 (filed as Exhibit 10 to the
Company's Current Report on Form 8-K (filed on January 23,
2012, and incorporated by reference thereto).

	10(d)-6		Agreement extension dated November 29,
2012 to Amended and Restated Consulting Agreement (filed as
Exhibit 10 to the Company's Current Report on Form 8-K filed on December 4, 2012, and incorporated by reference thereto).

	10(d)-7		Agreement extension dated December 12,
2013 to Amended and Restated Consulting Agreement (filed as
Exhibit 10 to the Company's Current Report on Form 8-K filed on December 12, 3013, and incorporated by reference thereto).

	10(e)		Sublicense from Fluorometrix Corporation
(filed as Exhibit 10(a)1 to the Company's Current Report on Form
8-K filed on June 14, 2006, and incorporated by reference thereto).

	10(f)		Stock Purchase Agreement, dated as of
November 30, 2006, by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (filed as Exhibit
2.1 to the Company's Current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

	10(g)		Escrow Agreement, dated as of November
30, 2006, by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (filed as Exhibit 10(a) to the Company's Current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

	10(h)		Registration Rights Agreement, dated
as of November 30, 2006, by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (filed as
Exhibit 10(b) to the Company's Current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

        10(i)	        Employment Agreement, dated as of
November 30, 2006, between Altamira Instruments, Inc. and
Brookman P. March (filed as Exhibit 10(c) to the Company's
Current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

	10(i)-1		Employment Agreement, dated as of
October 30, 2008, between Altamira Instruments, Inc. and
Brookman P. March (filed as Exhibit 10A-2 to the Company's
Current Report on Form 8-K filed on October 30, 2008, and incorporated by reference thereto).

        10(i)-2	        Employment Agreement, dated as of
October 1, 2010, between Altamira Instruments, Inc., and
Brookman P. March (filed as Exhibit 10A-1 to the Company's
Current Report on Form 8-K filed on October 13, 2010, and incorporated by reference thereto).

	10(i)-3	        Employment Agreement, dated as of
 May 18, 2012 between Altamira Instruments, Inc. and
Brookman P. March (filed as Exhibit 10(i)-3 to the Company's
Annual Report on Form 10-K filed on September 27, 2012, and incorporated by reference thereto).

	10(i)-4		Agreement Extension, dated as of
May 21, 2014 between Altamira Instruments, Inc.
and Brookman P. March (filed as Exhibit 10 to the Company's
Current Report on Form 8-K filed on May 21, 2014, and incorporated by reference thereto).

	10(j)		Indemnity Agreement, dated as of
April 13, 2007 by and among the Company and Grace Morin,
Heather H. Haught and William D. Chandler (filed as
Exhibit 10(j) to the Company's Annual Report on Form
10-KSB filed on September 28, 2007 and incorporated by reference thereto).

	10(k)		Lease between Altamira Instruments,
Inc. and Allegheny Homes, LLC, with respect to the Company's Pittsburgh, Pennsylvania facilities (filed as
Exhibit 10(k) to the Company's Annual Report on Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

	10(k)-1		Lease between Altamira Instruments,
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
2011, by and among the Company and JPMorgan Chase Bank, N.A. (filed as Exhibits 99.1 through 99.3 to the Company's
Current Report on Form 8-K filed on June 16, 2011, and incorporated by reference thereto).

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

      10(s)	Promissory Note, dated as of November 14,
2011, by and between the Company and the University of Maryland, Baltimore County (filed as Exhibit 10(c) to the
Company's Current Report on Form 8-K filed on November
17, 2011, and incorporated by reference thereto).

      10(t)	License Agreement, dated as of January
31, 2001 by and between University of Maryland, Baltimore
County and Fluorometrix Corporation (filed as Exhibit
10(E) to the Company's Current Report on Form 8-K filed on November 21, 2011, and incorporated by reference thereto).

     10(u)	Line of Credit Agreements dated June 25, 2014,
by and among the Company and Bank of America Merrill
Lynch (filed as Exhibits 99.1 through 99.2 (to the Company's
Current Report on Form 8-K filed on July 2, 2014, and incorporated by reference thereto).

      10(v)	Asset Purchase Agreement, dated as of February
26, 2014, by and among the Company and Fulcrum, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

      10(v)-1	Escrow Agreement, dated as of February 26,
2014, by and among the Company, and Fulcrum, Inc. (filed as Exhibit 10(e) to the Company's Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

      10(v)-2	Non-Competition Agreements, dated as of
February 26, 2014, by and among the Company, and James
Maloy and Karl Nowosielski (filed as Exhibits 10(b) and 10(c) to the Company's Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

     10(v)-3	Registration Rights Agreement, dated as
of February 26, 2014, by and among the Company, and Fulcrum, Inc. (filed as Exhibit 10(d) to the Company's
Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

     10(v)-4	Supply Agreement, dated as of February
20, 2014, by and among the Company, and Axis Sp 3.O.O.
(filed as Exhibit 10(g) to the Company's Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

	14		Code of Ethics (filed as Exhibit
14 to the Company's Annual Report on Form 10-KSB filed on
September 28, 2007 and incorporated by reference thereto).

	21		Subsidiaries of the Registrant

Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company.

Scientific Bioprocessing, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November 2011.

Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned inactive subsidiary of the Company.

	31.01		Certification of Chief Executive
Officer and Chief Financial Officer pursuant to Section
302 of Sarbanes-Oxley Act of 2002.

	32.01		Certification of Chief Executive
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




Date:  September 26, 2014

		Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name				Title 	                    Date
_______________________  __________________________   _________________

 /s/ Helena R. Santos    President and Treasurer (Chief	September 26, 2014
Helena R. Santos	  Executive Officer and Financial
			  Officer) and Director

 /s/ Joseph G. Cremonese Chairman of the Board		September 26, 2014
Joseph G. Cremonese

/s/ Roger B. Knowles     Director			September 26, 2014
Roger B. Knowles

/s/ Grace S. Morin       Director			September 26, 2014
Grace S. Morin

/s/ James S. Segasture   Director		        September 26, 2014
James S. Segasture

___________________________________________________________________________









           SCIENTIFIC INDUSTRIES, INC.
                AND SUBSIDIARIES

        FINANCIAL STATEMENTS AND REPORT OF
   INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                AS OF AND FOR THE
       YEARS ENDED JUNE 30, 2014 AND 2013




     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2014 AND 2013



                        CONTENTS


	                                                Page
                                                        ----

Report of independent registered public accounting firm	 F-1


Consolidated financial statements:

	Balance sheets	                                 F-2

	Statements of operations                         F-3

	Statements of comprehensive income (loss)        F-4

	Statements of shareholders' equity	         F-5

	Statements of cash flows	             F-6 - F-7

	Notes to financial statements	             F-8 - F-26






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
Scientific Industries, Inc.
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiaries as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.



/s/ Nussbaum Yates Berg klein & Wolpow, LLP

Nussbaum Yates Berg Klein & Wolpow, LLP
Melville, New York


September 26, 2014

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

              CONSOLIDATED BALANCE SHEETS

             AS OF JUNE 30, 2014 AND 2013

                           ASSETS

                                            2014        2013
                                          _________   _________
Current assets
  Cash and cash equivalents               $ 493,700   $ 927,300
  Investment securities                     415,400     908,400
  Trade accounts receivable, less
   allowance for doubtful accounts
   of $11,600 in 2014 and 2013              756,700     815,900
  Inventories                             2,309,200   1,705,600
  Prepaid and other current assets          123,100      59,000
  Deferred taxes                             86,000      86,600
                                         __________  __________
      Total current assets                4,184,100   4,502,800

Property and equipment, net                 252,100     156,500

Intangible assets, net                    1,795,900     773,500

Goodwill                                    705,300     589,900

Other assets                                 28,200	 24,100

Deferred taxes                              146,200	106,200
                                         __________  __________

       Total assets			 $7,111,800  $6,153,000
                                         ==========  ==========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable			 $  373,700  $  156,800
  Customer advances                          89,500      15,900
  Accrued expenses and taxes		    442,800     407,700
  Contingent consideration,
   current portion                          109,000      19,000
  Notes payable, current portion             26,700      78,300
                                         __________  __________

        Total current liabilities         1,041,000     677,700

Contingent consideration payable,
  less current portion                      391,000      51,600

Notes payable, less current portion            -         26,700
                                         __________  __________

        Total liabilities                 1,432,700     756,000
                                         __________  __________
Shareholders' equity:

  Common stock, $.05 par value;
   authorized 7,000,000 shares;
   issued 1,488,914 shares in 2014
   and 1,357,465 in 2013		     74,400      67,900
  Additional paid-in capital              2,420,700   1,977,100
  Accumulated other comprehensive gain
   (loss), unrealized holding gain
   (loss) on investment securities	      1,100     (13,600)
  Retained earnings                       3,235,300   3,418,000
                                         __________  __________
					  5,731,500   5,449,400

Less common stock held in treasury at
cost, 19,802 shares			     52,400	 52,400
                                         __________  __________
        Total shareholders' equity        5,679,100   5,397,000
                                         __________  __________

        Total liabilities and
         shareholders' equity		 $7,111,800  $6,153,000
                                         ==========  ==========

    See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

                                          2014         2013
                                      __________  ____________
Revenues			      $6,793,200    $7,134,500

Cost of sales			       4,178,900     4,175,800
                                      __________    __________
Gross profit                           2,614,300     2,958,700
                                      __________    __________

Operating expenses:
  General and administrative	       1,513,400     1,277,700
  Selling			         792,900       723,100
  Research and development               426,700       450,500
                                      __________    __________
       Total operating expenses	       2,733,000     2,451,300
                                      __________    __________
Income (loss) from operations		(118,700)     507,400
				      __________    __________
Other income (expense):
  Interest income		            -            6,800
  Other income				  14,800        11,400
  Interest expense                        (3,100)       (4,800)
                                      __________    __________
        Total other income                11,700        13,400
                                      __________    __________
Income (loss) before income tax
  expense (benefit)     		(107,000)      520,800
                                      __________    __________
Income tax expense (benefit):
  Current			             400       106,800
  Deferred	                        ( 32,100)       17,600
                                      __________    __________
        Total income tax expense
          (benefit)		        ( 31,700)      124,400
                                      __________    __________
Net income (loss)		      $ ( 75,300)   $  396,400
                                      ==========    ==========
Basic earnings (loss) per common share   $ (.05)       $ .30
                                         =======       =====
Diluted earnings (loss) per common share $ (.05)       $ .30
                                         =======       =====

Weighted average common shares
 outstanding, basic                   1,385,054     1,337,048
                                      =========     =========
Weighted average common shares
 outstanding, assuming dilution       1,385,054     1,342,212
                                      =========     =========

      See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

      FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

                                         2014        2013
                                      __________  __________

Net income (loss)		      $ ( 75,300) $  396,400

Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax                              14,700   (   1,000)
                                      __________  __________

Comprehensive income (loss)            $ (60,600)  $ 395,400
                                       ==========  =========


      See notes to consolidated financial statements.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

                            Common Stock     Additional  Accumulated
                            ______________   Paid-in     Other Compr-
                            Shares  Amount   Capital     ehensive Gain
                                                            (Loss)
                           _______  _______  __________  _____________

Balance, July 1, 2012     1,355,514 $67,800  $1,968,700  $  (12,600)

Net income                     -       -           -           -

Unrealized holding loss
 on investment securities,
 net of tax                    -       -           -         (1,000)

Exercise of stock options     5,000     250        (250)       -

Tender   of common stock     (3,049)  ( 150)        150        -

Stock-based compensation       -       -          8,500        -

Cash dividend declared
 and paid, $.03 per share      -       -           -           -
                          _________  _______  _________  ___________
Balance, June 30, 2013    1,357,465  67,900   1,977,100     (13,600)

Net income                     -       -           -           -

Unrealized holding gain
 on investment securities,
 net of tax                    -       -           -         14,700

Exercise of stock options     5,000     200       6,500        -

Issuance of common stock    126,449   6,300     421,100        -

Stock-based compensation       -       -         16,000        -

Cash dividend declared
 and paid, $.08 per share      -       -           -           -
                          _________ _______  __________  ___________
Balance, June 30, 2014    1,488,914 $74,400  $2,420,700  $    1,100
                          ========= =======  ==========  ===========


          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	         YEARS ENDED JUNE 30, 2014 AND 2013


                          Retained      Treasury Stock  Shareholders'
                                        ______________
                          Earnings      Shares  Amount  Equity
                         __________     ______  _______  ____________

Balance, July 1, 2012    $3,061,700     19,802  $52,400  $5,033,200

Net income                  396,400       -        -        396,400

Unrealized holding loss
 on investment securities,
 net of tax                    -          -        -         (1,000)

Exercise of stock options      -          -        -           -

Tender of common stock         -          -        -           -

Stock-based compensation       -          -        -          8,500

Cash dividend declared
 and paid, $.03 per share   (40,100)      -        -        (40,100)
                         __________    _______  _______  ___________
Balance, June 30, 2013    3,418,000     19,802   52,400   5,397,000

Net loss                    (75,300)      -        -        (75,300)

Unrealized holding gain
 on investment securities,
 net of tax                    -          -        -         14,700

Exercise of stock options      -          -        -          6,700

Issuance of common stock       -          -        -        427,400

Stock-based compensation       -          -        -         16,000

Cash dividend paid, $.08
 per share                 (107,400)      -        -       (107,400)
                         __________   _______   ________ ___________
Balance, June 30, 2014   $3,235,300    19,802   $52,400  $5,679,100
                         ==========   =======   =======  ===========



          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED JUNE 30, 2014 AND 2013


                                              2014       2013
                                          __________  __________


Operating activities:
 Net income (loss)              	  $ ( 75,300) $  396,400
                                          __________  __________
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization	     262,800     178,800
    Deferred income tax expense (benefit)    (32,100)	  17,600
    Loss on sale of investment securities     19,500       7,600
    Stock-based compensation		      16,000	   8,500
     Changes in operating assets and
      liabilities, net of effect of
       acquisition:
        Trade accounts receivable             59,200    (192,400)
        Inventories                         (459,600)   ( 91,900)
        Prepaid and other current assets    ( 64,100)    108,800
        Other assets                        (  4,100)      1,600
        Accounts payable		     216,900      42,000
        Customer advances		      73,600    ( 82,600)
        Accrued expenses and taxes	      22,200	 170,000
                                          __________  __________
            Total adjustments		     110,300	 168,000
                                          __________  __________
            Net cash provided by
             operating activities             35,000     564,400
                                          __________  __________
Investing activities, net of effect
 of acquisition:
 Payment for intangible assets acquired
  in acquisition (Note 2)                   (700,000)       -
 Purchase of investment securities,
  available for sale			    ( 25,000)	(920,500)
 Redemption of investment securities,
  available for sale                         518,800     717,600
 Capital expenditures			     (49,900)    (37,500)
 Purchase of other intangible assets	     ( 2,900)	 (13,300)
                                           _________   _________
Net cash used in investing activities	    (259,000)   (253,700)
                                           _________   _________
Financing activities:
  Line of credit proceeds                     150,000       -
  Line of credit repayments                  (150,000)      -
  Payment of contingent consideration         (30,600)   (36,800)
  Proceeds from exercise of stock options	6,700       -
  Cash dividend declared and paid	     (107,400)	 (40,100)
  Principal payments on note payable          (78,300)   (75,800)
                                           __________  _________
Net cash used in financing activities	     (209,600)  (152,700)
                                           __________  _________

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

          FOR THE YEARS ENDED JUNE 30, 2014 AND 2013


                                              2014       2013
                                          __________  __________


Net increase (decrease) in cash and
 cash equivalents			    (433,600)    158,000

Cash and cash equivalents, beginning
 of year				     927,300     769,300
                                           _________  __________
Cash and cash equivalents, end of year     $ 493,700  $  927,300
                                           =========  ==========
Supplemental disclosures:

  Cash paid during the period for:
   Income taxes         		   $  152,100  $    -
   Interest                                     3,100      4,800

Non-cash investing and financing activities (Note 2)


         See notes to consolidated financial statements.

       SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AS OF AND FOR THE YEARS ENDED JUNE 30, 2014 AND 2013



1.	Summary of Significant Accounting Policies

Nature of Operations

Scientific Industries, Inc. and its subsidiaries (the "Company") design, manufacture, and market a variety of benchtop laboratory equipment, bioprocessing products and catalyst research instruments. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment for research and has another location in Pittsburgh, Pennsylvania, where it produces a variety of custom-made catalyst research instruments and designs bioprocessing products, and a small facility in Oradell, New Jersey related to benchtop laboratory equipment. The equipment sold by the Company includes mixers, shakers, stirrers, refrigerated incubators, pharmacy balances and scales, catalyst characterization instruments, reactor systems and high throughput systems. The Company also sublicenses certain patents and technology under a license with the University of Maryland, Baltimore County, and receives royalty fees from the sublicenses.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. As of June 30, 2014 and 2013, $52,800 and $256,200, respectively of cash balances were in excess of such limit.

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       FOR THE YEARS ENDED JUNE 30, 2014 AND 2013



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

        FOR THE YEARS ENDED JUNE 30, 2014 AND 2013




1.	Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, websites, intellectual property and research and development ("IPR&D"), trademarks and trade names. All intangible assets are amortized on a straight-line basis over the estimated useful lives of the respective assets, generally 3 to 10 years. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization.

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

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, "Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets ("ASC No. 360-10"). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. No impairment change has been recorded for the years ended June 30, 2014 and 2013.

        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       FOR THE YEARS ENDED JUNE 30, 2014 AND 2013




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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $53,200 and $30,000 for the years ended June 30, 2014 and 2013, respectively.

Shipping and Handling

The Company classifies costs associated with shipping and handling fees as a component of cost of goods sold.

Stock Compensation Plan

The Company has a ten-year stock option plan (the "2012 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus 57,000 shares under options previously granted under the 2002 Stock Option Plan of the Company (the "Prior Plan"). The 2012 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2012 Plan and options under the 2012 Plan may be granted until 2022. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant which shall not be less than the book value per share of Common Stock as of the end of the most recent fiscal quarter. Non-incentive stock options shall not be granted at less than the fair market value of the shares of Common Stock on the date of grant, and the per share book value. At June 30, 2014 and 2013, 82,000 and 93,000 shares respectively, of Common Stock were available for grant of options under the 2012 Plan.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013



1.	Summary of Significant Accounting Policies (Continued)

Stock Compensation Plan (Continued)

Stock-based compensation is accounted for in accordance with ASC No. 718 "Compensation-Stock Compensation" ("ASC No. 718") which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the year ended June 30, 2014, the Company granted 11,000 options to employees and the Chairman of the Board of Directors that had a fair value of $19,500. The fair value of the options granted during fiscal year 2014 was determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for fiscal 2014, was an expected life of 10 years; risk free interest rate of 2.75%; volatility of 62%, and dividend yield of 2.92%. The weighted-average value per share of the options granted in 2014 was $1.78, and stock-based compensation costs were $16,000 and $8,500 for the years ended June 30, 2014 and 2013. Stock-based compensation costs related to nonvested awards to be recognized in the future are $9,000 and $3,700 as of June 30, 2014 and 2013, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The actual results experienced by the Company may differ materially from management's estimates.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013




1.	Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board
("FASB") issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carries forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for the fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this ASU did not have a material impact to the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps:
(i) identity the contract with the customer: (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for the Company beginning July 1, 2017. Early adoption is not permitted. The Company is currently evaluating the impact this guidance may have on its financial condition and results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation -
Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period. This update affects reporting entities that grant their employee's targets that affects vesting could be achieved after the requisite service period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite services priod be treated as a performance condition. The new standard will be effective for the Company beginning July 1, 2015, and early adoption is permitted. The Company expects the adoption will not have a material impact on its financial condition, results of operations or cash flows.

2.	Acquisition

On February 26, 2014, the Company acquired substantially all the assets of a privately owned company consisting principally of inventory, fixed assets, and intangible assets related to the production and sale of a variety of laboratory and pharmacy balances and scales. The acquisition was pursuant to an asset purchase agreement whereby the Company paid the sellers $700,000 in cash, 126,449 shares of Common Stock valued at $427,500 (of which 31,612 are held in escrow for one year) and agreed to make additional cash payments based on a percentage of net sales of the business acquired equal to 8% for the period ending June 30, 2014 annualized, 9% for the year ending June 30, 2015, 10% for the year ending June 30, 2016 and 11% for the year ending June 30, 2017, estimated at a present value of $460,000 on the date of acquisition. Payments related to this contingent consideration for each period are due in September following the fiscal year.

      SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

      FOR THE YEARS ENDED JUNE 30, 2014 AND 2013


2.	Acquisition (Continued)

The products, which are similar to the Company's other Benchtop
Laboratory Equipment, and in many cases used by the same customers, are marketed under the Torbal(R) brand. The principal customers are pharmacies, pharmacy schools, universities, government laboratories, and industries utilizing a precision scale. The products are sold primarily on a direct basis, including through the Company's e-commerce site.

Management of the Company allocated the purchase price based on its valuation of the assets acquired, as follows:


Current assets              $   144,000
Property and equipment          118,100
Goodwill*                       115,400
Other intangible assets       1,210,000
                            ___________
Total Purchase Price        $ 1,587,500
                            ===========

          *See Note 7, "Goodwill and Other Intangible Assets".

Of the $1,210,000 of the acquired other intangible assets, $570,000 was assigned to technology and websites with a useful life of 5 years, $120,000 was assigned to customer relationships with an estimated useful life of 9 years, $140,000 was assigned to the trade name with an estimated useful life of 6 years, $110,000 was assigned to the IPR&D with an estimated useful life of 3 years, and $270,000 was assigned to non-compete agreements with an estimated useful life of 5 years.

In connection with the acquisition, the Company entered into a three-year employment agreement with the previous Chief Operating Officer of the acquired business as President of the Company's new Torbal Division and Director of Marketing for the Company. The agreement may be extended by mutual consent for an additional two years.

The Company was unable to obtain audited financial statements of the business acquired in connection with the acquisition. The inability to include the related audited financial statements as required by the Securities Exchange Act of 1934 in the related Report on Form 8-K filing resulted in the inability of the Company to register under the Securities Act of 1933, as amended, offerings of the Company's securities during the one year period ending February 2015.

      SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013



2.	Acquisition (Continued)

Pro forma results

The unaudited pro forma condensed consolidated financial information in the table below summarizes the consolidated results of operations of the Company including its new Torbal Division, on a pro forma basis, as though the companies had been consolidated as of the beginning of the fiscal year ended June 30, 2013. The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the commencement of the fiscal year presented. In addition, the Company was unable to obtain audited historical information and, therefore the information presented is based on management's best judgment and the effects of the acquisition including amortization expense and excluding total acquisition related costs incurred of $79,500 for the year ended June 30, 2014:


                                   2014             2013

Revenues
                               $7,623,200       $8,384,500

Net income (loss)              $  (69,300)      $  307,600

Net income (loss) per
  share - basic                $   (.05)        $   .21

Net income (loss) per
   share - diluted             $   (.05)        $   .21

3.	Segment Information and Concentrations

The Company views its operations as three segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales ("Benchtop Laboratory Equipment Operations"), the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies sold on a direct basis ("Catalyst Research Instruments Operations") and the design of bioprocessing systems and products and related royalty income ("Bioprocessing Systems").

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013




3.	Segment Information and Concentrations (Continued)

Segment information is reported as follows:

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ __________
June 30, 2014:

 Revenues      $4,679,100  $1,923,300   $ 190,800  $   -     $6,793,200
 Foreign Sales	2,617,300     866,900       2,000      -      3,486,200
 Income (Loss)
  From Operations 156,000   ( 145,700)  (  49,500) ( 79,500)   (118,700)
 Assets     	4,129,100   1,535,300     799,800   647,600   7,111,800
 Long-Lived Asset
  Expenditures  1,476,500      11,300       8,500     -       1,496,300
 Depreciation and
    Amortization  130,900      35,000      96,900      -        262,800



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

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013


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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2014 and 2013 according to the valuation techniques the Company used to determine their fair values:




                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                            Fair Value at
                            June 30, 2014   Level 1    Level 2  Level 3
                            ______________  __________ _______  ________


Cash and cash equivalents	$  493,700  $  493,700  $  -    $  -
Available for sale securities      415,400     415,400     -       -
                                __________  __________  _______ ________
Total			        $  909,100  $  909,100  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $  500,000  $    -      $  -   	$500,000
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
                                ==========  ==========  ======= ========

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013




4.	Fair Value of Financial Instruments (Continued)

Investments in marketable securities classified as available-for-sale by security type at June 30, 2014 and 2013 consisted of the following:


                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2014:

       Available for sale:
        Equity securities           $   29,300   $  38,500  $   9,200
        Mutual funds                   385,000     376,900    ( 8,100)
                                    __________   _________  __________
                                    $  414,300   $ 415,400  $   1,100
                                    ==========   =========  ==========

                                                           Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2013:

       Available for sale:
        Equity securities           $   29,300   $  33,200  $   3,900
        Mutual funds                   892,700     875,200    (17,500)
                                    __________   _________  __________
                                    $  922,000   $ 908,400  $ (13,600)
                                    ==========   =========  ==========



5.	Inventories


                                 2014              2013
                              __________        __________


Raw materials		      $1,617,100	$1,336,800
Work-in-process			 366,200	   254,000
Finished goods			 325,900	   114,800
                              __________        __________

			      $2,309,200	$1,705,600
                              ==========        ==========

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013



6.	Property and Equipment




                      Useful Lives
                         (Years)              2014          2013
                       ____________        __________   __________

Automobiles                  5              $  14,900    $  14,900
Computer equipment          3-5               155,800      132,100
Machinery and equipment	    3-7               744,800      627,500
Furniture and fixtures	    4-10              206,900      181,000
Leasehold improvements	    3-5                72,800       71,700
                                            _________    _________
                                            1,195,200    1,027,200
Less accumulated depreciation
  and amortization                            943,100      870,700
                                            _________    _________
                                            $ 252,100    $ 156,500
                                            =========    =========

Depreciation expense was $71,900 and $61,700 for the years ended
June 30, 2014 and 2013, respectively.

7.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions. Goodwill amounted to $705,300 and $589,900 at June 30, 2014 and 2013 respectively, all of which is expected to be deductible for tax purposes.

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013


7.	Goodwill and Other Intangible Assets (Continued)

The components of other intangible assets are as follows:



                         Useful              Accumulated
                         Lives     Cost      Amortization  Net
                         ______    ________  ____________  _________

At June 30, 2014:

  Technology, trademarks 5/10 yrs. $1,226,800  $ 489,100   $ 737,700
  Trade names             6 yrs.      140,000      7,800     132,200
  Websites                5 yrs.      210,000     14,000     196,000
  Customer relationships 9/10 yrs.    357,000    215,800     141,200
  Sublicense agreements  10 yrs.      294,000     77,200     216,800
  Non-compete agreements  5 yrs.      384,000    126,300     257,700
  IPR&D                   3 yrs.      110,000     12,200      97,800
  Other intangible assets 5 yrs.      157,400    140,900      16,500
                                   __________  _________   _________
                                   $2,879,200 $1,083,300  $1,795,900
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
                                   ==========  =========   =========



Total amortization expense was $190,900 and $117,100 in 2014 and 2013, respectively.

Estimated future amortization expense of intangible assets is as follows:


Fiscal Years
____________

   2015  	$	348,300
   2016 		352,400
   2017 		337,100
   2018 	  	323,300
   2019			244,800
Thereafter		190,000
                _______________
        	$     1,795,900
                ===============

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013


8.	Loan Payable, Bank

In June 2014, the Company obtained a line of credit with Bank of America Merrill Lynch which provides for maximum borrowings of up to $700,000, bearing interest currently at 3.155% per annum (based on 3.00 percentage points over the LIBOR Index) and secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, and equipment and fixtures of the Company. Outstanding amounts are due and payable by November 30, 2015 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the anniversary date of the Note. This line of credit replaced a $700,000 line of credit with JP Morgan Chase Bank, N.A. The Company did not have any amounts outstanding under the lines at June 30, 2014 and 2013.

9.	Notes Payable

The Company has a $230,000 36-month note payable through October 2014, to University of Maryland, Baltimore County, which was part of the consideration paid for the acquisition of the bioprocessing products business in November 2011, with monthly payments of $6,714 bearing interest at 3.25%. Amounts due under the note was $26,700 and $105,000 at June 30, 2014 and 2013, respectively.

10.	Employee Benefit Plans

During the fiscal year ended June 30, 2013, the Company adopted a single 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code.
The plan provides for Company matching contribution equal to 100% of employee's deferral up to 3% of pay, plus 50% of employee's deferral over 3% of pay up to 5%. Previously, the Company had two separate plans. Total matching contributions amounted to $49,600 and $42,800 for the years ended June 30, 2014 and 2013, respectively.

11.	Commitments and Contingencies

The Company's current lease for its existing Bohemia, New York premises expires in January 2015, but will terminate upon the Company's move to a smaller neighboring facility in the same vicinity from the same landlord, at a lower rental rate under a new lease through February 2025, which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. The future minimum annual rental expense, computed on a straight-line basis, is approximately $177,600 under the terms of the new lease. Rental expense for the Bohemia facility under its current lease amounted to approximately $239,800 in 2014 and $233,500 in 2013. Accrued rent, payable in future years, amounted to $18,700 and $44,200 at June 30, 2014 and 2013, respectively.

The Company is also obligated under an operating lease for its facility in Pittsburgh, Pennsylvania, through November 2017, which requires monthly minimum rental payments through November 2017, plus common area expenses. Total rental expenses for the Pittsburgh facility was $95,000 and $77,200 for the fiscal years ended June 30, 2014 and 2013.

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013


11.	Commitments and Contingencies (Continued)

In addition, the Company's new Torbal division was operating from a Clifton, New Jersey facility and as of mid-July 2014 moved to a significantly smaller office facility in Oradell, New Jersey from which it performs its sales and marketing functions. The Company was obligated under a previous agreement to pay $24,000 for an early lease termination for the Clifton facility. Total rental expenses for the New Jersey facilities, including the fee, was $47,900 for the fiscal year ended June 30, 2014.

The Company's approximate future minimum rental payments under all operating leases are as follows:


Fiscal Years
____________

   2015        $   251,700
   2016            255,600
   2017    	   264,000
   2018  	   205,000
   2019		   174,000
 Thereafter        841,600
               ___________

               $ 1,991,900
               ===========

The Company has employment contracts with its President providing for an annual base salary of $154,000 and $150,000 for the fiscal years ending June 30, 2015 and 2014 and with its Executive Vice President providing for an annual base salary of $139,000 and $135,000 for the fiscal years ending June 30, 2015 and 2014.
Both contracts also provide for discretionary performance bonuses. Bonuses of $10,000 and $5,000 were awarded to the President and Executive Vice President, respectively, for the year ended
June 30, 2013. No bonuses were awarded for the fiscal year ended June 30, 2014 to either executive except for a stock option granted to the Executive Vice President during the year ended June 30, 2014, valued at $3,500 using the Black-Scholes-Merton option pricing model.

The Company has an employment contract with the President of Altamira through June 30, 2015, which may be extended by mutual consent for an additional year. The contract provides for an annual base salary of $140,000 and $135,000 for each of the fiscal years ending June 30, 2015 and 2014, respectively, plus discretionary bonuses. A bonus of $5,000 was awarded for the fiscal year ended June 30, 2013. No bonus was awarded for the fiscal year ended June 30, 2014, except for a stock option granted during the year ended June 30, 2014, valued at $3,500 using the Black-Scholes-Merton option pricing model.

The Company has a consulting agreement which expires on December 31, 2014 with an affiliate of the Chairman of the Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,600 for a certain number of consulting days as defined in the agreement. Stock options were granted to the Chairman of the Board of Directors valued at $8,700 during the year ended June 30, 2014. Consulting expense related to this agreement amounted to $50,100 and $44,600 for the years ended June 30, 2014 and 2013, respectively.

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013



11.	Commitments and Contingencies (Continued)

The Company has an employment agreement dated February 2014 with the President of its Torbal Division which expires in February 2017, which may be extended by mutual consent for another two years. The contract provides for an annual base salary of $140,000 subject to increases commencing with the second year based on percentage increases in the Consumer Price Index from the end of the immediately preceding year's CPI plus discretionary bonuses. No bonuses were awarded during the fiscal year ended June 30, 2014, however as part of the employment agreement, he was awarded a 2,000 share stock option upon commencement of his employment with the Company valued at $3,900 using the Black-Scholes-Merton option pricing model. In addition, he is to be granted, subject to his continued employment in February 2015, 2016 and 2017 options for 4,000 shares, 5,000 shares and 6,000 shares, respectively.

The Company had a consulting agreement which expired March
31, 2014 with another member of its Board of Directors for administrative services providing that the consultant be paid at the rate of $85 per hour. Consulting expense related to this agreement amounted to $5,700 and $6,100 for the fiscal years ended June 30, 2014 and 2013, respectively.

12.	Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 35% to the actual tax expense or benefit for the applicable fiscal year was as follows:



                                      2014                2013
                                __________________  _________________

                                          % of                % of
                                          Pre-tax             Pre-tax
                                 Amount   Income     Amount   Income
                                 _______  _______   ________  _______

Computed "expected" income tax $(37,500)   (35.0%) $182,300    35.0%
Research and development
  credits                       ( 1,600)   ( 1.5)   (30,700)  ( 5.9)
Other, net                        7,400      6.9    (27,200)  ( 5.2)
                               _________  _______  _________   ______
Income tax expense (benefit)   $(31,700)  (29.6%)  $124,400    23.9%
                               =========  =======  =========   ======

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013


12.	Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following:



                                             2014         2013
                                         __________   __________
Deferred tax assets:
  Amortization of intangible assets      $ 153,300    $ 146,100
  Various accruals                          75,100       49,600
  Other                                     48,100       53,400
                                         _________    _________
                                           276,500      249,100

Deferred tax liability:
  Depreciation of property
    and amortization of goodwill           (44,300)     (56,300)
                                         __________   __________
Net deferred tax assets                  $ 232,200    $ 192,800
                                         ==========   ==========

The breakdown between current and long-term deferred tax assets and liabilities is as follows:


                                             2014         2013
                                         __________   __________

Current deferred tax assets              $  86,000    $  86,600
                                         _________    _________
Long-term deferred tax assets              190,500      162,500
Long-term deferred tax liabilities         (44,300)     (56,300)
                                         __________   __________
Net long-term deferred tax asset           146,200      106,200
                                         __________   __________

Net deferred tax assets                  $ 232,200    $ 192,800
                                         ==========   ==========


ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC
No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2014 and 2013, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company's policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2011 through 2013. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013


13.	Stock Options

Option activity is summarized as follows:



                                     Fiscal 2014        Fiscal 2013
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year   55,000  $  2.86   60,000   $  2.73
  Granted                          11,000     3.53     -          -
  Exercised                        (5,000)    1.35   (5,000)     1.25
                                  ________          ________
Outstanding, end of year           61,000     3.11   55,000      2.86
                                  ________ _______  ________  ________
Options exercisable at year-end    48,300  $  2.82   51,000   $  2.81
                                  ________ _______  ________  ________
Weighted average fair value per
  share of options granted
  during fiscal 2014                       $1.78
                                           _____



            As of June 30, 2014                    As of June 30, 2014
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.88        10,000        .2         $  1.88      10,000     $  1.88

$3.07-$3.71  51,000       4.17        $  3.35      38,300     $  3.28
            ________                              ________
             61,000                                48,300
            ________                              ________



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
            ________                               ________

    SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

     FOR THE YEARS ENDED JUNE 30, 2014 AND 2013





14.	Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:



                                            2014         2013
                                         __________   __________
Net income (loss)                        $ ( 75,300)   $ 396,400
                                         __________   __________
Weighted average common shares
  outstanding                             1,385,054    1,337,048
Effect of dilutive securities                  -           5,164
                                         __________   __________
Weighted average dilutive common
  shares outstanding                      1,385,054    1,342,212
                                         __________   __________

Basic earnings (loss) per common share   $    (.05)   $      .30
                                         ==========   ==========
Diluted earnings (loss) per common share $    (.05)   $      .30
                                         ==========   ==========

Approximately 59,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted loss per common share, for the fiscal year ended June, 2014, because the effect would be anti-dilutive due to the loss for the period.

Approximately 40,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the year ended June 30, 2013, because the effect would be anti-dilutive.