Form 10-Q
period 2014-09-30
SCIENTIFIC INDUSTRIES INC
filed 2014-11-13
CIK 87802

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                             FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended    September 30, 2014

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________

Commission File Number:             0-6658
                               _____________________

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

	Large accelerated filer_____	Accelerated Filer _____

	Non-accelerated filer ______  	Smaller reporting company   X
    (Do not check if a smaller reporting company)                _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
						    Yes    X No
                                                          ___

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of October 3, 2014 was 1,479,112 shares.

                                 TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION


ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


								  Page


             Condensed Consolidated Balance Sheets                   1


             Condensed Consolidated Statements of Operations         2

             Condensed Consolidated Statements of Comprehensive
             Income (Loss)                                           3


             Condensed Consolidated Statements of Cash Flows         4


             Notes to Unaudited Condensed Consolidated Financial
             Statements					             6

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS  14

ITEM 4	CONTROLS AND PROCEDURES				 	    16

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURE                                                           18

EXHIBITS                                                            19

                    PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                               September 30,   June 30,
                                           	   2014          2014
                                               _____________ __________
Current Assets:		                        (Unaudited)
  Cash and cash equivalents			$  388,100   $  493,700
  Investment securities				   338,000	415,400
  Trade accounts receivable, net		   795,300	756,700
  Inventories					 2,282,900    2,309,200
  Prepaid expenses and other current assets	   184,800	123,100
  Deferred taxes				    86,700	 86,000
                                                __________   __________
      Total current assets			 4,075,800    4,184,100

Property and equipment at cost, net		   249,800	252,100

Intangible assets, net  			 1,708,900    1,795,900

Goodwill					   705,300	705,300

Other assets            			    53,600	 28,200

Deferred taxes					   150,300	146,200
                                                __________   __________
      Total assets                              $6,943,700   $7,111,800
                                                ==========   ==========

	    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable				$  342,100   $  373,700
  Customer advances				    92,800	 89,500
  Bank line of credit				   200,000	   -
  Notes payable, current portion		     6,900	 26,700
  Accrued expenses and taxes			   358,900	442,800
  Contingent consideration, current portion	   120,000	109,000
                                                __________   __________
      Total current liabilities			 1,120,700    1,041,700

Contingent consideration payable, less
  current portion	                           281,100	391,000
                                                __________   __________
      Total liabilities				 1,401,800    1,432,700
                                                __________   __________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,498,914 and 1,488,914 issued and outstanding at
    September 30, 2014 and June 30, 2014   	    74,900	 74,400
  Additional paid-in capital                     2,445,000    2,420,700
  Accumulated other comprehensive gain, unrealized
     holding gain on investments		       400	  1,100
  Retained earnings                              3,074,000    3,235,300
                                                __________   __________
                                                 5,594,300    5,731,500
  Less common stock held in treasury, at cost,
   19,802 shares                                    52,400	 52,400
                                                __________   __________
      Total shareholders' equity                 5,541,900    5,679,100
                                                __________   __________
      Total liabilities and
        shareholders' equity                    $6,943,700   $7,111,800
                                                ==========   ==========


  See notes to unaudited condensed consolidated financial statements

      SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)




		 			       For the Three Month
					          Periods Ended
					           September 30,
                                             __________________________
					       2014          	  2013
                                             __________________________
Revenues                		     $1,662,100      $1,436,100
Cost of sales		     		      1,161,900         841,900
                                             __________      __________
Gross profit              			500,200         594,200
                                             __________      __________
Operating Expenses:
 General and administrative			326,500         303,000
 Selling					295,300         197,000
 Research and development			107,100          97,200
                                             __________     ___________
 	Total operating expenses		728,900         597,200
                                             __________     ___________
Loss from operations			    (   228,700)    (     3,000)
                                             __________     ___________
Other income (expense):
 Investment income				    800           3,100
 Other income					  6,200		  3,700
 Interest expense			    (     1,200)    (       800)
                                             __________     ___________
	Total other income, net			  5,800 	  6,000
                                             __________     ___________
Income (loss) before income tax expense
 (benefit)				    (   222,900)	  3,000
                                             __________     ___________
Income tax expense (benefit):
	Current		  		    (    57,200)    (     3,100)
	Deferred		            (     4,400)          4,000
                                             __________     ___________
       Total income tax expense
        (benefit)			    (    61,600)            900
                                             __________     ___________
Net income (loss)		   	    ($  161,300)    $     2,100
                                             ==========     ===========
Basic earnings (loss) per common share   	($  .11)         $  .00
                                                 =======         ======
Diluted earnings (loss) per common share	($  .11)         $  .00
                                                 =======         ======
Cash dividends declared
 per common share		  	         $  -            $  .08
                                                 =======         ======



See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



						For the Three Month
						   Periods Ended
						   September 30,
                                                ______________________
						   2014	       2013
                                                __________  __________
Net income (loss)				($161,300)   $   2,100

Other comprehensive loss:
  Unrealized holding loss
  arising during period,
  net of tax					(     700)  (    1,800)
                                                __________  ___________
Comprehensive income (loss)			($162,000)   $     300
                                                ==========  ===========








See notes to unaudited condensed consolidated financial statements

        SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                      For the Three Month Periods Ended
					Sept. 30, 2014  Sept. 30, 2013
                                      ________________  ______________
Operating activities:
  Net income (loss)                        ($ 161,300)     $   2,100
                                           ___________    ___________
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Loss on sale of investments	        1,300		-
      Depreciation and amortization           110,100         44,200
      Deferred income taxes		    (   4,400)	       4,000
	 Stock-based compensation	        1,000		 800
	 Income tax benefit of stock options
	    exercised			        4,900		-
	 Changes in operating assets and liabilities:
         Accounts receivable                (  38,500)	         100
         Inventories                           26,300     (   77,800)
         Prepaid expenses and other
          current assets                    (  61,600)    (   46,900)
	 Other assets		            (  25,400)		-
         Accounts payable                   (  31,500)         5,000
         Customer advances	 	        3,300         27,500
         Accrued expenses and taxes         (  83,900)    (  118,100)
                                            __________    ___________
       Total adjustments		    (  98,400)    (  161,200)
                                            __________    ___________
       Net cash used in
        operating activities	            ( 259,700)    (  159,100)
                                            __________    ___________
Investing activities:
  Redemption of investment securities,
    available-for-sale		               75,000	        -
  Purchase of investment securities,
    available-for-sale                           -        (    5,700)
  Capital expenditures                      (  19,700)    (    8,500)
  Purchases of intangible assets            (   1,100)    (    1,900)
                                            __________   ____________
       Net cash provided by (used in)
	   investing activities		       54,200	  (   16,100)
                                            __________    ___________
Financing activities:
  Line of credit proceeds		      200,000		-
  Payment of contingent consideration	    (  98,900)		-
  Proceeds from exercise of stock options      18,800		-
  Principal payments on note payable	    (  20,000)	  (   19,400)
                                            __________    ___________
       Net cash provided by (used in)
         financing activities		       99,900     (   19,400)
                                            __________    ___________






See notes to unaudited condensed consolidated financial statements

        SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     For the Three Month Periods Ended
					Sept. 30, 2014  Sept. 30, 2013
                                      ________________  ______________

Net decrease in cash and
  cash equivalents	 	           ( 105,600)     ( 194,600)

Cash and cash equivalents,
  beginning of year`		             493,700        927,300
                                           __________     __________
Cash and cash equivalents, end of period   $ 388,100	  $ 732,700
                                           __________     __________
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes		                    $  3,500	 $  100,000
  Interest			               1,200            800

Non-cash investing and financing activities (Note 3)




 See notes to unaudited condensed consolidated financial statements

      SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended
June 30, 2014.  The results for the three months ended
September 30, 2014, are not necessarily an indication of the results for the full fiscal year ending June 30, 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer: (ii) identify the performance obligations in the contract; (iii) determine the transaction price;
(iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for the Company beginning July 1, 2017. Early adoption is not permitted.
The Company is currently evaluating the impact this guidance may have on its financial condition and results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period. This update affects reporting entities that grant their employee's targets that affects vesting could be achieved after the requisite service period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite services period be treated as a performance condition. The new standard will be effective for the Company beginning July 1, 2015, and early adoption is permitted. The Company expects the adoption will not have a material impact on its financial condition, results of operations or cash flows.

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

Pro forma results

The unaudited pro forma condensed consolidated financial information in the table below summarizes the consolidated results of operations of the Company including its new Torbal Division, on a pro forma basis, as though the companies had been consolidated as of the beginning of the fiscal year ended June 30, 2014. The unaudited pro forma condensed financial information presented below is for informational purposes only and is not intended to represent or be indicative of the consolidated results of the operations that would have been achieved if the acquisition had been completed as of the commencement of the fiscal year presented. In addition, the Company was unable to obtain audited historical information and, therefore the information presented is based on management's best judgment.

					For the Three Month
					Period Ended
					September 30, 2013
                                        ___________________

   		Net Revenues               $1,692,100

		Net Loss		  ($   32,700)

    		Net loss per share
		- basic		    	  ($  .02)

    		Net loss per share
		- diluted		  ($  .02)

4. 	Segment Information and Concentrations:

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

	Segment information is reported as follows:


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Three months ended September 30, 2014:

 Revenues	$1,086,400 $  551,100   $   24,600 $   -     $1,662,100
 Foreign Sales	   411,100    443,500	      -	       -	854,600
 Loss from
    Operations (   118,100 (   70,200)  (   40,400)    -     (  228,700)
 Assets     	 4,074,800  1,507,400      786,600  574,900   6,943,700
 Long-Lived Asset
    Expenditures    18,300        900        1,600     -         20,800
 Depreciation and
    Amortization    76,000      9,800       24,300     -        110,100


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


Approximately 46% and 68% of net sales of benchtop laboratory equipment for the three month periods ended September 30, 2014 and 2013, respectively, were derived from the Company?s main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Approximately 19% of total benchtop laboratory equipment sales were derived from the new Torbal Scales Division for the three months ended September 30, 2014.

For the three months ended September 30, 2014, and 2013, respectively, two customers accounted in the aggregate for approximately 13% and 15%
of the net sales of the Benchtop Laboratory Equipment Operations and 9% and 11% of the Company's revenues. Sales of catalyst research instruments generally comprise a few very large orders averaging at least $100,000 per order to a limited number of customers, who differ from order to order. Sales to five and three customers during the three months ended September 30, 2014 and 2013, respectively, accounted for approximately 99% and 94% of the Catalyst Research Instrument Operations' revenues and 33% and 22% of the Company's total revenues.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at September 30, 2014 and June 30, 2014 according to the valuation techniques the Company used to determine their fair values:

                                       Fair Value Measurements Using Inputs
                                                    Considered as
Assets:
                              Fair Value at
                           September 30, 2014  Level 1     Level 2   Level 3
                              ______________  __________  ________  ________
Cash and cash equivalents	$  388,100    $  388,100  $  -      $  -
Available for sale securities  	   338,000	 338,000     -         -
                                __________    __________  ________  ________
Total				$  726,100    $  726,100  $  -      $  -
                                ==========    ==========  ========  ========
Liabilities:

Contingent consideration        $  401,100    $     -     $  -      $401,100
                                ==========    ==========  ========  ========


                                       Fair Value Measurements Using Inputs
                                                    Considered as
Assets:
                              Fair Value at
                              June 30, 2014   Level 1     Level 2   Level 3
                              ______________  __________  ________  ________
Cash and cash equivalents	$  493,700    $  493,700  $  -      $  -
Available for sale securities  	   415,400	 415,400     -         -
                                __________    __________  ________  ________
Total				$  909,100    $  909,100  $  -      $  -
                                ==========    ==========  ========  ========
Liabilities:

Contingent consideration        $  500,000    $     -     $  -      $500,000
                                ==========    ==========  ========  ========

Investments in marketable securities classified as available-for-sale by security type at September 30, 2014 and June 30, 2014 consisted of the following:

                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At September 30, 2014:
   Available for sale:
   Equity securities		   $  29,300	 $  38,300  $    9,000
   Mutual funds			     303,300	   299,700 (     8,600)
                                   _________     _________  ___________
                                   $ 337,600	 $ 338,000  $      400
                                   =========     =========  ===========


                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At June 30, 2014:
   Available for sale:
   Equity securities		   $  29,300	 $  38,500  $    9,200
   Mutual funds			     385,000	   376,900     ( 8,100)
                                   _________     _________  ___________
                                   $ 414,300	 $ 415,400  $    1,100
                                   =========     =========  ===========

6.	Inventories:

Inventories for financial statement purposes are based on perpetual inventory records at September 30, 2014 and based on a physical count as of June 30, 2014. Components of inventory are as follows:

			    September 30,  	  June 30,
				2014   		    2014
                            _____________       __________
	Raw materials         $1,580,500	$1,617,100
	Work in process          345,100    	   366,200
	Finished goods           357,300	   325,900
                              __________        __________
			      $2,282,900	$2,309,200
                              ==========        ==========

7.   Earnings (Loss) per common share:

Basic earnings (loss) per common share are computed by dividing net income or loss by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

	Earnings (Loss) per common share was computed as follows:


                           	    For the Three Month
                           	    Periods Ended
                             	    September 30,
                                    __________________________
       					2014          2013
                                    ___________  _____________

	Net income (loss)	    ($ 161,300)  $      2,100
                                    ===========  =============
	Weighted average common
 	  shares outstanding	      1,469,112     1,337,663
	Dilutive  securities	           -            7,408
                                    ___________  _____________
	Weighted average dilutive
	  common shares outstanding   1,469,112     1,345,071
                                    ___________  _____________
	Basic earnings (loss) per
	  common share		     ($  .11) 	  $   .00
                                     ========     =======
	Diluted earnings (loss) per
	   common share		     ($  .11)	  $   .00
                                     ========     =======

Approximately 51,000 shares of the Company's Common Stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted loss per common share, for the three months ended September 30, 2014, because the effect would be anti-dilutive due to the loss for the period.

Approximately 28,500 shares of the Company?s Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2013 because the effect would be anti-dilutive.

8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI?s acquisition of assets. Goodwill amounted to $705,300 as of September 30, 2014 and June 30, 2014, all of which is expected to be deductible for tax purposes.

 The components of other intangible assets are as follows:

			  Useful                Accumulated
			  Lives       Cost      Amortization    Net
                         ________   __________  ____________  ________
 At September 30, 2014:

 Technology, trademarks  5/10 yrs.  $1,226,800  $   522,900 $  703,900
 Trade names                6 yrs.     140,000 	     13,600    126,400
 Websites                   5 yrs.     210,000       24,500    185,500
 Customer relationships  9/10 yrs.     357,000      221,500    135,500
 Sublicense agreements     10 yrs.     294,000       84,500    209,500
 Non-compete agreements     5 yrs.     384,000      140,400    243,600
 IPR&D                      3 yrs.     110,000       21,400     88,600
 Other intangible assets    5 yrs.     158,500      142,600     15,900
                                    __________   __________ __________
	  			    $2,880,300   $1,171,400 $1,708,900
                                    ==========   ========== ==========

			  Useful                Accumulated
			  Lives       Cost      Amortization    Net
                         ________   __________  ____________  ________
 At June 30, 2014:

 Technology, trademarks  5/10 yrs.  $1,226,800  $   489,100 $  737,700
 Trade names                6 yrs.     140,000 	      7,800    132,200
 Websites                   5 yrs.     210,000       14,000    196,000
 Customer relationships  9/10 yrs.     357,000      215,800    141,200
 Sublicense agreements     10 yrs.     294,000       77,200    216,800
 Non-compete agreements     5 yrs.     384,000      126,300    257,700
 IPR&D                      3 yrs.     110,000       12,200     97,800
 Other intangible assets    5 yrs.     157,400      140,900     16,500
                                    __________   __________ __________
	  			    $2,879,200   $1,083,300 $1,795,900
                                    ==========   ========== ==========

Total amortization expense was $88,100 and $28,100 for the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, estimated future amortization expense related to intangible assets is $260,200 for the remainder of the fiscal year ending June 30, 2015, $352,400 for fiscal 2016, $337,100 for fiscal 2017, $323,300 for fiscal
2018, $244,800 for fiscal 2019, and $191,100 thereafter.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $105,600 to $388,100 as of September 30, 2014 from $493,700 as of June 30, 2014.

Net cash used in operating activities was $259,700 for the three months ended September 30, 2014 as compared to $159,100 for the comparable three month period in 2013, primarily due to the loss for the current period. Cash provided by investing activities was $54,200 for the three month period ended September 30, 2014 compared to cash used of $16,100 for the three month period ended September 30, 2013 due primarily to the redemptions of investments. Cash provided by financing activities was $99,900 for the three months ended September 30, 2014 compared to $19,400 used for the prior year period due primarily to the cash borrowed under the line of credit.

The Company's working capital decreased by $187,300 to $2,955,100 at September 30, 2014 from $3,142,400 at June 30, 2014, mainly due to the loss during the period.

The Company has a line of credit with Bank of America Merrill Lynch which provides for maximum borrowings of up to $700,000, bearing interest at 3.00 percentage points above the LIBOR Index, 3.16% as of October 31, 2014 and is secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and fixtures of the Company. Outstanding amounts are due and payable by November 30, 2015 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the expiration date of the promissory note. As of September 30, 2014, $200,000 was due under this line.



Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities, and line of credit.

Results of Operations

Financial Overview

The Company recorded a loss of $222,900 before income tax benefit for the three months ended September 30, 2014 compared to income of $3,000 before income tax expense for the comparable period last year, primarily the result of the loss incurred by the Benchtop Laboratory Equipment Operations due to the lower sales of Genie(TM) brand products to overseas customers, and lower than expected Torbal(R) brand product sales, and amortization costs related to the new Torbal division.

The Three Months Ended September 30, 2014 Compared With the Three
Months Ended September 30, 2013

Revenues for the three months ended September 30, 2014 increased by $226,000 (15.7%) to $1,662,100 from $1,436,100 for the three months ended September 30, 2013, primarily as a result of a $211,400 increase in catalyst research instrument sales. Sales of benchtop laboratory products increased by $16,700 compared to the same period last year as a result of sales of Torbal brand products of $211,500 while Genie brand product sales for overseas customers were lower. Catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The Bioprocessing Systems Operations' revenues ($24,600) consist primarily of earned royalties. The backlog of orders for catalyst research instruments was $439,500 as of September 30, 2014, substantially all of which is expected to be delivered by fiscal year end, as compared to the backlog as of September 30, 2013 of $513,400.

The gross profit percentage for the three months ended September 30, 2014 decreased to 30.1% compared to 41.4% for the three months ended September 30, 2013, primarily due to product mix of the Benchtop Laboratory Equipment Operations which include in the current year Torbal brand products at lower gross margins and comparatively lower gross margins for Genie brand products.

General and administrative expenses for the three months ended September 30, 2014 increased by $23,500 (7.8%) to $326,500 from
$303,000 for the three months ended September 30, 2013, primarily due to the addition of such expenses incurred by the Torbal division of the Benchtop Laboratory Equipment Operations.

Selling expenses for the three months ended September 30, 2014 increased $98,300 (49.9%) to $295,300 from $197,000 for the three months ended September 30, 2013, primarily the result of increased sales commissions for the Catalyst Research Instruments Operations and higher expenses incurred by the Torbal division of the Benchtop Laboratory Equipment Operations.

Research and development expenses for the three months ended September 30, 2014 increased by $9,900 (10.2%) to $107,100 from
$97,200 for the three months ended September 30, 2013, primarily the result of increased product development activities by the Bioprocessing Systems Operations.

For the three months ended September 30, 2014, the income tax benefit was $61,600 compared to income tax expense of $900 for the three months ended September 30, 2013 due to the loss for the period.

As a result, the net loss for the three months ended September
30, 2014 was $161,300 compared to a net income of $2,100 for the three months ended September 30, 2013.



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

Date: November 13, 2014