Form 10-Q
period 2014-12-31
SCIENTIFIC INDUSTRIES INC
filed 2015-02-13
CIK 87802

UNITED STATES
	     SECURITIES AND EXCHANGE COMMISSION
	          Washington, D.C. 20549

	                 FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended    December 31, 2014

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to_________

Commission File Number:             0-6658
                       ____________________________

                     SCIENTIFIC INDUSTRIES, INC.
____________________________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware         		      04-2217279
____________________________    ____________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

70 Orville Drive, Bohemia, New York               11716
________________________________________     _____________
(Address of principal executive offices)       (Zip Code)

                              (631)567-4700
____________________________________________________________________
(Registrant=s telephone number, including area code)

                         Not Applicable
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), except for a Report on Form 8-K required to be filed in February 2014 with respect to an acquisition and (2) has been subject to such filing requirements for
the past 90 days.   Yes   X   No __.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "Accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer_________	Accelerated Filer________

Non-accelerated filer __________    Smaller reporting company   X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                      Yes    X No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of February 2, 2015 was 1,479,112 shares.

                                 TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION


ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


							Page
                                                        ____

Condensed Consolidated Balance Sheets	     	         1

Condensed Consolidated Statements of Operations		 2

Condensed Consolidated Statements of Comprehensive
Income (Loss)						 3

Condensed Consolidated Statements of Cash Flows		 4

Notes to Condensed Consolidated Financial Statements	 6

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS	                                15

ITEM 4	CONTROLS AND PROCEDURES				18

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	        18

SIGNATURE 						19

EXHIBITS						20

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

     SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED BALANCE SHEETS

	               ASSETS
			                  December 31,   June 30,
                                              2014        2014
				          (Unaudited)
                                          __________   __________
Current Assets:
  Cash and cash equivalents		  $  244,000   $  493,700
  Investment securities			     338,200	  415,400
  Trade accounts receivable, net	     731,000	  756,700
  Inventories				   2,416,100	2,309,200
  Prepaid expenses and other current assets  160,500	  123,100
  Deferred taxes			      87,800	   86,000
                                          __________   __________
Total current assets			   3,977,600	4,184,100

Property and equipment at cost, net	     261,100	  252,100

Intangible assets, net  		   1,623,100	1,795,900

Goodwill				     705,300	  705,300

Other assets            		      53,600	   28,200

Deferred taxes				     159,800	  146,200
                                          __________   __________
Total assets                              $6,780,500   $7,111,800
                                          ==========   ==========

	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable			  $  422,400   $  373,700
  Customer advances			      12,000	   89,500
  Bank line of credit			     250,000	     -
  Notes payable, current portion	        -    	   26,700
  Accrued expenses and taxes		     293,900	  442,800
  Contingent consideration, current portion  120,000	  109,000
                                          __________   __________
   		Total current liabilities  1,098,300	1,041,700

Contingent consideration, less
  current portion		             281,100	  391,000
                                          __________   __________
        Total liabilities		   1,379,400	1,432,700
                                          __________   __________
Shareholders' equity:
  Common stock, $.05 par value; authorized
    7,000,000 shares; 1,498,914 and 1,488,914
    issued and outstanding at December 31, 2014
    and at June 30, 2014		      74,900	   74,400
  Additional paid-in capital               2,446,000	2,420,700
  Accumulated other comprehensive
    gain (loss)                           (    3,400)       1,100
  Retained earnings                        2,936,000	3,235,300
                                          __________   __________
                                           5,453,500	5,731,500

  Less common stock held in treasury, at cost,
   19,802 shares                              52,400	   52,400
                                          __________   __________
              Total shareholders' equity   5,401,100	5,679,100
                                          __________   __________
              Total liabilities and
                 Shareholders' equity     $6,780,500   $7,111,800
                                          ==========   ==========



See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	                   For the Three Month    For the Six Month
                               Periods Ended	     Periods Ended
                                December 31,          December 31,
                         ______________________ ______________________
                              2014      2013        2014       2013
                         ______________________ ______________________

Revenues                 $1,691,100  $1,747,800 $3,353,200  $3,183,900
Cost of sales             1,081,700     929,700  2,163,900   1,771,600
                         __________  __________ __________  __________
Gross profit                609,400     818,100  1,189,300   1,412,300
                         __________  __________ __________  __________
Operating Expenses:
 General & administrative   446,400     342,900    852,600     645,900
 Selling                    229,400     207,900    524,700     404,900
 Research & development     116,100      90,800    223,200     188,000
                         __________  __________ __________  __________
  Total operating
  expenses  		    791,900     641,600  1,600,500   1,238,800
                         __________  __________ __________  __________
Income (loss) from
 operations   		  ( 182,500)    176,500 ( 411,200)     173,500
                         __________  __________ __________  __________
Other income (expense):
 Investment income	      7,400       5,400     9,600        8,500
 Other			  (   5,900)      2,200  (  1,100)       5,900
 Interest expense	  (   1,400)  (   1,000) (  2,700)   (   1,800)
                          __________  _________  _________  ___________

  Total other income, net       100       6,600      5,800      12,600
                          __________  _________  _________  ___________
Income (loss) before
  income tax expense
  (benefit) 		  ( 182,400)    183,100  ( 405,400)    186,100
                         ___________  _________  _________  ___________
Income tax expense (benefit):
  Current		  (  33,800)     44,800  (  91,000)     41,700
  Deferred		  (  10,600)      3,200  (  15,100)      7,200
                         ___________  _________  _________  ___________
  Total income tax
   expense (benefit)	  (  44,400)     48,000  ( 106,100)     48,900
                         ___________  _________  _________  ___________
Net income (loss)	  ($138,000) $  135,100  ($299,300) $  137,200
                         =========== ==========  ========== ===========

Basic and diluted earnings
 (loss) per common share   ($ .09)	$ .10	  ($ .20)	$ .10

Cash dividends declared
 per common share	    $ .00	$ .00	   $  .00	$ .08



 See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)




				 For the Three Month	For the Six Month
				   Periods Ended	 Periods Ended
				   December  31,	 December 31,
                                ____________________  ____________________
				   2014      2013	 2014      2013

Net income (loss)		($138,000)  $135,100  ($299,300)  $137,200
                                __________  ________  __________  ________
Other comprehensive loss:
  Unrealized holding loss on investments
  arising during period,
  net of tax			(   3,800)  (    800) (   4,500) (   2,600)
                                __________  _________ __________ __________
Comprehensive income (loss)	($141,800)  $134,300   $303,800)  $134,600
                                ==========  ========= ========== ==========




     See notes to unaudited condensed consolidated financial statements

            SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                 	    For the Six Month Periods Ended
                                            December 31, 2014 December 31, 2013
                                            _________________ _______________
Operating activities:
  Net income (loss)				  ($  299,300)	$  137,200
                                                  ____________  __________
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
    operating activities:
      Loss on sale of investments                       1,300       10,500
      Depreciation and amortization		      220,100	    88,500
      Deferred income tax (benefit)		   (   15,100)	     7,200
      Stock-based compensation				2,100	    10,200
      Income tax benefit of stock options exercised	4,900	      -
      Changes in operating assets and liabilities:
         Accounts receivable			       25,700	(  110,900)
         Inventories		      	           (  106,900)	(  165,600)
         Prepaid expenses and other current assets (   37,200)	(   25,300)
	    Other assets			   (   25,400)	      -
         Accounts payable                              48,700	(    5,700)
         Customer advances		           (   77,500)	   194,800
         Accrued expenses	          	   (  149,200)	(   94,100)
                                                  ____________ ____________
      Total adjustments	        	           (  108,500)	(   90,400)
                                                  ____________ ____________
      Net cash provided by (used in)
         operating activities			   (  407,800)	    46,800
                                                  ____________ ____________
Investing activities:
  Purchase of investment securities,
    available-for-sale				   (    3,800)	(    24,300)
  Capital expenditures				   (   52,900)	(    24,600)
  Purchase of intangible assets			   (    3,400)	(     1,900)
  Redemption of investment securities, available
    for sale					       75,000	    275,300
                                                  ____________ _____________
       Net cash provided by investing
          activities				       14,900	    224,500
                                                  ____________ _____________
Financing activities:
 Line of credit proceeds			      250,000	     50,000
 Payment of contingent consideration		   (   98,900)	       -
 Proceeds from exercise of stock options	       18,800	      6,700
 Cash dividend declared and paid			 -	 (  107,400)
 Principal payments on note payable		   (   26,700)	 (   38,900)
                                                  ____________ _____________
	 Net cash provided by (used in) financing
      activities				      143,200	 (   89,600)
                                                  ____________ _____________





  See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                       For the Six Month Periods Ended
                                     December 31, 2014 December 31, 2013
                                     _________________ _________________
Net increase (decrease) in cash
 and cash equivalents			  (   249,700)    181,700

Cash and cash equivalents, beginning of year  493,700     927,300
                                           __________  __________
Cash and cash equivalents, end of period   $  244,000  $1,109,000
                                           ==========  ==========
Supplemental disclosures:

Cash paid during the period for:
 Income taxes				   $    3,500  $ 100,000
 Interest					2,700      1,800

 Non-cash investing and financing activities (Note 3)



See notes to unaudited condensed consolidated financial statements

     SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2014. The results for the three and six months ended December 31, 2014, are not necessarily an indication of the results for the full fiscal year ending
June 30, 2015.

1.	Summary of significant accounting policies:

	Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc. ("Scientific", a Delaware corporation), Altamira Instruments, Inc.("Altamira", a wholly-owned subsidiary and Delaware corporation), Scientific Packaging Industries, Inc. (an inactive wholly-owned subsidiary and New York corporation) and Scientific Bioprocessing, Inc. ("SBI", a wholly-owned subsidiary and Delaware corporation). All are collectively referred to as the "Company". All material intercompany balances and transactions have been eliminated.

2.	New Accounting Pronouncements:



In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price;
(iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for the Company beginning July 1, 2017. Early adoption is not permitted.
The Company is currently evaluating the impact this guidance may have on its financial condition and results of operations.
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period. This update affects reporting entities that grant their employee's targets that affects vesting could be achieved after the requisite service period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite services period be treated as a performance condition. The new standard will be effective for the Company beginning July 1, 2015, and early adoption is permitted. The
Company expects the adoption will not have a material impact on its financial condition, results of operations or cash flows.

3.  Acquisition:

On February 26, 2014, the Company acquired substantially all the assets of a privately owned company consisting principally of inventory, fixed assets, and intangible assets related to the production and sale of a variety of laboratory and pharmacy balances and scales. The acquisition was pursuant to an asset purchase agreement whereby the Company paid the sellers $700,000 in cash, 126,449 shares of Common Stock valued at $427,500 (of which 31,612 are held in escrow for one year) and agreed to make additional cash payment based on a percentage of net sales of the business acquired equal to 8% for the period ending June 30, 2014 annualized amounting to $98,900, 9% for the year ending June 30, 2015, 10% for the year ending June 30, 2016 and 11% for the year ending June 30, 2017, estimated at a present value of $460,000 on the date of acquisition. Payments related to this contingent consideration for each period are due in September following the fiscal year.

The products, which are similar to the Company's other Benchtop Laboratory Equipment, and in many cases used by the same customers, are marketed under the Torbal(R) brand. The principal customers are pharmacies, pharmacy schools, universities, government laboratories, and industries utilizing precision scales. The products are sold primarily on a direct basis, including through the Company's e-commerce site.

The Company allocated the purchase price based on its valuation of the assets acquired, as follows:

Current assets         $  144,000

Property and equipment    118,100

Goodwill*   		  115,400

Other intangible assets	1,210,000
                       __________
Total Purchase Price   $1,587,500
                       ==========

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

		     For the Three Month  For the Six Month
			 Period Ended	    Period Ended
		       December 31, 2013  December 31, 2013
                     ___________________  _________________

Net Revenues               $1,955,500	    $3,647,600


Net Income		   $   85,800	    $   49,000


Net earnings per share

	- basic		   $  .06           $  .03


Net earnings per share
	- diluted	   $  .06	    $  .03


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

<pge>


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended December 31, 2014:

 Revenues      $1,247,000   $  419,600  $   24,500 $    -    $1,691,100
 Foreign Sales    722,400      315,700        -		-     1,038,100
 Loss from
  Operations   (   67,200   (   70,600) (   44,700)     -   (   182,500)
 Assets     	4,032,700    1,387,900     774,100   585,800  6,780,500
 Long-Lived Asset
    Expenditures   33,200          -         2,300      -        35,500
 Depreciation and
    Amortization   76,300        9,200      24,500      -       110,000



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

Approximately 50% and 65% of net sales of benchtop laboratory equipment (37% and 43% of total revenues) for the three month periods ended
December 31, 2014 and 2013, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Approximately 21% of total benchtop laboratory equipment sales were derived from Torbal brand products for the three months ended December 31, 2014.

Two customers accounted in the aggregate for approximately 18% and 25%
of the net sales of the Benchtop Laboratory Equipment Operations and 13% and 17% of total revenues for the three months ended December 31, 2014, and 2013, respectively. Sales of catalyst research instruments generally comprise a few very large orders averaging at least $100,000 per order to a limited number of customers, who differ from order to order. Sales to four customers and three other customers represented approximately
84% and 91% of the Catalyst Research Instrument Operations' net sales, respectively, and 21% and 24% of total revenues for the three months ended December 31, 2014 and 2013, respectively.

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Six months ended December 31, 2014:

 Revenues      $2,333,400 $  970,700   $   49,100   $   -    $3,353,200
 Foreign Sales	1,133,500    759,200         -		-     1,892,700
 Loss from
  Operations   (  185,300 (  140,800) (    85,100)      -    (  411,200)
 Assets	      	4,032,700  1,387,900      774,100    585,800  6,780,500
 Long-Lived Asset
    Expenditures   51,500        900        3,900       -        56,300
 Depreciation and
    Amortization  152,300     19,000       48,800       -       220,100



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

Approximately 48% and 66% of net sales of benchtop laboratory equipment (33% and 46% of total revenues) for the six month periods ended December 31, 2014 and 2013, respectively, were derived from the segment's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 16% and 21% of the segment's net sales for the six month periods ended December 31, 2014 and 2013, and 11% and 14%, of total revenues for the six month periods ended December 31, 2014 and 2013, respectively.

Approximately 20% of total benchtop laboratory equipment sales were derived from Torbal brand products for the six months ended December 31, 2014.

For the six month periods ended Decmeber 31, 2014 and 2013, catalyst research Instruments sales to eight and six different customers in each of the six month periods, accounted for approximately 97% and 92% of the segment's net sales and 28% and 23% of total revenues, respectively.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at December 31, 2014 and June 30, 2014 according to the valuation techniques the Company used to determine their fair values:

                                       Fair Value Measurements Using Inputs
                                                    Considered as
Assets:
                              Fair Value at
                           December 30, 2014  Level 1     Level 2   Level 3
                              ______________  __________  ________  ________
Cash and cash equivalents	$  244,000    $  244,000  $  -      $  -
Available for sale securities  	   338,200	 338,200     -         -
                                __________    __________  ________  ________
Total				$  582,200    $  582,200  $  -      $  -
                                ==========    ==========  ========  ========
Liabilities:

Contingent consideration        $  401,100    $     -     $  -      $401,100
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
                                ==========    ==========  ========  ========

Investments in marketable securities classified as available-for-sale by security type at December 31, 2014 and June 30, 2014 consisted of the following:

                                                           Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At December 30, 2014:
   Available for sale:
   Equity securities		   $  29,300	 $  38,500  $    9,200
   Mutual funds			     312,300	   299,700 (    12,600)
                                   _________     _________  ___________
                                   $ 341,600	 $ 338,200 ($    3,400)
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

  Inventories for financial statement purposes are based on perpetual inventory records at December 31, 2014 and based on a physical count as of June 30, 2014. Components of inventory are as follows:

			     December 31,  	 June 30,
				  2014   	   2014
                              __________        __________
	Raw Materials         $1,568,600	$1,617,100
	Work in process          535,900    	   366,200
	Finished Goods           311,600	   325,900
                              __________        __________
			      $2,416,100	$2,309,200
                              ==========        ==========

7.   Earnings (loss) per common share:

  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

	Earnings (loss) per common share was computed as follows:


             			For the Three Month  For the Six Month
             			Periods Ended	     Period Ended
                           	December 31,         December 31,
       				2014       2013      2014       2013
                          _______________________ ______________________
Net income (loss)	  ($   138,000) $ 135,100 ($ 299,300) $  137,200
                          ============= ========= =========== ==========
Weighted average common
  shares outstanding   	     1,479,112	1,342,663  1,475,960   1,340,163
Dilutive  securities	          -    	    6,327	-          6,867
                             _________  _________  _________   _________
Weighted average dilutive
  common shares outstanding  1,479,112  1,348,990  1,475,960   1,347,030
                             =========  =========  =========   =========
Basic and diluted earnings
  (loss) per common share    ($  .09)	 $  .10	   ($  .20)    $  .10
                             ========    ======    ========    ======

Approximately 51,000 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three and six month periods ended December 31, 2014, because the effect would be anti-dilutive.

Approximately 5,000 and 28,500 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for each of the three and six month periods ended December 31, 2013, because the effect would be anti-dilutive.

8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $705,300 as of December 31, 2014 and June 30, 2014, all of which is deductible for tax purposes.

 The components of other intangible assets are as follows:

			  Useful                Accumulated
			  Lives        Cost     Amortization      Net
                         ________   __________  ____________  _________
 At December 31, 2014:
 Technology, trademarks  5/10 yrs.  $1,226,800  $   556,600   $ 670,200
 Trade names                6 yrs.     140,000 	     19,400     120,600
 Websites                   5 yrs.     210,000       35,000     175,000
 Customer relationships  9/10 yrs.     357,000      227,300     129,700
 Sublicense agreements     10 yrs.     294,000       91,900	202,100
 Non-compete agreements     5 yrs.     384,000      154,500     229,500
 IPR&D                      3 yrs.     110,000       30,500      79,500
 Other intangible assets    5 yrs.     160,800      144,300      16,500
                                    __________   __________  __________
	  			    $2,882,600   $1,259,500  $1,623,100
                                    ==========   ==========  ==========

			 Useful                 Accumulated
			 Lives         Cost     Amortization      Net
                         ________   __________  ____________  _________
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
                                    __________  __________   __________
	  			    $2,879,200  $1,083,300   $1,795,900
                                    ==========  ==========   ==========

Total amortization expense was $88,200 and $28,100 for the three months ended December 31, 2014 and 2013, respectively and $176,300 and $56,200 for the six months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, estimated future amortization expense related to intangible assets is $174,400 for the remainder of the fiscal year ending June 30, 2015, $352,400 for fiscal 2016, $337,100 for fiscal
2017, $323,300 for fiscal 2018, $244,800 for fiscal 2019, and $191,100 thereafter.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $249,700 to $244,000 as of December 31, 2014 from $493,700 as of June 30, 2014.

Net cash used in operating activities was $407,800 for the six months ended December 31, 2014 as compared to $46,800 provided by operating activities for the six months ended December 31, 2013, primarily due to the loss in the current period. Cash provided by investing activities was $14,900 for the six month period ended December 31, 2014 compared to $224,500 for the six month period ended December 31, 2013, mainly due to lower amount of investment securities redemptions. The Company reflected cash provided by financing activities of $143,200 in the current year period compared to $89,600 used in the prior year comparable period, primarily due to the borrowing under the Company's bank line of credit, and the absence of a dividend payout this year, partially offset by the contingent consideration payment related to the Torbal Division asset acquisition.

The Company's working capital decreased by $263,000 to $2,879,400 as of December 31, 2014 from working capital of $3,142,400 at June 30, 2014, mainly due to the loss during the period.

The Company has a line of credit with Bank of America Merrill Lynch which provides for maximum borrowings of up to $700,000, bearing interest at 3.00 percentage points above the LIBOR Index, 3.16% as of December 31, 2014 and is secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and fixtures of the Company. Outstanding amounts are due and payable by November 30, 2015 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the expiration date of the promissory note. As of December 31, 2014, $250,000 was due under this line.



Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities and line of credit.

Results of Operations

Financial Overview

The Company recorded a net loss of $182,400 and $405,400 before income tax benefit for the three and six month periods ended December 31, 2014 compared to income before income tax of $183,100 and $186,100 for the three and six month periods ended December 31, 2013 due to losses in each of its business segments, which included non-cash amounts of $110,000 and $220,100 for depreciation and amortization expenses for the current three and six month periods, respectively, the majority of which pertained to amortization of the Torbal Division assets, compared to $44,300 and $88,500, respectively for the same periods last year.

The Three Months Ended December 31, 2014 Compared With the
Three Months Ended December 31, 2013

Net revenues for the three months ended December 31, 2014 decreased by $56,700 (3.2%) to $1,691,100 from $1,747,800 for the three months ended December 31, 2013 as a result of a $105,900 decrease in revenues by the Bioprocessing Systems Operations, a decrease of $43,800 in catalyst research instruments sales, offset by a $93,000 net increase in sales of benchtop laboratory products, which included $256,000 in new Torbal brand product sales. Sales of the benchtop laboratory equipment products generally are pursuant to many small purchase orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $949,000 as of December 31, 2014, all of which are anticipated to be delivered by June 30, 2015; the backlog as of December
31, 2013 was $1,063,900. The revenues generated by the Bioprocessing Systems Operations in the prior comparable period included a one-time order for prototype bioprocessing products of approximately $100,000. Although typically there is no significant backlog of orders for the Benchtop Laboratory Equipment Operations, due to the production delays caused by the facilities move during the quarter and a significant amount of orders received towards the end of the quarter, the Company had a backlog of such products of approximately $600,000 as of December 31, 2014.

The decrease in gross profit percentage for the three months ended December 31, 2014 to 36.0% from 46.8% for the year earlier three month period was primarily due to the product mix of the Benchtop Laboratory Equipment Operations, which include in the current year Torbal brand products at lower gross margins and lower profit margins in the Catalyst Research Instruments Operations, due to higher overhead costs.

General and administrative expenses for the three month comparative periods ended December 31, 2014 and December
31, 2013 increased by $103,500 (30.1%) to $446,400 from
$342,900 primarily due to expenses incurred in the 2014 period by the Torbal Division of the Benchtop Laboratory
Equipment Operations and costs associated with the Bohemia facility move in November.

Selling expenses for the three months ended December 31, 2014 increased by $21,500 (10.3%) to $229,400 from $207,900 for the three months ended December 31, 2013, primarily the result of selling expenses incurred by the Torbal Division of the Benchtop Laboratory Equipment Operations.

Research and development expenses for the three months ended
December 31, 2014 increased $25,300 (27.9%) to $116,100 from
$90,800 for the three months ended December 31, 2013, primarily the result of increased product development by the Company?s Bioprocessing Systems Operations.

Total other income, net for the three month period ended
December 31, 2014 decreased by $6,500 to $100 from $6,600 for the three month period ended December 31, 2013.

For the three months ended December 31, 2014, the income tax benefit was $44,400 compared to income tax expense of $48,000 for the three months ended December 31, 2013 due to the loss for the period.

As a result, the net loss for the three months ended December
31, 2014 was $138,000 compared to a net income of $135,100 for the three months ended December 31, 2013.

The Six Months Ended December 31, 2014 Compared With the Six
Months Ended December 31, 2013

Net revenues for the six months ended December 31, 2014 increased by $169,300 (5.3%) to $3,353,200 compared to
$3,183,900 for the six months ended December 31, 2013, primarily due to increases of $167,500 and $109,800 in sales of catalyst research instruments and benchtop laboratory equipment, respectively, partially offset by decreased revenues of $108,000 of the Bioprocessing Systems Operations, which benefitted from a one-time order in the prior comparable period. The 2014 benchtop laboratory equipment sales included $467,500 of Torbal brand product sales. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings in revenues.

The gross profit percentage for the six months ended December
31, 2014 decreased to 35.4% compared to 44.4% for the six months ended December 31, 2013, due principally to product mix of the Benchtop Laboratory Equipment Operations, which include in the current year Torbal brand products at lower gross margins.

General and administrative expenses increased by $206,700 (32.0%) to $852,600 for the six months ended December 31, 2014 from $645,900 for the comparable period of the prior year, due to the expenses of the new Torbal Division of the Benchtop Laboratory Equipment Operations, and costs associated with the Bohemia facility move in November.

Selling expenses for the six months ended December 31, 2014 increased by $119,800 (29.6%) to $524,700 from $404,900 for the six months ended December 31, 2013, primarily the result of expenses of the new Torbal Division of the Benchtop Laboratory Equipment Operations, and commissions and exhibitions expense for the Catalyst Research Instruments Operations.

Research and development expenses for the six months ended
December 31, 2014 increased $35,200 (18.7%) to $223,200
compared to $188,000 for the six months ended December 31, 2013, primarily the result of increased product development by the Company's Bioprocessing Systems Operations.

Total other income, net for the six month period ended
December 31, 2014 decreased by $6,800 to $5,800 from $12,600 for the six month period ended December 31, 2013.

As a result, income tax benefit for the six month period ended December 31, 2014 was $106,100 compared to $48,900 income tax expense for the comparable period of the prior fiscal year, and net loss for the six months ended December 31, 2014 was $299,300 compared to net income of $137,200 for the six months ended December 31, 2013.

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

Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

	(a) Exhibit Number:	Description

  	  31.1  Certification of Chief Executive Officer and
Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief
Financial Officer pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.



	(b) Reports on Form 8-K:

	Report dated January 16, 2015 reporting under Item
1.01 and 5.07.

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

Date: February 13, 2015