Form 10-Q
period 2015-03-31
SCIENTIFIC INDUSTRIES INC
filed 2015-05-14
CIK 87802

UNITED STATES
	    SECURITIES AND EXCHANGE COMMISSION
	         Washington, D.C. 20549

	                FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended: March 31, 2015

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                              ___________  ____________
Commission File Number:             0-6658

               SCIENTIFIC INDUSTRIES, INC.
_______________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware         		    04-2217279
____________________________    _________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

80 Orville Drive, Suite 102, Bohemia, New York     11716
______________________________________________   __________
(Address of principal executive offices)	 (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and (smaller reporting company) in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated Filer________

Non-accelerated filer_________   	Smaller reporting company   X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                          Yes    X No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of May 1, 2015 was 1,479,112 shares.

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

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS

                         ASSETS
                                         March 31,    June 30,
                                            2015        2014
Current assets:		(Unaudited)	 __________   __________
  Cash and cash equivalents		 $  354,300   $  493,700
  Investment securities			    286,000	 415,400
  Trade accounts receivable, net	    829,600	 756,700
  Inventories				  2,621,300    2,309,200
  Prepaid expenses and other current assets 111,200	 123,100
  Deferred taxes			    100,700	  86,000
                                         __________   __________
               Total current assets	  4,303,100    4,184,100

Property and equipment, net		    244,500	 252,100

Intangible assets, net  		  1,537,200    1,795,900

Goodwill				    705,300	 705,300

Other assets            		     52,400	  28,200

Deferred taxes				    169,100	 146,200
                                         __________   __________
                Total assets             $7,011,600   $7,111,800
                                         ==========   ==========

	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable			 $  325,100   $  373,700
  Customer advances			    324,900	  89,500
  Bank line of credit			    100,000	    -
  Notes payable, current portion	       -	  26,700
  Accrued expenses and taxes		    429,300	 442,800
  Contingent consideration, current portion 136,100	 109,000
                                         __________  ___________
 	       Total current liabilities  1,315,400    1,041,700

Contingent consideration, less
  current portion		            265,000	 391,000
                                         __________  ___________
                Total liabilities	  1,580,400    1,432,700
                                         __________  ___________
Shareholders' equity:
  Common stock, $.05 par value; authorized
   7,000,000 shares; 1,498,914 and 1,488,914
   issued and outstanding at March 31, 2015
   and June 30, 2014		             74,900	  74,400
  Additional paid-in capital              2,454,200    2,420,700
  Accumulated other comprehensive
   gain (loss)                           (      500)	   1,100
  Retained earnings                       2,955,000    3,235,300
                                         ___________  __________
                                           5,483,600   5,731,500

  Less common stock held in treasury, at cost,
   19,802 shares                              52,400	  52,400
               Total shareholders' equity  5,431,200   5,679,100
                                         ___________  __________
               Total liabilities and
                shareholders' equity      $7,011,600  $7,111,800
                                         ===========  ==========



See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                         For the Three Month	For the Nine Month
                         Periods Ended          Periods Ended
                         March 31,              March 31,
                         __________  __________ __________  __________
                             2015      2014         2015       2014
                         __________  __________ __________  __________
Revenues                 $1,729,200  $1,786,300 $5,082,400  $4,970,200
Cost of sales		    961,900   1,088,900  3,125,800   2,860,500
                         __________  __________ __________  __________
Gross profit                767,300     697,400  1,956,600   2,109,700
                         __________  __________ __________  __________
Operating expenses:
 General & administrative   433,900     461,800  1,286,500   1,108,100
 Selling                    202,200     198,000    726,900     602,800
 Research & development      94,500     113,800    317,700     301,900
                         __________  __________  _________  __________
  Total operating
  expenses  		    730,600     773,600  2,331,100   2,012,800
                         __________  __________  _________  __________
Income (loss) from
 operations   		     36,700  (   76,200) ( 374,500)     96,900
                         __________  __________  _________  __________
Other income (expense):
 Investment income	      1,100       1,000     10,700      19,500
 Other			 (    4,600) (    3,700) (   5,700)  (	 7,700)
 Interest expense	 (    1,600) (      900) (   4,300)  (   2,400)
                         __________  __________  _________  __________
  Total other income,
  (expense) net		 (    5,100) (    3,600)       700       9,400
                         __________  __________  _________  __________
Income (loss) before
 income taxes (benefit)      31,600  (   79,800) ( 373,800)    106,300
                         __________  __________  _________  __________

Income tax expense (benefit):
  Current		     34,800  (    1,400) (  56,200)     40,200
  Deferred		 (   22,200) (   18,700) (  37,300) (   11,400)
                         __________  __________  _________  __________
Total income (loss) tax
  expense (benefit)	     12,600  (   20,100) (  93,500)     28,800
                         __________  __________  _________  __________
Net income (loss)         $  19,000 ($   59,700)($ 280,300) $   77,500
                         ==========  ==========  =========  ==========

Basic earnings (loss) per common
 share	                   $  .01      ($  .04)	   ($  .19)    $  .06

Diluted earnings (loss) per common
 share  		   $  .01      ($  .04)	   ($  .19)    $  .06

Cash dividends declared
 per common share	   $  -  	$   -	    $  -       $  .08

  See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)




		                For the Three Month  For the Nine Month
                                Periods Ended        Periods Ended
                                March 31,            March 31,
                                ___________________  _____________________
                                   2015      2014         2015       2014
                                ___________________  _____________________
Net income (loss)		$ 19,000 ($ 59,700)  ($ 280,300) $  77,500

Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax			   2,900    10,100   (    1,600)     7,500
                                ________ _________   __________  _________

Comprehensive income (loss)     $ 21,900 ($ 49,600)  ($ 281,900) $  85,000
                                ======== =========   ==========  =========





    See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                      For the Nine Month Periods Ended
                                         March 31, 2015 March 31, 2014
                                         ______________ ______________
Operating activities:
  Net income (loss)			    ($ 280,300)	$   77,500
                                            ___________ __________
  Adjustments to reconcile net income
   to net cash used in operating activities:
      Loss on sale of investments                4,400      17,300
      Depreciation and amortization	       327,200     154,000
      Deferred income tax (benefit)	    (   37,300)	(   11,400)
      Stock-based compensation			10,200	    14,900
      Income tax benefit of stock options
       exercised                                 4,900	      -
      Changes in operating assets and liabilities,
       net of effect of acquisition:
         Accounts receivable		    (   72,900)	(  319,400)
         Inventories			    (  312,100)	(  399,700)
         Prepaid expenses and other current
          assets                                11,900	(   66,900)
         Accounts payable                   (   48,600)	    77,900
         Customer advances		       235,400	   256,000
         Accrued expenses and taxes	    (   13,500)	    19,900
         Other assets	          	    (   24,200)	      -
                                            ___________ __________
      Total adjustments	        	        85,400	(  257,400)
                                            ___________ __________
      Net cash used in operating activities (  194,900)	(  179,900)
                                            ___________ __________
Investing activities:
  Cash paid for asset acquisition 		  - 	(  700,000)
  Redemption of investment securities,
    available-for-sale			       127,000	   450,900
  Purchase of investment securities,
    available-for-sale			    (    3,800)	(   25,000)
  Capital expenditures			    (   56,500)	(   47,100)
  Purchase of other intangible assets	    (    4,400)	(    2,900)
                                            ___________ __________
       Net cash provided by (used in) investing
       activities				62,300	(  324,100)
                                            ___________ __________
Financing activities:
 Line of credit proceeds		       250,000	   150,000
 Line of credit repayments		    (  150,000)	(   70,000)
 Payments of contingent consideration	    (   98,900)	(    1,100)
 Proceeds from exercise of stock options	18,800       6,700
 Cash dividend declared and paid		  - 	(  107,400)
 Principal payments on note payable	    (   26,700)	(   58,500)
                                            ___________ __________
       Net cash used in financing activities(    6,800)	(   80,300)
                                            ___________ __________
Net decrease in cash and cash equivalents   (  139,400)	(  584,300)
Cash and cash equivalents, beginning of year   493,700     927,300
                                            ___________ __________
Cash and cash equivalents, end of period    $  354,300  $  343,000
                                            =========== ==========
Supplemental disclosures:
Cash paid during the period for:
 Income taxes				    $    3,500  $  152,100
 Interest					 4,300	     2,400

See Note 2 for non-cash investing and financing activities in connection with an asset acquisition.

See notes to unaudited condensed consolidated financial statements

    SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2014. The results for the three and nine months ended March 31, 2015, are not necessarily an indication of the results for the full fiscal year ending
June 30, 2015.

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


In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price;
(iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In April 2015 the FASB proposed a one-year deferral of the effective date of the new revenue recognition standard. If finalized as proposed, the new guidance will be effective for the Company's fourth quarter of fiscal 2018 and early adoption is permitted.

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

3.       Acquisition:


On February 26, 2014, the Company acquired substantially all the assets of a privately owned company consisting principally of inventory, fixed assets, and intangible assets related to the production and sale of a variety of laboratory and pharmacy balances and scales. The acquisition was pursuant to an asset purchase agreement whereby the Company paid the sellers $700,000 in cash, 126,449 shares of Common Stock valued at $427,500 and agreed to make additional cash payment based on a percentage of net sales of the business acquired equal to 8% for the period ending June 30, 2014 annualized, amounting to $98,900, 9% for the year ending June 30, 2015, 10% for the year ending June
30, 2016 and 11% for the year ending June 30, 2017, estimated at a present value of $460,000 on the date of acquisition. Payments related to this contingent consideration for each period are due in September following the fiscal year.

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
                             ==========

*See Note 8, "Goodwill and Other Intangible Assets".
Of the $1,210,000 of the acquired other intangible assets, $570,000 was assigned to technology and websites with a useful life of 5 years, $120,000 was assigned to customer relationships with an estimated useful life of 9 years, $140,000 was assigned to the trade name with an estimated useful life of 6 years, $110,000 was assigned to the In Process Research and Development ("IPR&D") with an estimated useful life of 3 years, and $270,000 was assigned to non-compete agreements with an estimated useful life of 5 years.

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

		  For the Three Month	For the Nine Month
		  Period Ended		Period Ended
		  March 31, 2014 	March 31, 2014
                  ___________________   __________________

   Net Revenues		 $1,969,300	 $5,703,200

   Net Loss		($   82,300)	($  13,800)

   Net income (loss) per share
	- basic		  ($  .06)	  ($  .01)

    Net Income (loss) per share
	- diluted	  ($  .06)	  ($  .01)


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

Segment information is reported as follows (foreign sales are principally to customers in Europe and Asia):


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Three months ended March 31, 2015:

 Revenues       $1,558,000 $  144,600   $   26,600 $    -     $1,729,200
 Foreign Sales	   813,900     81,100         -	        -	 895,000
 Income(Loss)from
    Operations     120,600 (   50,400) (    33,500)     -         36,700
 Assets     	 4,165,700  1,506,700      783,400   555,800   7,011,600
 Long-Lived Asset
    Expenditures       900       -           3,700      -          4,600
 Depreciation and
    Amortization    74,700      7,900       24,500      -        107,100





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




Approximately 53% and 57% of net sales of benchtop laboratory equipment for the three month periods ended March 31, 2015 and 2014, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 21% and 13% of total benchtop laboratory equipment sales were derived from the Torbal Scales Division for the three months ended March 31, 2015 and 2014, respectively.

Two benchtop laboratory equipment customers accounted for approximately 18% and 22% of the segment's net sales for the three month periods ended March 31, 2015 and 2014 (17% and 15% of total net sales, respectively, for the periods).

Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales to two customers in the three months ended March 31, 2015 and two different customers in the three months ended March 31, 2014, accounted respectively for 64% and 94% of the segment's net sales for each of the periods (5% and 32% of total net sales for the respective periods).

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ __________
Nine months ended March 31, 2015:

 Revenues	$3,891,400  $1,115,300  $   75,700 $   -     $5,082,400
 Foreign Sales	 1,947,400     840,300        -        -      2,787,700
 Loss from
     Operations (   64,700) (  191,200) (  118,600)    -     (  374,500)
 Assets     	 4,165,700   1,506,700     783,400   555,800  7,011,600
 Long-Lived Asset
    Expenditures    52,400         900       7,600      -        60,900
 Depreciation and
    Amortization   227,000      26,900      73,300      -       327,200




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




Approximately 50% and 63% of net sales of benchtop laboratory equipment for the nine month periods ended March 31, 2015 and 2014, respectively, were derived from sales of the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 34% and 4% of total benchtop laboratory equipment sales for the nine months ended March 31, 2015 and 2014, respectively, were derived from sales since acquisition in February 2014 of the new Torbal Scales Division.

Two benchtop laboratory equipment customers, accounted for approximately 28% and 21% of the segment?s net sales (13% and 14% of total net sales) for the nine month periods ended March 31, 2015 and 2014, respectively.

Sales of catalyst research instruments to five customers in the nine months ended March 31, 2015 and to three other customers in the nine months ended March 31, 2014 accounted for approximately 69% and 59% of that segment's net sales (14% and 17% of total net sales) for the respective nine month periods.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2015 and June 30, 2014 according to the valuation techniques the Company used to determine their fair values:


                                       Fair Value Measurements Using Inputs
                                                    Considered as
Assets:
                              Fair Value at
                              March 31, 2015   Level 1     Level 2   Level 3
                              ______________  __________  ________  ________
Cash and cash equivalents       $  354,300    $  354,300  $  -      $  -
Available for sale securities  	   286,000	 286,000     -         -
                              ______________  __________  ________  ________
Total				$  640,300    $  640,300  $  -      $  -
                              ==============  ==========  ========  ========
Liabilities:

Contingent consideration	$  401,100    $    -      $  -      $401,100
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
                                ==========    ==========  ========  ========

Investments in marketable securities classified as available-for-sale by security type at March 31, 2015 and June 30, 2014 consisted of the following:



                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At March 31, 2015:
   Available for sale:
   Equity securities		   $  29,300	 $  35,700  $    6,400
   Mutual funds			     257,200	   250,300 (     6,900)
                                   _________     _________ ___________
                                   $ 286,500	 $ 286,000 ($      500)
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

At interim reporting periods, inventories for financial statement purposes are based on perpetual inventory records. Components of inventory are as follows:

                        March 31,  	June 30,
                          2015   	  2014
                       __________     __________
Raw Materials          $1,476,700     $1,617,100
Work in process           815,200    	 366,200
Finished Goods            329,400	 325,900
                       __________     __________
                       $2,621,300     $2,309,200
                       ==========     ==========


7.	Earnings (Loss) per common share:

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings (loss) per common share include the dilutive effect of stock options, if any.

       Earnings (Loss) per common share was computed as follows:




                           For the Three Month	 For the Nine Month
                           Periods Ended	 Periods Ended
                           March 31,           	 March 31,
                           ____________________  __________________

    			       2015       2014      2015       2014
                           _________ ___________ __________  ________
Net income (loss)          $  19,000 ($  59,700) ($ 280,300) $ 77,500
                           ========= =========== ==========  ========
Weighted average common
 shares outstanding        1,479,112  1,390,433   1,477,375 1,382,519
Effect of dilutive
 securities                     -          -           -        9,741
                           _________ ___________ __________ _________
Weighted average dilutive
common shares outstanding  1,479,112  1,390,433   1,477,375 1,392,260
                          ========== =========== ========== =========
Basic earnings (loss) per
common share		  $   .01    ($   .04)   ($   .19)  $   .06
                          =======    =========   =========  =======
Diluted earnings (loss) per
common share 		  $   .01    ($   .04)   ($   .19)  $   .06
                          =======    =========   =========  =======

Approximately 51,000 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three and nine month periods ended March 31, 2015, because the effect would be anti-dilutive.

Approximately 61,000 and 40,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for each of the three and nine month periods ended March 31, 2014, because the effect would be anti-dilutive.



8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions. Goodwill amounted to $705,300 and $589,900 as of March 31, 2015 and June 30, 2014, respectively, all of which is deductible for tax purposes.

The components of other intangible assets are as follows:


			 Useful                 Accumulated
			 Lives         Cost     Amortization      Net
                         ________   __________  ____________  _________
 At March 31, 2015:

 Technology, trademarks  5/10 yrs.  $1,226,800 $   590,400   $  636,400
 Trade names		    6 yrs.     140,000	    25,300      114,700
 Websites		    5 yrs.     210,000	    45,500      164,500
 Customer relationships  9/10 yrs.     357,000	   231,600      125,400
 Sublicense agreements     10 yrs.     294,000	    99,200	194,800
 Non-compete agreements     5 yrs.     384,000	   168,600      215,400
 IPR&D			    3 yrs.     110,000	    39,700	 70,300
 Other intangible assets    5 yrs.     161,900     146,200       15,700
                                    __________  __________   __________
                                    $2,883,700  $1,346,500   $1,537,200
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
                                    __________  __________   __________
	  			    $2,879,200  $1,083,300   $1,795,900
                                    ==========  ==========   ==========


Total amortization expense was $86,900 and $47,500 for the three months ended March 31, 2015 and 2014, respectively and $263,200 and $103,400 for the nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, estimated future amortization expense related to intangible assets is $87,500 for the remainder of the fiscal year ending June 30, 2015, $352,400 for fiscal 2016, $337,100 for fiscal 2017, $323,300 for fiscal
2018, $244,800 for fiscal 2019, and $192,100 thereafter.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased $139,400 to $354,300 as of March 31, 2015 from $493,700 as of June 30, 2014.

Operating activities used cash of $194,900 for the nine month period ended March 31, 2015 as compared to the $179,900 used in the nine month period ended March 31, 2014. In the current year period cash used in operating activities was negatively impacted by the loss incurred, and higher amounts of work-in-progress inventories for the Catalyst Research Instruments Operations, partially offset by advances received from customers for orders of catalyst research instruments and a higher amount for depreciation and amortization related to the asset acquisition. Net cash provided by investing activities was $62,300 for the nine months ended March 31, 2015 compared to net cash used of $324,100 for the comparable period last year primarily due to the cash paid for the asset acquisition last year. Net cash used in financing activities was $6,800 for the nine months ended March 31, 2015 compared to $80,300 for the comparable prior year period primarily because of the absence of a dividend this year, partially off set by the contingent consideration paid with respect to the acquisition in February 2014 of the Torbal Division assets.

The Company's working capital decreased by $154,700 to $2,987,700 as of March 31, 2015 from $3,142,400 at June 30, 2014 mainly due to the loss during the period.

The Company has a line of credit with Bank of America Merrill Lynch which provides for maximum borrowings of up to $700,000, bearing interest at 3.00 percentage points above the LIBOR Index, 3.17% as of March 31, 2015 and is secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, equipment and fixtures of the Company. Outstanding amounts are due and payable by November 30, 2015 with a requirement that the Company is to reduce the outstanding principal balance to zero during the 30 day period ending on the expiration date of the promissory note. As of March 31, 2015, $100,000 was due under this line.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources, including its cash and cash equivalents, the line of credit and investment securities.

Results of Operations

Financial Overview

The Company recorded, respectively, income before income taxes of $31,600 and a loss before income tax benefit of $373,800 for the three and nine month periods ended March 31, 2015 compared to a loss before income tax benefit of $79,800 and income before income taxes of $96,900 for the three and nine month periods ended March 31, 2014.
The results included significant non-cash amounts for depreciation and amortization expenses, of $107,100 and 327,200 for the three and nine month periods ended March 31, 2015, respectively, compared to $65,500 and $154,000 for the three and nine month periods ended March 31, 2014, respectively, the majority of which pertained to the Torbal Division assets.

The income for the current three month period increased compared to the prior year's loss for the same period due to higher sales of benchtop laboratory equipment, and the absence of acquisition costs that were incurred in the same period last year. The loss for the current nine month period resulted primarily from the significant depreciation and amortization described above and facility moving costs, along with increased losses from the Catalyst Research Instruments Operations due to lower sales, and a higher loss by the Bioprocessing Systems Operations compared to last year which included an order for a profitable prototype.

The Three Months Ended March 31, 2015 Compared With the Three Months Ended March 31, 2014

Net revenues for the three months ended March 31, 2015 decreased by $57,100 (3.2%) to $1,729,200 from $1,786,300 for the three months ended March 31, 2014 as a result of a $459,300 decrease in catalyst research instrument sales, partially offset by increases of $380,600 and $21,600 in laboratory equipment sales and bioprocessing systems revenues, respectively. Sales of benchtop laboratory equipment products generally comprise many small orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $1,154,000 as of March 31, 2015, most of which is expected to be delivered by fiscal year end, as compared to the backlog of $505,200 as of March 31, 2014. Although typically there is no significant backlog of orders for the Benchtop Laboratory Equipment Operations, due to production delays and increased number of orders during the period, the Company had a backlog of such products of approximately $300,000 as of March 31, 2015, all of which has been fulfilled as of the date of this report.

The gross profit for the three months ended March 31, 2015 was 44.3% compared to 39.0% for the three months ended March 31, 2014, due primarily to sales mix and higher sales of benchtop laboratory equipment.

General and administrative expenses for the three months ended March 31, 2015 decreased $27,900 (6.0%) to $433,900 compared to $461,800 for the three months ended March 31, 2014, primarily due to the costs incurred last year related to the asset acquisition.

Selling expenses for the three months ended March 31, 2015 increased $4,200 (2.1%) to $202,200 from $198,000 for the three months ended March 31, 2014, primarily the result of selling expenses incurred by the Torbal Division of the Benchtop Laboratory Equipment Operations.

Research and development expenses for the three months ended March 31, 2015 decreased to $94,500 from $113,800 for the three months ended March 31, 2014, primarily the result of decreased new product development activity by the Benchtop Laboratory Equipment Operations due to the launch of a new product during the 2015 period.

Total other expense amounted to $5,100 for the three months ended
March 31, 2015 compared to expense of $3,600 for the prior year period.

The Company recorded income tax expense of $12,600 for the three months ended March 31, 2015 compared to an income tax benefit of $20,100 for the three months ended March 31, 2014.

As a result of the foregoing, net income was $19,000 for the three months ended March 31, 2015, compared to a net loss of $59,700 for the three months ended March 31, 2014.



Nine Months Ended March 31, 2015 Compared With the Nine Months Ended March 31, 2014

Net revenues increased by $112,200 (2.3%) to $5,082,400 for the nine months ended March 31, 2015 compared to $4,970,200 for the nine months ended March 31, 2014, due to increases of $490,200 in benchtop laboratory equipment sales; partially offset by decreases of $291,600 and $86,400 in catalyst research instrument sales and bioprocessing product revenues. Last year the revenues generated by the Bioprocessing Systems Operations benefitted from a one-time order for prototype bioprocessing products of approximately $100,000. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The Benchtop Laboratory Equipment Operations include since, February 2014, sales of Torbal brand balances and scales (refer to Note 4 for segment information).

The gross profit percentage for the nine months ended March 31, 2015 decreased to 38.5% compared to 42.4% for the nine months ended March 31, 2014, due principally to product mix of the Benchtop Laboratory Equipment Operations, which include in the current year Torbal brand products at lower gross margins.

General and administrative expenses increased by $178,400 (16.1%) to $1,286,500 for the nine months ended March 31, 2015 from $1,108,100 for the comparable period of the prior year, due to the expenses of the new Torbal Division of the Benchtop Laboratory Equipment Operations, and costs associated with the move of the Company's principal facility in November 2014.

Selling expenses for the nine months ended March 31, 2015 increased by $124,100 (20.5%) to $726,900 from $602,800 for the nine months ended
March 31, 2014, primarily the result of expenses of the new Torbal Division of the Benchtop Laboratory Equipment Operations, and higher selling expenses for the Catalyst Research Instruments Operations.

Research and development expenses for the nine months ended March 31, 2015 increased by $15,800 (5.2%) to $317,700 from $301,900 for the nine months ended March 31, 2014, primarily due to new product development expenses by the Company's Bioprocessing Systems
Operations.

Total other income decreased $8,700 to $700 for the nine month period ended March 31, 2015 compared to $9,400, for the nine month period ended March 31, 2014 due to lower investment income and higher interest expense.

Income tax benefit for the nine months ended March 31, 2015 was $93,500 compared to income tax expense of $28,800 for the nine months ended March 31, 2014 due to the losses generated in the current period.

As a result of the foregoing, the net loss for the nine months ended March 31, 2015 was $280,300 compared to net income of $77,500 for the nine months ended March 31, 2014.



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

       (b) Reports on Form 8-K:

Filed on January 16, 2015 reporting under Items 1.01 and 5.07.

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

Date: May 14, 2015