Form 10-K
period 2015-06-30
SCIENTIFIC INDUSTRIES INC
filed 2015-09-30
CIK 87802

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-K
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
			For the fiscal year ended     June 30, 2015

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		  For the transition period from        to
		           Commission file number 0-6658

		           SCIENTIFIC INDUSTRIES, INC.
                  (Exact Name of Registrant in Its Charter)

       Delaware                                    04-2217279
_______________________________               ____________________
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)

80 Orville Drive, Suite 102, Bohemia, New York        11716
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


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports.
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 4, 2015 is $2,402,500.

The number of shares outstanding of the registrant's common stock, par value $.05 per share ("Common Stock") as of September 4, 2015 is 1,489,112 shares.


              DOCUMENTS INCORPORATED BY REFERENCE

None.

                    SCIENTIFIC INDUSTRIES, INC.



                        Table of Contents

PART I

     ITEM 1.	BUSINESS                                                 4

     ITEM 1A.	RISK FACTORS                                             8

     ITEM 2.	PROPERTIES 						11

     ITEM 3.	LEGAL PROCEEDINGS 					11

     ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 	11

PART II

     ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES		11

     ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS					12

     ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		13

     ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE					14

     ITEM 9A.	CONTROLS AND PROCEDURES					14

     ITEM 9B.	OTHER INFORMATION					15

PART III

     ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	15

     ITEM 11.	EXECUTIVE COMPENSATION					16

     ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS				21

     ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE							22

     ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES			22

PART IV

     ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES		24

SIGNATURES								31

EXHIBIT 31.0	CERTIFICATION						32

EXHIBIT 32.0	CERTIFICATION						34

<pge>

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



PART I

Item 1.  Business.

General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (which along with its subsidiaries, the "Company") is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment ("Benchtop Laboratory Equipment"), customized catalyst research instruments ("Catalyst Research Instruments"), under its wholly-owned subsidiary, Altamira Instruments, Inc., ("Altamira") and through its wholly-owned subsidiary, Scientific Bioprocessing, Inc., ("SBI"), the design and development of bioprocessing systems and products ("Bioprocessing
Systems").   The Company's products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, petrochemical companies and other industries performing laboratory-scale research.

Operating Segments.  The Company views its operations as three segments:
the manufacture and marketing of standard Benchtop Laboratory Equipment for research in university, pharmacy and industrial laboratories sold primarily through laboratory equipment distributors and online; the manufacture and marketing of custom-made Catalyst Research Instruments for universities, government laboratories, and chemical and petrochemical companies; and the production, marketing and sublicensing of bioprocessing systems and products for research in university and industrial laboratories. For certain financial information regarding the Company's operating segments, see Note 3 to the consolidated financial statements included under Item 8.



		Products.

Benchtop Laboratory Equipment.   The Company's Benchtop Laboratory Equipment
products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold under the "Genie(TM)" brand, and pharmacy and laboratory balances, force gauges, and moisture analyzers under the "Torbal(R)" brand. Sales of the Company's principal product, the Vortex-Genie(R) 2 Mixer, excluding accessories, represented approximately 34% and 41% of the Company's total net revenues for each of the fiscal years ended June 30, 2015 ("fiscal 2015") and June 30, 2014 ("fiscal 2014"), and 50% and 59%, of the segment's sales for fiscal 2015 and fiscal 2014, respectively.

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

The Company's Torbal brand line of products include pharmacy, laboratory, and industrial digital scales, mechanical balances, moisture analyzers, and force gauges resulting from an acquisition in February 2014 (described in detail in Note 2 to the consolidated financial statements included under
Item 8).

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

Bioprocessing Systems. The Company, through SBI, is engaged in the design and development of bioprocessing systems which the Company expects to begin marketing during the fiscal year ending June 30, 2016, principally microreactor systems using disposable sensors for vessels with volumes ranging from 250 milliliter to five liters. In addition, the Company sublicenses the patents and technology it holds exclusively under a license with the University of Maryland, Baltimore County, ("UMBC"), for which it receives royalties.

Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

Major Customers. Sales, principally of the Vortex-Genie 2 Mixer, to two customers, represented for fiscal 2015 and fiscal 2014, 12% and 13% of total revenues, and 17% and 19% of Benchtop Laboratory Equipment product sales. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $100,000 to a limited number of customers. In fiscal 2015, sales to one customer accounted for 12% of the segment's sales (4% of total revenues). In fiscal 2014, sales to two customers, accounted for an aggregate of 45% of the segment's sales (13% of the total revenues).

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

Bioprocessing Systems. The Company's Bioprocessing Systems products, are currently under development and the Company expects to begin marketing during the fiscal year ending June 30, 2016, and will be offered both directly and through distribution worldwide to university, industrial, and government laboratories. It is anticipated that the related marketing efforts will mainly comprise attendance at various trade shows, publications, website, and online marketing.

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

Patents, Trademarks, and Licenses.

The Company holds several United States patents relating to its products - a patent which expires in July 2016 on the Roto-Shake Genie(R); a patent which expires in November 2022 on the MagStir Genie(R), MultiMagStir Genie(R), and Enviro-Genie(R), and a patent which expires in January 2029 on a biocompatible bag with integral sensors. The Company has several patent applications pending. The Company does not anticipate, although it cannot provide assurance any material adverse effect on its operations following the expiration of the patents.

The Company has various proprietary trademarks, including AMI(TM), BenchCAT(TM), BioGenie(R), Cellphase(R), Cellstation(R), Disruptor Beads(TM), Disruptor Genie(R), Enviro-Genie(R), Genie(TM),
Incubator Genie(TM), MagStir Genie(R), MegaMag Genie(R) MicroPlate Genie(R), MultiMagStir Genie(R), Multi-MicroPlate Genie(R), Orbital-Genie(R), QuadMag Genie(R), Rotator Genie(R), Roto-Shake Genie(R), Torbal(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product.
The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

The Company has several licensing agreements for technology and patents used in the Company's business, including an exclusive license from UMBC with respect to rights and know-how under a patent held by UMBC related to disposable sensor technology, which the Company further sublicenses on an exclusive basis to a German company, and non-exclusive rights held by the Company as it relates to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters. The Company also holds a license as to the technology related to its patent for the Roto-Shake Genie. Total license fees paid by the Company under all its licenses for fiscal 2015 and fiscal 2014 amounted to $124,100 and $107,900, respectively.

Foreign Sales. The Company's sales to overseas customers, principally in Asia and Europe, accounted for approximately 50% and 51% of the Company's net revenues for fiscal 2015 and fiscal 2014, respectively. Payments are in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

Seasonality.  The Company does not consider its business to be seasonal.

Backlog. The amount of backlog for Benchtop Laboratory Equipment products is not a significant factor because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. There is no backlog for Bioprocessing Systems. The backlog for Catalyst Research Instrument products as of June 30, 2015 was $2,570,400, of which approximately 90% pertains to an order for delivery to a customer in China, all of which is expected to be filled by June 30, 2016, although no assurance can be given, as compared to a backlog of $453,000 as of June 30, 2014, all of which was filled in fiscal 2015.


Competition.   Most of the Company's principal competitors are
substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company's main competition for its Benchtop Laboratory Equipment products derives from private label brand mixers offered by laboratory equipment distributors in the United States and Europe. However, the Company believes that despite its small size, it is a major market participant in the global vortex mixer market.

The Company's major competitors for its Genie brand Benchtop
Laboratory Equipment are Henry Troemner, Inc. (a private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), IKA-Werke GmbH & Co. KG, a German company, Benchmark Scientific, Inc., (a United States importer of China-produced products), and Heidolph Instruments GmbH, a German company. The Company's main competitors for its Torbal brand products are Ohaus Corporation, an American company, A&D Company Ltd., a Japanese company, and Adam Equipment Co., Ltd., a British company.

The primary competition for the Company's Catalyst Research Instrument products is in the form of instruments produced internally by research laboratory staffs of potential customers. Major competitors in the United States include Quantachrome Instruments, and Micromeritics Instrument Corporation, each a privately-held company. The Company sells instruments to Quantachrome under an OEM agreement.

The potential major competitors for the Company's Bioprocessing
Systems are Applikon Biotechnology, B.V. (Netherlands),  DASGIP
Technology GmbH (Germany), and PreSens - Precision Sensing GmbH
(Germany).

Research and Development. The Company incurred research and development expenses, the majority of which related to its Benchtop Laboratory Equipment products, of $392,200 during fiscal 2015 compared to $426,700 during fiscal 2014. The Company expects research and development expenditures in the fiscal year ending June 30, 2016 will be at approximately the same level as those in fiscal 2015.

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

Employees. As of September 4, 2015, the Company employed 33 persons (24 for the Benchtop Laboratory Equipment Operations and 9 for the Catalyst Research Instruments Operations) of whom 30 were full-time, including its three executive officers. All activities of the Bioprocessing Systems Operations are being performed by employees of the other two operations and consultants. None of the Company's employees are represented by any union.

Available Information. The Company's Annual Report to Stockholders for fiscal 2015, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company's proxy material and solicitation as it relates to the Company's 2015 Annual Meeting of Stockholders. All the Company's reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the "SEC" or the "Commission"), including amendments to such reports, are available on the SEC's website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov.
In addition, all the Company's public filings can be accessed through the Company's website at http://scientificindustries.com/secfilings.html.



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



Dependence on Major Customers



Although the Company does not depend on any one single major customer, sales to two Benchtop Laboratory Equipment Operations customers accounted for a combined aggregate of 12% and 13% of its total sales for fiscal 2015 and fiscal 2014, respectively.

No representation can be made that the Company will be successful in continuing to retain either or both customers, or not suffer a material reduction in sales either which could have an adverse effect on future operating results of the Company.



One Benchtop Laboratory Equipment Product Accounts for a Substantial Portion of Revenues



The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 50% and 59% of Benchtop Laboratory Equipment sales, for fiscal 2015 and fiscal 2014, respectively, and 34% and 41% of total revenues for fiscal 2015 and fiscal 2014, respectively.



The Company is a Small Participant in Each of the Industries in Which It Operates



The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($5,410,500 for fiscal 2015 and $4,679,100 for fiscal 2014)
are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete on price. The Torbal line of products is also a small market participant in its industry with significant competition from well known brands.

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



The Company's Ability to Grow and Compete Effectively Depends
In Part on Its Ability to Develop and Effectively Market New
Products



Over the past ten years, the Company has continuously invested in the development and marketing of new Benchtop Laboratory Equipment products with a view to increasing revenues and reducing the Company's dependence on the Vortex-Genie 2 Mixer, including the acquisition of the Torbal line of products in fiscal 2014. Gross revenues derived from such other Benchtop Laboratory Equipment products amounted to $2,716,100 for fiscal 2015 and $1,909,300, for fiscal 2014. The segment's ability to compete will depend upon the Company's success in continuing to develop and market new laboratory equipment as to which no assurance can be given.



The Company relies heavily on distributors and their catalogs to market the majority of its Benchtop Laboratory Equipment products, as is customary in the industry. Accordingly, sales of new products are heavily dependent on the distributors' decision to include and retain a new product in the distributors' catalogs and on their websites. It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered; furthermore, not all distributors feature the Company's products in their catalogs.

The Company's line of Catalyst Research Instruments consists of only a few products. The ability of the Company to compete in this segment and expand the line will depend on its ability to make engineering improvements to existing products and develop and add new products incorporating more current technology. Over the last few years the Company has introduced two new catalyst research products to increase its product offerings and has continuously sought to expand its outside sales force.

The success of the Company's new Bioprocessing Systems operation will be heavily dependent on its ability to develop and market new products. New products are being or are to be developed by the Company's employees and outside consultants.
Such products are of a complex nature of which the Company has limited or no prior experience and are taking longer to develop than previously anticipated. In addition, they will be subject to beta testing by end users, which could result in design and/or production changes which could further delay development time. The sale and marketing of the products, at least initially, will be through the Company's attendance at trade shows, website, online marketing, and a few select distributors.

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



The Company May Be Subject to General Economic, Political, and Social Factors



Orders for the Company's products, particularly its Catalyst Research Instruments products, depend in part, on the customer's ability to secure funds to finance purchases, especially government funding. Availability of funds can be affected by budgetary constraints. Factors including a general economic recession, the European crisis, slowdown in Asian economies, or a major terrorist attack would likely have a negative impact on the availability of funding including government or academic grants to potential customers.

The Company's ability to secure new Catalyst Research Instruments orders can also be affected by changes in domestic and international policies pertaining to energy and the environment, which could affect funding of potential customers.



The Company is Heavily Dependent on Outside Suppliers for the
 Components of Its Products



The Company purchases all its components from outside suppliers and relies on a few suppliers for some crucial Benchtop
Laboratory Equipment components, mostly due to cost considerations. Most of the Company's suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier.

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



The Common Stock of the Company is Thinly Traded and is Subject to Volatility



As of September 4, 2015, there were 1,489,112 shares of Common Stock of the Company outstanding, of which 364,223 shares (25%) were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2015 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

Item 2.  Properties.

The Company's executive offices and principal manufacturing facility for its Benchtop Laboratory Equipment Operations comprise approximately 19,000 square feet, are located in Bohemia, New York and held pursuant to a lease which expires in February 2025. The Company's Catalyst Research Instruments Operations are conducted from an approximately 9,000 square foot facility in Pittsburgh, Pennsylvania under a lease expiring in November 2017. The Bioprocessing Systems operation does not occupy a separate physical location. The Company has a 1,200 square foot facility in Oradell, New Jersey from where it conducts its sales and marketing functions, primarily for the Torbal division of the Benchtop Laboratory Equipment Operations. See Note 11 to the Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company's operations.
In the opinion of management, all properties are adequately covered by insurance.

Item 3.  Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2015.


                             PART II

Item 5.  Market for the Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.



The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2014 and fiscal 2015, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


For Fiscal Quarter Ended:    Low Bid         High Bid
	09/30/13		3.21		3.36
	12/31/13		3.65	        4.00
	03/31/14		3.76		4.80
	06/30/14		3.10		3.89
	09/30/14		3.00		3.25
	12/31/14		2.61		3.30
	03/31/15		2.50		3.00
	06/30/15		2.50		2.95



(a)	As of September 4, 2015, there were 366 record
holders of the Company's Common Stock.

(b)	On November 4, 2013, the Company paid a cash dividend
of $.08 per share to stockholders of record on October 11, 2013. A dividend was not declared or paid during fiscal 2015. The Company is not subject to any agreement which prohibits or restricts the Company from paying dividends on its Common Stock.

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

Overview. The Company incurred a loss before income tax benefit of $7,300 for fiscal 2015 compared to a loss before income tax benefit of $107,000 for fiscal 2014. The results included non-cash amounts for depreciation and amortization of $434,800 for fiscal 2015 and $262,800 for fiscal 2014, the majority of which relates to amortization of the intangible assets related to the Torbal division, and to a lesser extent the SBI intangible assets.

Fiscal 2015 benefitted from the profits generated by the Catalyst Research Instruments Operations which resulted from increased sales, and a full year of Torbal brand product sales by the Benchtop Laboratory Equipment Operations, and the absence of acquisition costs related to the Torbal acquisition that were incurred during fiscal 2014. However the Bioprocessing Systems Operations incurred a higher loss this year compared to last year which included a sale of a prototype.

Results of Operations. Net sales for fiscal 2015 increased $1,055,200 (15.5%) to $7,848,400 from $6,793,200 for fiscal 2014, reflecting increases of $392,600 (20.4%) in net sales of catalyst research instruments, and $731,400 (15.6%) in benchtop laboratory equipment sales, partially offset by a decrease of $68,800 (36.0%) in the Bioprocessing Systems Operations revenues. The benchtop laboratory equipment sales reflected $1,120,500 of Torbal brand product sales for fiscal 2015, compared to $412,100 for the last four months in fiscal 2014.

Sales of catalyst research instruments are comprised of a small number of large orders, historically averaging more than $100,000 each. The higher sales of catalyst research instruments resulted from a higher amount of lower value orders. As of June 30, 2015, the order backlog for catalyst research instruments was $2,570,400 due to a substantial order expected to be shipped during fiscal year ending June 30, 2016, compared to $453,000 as of June 30, 2014.

Revenues derived from the Bioprocessing Systems Operations consist of net royalties received from sublicensees. The Company expects to start launching new products currently under development during the fiscal year ending June 30, 2016, although no assurance can be given.

The gross profit percentage for fiscal 2015 was 39.8% compared to 38.5% for fiscal 2014 due mainly to sales mix.

General and administrative expenses for fiscal 2015 increased $187,500 (12.4%) to $1,700,900 compared to $1,513,400 for fiscal
2014, primarily due to the expenses of the new Torbal division of the Benchtop Laboratory Equipment Operations, including substantial amounts of amortization expense of the related intangible assets.

Selling expenses for fiscal 2015 increased $252,400 (31.8%) to $1,045,300 from $792,900 from for fiscal 2014 due to increased expenses incurred by the Benchtop Laboratory Equipment Operations for the Torbal division, and higher outside sales commissions for the Catalyst Research Instruments Operations.

Research and development expenses decreased by $34,500 (8.1%) to $392,200 for fiscal 2015 compared to $426,700 for fiscal 2014, primarily due to decreased new product development costs by the Benchtop Laboratory Equipment Operations as a result of the release of a new product.

Total other income decreased by $2,200 (18.8%) to $9,500 for fiscal 2015 from $11,700 for fiscal 2014.

Income tax benefit of $16,000 for fiscal 2015 and $31,700 for fiscal 2014 resulted from the availability of carryover research and development activities credits and greater amortization of intangible assets for financial statement purposes compared to tax amortization.

As a result of the foregoing, the Company recorded net income for fiscal 2015 of $8,700, compared to a net loss of $75,300 for fiscal 2014.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $11,700 to $482,000 as of June 30, 2015 from $493,700 as of June 30, 2014.

Net cash provided by operating activities increased by $112,400 to $147,400 for fiscal 2015 as compared to $35,000 for fiscal 2014, primarily due to increased amounts for depreciation and amortization related to the asset acquisition in February 2014. The fiscal 2015 cash provided by operating activities was negatively impacted by increased accounts receivable balances and lower accounts payable, partially offset by lower inventory balances. Cash used in investing activities was $250,700 for fiscal 2015 compared to cash used of $259,000 for fiscal 2014. The fiscal year included restricted cash of $300,000, while the prior year reflected cash used of $700,000 in the asset purchase of the Torbal business. Financing activities provided net cash of $91,600 for fiscal 2015 compared to cash used of $209,600 in fiscal 2014, mainly due to the cash received from demand notes, and the absence of a dividend during fiscal 2015, partially offset by the higher contingent consideration paid during the year.

The Company's working capital increased by $268,900 to $3,411,300 as of June 30, 2015 compared to $3,142,400 as of
June 30, 2014, mainly due to improved operating results excluding depreciation and amortization.

The Company has two new lines of credit with First National
Bank of Pennsylvania - an Export-Related Revolving Line of
Credit which is guaranteed by the Export-Import Bank of the United States which provides for export-related borrowings of up to $998,500 bearing interest at prime plus 2% and an annual fee of 1.75% and a second one-year Demand Line of Credit which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 3.25%, which is collaterized by a cash collateral account of $300,000 which will be released upon certain financial criteria being met or the line being paid and terminated, which ever comes first. Advances on both lines are also secured by a pledge of the Company's assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of June 30, 2015 no borrowings were made under either line.

Management believes that the Company will be able to meet, absent a material capital expenditure not currently anticipated, its cash flow needs during the 12 months ending June 30, 2016 from its available financial resources including the lines of credit, its cash and investment securities, and operations.

Capital Expenditures. During fiscal 2015, the Company incurred $67,300 in capital expenditures. The Company expects that based on its current operations, its capital expenditures will not be materially higher for the fiscal year ending June 30, 2016.

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

The Chief Executive and Financial Officer of the
Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting as of June 30, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -
Integrated Framework.

Based on the assessment of the Company's Chief
Executive and Financial Officer of the Company, it was concluded that as of June 30, 2015, the Company's internal controls over financial reporting were effective based on these criteria.

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

PART III

Item 10.  Directors, Executive Officers and Corporate
Governance.

Directors

The Company has the following five Directors:

Joseph G. Cremonese (age 79), a Director since November 2002 and Chairman of the Board since February 2006, has been, through his affiliate, a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of his affiliate, Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies, engaged in the production and sale of products for science and biotechnology. Since March 2003, he has been a director of Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, the largest U.S. distributor of laboratory equipment.

Roger B. Knowles (age 90), a Director since 1965, has been retired for the last five years.

Grace S. Morin (age 67), a Director since December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition in November 2006 by the Company. Ms. Morin had been employed by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility as a full-time employee through March 31, 2009 and since that date as a part-time consultant. Prior to December 2003, she was a general business consultant for two years, and prior thereto a member of senior management of a designer of gas flow environmental engineered products for approximately four years.

Helena R. Santos (age 51), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

James S. Segasture (age 79), a Director since 1991, has been retired for the last five years.

The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company following: the fiscal year ended June 30, 2015 - two directors (Ms. Santos and Mr. Segasture, Class A), the fiscal year ending June 30, 2016 - one director (Ms. Morin, Class B), and the fiscal year ending June 30, 2017 - two directors (Mr. Cremonese and Mr. Knowles, Class C).

Board Committees

The Company's Stock Option Committee administers the Company's 2012 Stock Option Plan. The members of the committee are non-management Directors of the Company - James S. Segasture and Joseph G. Cremonese. The members of the Committee serve at the discretion of the Board. During fiscal 2015 the Stock Option Committee did not hold any meetings.

Grace S. Morin and James S. Segasture are the current members of the Company's Compensation Committee serving at the discretion of the Board. The Committee administers the Company's compensation policies. During fiscal 2015, the Compensation
Committee held one meeting.

The Board of Directors acts as the Company's Audit Committee, which in its function as the Committee, held four meetings during fiscal 2015. Ms. Santos, who is not "independent" and Ms. Morin are "financial experts" as defined by the Securities and Exchange Commission.

Executive Officers

See above for the employment history of Ms. Santos.

Robert P. Nichols (age 54), employed by the Company since
February 1998, has served since August 2002 as Executive
Vice President.  Previously, he had been since May 2001
Vice President, Engineering.  Prior to joining the Company,
Mr. Nichols was an Engineer Manager with Bay Side Motion
Group, a precision motion equipment manufacturer from January 1996 to February 1998.

Brookman P. March (age 70) has been Director of Sales and
Marketing of Altamira, which has conducted the Catalyst
Research Instruments operation since November 30, 2006 and its President since July 2008. He had been Vice
President and a Director of Altamira from December 2003 until it was acquired by the Company. Mr. March is the husband of Ms. Morin, a Director of the Company.

Karl D. Nowosielski (age 36), is the President of the
Torbal division of the Benchtop Laboratory Equipment
Operations and Director of Marketing for the Company.
He had been until February 2014 Vice President of
Fulcrum, Inc. (the seller of the Torbal division assets) since 2004.


Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that, for fiscal 2015, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities
Exchange Act of 1934, as amended.

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

The following table summarizes all compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2015 and 2014.


                       SUMMARY COMPENSATION TABLE

_____________________________________________________________________

                                                  Non-      Non-
                                                  Equity    Qualified
                                                  Incentive Deferred
Name                                              Plan      Comp-
and                               Stock  Option   Comp-     ensation
Principal  Fiscal  Salary  Bonus  Awards Awards   ensation  Earnings
Position   Year    ($)     ($)    ($)    ($)      ($)       ($)
(a)        (b)     (c)     (d)    (e)    (f)      (g)       (h)
_____________________________________________________________________
Helena R.  2015    154,000  0         0      0        0         0
Santos,    2014    150,000  0         0      0        0         0
CEO,
President,
CFO
_____________________________________________________________________
Robert P.  2015    139,000  0         0    1,200(2)     0         0
Nichols,   2014    135,000  0         0      500(2)     0         0
Exec.
V.P.
_____________________________________________________________________
Brookman   2015    140,000  0         0      2,800(3) 0         0
P. March,  2014    135,000  0         0      2,500(3) 0         0
Director
of Sales
and
Marketing,
and
President of
Altamira
_____________________________________________________________________
Karl D.    2015   140,500    0         0      7,100(4) 0         0
Nowosielski2014    45,800(5) 0         0      3,900(4) 0         0
President of
Torbal
Division
and Director
of Marketing
_____________________________________________________________________




                   SUMMARY COMPENSATION TABLE (CONTINUED)
_____________________________________________________________________
                     Changes
                     in
                     Pension
                     Value
                     and Non-
                     Qualified  All
Name                 Deferred   Other
and                  Comp-      Comp-
Principal  Fiscal    ensation   ensation   Total
Position   Year      Earnings   ($)        ($)
(a)        (b)                  (i)        (j)
_____________________________________________________________________
Helena R.  2015      0           6,200(1)  160,200
Santos,    2014      0           6,000(1)  156,000
CEO,
President,
CFO
_____________________________________________________________________
Robert P.  2015      0           5,600(1)  145,800
Nichols,   2014      0           5,400(1)  140,900
Exec.
V.P.
_____________________________________________________________________
Brookman   2015      0           5,600(1)  148,400
P. March,  2014      0           5,400(1)  142,900
Director
of Sales
and
Marketing,
and
President of
Altamira
_____________________________________________________________________
Karl D.     2015     0           5,600(1)  153,200
Nowosielski 2014     0           0          49,700
President of
Torbal
Divsion
and Director
of Marketing
_____________________________________________________________________

(1) The amounts represent the Company's matching contribution under the Company's 401(k) Plans.

(2) The amount represents compensation expense for stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The fiscal 2014 option was valued at a total of $3,500 of which $1,200 was expensed as stock based compensation in fiscal 2015.

(3) The amounts represent compensation expense for the 2014 and 2012 stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The 2014 option was valued at a total of $3,500 of which $1,200 was expensed in fiscal 2015 plus $1,600 for the 2012 stock option.

(4) The amounts represent compensation expense for the 2015 and 2014 stock options granted in as part of his employment agreement, valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The options were valued at a total of $7,100 and $3,900, respectively, all of which was expensed as stock based compensation in the respective periods.

(5) Represents salary from February 2014 to the end of fiscal 2014.


    GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2015



GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2015

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
Name               Date       $         $         (#)
(a)                (b)       (c)       (d)        (e)
________________________________________________________

Karl D. Nowosielski 02/26/15   0         0          0

________________________________________________________


GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2015
(CONTINUED)



                 All Other
                   Option                 Grant
                   Awards:                 Date
                    Number     Exercise     Fair
                      Of       Or Base    Value of
                   Securities   Price       Stock
                   Underlying  Of Option     And
                    Options     Awards      Option
Name                 #          ($/Sh)      Awards
(a)                 (f)           (g)       (h)
_________________________________________________________

Karl D. Nowosielski 4,000        2.80       7,100

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
Name       Exercisable  sable        Options(#)   ($)      Date
(a)        (b)          (c)          (d)          (e)      (f)
_____________________________________________________________________

Brookman P. 5,667       1,333        0       3.50-3.71  11/2014-12/2023
March

Robert P.
Nichols       667       1,333        0            3.50    12/2023

Karl D.
Nowosielski   667       5,333        0        2.80-3.67 02/2024-02/2015
_____________________________________________________________________


Employment Agreements

In June 2015, The Company entered into employment agreements with Ms. Helena R. Santos and Robert P. Nichols extending their terms of employment to June 30, 2016. The agreements provide for annual base salaries for the fiscal years ending June 30, 2015 and June 30, 2016, for Ms. Santos of $154,000 and $157,080 respectively; and for Mr. Nichols of $139,000 and $141,780 respectively. Bonuses, if any, are to be awarded at the discretion of the Board of Directors for each of the fiscal years. No bonuses were awarded for fiscal 2015 or fiscal 2014.

In June 2015, the Company entered into an employment agreement with Mr. March extending the term through June 30, 2016. The agreement provides for an annual base salary of $140,000 and $142,800 for each of the fiscal years ending June 30, 2015 and 2016. Bonuses, if any, may be awarded at the discretion of the Board of Directors. No bonuses were awarded for fiscal 2015 or fiscal 2014. Mr. March is the husband of Grace S. Morin, a Director of the Company and of Altamira and a former principal stockholder of Altamira.

In February 2014 in conjunction with the acquisition of the Torbal division assets from Fulcrum, Inc., the Company entered into an employment agreement with Mr. Nowosielski providing for his employment through February 2017, which may be extended by mutual consent for another two years. The agreement provided for an annual base salary of $140,000, subject to increases commencing with the second year based on percentage increases in the Consumer Price Index, plus discretionary bonuses. The agreement also provided for the issuance of 2,000 stock options upon commencement of employment and 4,000, 5,000, and 6,000 stock options in February 2015, 2016, and 2017, respectively, subject to his continued employment. No bonuses have been awarded under the agreement.

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

Directors' Compensation and Options

               DIRECTORS' COMPENSATION
           For the Year Ended June 30, 2015

_________________________________________________________________

                                           Non-
                                           Equity
            Fees                           Incentive
            Earned                         Plan
            or Paid    Stock     Option    Comp-
            in Cash    Awards    Awards    ensation
Name        ($)        ($)       ($)       ($)
(a)         (b)        (c)       (d)       (e)
__________________________________________________________________
Joseph G.
Cremonese    29,200      0            0     0

Roger B.
Knowles      13,600      0            0     0

Grace S.
Morin        13,600      0            0     0

James S.
Segasture    13,600      0            0     0

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
(a)         (f)        (g)         (h)         (i)
____________________________________________________________________

Joseph G.
Cremonese      0         0        43,200(1)   72,400

Roger B.
Knowles        0         0          0         13,600

Grace S.
Morin          0         0         4,300(2)   17,900

James S.
Segasture      0         0          0         13,600

____________________________________________________________________

(1) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Items 12 and 13).

(2) Represents compensation received for her administrative services as a consultant for Altamira (see Items 12 and 13).

The Company pays each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $2,000 and $1,400 for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings in the amount of $50 or the Director's itemized expenses, whichever is greater. Mr. Cremonese, as Chairman of the Board receives an additional fee of $1,300 per month. During fiscal 2015, total director compensation to non-employee Directors aggregated $117,500, including the consulting fees paid to Mr. Cremonese's affiliate, and to Ms. Morin.

Under the Company's 2002 Stock Option Plan, none of the Directors serving at the time of the adoption of the plan were eligible to receive option grants thereunder. However, Mr. Joseph G. Cremonese who was elected a Director for the first time at the 2002 Annual Meeting of Stockholders, was granted ten-year options on December 1, 2003 to purchase 5,000 shares of the Company's Common Stock at the exercise price of $1.35 per share; ten-year options on February 20, 2007 to purchase 5,000 shares of the Company's Common Stock at the exercise price of $3.10 per share; five-year options on September 17, 2009 to purchase 10,000 shares at the exercise price of $1.88 per share; five-year options on January 7, 2011 to purchase 10,000 shares at the exercise price of $3.24; five-year options on January 12, 2012 to purchase 10,000 shares at the exercise price of $3.45 per share, and ten-year options on December 4, 2013 to purchase 5,000 shares at an exercise price of $3.50 per share. He exercised 20,000 options during fiscal 2015 at prices of $1.88 and $3.24 with respect to 10,000 and 10,000 shares, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2015, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.


			    Amount and
Name                        Nature of Beneficial
                            Ownership                 % of Class
________________________________________________________________

Spectrum Laboratories, Inc.     127,986 (1)		8.6%
18617 Broadwick Street
Rancho Dominquez, CA 90220

Fulcrum, Inc.		        126,449 (2)		8.5%
100 Delawanna Avenue
Clifton, NJ 07014

Lowell A. Kleiman	        122,581 (3)		8.2%
16 Walnut Street
Glen Head, NY 11545

Joseph G. Cremonese	        104,597 (4)             6.9%
Roger B. Knowles	           -                     -
Grace S. Morin		         89,950 (5)             6.0%
James S. Segasture	        162,500 (6)            10.9%
Helena R. Santos	         15,779 		1.1%
Robert P. Nichols	         20,397                 1.4%
Brookman P.  March	         89,950 (7)             6.0%
Karl D. Nowosielski	          6,000 (8)             0.0%
All directors and  executive
officers as a group (8 persons) 399,223 (9)	       26.2%

(1)	Based on information reported on Form 3 filed with the
Securities and Exchange Commission on June 27, 2011.
(2)	Stock issued in connection with the acquisition of the
Torbal division assets from Fulcrum, In. on February 26, 2014.
(3)	Based on information reported in his Schedule 13D filed
with the Securities and Exchange Commission on January 8, 2015.
(4)	77,597 shares are owned jointly with his wife, 7,000
shares are owned by his wife, and 20,000 shares are issuable upon exercise of options.
(5)	Includes 7,000 shares issuable upon exercise of options
held by her husband, Mr. March.
(6)	Shares owned jointly with his wife.
(7) Represents 82,950 shares owned by Ms. Morin, his wife and 7,000 shares issuable upon exercise of options.
(8)     Represents shares issuable upon exercise of options.
(9)     Includes 35,000 shares issuable upon exercise of options.

	     EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2015.

_________________________________________________________________

                  Number of Securities
                  to be Issued Upon    Weighted-Average
                  Exercise of          Exercise Price of
                  Outstanding Options, Outstanding Options,
                  Warrants and Rights  Warrants and Rights ($)
Plan Category          (a)                 (b)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        38,500             3.37

Equity
Compensation
plans not approved
by security holders      N/A               N/A
_________________________________________________________________
Total                   38,500             3.37
_________________________________________________________________


         EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)
_________________________________________________________________

                  Number of Securities
                  Remaining Available
                  for
                  Future Issuance
                  Under
                  Equity Compensation
                  Plans (Excluding
                  Securities Reflected
                  in Column (a)
Plan Category          (c)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        84,500

Equity
Compensation
plans not approved
by security holders      N/A
_________________________________________________________________
Total                   84,500
_________________________________________________________________

Item 13.  Certain Relationships and Related Transactions, and
Director Independence.

Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd., has been providing independent marketing consulting services to the Company since January 1, 2003 pursuant to a consulting agreement expiring December 31, 2015. The agreement currently provides that Mr. Cremonese and his affiliate shall render, at the request of the Company, marketing consulting services for a monthly payment of $3,600. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $43,200 and $41,400 pursuant to the agreement for each of fiscal 2015 and fiscal 2014.

Ms. Grace S. Morin, was elected a Director in December 2006 following the sale of her 90.36% ownership interest in Altamira to the Company in November 2006. Up until March 31, 2009, Ms.
Morin had been employed by Altamira as an administrative employee. Since April 1, 2009, she has provided consulting services on a part-time basis pursuant to an agreement expiring December 31, 2015 at the rate of $85 per hour, resulting in payments of $4,300 and $5,700 for fiscal 2015 and fiscal 2014, respectively. The agreement contains confidentiality and non-competition covenants.

Item 14.  Principal Accountant Fees and Services.

The following is a description of the fees incurred by the Company for services by the firm of Nussbaum Yates Berg Klein & Wolpow, LLP (the "Firm") during fiscal 2015 and fiscal 2014.

The Company incurred for the services of the Firm fees of approximately $65,000 and $64,000 for fiscal 2015 and 2014, respectively, in connection with the audit of the Company's annual financial statements and quarterly reviews; and $6,000 for each fiscal year for the preparation of the Company's corporate tax returns.

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statements. The required financial statements of the Company are attached hereto on pages F1-F24.

Exhibits. The following Exhibits are filed as part of this report on Form 10-K:

           Exhibit Number	Exhibit
   Exhibit Number	Exhibit

	3		Articles of Incorporation and By-Laws:

	3(a)		Certificate of Incorporation of the Company
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

	10(a)-1		Amendment to lease between Registrant and
REP A10 LLC, successor in interest of AIP Associates, dated
September 1, 2004 (filed as Exhibit 10A-1 to the Company's
Current Report on Form 8-K filed on September 2, 2004, and incorporated by reference thereto).

	10(a)-2		Second amendment to lease between
Registrant and REP A10 LLC dated November 5, 2007 (filed as
Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on November 8, 2007, and incorporated by reference thereto).

	10(a)-3		Lease agreement dated August 8, 2014 by
and between the Company and 80 Orville Drive Associates LLC.

	10(b)		Employment Agreement dated January 1,
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

	10(b)-6		Amended Employment Agreement dated May 20,
2013 by and between the Company and Ms. Santos (filed as Exhibit
10A-1 to the Company's Current Report on Form 8-K filed on May 20, 2013, and incorporated by reference thereto).

	10(b)-7		Agreement extension dated June 9, 2015
to amend employment agreement by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on June 9, 2015, and incorporated by reference thereto).

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

	10(c)-6		Amended Employment Agreement dated May 20,
2013 by and between the Company and Mr. Nichols (filed as Exhibit
10A-2 to the Company's current Report on Form 8-K filed on May 20, 2013, and incorporated by reference thereto).

	10(c)-7		Agreement extension dated June 9, 2015 to
amend employment agreement with Mr. Nichols (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on June 9, 2015, and incorporated by reference thereto).

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
to Amended and Restated Consulting Agreement (filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on December 12, 2013, and incorporated by reference thereto).

	10(d)-8	        Agreement extension dated January 14, 2015
to Amended and Restated Consulting Agreement by and between the Company and Mr. Cremonese and affiliates (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on January 15, 2015, and incorporated with reference thereto).

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

	10(i)-5		Agreement extension dated June 9, 2015
to amend employment agreement (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on June 9, 2015, and incorporated by reference thereto).

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

	10(m)-1		Agreement dated January 12, 2015 to
extend Consulting Agreement (filed as Exhibit 10A-2 to the
Company's Current Report on Form 8-K filed on January 15, 2015, and incorporated by reference thereto).

	10(n)		Line of Credit Agreements dated
June 14, 2011, by and among the Company and JPMorgan Chase
Bank, N.A. (filed as Exhibits 99.1 through 99.3 to the
Company's Current Report on Form 8-K filed on June 16,
2011, and incorporated by reference thereto).

	10(n)-1		Promissory Note dated June 5,
2013 by and among the Company and JP Morgan Chase
Bank, N.A. (filed as Exhibit 99 to the Company's
Current Report on Form 8-K filed on June 7,
2013, and incorporated by reference thereto).

	10(o)		Purchase Agreement, dated as
of November 14, 2011, by and among the Company, Scientific
Bioprocessing, Inc., and Fluorometrix Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form
8-K filed on November 17, 2011, and incorporated by reference thereto).

	10(p)		Escrow Agreement, dated as of
November 14, 2011, by and among the Company, Scientific
Bioprocessing, Inc., and Fluorometrix Corporation (filed as Exhibit 10(A) to the Company's Current Report on
Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

	10(q)		Research and Development Agreement
dated as of November 14, 2011, by and between Scientific
Bioprocessing, Inc. and Biodox R&D Corporation (filed as
Exhibit 10(B) to the Company's Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

	10(q)-1		Notice of termination of Research and
Development Agreement dated June 12, 2013 (filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on June 27,
2013, and incorporated by reference thereto).

	10(r)		Non-Competition Agreement, dated as of
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

	10(v)-3		Registration Rights Agreement,
dated as of February 26, 2014, by and among the Company, and Fulcrum, Inc. (filed as Exhibit 10(d) to the Company's
Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

	10(v)-4		Supply Agreement, dated as of
February 20, 2014, by and among the Company, and Axis Sp
3.O.O. (filed as Exhibit 10(g) to the Company's Current
Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

	10(w)	        Line of Credit Agreements dated June
26, 2015, by and among the Company and First National Bank of Pennsylvania (filed as Exhibit 10.1 through 10.4 to the Company's Current Report on Form 8-K filed on June 30, 2015, and incorporated by reference thereto).

	10(y)	        Note Purchase Agreements with
James Maloy dated May 7, 2015 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on June 30,
2015, and incorporated by reference thereto).

	10(z)	        Note Purchase Agreements with
Grace March dated May 19, 2015 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on June 30, 2015, and incorporated by reference thereto).

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




Date:  September 28, 2015

		Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name				Title 	                    Date
_______________________  __________________________   _________________

 /s/ Helena R. Santos    President and Treasurer (Chief	September 28, 2015
Helena R. Santos	  Executive Officer and Financial
			  Officer) and Director

 /s/ Joseph G. Cremonese Chairman of the Board		September 28, 2015
Joseph G. Cremonese

/s/ Roger B. Knowles     Director			September 28, 2015
Roger B. Knowles

/s/ Grace S. Morin       Director			September 28, 2015
Grace S. Morin

/s/ James S. Segasture   Director		        September 28, 2015
James S. Segasture







                                     30



___________________________________________________________________________














                  SCIENTIFIC INDUSTRIES, INC.
                      AND SUBSIDIARIES

             FINANCIAL STATEMENTS AND REPORT OF
       INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                      AS OF AND FOR THE
             YEARS ENDED JUNE 30, 2015 AND 2014

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014



                        CONTENTS


	                                                Page
                                                        ----

Report of independent registered public accounting firm	 F-1


Consolidated financial statements:

	Balance sheets	                                 F-2

	Statements of operations                         F-3

	Statements of comprehensive income (loss)        F-4

	Statements of shareholders' equity	         F-5

	Statements of cash flows	             F-6 - F-7

	Notes to financial statements	             F-8 - F-24





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
Scientific Industries, Inc.
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiaries
(the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc.
and subsidiaries as of June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ Nussbaum Yates Berg Klein & Wolpow, LLP
___________________________________________

Nussbaum Yates Berg Klein & Wolpow, LLP
Melville, New York


September 28, 2015



        SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

              CONSOLIDATED BALANCE SHEETS

             AS OF JUNE 30, 2015 AND 2014

                           ASSETS

                                            2015        2014
                                          _________   _________
Current assets
  Cash and cash equivalents               $ 482,000   $ 493,700
  Restricted cash			    300,000        -
  Investment securities                     281,800     415,400
  Trade accounts receivable, less
   allowance for doubtful accounts
   of $11,600 in 2015 and 2014            1,081,700     756,700
  Inventories                             2,213,700   2,309,200
  Prepaid and other current assets           68,600     123,100
  Deferred taxes                            114,200      86,000
                                         __________  __________
      Total current assets                4,542,000   4,184,100

Property and equipment, net                 235,200     252,100

Intangible assets, net                    1,451,900   1,795,900

Goodwill                                    705,300     705,300

Other assets                                 52,500	 28,200

Deferred taxes                              154,500	146,200
                                         __________  __________

       Total assets			 $7,141,400  $7,111,800
                                         ==========  ==========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable			 $  227,600  $  373,700
  Customer advances                          76,400      89,500
  Accrued expenses and taxes		    519,900     442,800
  Contingent consideration,
   current portion                          106,800     109,000
  Notes payable			            200,000      26,700
                                         __________  __________

        Total current liabilities         1,130,700   1,041,000

Contingent consideration payable,
  less current portion                      260,300    391,000

                                         __________  __________

        Total liabilities                 1,391,000   1,432,700
                                         __________  __________
Shareholders' equity:

  Common stock, $.05 par value;
   authorized 7,000,000 shares;
   issued 1,508,914 shares in 2015
   and 1,488,914 in 2014		     75,400      74,400
  Additional paid-in capital              2,486,700   2,420,700
  Accumulated other comprehensive
   income (loss)			     (3,300)      1,100
  Retained earnings                       3,244,000   3,235,300
                                         __________  __________
					  5,802,800   5,731,500

Less common stock held in treasury at
cost, 19,802 shares			     52,400	 52,400
                                         __________  __________
        Total shareholders' equity        5,750,400   5,679,100
                                         __________  __________

        Total liabilities and
         shareholders' equity		 $7,141,400  $7,111,800
                                         ==========  ==========

    See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

                                          2015         2014
                                      __________  ____________
Revenues			      $7,848,400    $6,793,200

Cost of revenues		       4,726,800     4,178,900
                                      __________    __________
Gross profit                           3,121,600     2,614,300
                                      __________    __________

Operating expenses:
  General and administrative	       1,700,900     1,513,400
  Selling			       1,045,300       792,900
  Research and development               392,200       426,700
                                      __________    __________
       Total operating expenses	       3,138,400     2,733,000
                                      __________    __________
Loss from operations		         (16,800)     (118,700)
				      __________    __________
Other income (expense):
  Interest income		           4,300          -
  Other income				   9,400        14,800
  Interest expense                        (4,200)       (3,100)
                                      __________    __________
        Total other income                 9,500        11,700
                                      __________    __________
Loss before income tax
  expense (benefit)     		  (7,300)     (107,000)
                                      __________    __________
Income tax expense (benefit):
  Current			          18,700           400
  Deferred	                        ( 34,700)     ( 32,100)
                                      __________    __________
        Total income tax benefit        ( 16,000)     ( 31,700)
                                      __________    __________
Net income (loss)		      $    8,700    $ ( 75,300)
                                      ==========    ==========
Basic earnings (loss) per common share   $ .01         $ (.05)
                                         =======       =======
Diluted earnings (loss) per common share $ .01         $ (.05)
                                         =======       =======

Weighted average common shares
 outstanding, basic                   1,478,126     1,385,054
                                      =========     =========
Weighted average common shares
 outstanding, assuming dilution       1,479,882     1,385,054
                                      =========     =========

      See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

      FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

                                         2015        2014
                                      __________  __________

Net income (loss)		      $    8,700  $ (75,300)

Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax                              (4,400)    14,700
                                      __________  __________

Comprehensive income (loss)           $    4,300  $ (60,600)
                                      ==========  ==========


      See notes to consolidated financial statements.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

                            Common Stock     Additional  Accumulated
                            ______________   Paid-in     Other Compr-
                            Shares  Amount   Capital     ehensive Gain
                                                            (Loss)
                           _______  _______  __________  _____________


Balance, July 1, 2013     1,357,465 $67,900  $1,977,100  $  (13,600)

Net loss                     -       -           -           -

Unrealized holding gain
 on investment securities,
 net of tax                    -       -           -         14,700

Exercise of stock options     5,000     200       6,500        -

Issuance of common stock    126,449   6,300     421,100        -

Stock-based compensation       -       -         16,000        -

Cash dividend declared
 and paid, $.08 per share      -       -           -           -
                          _________ _______  __________  ___________
Balance, June 30, 2014    1,488,914  74,400   2,420,700       1,100

Net income                     -       -           -           -

Unrealized holding loss
 on investment securities,
 net of tax		       -       -           -         (4,400)

Exercise of stock options    20,000   1,000      50,200        -

Stock-based compensation       -       -         10,900        -

Income tax benefit of
 stock options exercised       -       -          4,900        -
                          _________ _______  __________    _________
Balance, June 30, 2015    1,508,914 $75,400  $2,486,700    $ (3,300)
                          ========= =======  ==========    =========



          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	         YEARS ENDED JUNE 30, 2015 AND 2014

                                                        Total
                          Retained      Treasury Stock  Shareholders'
                                        ______________
                          Earnings      Shares  Amount  Equity
                         __________     ______  _______  ____________

Balance, July 1 , 2013   $3,418,000     19,802  $52,400  $5,397,000

Net loss                    (75,300)      -        -        (75,300)

Unrealized holding gain
 on investment securities,
 net of tax                    -          -        -         14,700

Exercise of stock options      -          -        -          6,700

Issuance of common stock       -          -        -        427,400

Stock-based compensation       -          -        -         16,000

Cash dividend paid, $.08
 per share                 (107,400)      -        -       (107,400)
                         __________   _______   ________ ___________
Balance, June 30, 2014   $3,235,300    19,802   $52,400  $5,679,100

Net income                    8,700      -         -          8,700

Unrealized holding loss
 on investment securities,
 net of tax                    -          -        -         (4,400)

Exercise of stock options      -          -        -         51,200

Stock-based compensation       -          -        -         10,900

Income tax benefit of
 stock options exercised       -          -        -          4,900
                         __________   _______   ________ ___________
Balance, June 30, 2015   $3,244,000    19,802   $52,400  $5,750,400
                         ==========   =======   ======== ===========



          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED JUNE 30, 2015 AND 2014


                                              2015       2014
                                          __________  __________


Operating activities:
 Net income (loss)              	  $    8,700 $ ( 75,300)
                                          __________  __________
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization	     434,800     262,800
    Deferred income tax benefit		     (34,700)	 (32,100)
    Loss on sale of investment securities      4,200      19,500
    Income tax benefit of stock options
     exercised				       4,900        -
    Stock-based compensation		      10,900	  16,000
     Changes in operating assets and
      liabilities, net of effect of
       acquisition:
        Trade accounts receivable           (325,000)     59,200
        Inventories                           95,500    (459,600)
        Prepaid and other current assets      54,500    ( 64,100)
        Other assets                        ( 24,300)   (  4,100)
        Accounts payable		    (146,100)    216,900
        Customer advances		     (13,100)     73,600
        Accrued expenses and taxes	      77,100	  22,200
                                          __________  __________
            Total adjustments		     138,700	 110,300
                                          __________  __________
            Net cash provided by
             operating activities            147,400      35,000
                                          __________  __________
Investing activities, net of effect
 of acquisition:
 Increase in restricted cash		    (300,000)       -
 Payment for assets acquired in
  acquisition		                        -       (700,000)
 Purchase of investment securities,
  available for sale			    (  3,800)	( 25,000)
 Redemption of investment securities,
  available for sale                         127,000     518,800
 Capital expenditures			     (67,300)    (49,900)
 Purchase of other intangible assets	     ( 6,600)	 ( 2,900)
                                           _________   _________
Net cash used in investing activities	    (250,700)   (259,000)
                                           _________   _________
Financing activities:
  Proceeds from notes			      200,000       -
  Line of credit proceeds                     250,000    150,000
  Line of credit repayments                  (250,000)  (150,000)
  Payment of contingent consideration        (132,900)   (30,600)
  Proceeds from exercise of stock options      51,200      6,700
  Cash dividend declared and paid	         - 	(107,400)
  Principal payments on note payable          (26,700)   (78,300)
                                           __________  _________
Net cash provided by (used in)
 financing activities	     		       91,600   (209,600)
                                           __________  _________

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

          FOR THE YEARS ENDED JUNE 30, 2015 AND 2014


                                              2015       2014
                                          __________  __________


Net decrease in cash and
 cash equivalents			    ( 11,700)   (433,600)

Cash and cash equivalents, beginning
 of year				     493,700     927,300
                                           _________  __________
Cash and cash equivalents, end of year     $ 482,000  $  493,700
                                           =========  ==========
Supplemental disclosures:

  Cash paid during the period for:
   Income taxes         		   $   1,800  $  152,100
   Interest                                    4,200       3,100

See Note 2 for non-cash investing and financing activities


         See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014


1.	Summary of Significant Accounting Policies

Nature of Operations

Scientific Industries, Inc. and its subsidiaries (the "Company") design, manufacture, and market a variety of benchtop laboratory equipment, bioprocessing products and catalyst research instruments. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment for research and has another location in Pittsburgh, Pennsylvania, where it produces a variety of custom-made catalyst research instruments and designs bioprocessing products, and an administrative facility in Oradell, New Jersey related to benchtop laboratory equipment. The equipment sold by the Company includes mixers, shakers, stirrers, refrigerated incubators, pharmacy balances and scales, catalyst characterization instruments, reactor systems and high throughput systems. The Company also sublicenses certain patents and technology under a license with the University of Maryland, Baltimore County, and receives royalty fees from the sublicenses.

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

Revenue Recognition

Revenue from product sales is recognized when all the following criteria are met:

*	Persuasive evidence of an arrangement exists, including
receipt of a written purchase order agreement which is binding on the customer.
*	Goods are shipped and title passes.
*	Prices are fixed and determinable.
*	Collectability is reasonably assured.
*	All material obligations under the agreement have been
substantially performed.

Revenues are net of normal discounts. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.

Substantially all orders are F.O.B. shipping point, all sales are final without right of return or payment contingencies, and there are no special sales arrangements or agreements with any customers.

Royalty revenue received under the Company's sublicenses is recorded net of payments due to its licensors.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

1.	Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit.
As of June 30, 2015 and 2014, $50,000 and $52,800 respectively of cash balances were in excess of such limit.

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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014


1.	Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided for primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized by the straight-line method over the remaining term of the related lease or the estimated useful lives of the assets, whichever is shorter.

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

Goodwill and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, "Intangibles-Goodwill and Other" ("ASC No. 350"). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill and long-lived assets annually as of June 30, the last day of its fiscal year, unless an event occurs that would cause the Company to believe the value is impaired at an interim date. The Company concluded as of June 30, 2015 and 2014 there was no impairment of goodwill or intangible assets.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, "Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets ("ASC No. 360-10"). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. No impairment change has been recorded for the years ended June 30, 2015 and 2014.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014


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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $79,400 and $53,200 for the years ended
June 30, 2015 and 2014, respectively.

Research and Development

Research and development costs consisting of expenses for activities that are useful in developing and testing new products, as well as expenses that may significantly improve existing products, are expensed as incurred.

Stock Compensation Plan

The Company has a ten-year stock option plan (the "2012 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus 57,000 shares under options previously granted under the 2002 Stock Option Plan of the Company (the "Prior Plan"). The 2012 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2012 Plan and options under the 2012 Plan may be granted until 2022. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant which shall not be less than the book value per share of Common Stock as of the end of the most recent fiscal quarter. Non-incentive stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant, which shall not be less than the per share book value. At June 30, 2015 and 2014, 84,500 and 82,000 shares respectively, of Common Stock were available for grant of options under the 2012 Plan.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014


1.	Summary of Significant Accounting Policies (Continued)

Stock Compensation Plan (Continued)

Stock-based compensation is accounted for in accordance with ASC
No. 718 "Compensation-Stock Compensation" ("ASC No. 718") which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the years ended June 30, 2015 and 2014, the Company granted 4,000 and 11,000 options to employees and the Chairman of the Board of Directors that had a fair value of $7,100 and $19,500, respectively. The fair value of the options granted during fiscal year 2015 and 2014 were determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for fiscal 2015 and 2014, was an expected life of 10 years; risk free interest rate of 1.93% and 2.75%; volatility of 52% and 62%, and dividend yield of 0% and 2.92%.
The Company did not declare dividends during the year ende June 30, 2015 and does not anticipate declaring dividends in the foreseeable future. Therefore a zero value for the expected dividend value factor was used to determine the fair value of options granted during 2015. The weighted-average value per share of the options granted in 2015 and 2014 was $1.77 and $1.75, and total stock-based compensation costs were $10,900 and $16,000 for the years ended
June 30, 2015 and 2014, respectively. Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $3,300 and $9,000 as of June 30, 2015 and 2014, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for doubtful accounts, slow-moving inventory reserves, depreciation and amortization, assumptions made in valuing equity instruments issued for services, and the fair values of intangibles and goodwill.
The actual results experienced by the Company may differ materially from management's estimates.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

1.	Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements (Continued)


that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services.
This determination is made in five steps: (i) identify the contract with the customer: (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract;
and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2018, or the Company's June 30, 2020, and early adoption of the standard is permitted, but not before the original effective date of December
15, 2017. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments
When the Terms of an Award Provide that a Performance Target
Could be Achieved After the Requisite Service Period. This update affects reporting entities that grant their employee's targets that affects vesting could be achieved after the requisite service period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite services priod be treated as a performance condition. The new standard will be effective for the Company beginning July 1, 2016, and early adoption is permitted. The Company expects the adoption will not have a material impact on its financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory:
Simplifying the Measurement of Inventory", that requires inventory not measured using either the last in, first out
(LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company is evaluating the impact that this standard will have on its consolidated financial statements.

2.	Acquisition

On February 26, 2014, the Company acquired substantially all the assets of a privately owned company consisting principally of inventory, fixed assets, and intangible assets related to the production and sale of a variety of laboratory and pharmacy balances and scales. The acquisition was pursuant to an asset purchase agreement whereby the Company paid the sellers $700,000 in cash, 126,449 shares of Common Stock valued at $427,500 and agreed to make additional cash payments based on a percentage of net sales of the business acquired equal to 8% for the period ending June 30, 2014 annualized, 9% for the year ending June 30, 2015, 10% for the year ending June 30, 2016 and 11% for the year ending June 30, 2017, estimated at a present value of $460,000 on the date of acquisition. Payments related to this contingent consideration for each period are due in September following the fiscal year. Contingent consideration payments made under all acquisitions during the years ended June 30, 2015 and 2014 amounted to $132,900 and $30,600, respectively.

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

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014


2.	Acquisition (Continued)

Management of the Company allocated the purchase price based on its valuation of the assets acquired, as follows:


Current assets              $   144,000
Property and equipment          118,100
Goodwill*                       115,400
Other intangible assets       1,210,000
                            ___________
Total Purchase Price        $ 1,587,500
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


                                   2014
                               __________
Revenues
                               $7,623,200

Net income (loss)              $  (69,300)

Net income (loss) per
  share - basic                $   (.05)

Net income (loss) per
   share - diluted             $   (.05)

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

3.	Segment Information and Concentrations

The Company views its operations as three segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales ("Benchtop Laboratory Equipment Operations"), the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies sold on a direct basis ("Catalyst Research Instruments Operations") and the design and marketing of bioprocessing systems and products and related royalty income ("Bioprocessing Systems").

Segment information is reported as follows:



               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ __________
June 30, 2015:

 Revenues      $5,410,500  $2,315,900   $ 122,000  $   -     $7,848,400
 Foreign Sales	2,584,100   1,322,400        -         -      3,906,500
 Income (Loss)
  From Operations  90,600      19,700  ( 127,100)      -       ( 16,800)
 Assets     	4,240,100   1,614,400    736,400    550,500   7,141,400
 Long-Lived Asset
  Expenditures     65,300       1,000      7,600       -         73,900
 Depreciation and
    Amortization  302,000      34,800      98,000      -        434,800


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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2015 and 2014 according to the valuation techniques the Company used to determine their fair values:




                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                            Fair Value at
                            June 30, 2015   Level 1    Level 2  Level 3
                            ______________  __________ _______  ________


Cash and cash equivalents	$  482,000  $  482,000  $  -    $  -
Restricted cash			   300,000     300,000     -       -
Available for sale securities      281,800     281,800     -       -
                                __________  __________  _______ ________
Total			        $1,063,800  $1,063,800  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $  367,100  $    -      $  -   	$367,100
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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014


4.	Fair Value of Financial Instruments (Continued)

Investments in marketable securities classified as available-for-sale by security type at June 30, 2015 and 2014 consisted of the following:




                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2015:

        Available for sale:
        Equity securities           $   29,300   $  35,800  $   6,500
        Mutual funds                   255,800     246,000    ( 9,800)
                                    __________   _________  __________
                                    $  285,100   $ 281,800  $ ( 3,300)
                                    ==========   =========  ==========



                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2014:

        Available for sale:
        Equity securities           $   29,300   $  38,500  $   9,200
        Mutual funds                   385,000     376,900    ( 8,100)
                                    __________   _________  __________
                                    $  414,300   $ 415,400  $   1,100
                                    ==========   =========  ==========

5.	Inventories



                                 2015              2014
                              __________        __________


Raw materials		      $1,420,800	$1,617,100
Work-in-process			 442,900	   366,200
Finished goods			 350,000	   325,900
                              __________        __________

			      $2,213,700	$2,309,200
                              ==========        ==========



6.	Property and Equipment




                      Useful Lives
                         (Years)              2015          2014
                       ____________        __________   __________

Automobiles                  5              $  14,900    $  14,900
Computer equipment          3-5               159,000      155,800
Machinery and equipment	    3-7               741,600      744,800
Furniture and fixtures	    4-10              205,900      206,900
Leasehold improvements	    3-10               29,100       72,800
                                            _________    _________
                                            1,150,500    1,195,200
Less accumulated depreciation
  and amortization                            915,300      943,100
                                            _________    _________
                                            $ 235,200    $ 252,100
                                            =========    =========
Depreciation expense was $84,200 and $71,900 for the years ended June 30, 2015 and 2014, respectively.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

7.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions. Goodwill amounted to $705,300 at June 30, 2015 and 2014, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:



                         Useful              Accumulated
                         Lives     Cost      Amortization  Net
                         ______    ________  ____________  _________

At June 30, 2015:

  Technology, trademarks 5/10 yrs. $1,226,800  $ 624,200   $ 602,600
  Trade names             6 yrs.      140,000     31,100     108,900
  Websites                5 yrs.      210,000     56,000     154,000
  Customer relationships 9/10 yrs.    357,000    236,200     120,800
  Sublicense agreements  10 yrs.      294,000    106,600     187,400
  Non-compete agreements  5 yrs.      384,000    182,700     201,300
  IPR&D                   3 yrs.      110,000     48,900      61,100
  Other intangible assets 5 yrs.      164,000    148,200      15,800
                                   __________  _________   _________
                                   $2,885,800 $1,433,900  $1,451,900
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
                                   ==========  =========   =========

Total amortization expense was $350,600 and $190,900 in 2015 and 2014, respectively.

Estimated future amortization expense of intangible assets is as follows:



Fiscal Years
____________

   2016  	$	353,300
   2017 		337,000
   2018 		324,000
   2019 	  	246,600
   2020			 80,400
Thereafter		110,600
                _______________
        	$     1,451,900
                ===============

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

8.	Lines of Credit

In June 2015, the Company obtained two new lines of credit with First National Bank of Pennsylvania - an Export-Related Revolving
Line of Credit which is guaranteed by the Export-Import Bank of the United States which provides for export-related borrowings of up to $998,500 through June 2016 bearing interest at prime plus 2% and an annual fee of 1.75% and a second one-year Demand Line of Credit which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 3.25%, which is collaterized by a cash collateral account of $300,000 which will be released upon certain financial criteria being met or the line being paid and terminated, whichever comes first. The agreement contains a financial covenant requiring the Company to maintain a minimum net worth and advances on both lines are also secured by a pledge of the Company's assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of June 30, 2015 there were no borrowings under either line. The Company previously had a line of credit with Bank of America Merrill Lynch which provided for maximum borrowings of up to $700,000, bearing interest at 3.00 percentage points over the London Interbank Offered Rates Index and secured by a pledge of collateral consisting of the inventory, accounts, chattel paper, and equipment and fixtures of the Company. The Company did not have any amounts outstanding under the line at June 30, 2014 and the line was cancelled in June 2015.

9.	Notes Payable

The Company had a note payable with a balance of $26,700 at June 30, 2014 bearing interest at 3.25% that was paid in 2015.

In May 2015, the Company borrowed $200,000 under unsecured notes from two shareholders, one of whom is a Director of the Company, due in May 2016, with interest at 5% payable on the due date. These notes are subordinated to the bank line of credit described in Note 8.

10.	Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee's deferral up to 3% of pay, plus 50% of employee's deferral over 3% of pay up to 5%. Previously, the Company had two separate plans. Total matching contributions amounted to $66,400 and $49,600 for the years ended June 30, 2015 and 2014, respectively.

11.	Commitments and Contingencies

The Company entered into a lease in August 2014 for its new Bohemia, New York premises through February 2025 which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. The future minimum annual rental expense, computed on a straight-line basis, is approximately $169,800 under the terms of the new lease. Rental expense for the Bohemia facility under its current and old lease amounted to approximately $199,400 in 2015 and $239,800 in 2014. Accrued rent, payable in future years, amounted to $46,700 and $18,700 at June 30, 2015 and 2014, respectively.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014


11.	Commitments and Contingencies (Continued)

The Company is also obligated under an operating lease for its facility in Pittsburgh, Pennsylvania, which requires monthly minimum rental payments through November 2017, plus common area expenses. Total rent expense for the Pittsburgh facility was $99,000 and $95,000 for the fiscal years ended June 30, 2015 and 2014, respectively.

In addition, the Company's new Torbal division was operating from a Clifton, New Jersey facility and as of mid-July 2014 moved to a significantly smaller office facility in Oradell, New Jersey from which it performs its sales and marketing functions. The Company was obligated under a previous agreement to pay $24,000 for an early lease termination for the Clifton facility. Total rent expense for the New Jersey facilities, including the fee in 2014, was $25,700 and $47,900 for the years ended June 30, 2015 and 2014, respectively.

The Company's approximate future minimum rental payments under all operating leases are as follows:


Fiscal Years
____________

   2016        $   255,600
   2017            264,000
   2018    	   205,000
   2019  	   174,000
   2020		   179,300
 Thereafter        475,900
               ___________

               $ 1,553,800
               ===========

The Company has employment contracts with its President providing for an annual base salary of $157,100 and $154,000 for the fiscal years ending June 30, 2016 and 2015 and with its Executive Vice President providing for an annual base salary of $141,800 and $139,000 for the fiscal years ending June 30, 2016 and 2015, respectively.
Both contracts also provide for discretionary performance bonuses.
No bonuses were awarded for the fiscal year ended June 30, 2015 or 2014 to either executive except for a stock option granted to the Executive Vice President during the year ended June 30, 2014, valued at $3,500 using the Black-Scholes-Merton option pricing model.

The Company has an employment contract with the President of Altamira through June 30, 2016, which may be extended by mutual consent for an additional year. The contract provides for an annual base salary of $142,800 and $140,000 for each of the fiscal years ending June 30, 2016 and 2015, respectively, plus discretionary bonuses. No bonuses were awarded for the fiscal years ended June 30, 2015 or 2014, except for a stock option granted during the year ended June 30, 2014, valued at $3,500 using the Black-Scholes-Merton option pricing model.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014


11.	Commitments and Contingencies (Continued)

The Company has an employment agreement dated February 2014 with the President of its Torbal Division which expires in February 2017, which may be extended by mutual consent for another two years. The contract provides for an annual base salary of $140,000 subject to increases commencing with the second year based on percentage increases in the Consumer Price Index ("CPI") from the end of the immediately preceding year's CPI plus discretionary bonuses. No bonuses were awarded during the fiscal years ended June 30, 2015 or 2014, however as part of the employment agreement, he was awarded a 4,000 and 2,000 share stock option during the years ended June 30, 2015 and 2014 valued at $7,100 and $3,900 using the Black-Scholes-Merton option pricing model, respectively. In addition, he is to be granted, subject to his continued employment in February 2016 and 2017 options for 5,000 shares and 6,000 shares, respectively.

The Company has a consulting agreement which expires on December
31, 2015 with an affiliate of the Chairman of the Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,600 for a certain number of consulting days as defined in the agreement. Stock options were granted to the Chairman of the Board of Directors valued at $8,700 during the year ended June 30, 2014. Consulting expense related to this agreement amounted to $43,200 and $50,100 for the years ended June 30, 2015 and 2014, respectively.

The Company has a consulting agreement which expires December 31, 2015 with another member of its Board of Directors for administrative services providing that the consultant be paid at the rate of $85 per hour. Consulting expense related to this agreement amounted to $4,300 and $5,700 for the fiscal years ended June 30, 2015 and 2014, respectively.

12.	Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 35% to the actual tax expense or benefit for the applicable fiscal year was as follows:


                                      2015                2014
                                __________________  _________________

                                          % of                % of
                                          Pre-tax             Pre-tax
                                 Amount   Income     Amount   Income
                                 _______  _______   ________  _______

Computed "expected" income
 tax (benefit		       $( 2,600)   (35.0%) $(37,500)  (35.0%)
Research and development
  credits                       (11,200)  (153.4)   ( 1,600)  ( 1.5)
Other, net                       (2,200)   (30.7)     7,400     6.9
                               _________  _______  _________   ______
Income tax expense (benefit)   $(16,000)  (219.1%)  $(31,700)  (29.6%)
                               =========  =======  =========   ======

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

12.	Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following:




                                             2015         2014
                                         __________   __________
Deferred tax assets:
  Amortization of intangible assets      $ 183,000    $ 153,300
  Research and development credits	    24,800	 18,600
  Various accruals                          60,800       75,100
  Other                                     46,100       29,500
                                         _________    _________
                                           314,700      276,500

Deferred tax liability:
  Depreciation of property
    and amortization of goodwill           (46,000)     (44,300)
                                         __________   __________
Net deferred tax assets                  $ 268,700    $ 232,200
                                         ==========   ==========

The breakdown between current and long-term deferred tax assets and liabilities is as follows:


                                             2015         2014
                                         __________   __________

Current deferred tax assets              $ 114,200    $  86,000
                                         _________    _________
Long-term deferred tax assets              200,500      190,500
Long-term deferred tax liabilities         (46,000)     (44,300)
                                         __________   __________
Net long-term deferred tax asset           154,500      146,200
                                         __________   __________

Net deferred tax assets                  $ 268,700    $ 232,200
                                         ==========   ==========

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2015 and 2014, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company's policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2012 through 2014. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014



13.	Stock Options

Option activity is summarized as follows:




                                     Fiscal 2015        Fiscal 2014
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year   61,000  $  3.11   55,000  $  2.86
  Granted                           4,000     2.80   11,000     3.53
  Exercised                       (20,000)    2.56   (5,000)    1.35
  Forfeited			   (6,500)    3.07     -         -
                                  ________          ________
Outstanding, end of year           38,500     3.37   61,000     3.11
                                  ________ _______  ________  _______
Options exercisable at year-end    27,200  $  3.10   48,300   $ 2.82
                                  ________ _______  ________  _______
Weighted average fair value per
  share of options granted
  during the fiscal year                   $  2.80            $ 3.53
                                             _____             _____



            As of June 30, 2015                    As of June 30, 2015
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$2.80-3.10   11,000       5.08        $  2.99       7,000     $  3.09

$3.27-3.71   27,500       5.21        $  3.52     20,200      $  3.52
            ________                              ________
             38,500                                27,200
            ________                              ________





            As of June 30, 2014                    As of June 30, 2014
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$1.88        10,000        .2         $  1.88      10,000     $  1.88

$3.07-3.71   51,000       4.17        $  3.35      38,300     $  3.28
            ________                              ________
             61,000                                48,300
            ________                              ________

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

14.	Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:



                                            2015         2014
                                         __________   __________
Net income (loss)                        $   8,700    $ ( 75,300)
                                         __________   __________
Weighted average common shares
  outstanding                             1,478,126    1,385,054
Effect of dilutive securities                 1,756         -
                                         __________   __________
Weighted average dilutive common
  shares outstanding                      1,479,882    1,385,054
                                         __________   __________

Basic earnings per common share          $     .01   $    ( .05)
                                         ==========   ==========
Diluted earnings per common share        $     .01   $    ( .05)
                                         ==========   ==========

Approximately 26,000 and 59,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the year ended June 30, 2015 and 2014, because the effect would be anti-dilutive.