Form 10-Q
period 2015-09-30
SCIENTIFIC INDUSTRIES INC
filed 2015-11-12
CIK 87802

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2015

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________

Commission File Number:             0-6658
                       ___________________________

                       SCIENTIFIC INDUSTRIES, INC.
_____________________________________________________________________

     (Exact name of registrant as specified in its charter)

        Delaware        	            04-2217279
____________________________    _________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

80 Orville Drive, Suite 102, Bohemia, New York            11716
______________________________________________      _________________
(Address of principal executive offices)		(Zip Code)

                              (631)567-4700
_____________________________________________________________________
(Registrant?s telephone number, including area code)

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

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of October 30, 2015 was 1,489,112 shares.

                                 TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION


ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


							Page
                                                        ____

Condensed Consolidated Balance Sheets	     	         1

Condensed Consolidated Statements of Operations		 2

Condensed Consolidated Statements of Comprehensive
Income Loss						 3

Condensed Consolidated Statements of Cash Flows		 4

Notes to Condensed Consolidated Financial Statements	 6

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS	                                13

ITEM 4	CONTROLS AND PROCEDURES				15

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	        16

SIGNATURE 						17

EXHIBITS						18

PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                           September 30,   June 30,
                                           	2015         2015
                                           _____________ __________
Current Assets:		 (Unaudited)
  Cash and cash equivalents		    $  530,200   $  482,000
  Restricted cash			       300,000	    300,000
  Investment securities			       277,000	    281,800
  Trade accounts receivable, net	       737,400	  1,081,700
  Inventories				     2,343,800	  2,213,700
  Prepaid expenses and other current assets    145,300	     68,600
  Deferred taxes			       118,000	    114,200
                                             _________    _________
Total current assets			     4,451,700	  4,542,000

Property and equipment at cost, net	       222,800	    235,200

Intangible assets, net  		     1,363,000	  1,451,900

Goodwill				       705,300	    705,300

Other assets            			52,500	     52,500

Deferred taxes				       169,400	    154,500
                                            __________   __________
Total assets                                $6,964,700	 $7,141,400
                                            ==========   ==========

	LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable			    $  201,100	 $  227,600
  Customer advances				93,500	     76,400
  Bank line of credit			       200,000	       -
  Notes payable, current portion	       200,000	    200,000
  Accrued expenses and taxes		       316,800	    519,900
  Contingent consideration, current portion    128,900	    106,800
                                            __________   __________
   		Total current liabilities    1,140,300	  1,130,700

Contingent consideration payable, less
  current portion	                       137,300	    260,300
                                            __________   __________
        Total liabilities		     1,277,600	  1,391,000
                                            __________   __________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,508,914 outstanding at
    September 30, 2015 and June 30, 2015   	75,400	     75,400
  Additional paid-in capital                 2,487,300	  2,486,700
  Accumulated other comprehensive loss     (     7,100)	(     3,300)
  Retained earnings                          3,183,900	  3,244,000
                                           ___________   __________
                                             5,739,500	  5,802,800
  Less common stock held in treasury, at cost,
   19,802 shares                                52,400	     52,400
                                            __________   __________
        Total shareholders' equity           5,687,100	  5,750,400
                                            __________   __________
        Total liabilities and
                 shareholders' equity       $6,964,700	 $7,141,400
                                            ==========   ==========


See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)




		 			       For the Three Month
					          Periods Ended
					           September 30,

					     2015           2014
                                         __________      __________
Revenues                		 $1,444,500      $1,662,100
Cost of revenues		     	    849,400       1,161,900
                                         __________      __________
Gross profit              	            595,100         500,200
                                         __________      __________
Operating expenses:
 General and administrative		    408,200         326,500
 Selling				    167,000         295,300
 Research and development		     85,400         107,100
                                         __________      __________
 	Total operating expenses	    660,600         728,900
                                         __________      __________
Loss from operations		          (  65,500)      ( 228,700)
                                         __________      __________
Other income (expense):
 Investment income			        400             800
 Other income (expense)		          (   4,700)	      6,200
 Interest expense		          (   8,100)      (   1,200)
                                         __________      __________
	Total other income (expense), net (  12,400)	      5,800
                                         __________      __________
Loss before income tax benefit	          (  77,900)	  ( 222,900)
                                         __________      __________
Income tax benefit:
	Current		  		       -	  (  57,200)
	Deferred		          (  17,800)      (   4,400)
                                         __________      __________
	Total income tax benefit	  (  17,800)      (  61,600)
                                         __________      __________
Net loss			   	  ($ 60,100)      ($161,300)
                                         ==========      ==========
Basic loss per common share 		  ($  .04)         ($  .11)
                                          ========         ========
Diluted loss per common share		  ($  .04)         ($  .11)
                                          ========         ========





See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



						For the Three Month
						Periods Ended
						September 30,

       						2015	  2014
                                            __________  __________
Net loss				    ($ 60,100)  ($161,300)

Other comprehensive loss:
  Unrealized holding loss
  arising during period,
  net of tax				      ( 3,800)	  (   700)
                                            __________  __________
Comprehensive loss			    ($ 63,900)  ($162,000)
                                            ==========  ==========


See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                      For the Three Month Periods Ended
					Sept. 30, 2015   Sept. 30, 2014
                                        ______________   ______________
Operating activities:
  Net loss		                 ($  60,100)       ($ 161,300)
                                         ___________       ___________
  Adjustments to reconcile net loss
   to net cash used in operating activities:
      Loss on sale of investments	       -		 1,300
      Loss on asset disposal                  2,700		  -
      Depreciation and amortization         105,200            110,100
      Deferred income taxes		  (  17,800)	     (   4,400)
	 Stock-based compensation		600              1,000
	 Income tax benefit of stock options
	    exercised			       -		 4,900
	 Changes in operating assets and liabilities:
         Accounts receivable                344,300         (   38,500)
         Inventories                      ( 130,100)            26,300
         Prepaid expenses and other
          current assets                  (  76,700)        (   61,600)
	    Other assets		       -            (   25,400)
         Accounts payable                 (  26,500)        (   31,500)
         Customer advances	 	     17,100              3,300
         Accrued expenses and taxes       ( 203,100)        (   83,900)
                                         ___________       ____________
       Total adjustments		     15,700         (   98,400)
                                         ___________       ____________
       Net cash used in
        operating activities	          (  44,400)        (  259,700)
                                         ___________       ____________
Investing activities:
  Redemption of investment securities,
    available-for-sale		               -                75,000
  Capital expenditures                    (   6,500)        (   19,700)
  Purchases of intangible assets               -            (    1,100)
                                         ___________       ____________
       Net cash provided by (used in)
	   investing activities		  (   6,500)	        54,200
                                         ___________       ____________
Financing activities:
  Line of credit proceeds		    200,000	       200,000
  Payment of contingent consideration     ( 100,900)	     (  98,900)
  Proceeds from exercise of stock options      -   		18,800
  Principal payments on note payable	  (    -   )	     (  20,000)
                                         ___________       ____________
	  Net cash provided by
         financing activities		     99,100		99,900
                                         ___________       ____________





See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



				    For the Three Month Periods Ended
				     Sept. 30, 2015  Sept. 30, 2014
                                      ______________  ______________
Net increase (decrease) in cash and
  cash equivalents	 	             48,200     (  105,600)

Cash and cash equivalents,
  beginning of year`		            482,000        493,700
                                          _________     __________
Cash and cash equivalents, end of period  $ 530,200     $  388,100
                                          =========     ==========
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes		                  $  18,500     $    3,500
  Interest			              4,400          1,200

See Note 3 for non-cash investing and financing activities







See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	General:	The accompanying unaudited interim
condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein.
The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2015. The results for the three months ended September 30, 2015, are not necessarily an indication of the results for the full fiscal year ending June 30, 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer: (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2018, or the Company's fiscal year ending June 30, 2020, and early adoption of the standard is permitted, but not before the original effective date of December 15, 2017. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period. This update affects reporting entities that grant their employee's targets that affects vesting could be achieved after the requisite service period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite services period be treated as a performance condition. The new standard will be effective for the Company beginning July 1, 2016, and early adoption is permitted. The Company expects the adoption will not have a material impact on its financial condition, results of operations or cash flows.


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

On February 26, 2014, the Company acquired substantially all the assets of a privately owned company consisting principally of inventory, fixed assets, and intangible assets related to the production and sale of a variety of laboratory and pharmacy balances and scales. The acquisition was pursuant to an asset purchase agreement whereby the Company paid the sellers $700,000 in cash, 126,449 shares of Common Stock valued at $427,500 and agreed to make additional cash payments based on a percentage of net sales of the business acquired equal to 8% for the period ending June 30, 2014 annualized, 9% for the year ending June 30, 2015, 10% for the year ending June 30, 2016 and 11% for the year ending June 30, 2017, estimated at a present value of $460,000 on the date of acquisition. Payments related to this contingent consideration for each period are due in September following the fiscal year. Contingent consideration payments made amounted to $100,900 and $98,900 during the three months ended September 30, 2015 and 2014, respectively.

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


	Segment information is reported as follows:


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Three months ended September 30, 2015:

 Revenues	$1,263,000 $  153,000   $   28,500 $   -     $1,444,500
 Foreign Sales	   599,000      7,800	      -	       -	606,800
 Income (Loss) from
    Operations      54,700 (   82,000)  (   30,100) ( 8,100)  (  65,500)
 Assets     	 4,056,400  1,613,200      730,700  564,400   6,964,700
 Long-Lived Asset
    Expenditures     6,500       -            -        -          6,500
 Depreciation and
    Amortization    73,800      6,900      24,500      -        105,200

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Three months ended September 30, 2014:

 Revenues	$1,086,400 $  551,100   $   24,600 $   -     $1,662,100
 Foreign Sales	   411,100    443,500	      -	       -	854,600
 Loss from
    Operations (   118,100) (  70,200)  (   40,400)    -     (  228,700)
 Assets     	 4,074,800  1,507,400      786,600  574,900   6,943,700
 Long-Lived Asset
    Expenditures    18,300        900        1,600     -         20,800
 Depreciation and
    Amortization    76,000      9,800       24,300     -        110,100



Approximately 47% and 46% of net sales of benchtop laboratory equipment for the three month periods ended September 30, 2015 and 2014, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Approximately 21% and 19% of total benchtop laboratory equipment sales were derived from the new Torbal Scales Division for the three months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015, and 2014, respectively, two customers accounted in the aggregate for approximately 13% of the net sales of the Benchtop Laboratory Equipment Operations for each period, 11% and 9% of the Company's revenues. Sales of catalyst research instruments generally comprise a few very large orders averaging at least $100,000 per order to a limited number of customers, who differ from order to order. Sales to one and five customers during the three months ended September 30, 2015 and 2014, accounted respectively, for approximately
76% and 99% of the Catalyst Research Instrument Operations' revenues and 8% and 33% of the Company's total revenues.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at September 30, 2015 and June 30, 2015 according to the valuation techniques the Company used to determine their fair values:



                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                            Fair Value at
                          September 30, 2015  Level 1   Level 2  Level 3
                            ______________  __________ _______  ________


Cash and cash equivalents	$  530,200  $  530,200  $  -    $  -
Restricted cash			   300,000     300,000     -       -
Available for sale securities      277,000     277,000     -       -
                                __________  __________  _______ ________
Total			        $1,107,200  $1,107,200  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $  266,200  $    -      $  -   	$266,200
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
                                ==========  ==========  ======= ========


Investments in marketable securities classified as available-for-sale by security type at September 30, 2015 and June 30, 2015 consisted of the following:


                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At September 30, 2015:
   Available for sale:
   Equity securities		   $  29,300	 $  34,000  $    4,700
   Mutual funds			     254,800	   243,000    ( 11,800)
                                   _________     _________  ___________
				   $ 284,100	 $ 277,000  $  ( 7,100)
                                   =========     =========  ===========

                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2015:

        Available for sale:
        Equity securities           $   29,300   $  35,800  $   6,500
        Mutual funds                   255,800     246,000    ( 9,800)
                                    __________   _________  __________
                                    $  285,100   $ 281,800  $ ( 3,300)
                                    ==========   =========  ==========
6.	Inventories:

Inventories for financial statement purposes are based on perpetual inventory records at September 30, 2015 and based on a physical count as of June 30, 2015. Components of inventory are as follows:

			     September 30,  	 June 30,
				 2015   	   2015
                             ____________      ___________

	Raw materials         $1,358,600	$1,420,800
	Work in process          652,300    	   442,900
	Finished goods           332,900	   350,000
                             ____________      ___________
			      $2,343,800	$2,213,700
                             ============      ===========

7.   Loss per common share:

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

	Loss per common share was computed as follows:

                           		   For the Three Month
                           		   Periods Ended
                             	           September 30,
                                           ___________________
    					   2015          2014
                                       ____________ _____________
	Net loss		        ($   60,100) ($ 161,300)
	Weighted average common
 	  shares outstanding		  1,489,112   1,469,112
                                          =========   =========
	Weighted average dilutive
	  common shares outstanding	  1,489,112   1,469,112
                                          =========   =========
	  Basic loss per
	  common share	      		($     .04)  ($    .11)
                                        ===========  ===========
	Diluted loss per
	  common share		 	($     .04)  ($    .11)
                                        ===========  ===========

Approximately 38,500 and 51,000 shares of the Company's Common Stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted loss per common share, for the three months ended September 30, 2015 and 2014, because the effect would be anti-dilutive due to the loss for each period.

8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $705,300 as of September 30, 2015 and June 30, 2015, all of which is expected to be deductible for tax purposes.

 The components of other intangible assets are as follows:

			  Useful                Accumulated
			  Lives        Cost     Amortization      Net
                         ________   __________  ____________  _________
 At September 30, 2015:

 Technology, trademarks  5/10 yrs.  $1,215,800  $   649,400   $ 566,400
 Trade names                6 yrs.     140,000 	     36,900     103,100
 Websites                   5 yrs.     210,000       66,500     143,500
 Customer relationships  9/10 yrs.     357,000      240,900     116,100
 Sublicense agreements    10 yrs.      294,000      113,900	180,100
 Non-compete agreements    5 yrs.      384,000      196,800     187,200
 Intellectual Property, Research
   and Development(IPR&D)  3 yrs.      110,000       58,100      51,900
 Other intangible assets   5 yrs.      164,100      149,400      14,700
                                    __________   __________  __________
	  			    $2,874,900   $1,511,900  $1,363,000
                                    ==========   ==========  ==========

			  Useful                Accumulated
			  Lives        Cost     Amortization      Net
                         ________   __________  ____________  _________
 At June 30, 2015:

 Technology, trademarks  5/10 yrs.  $1,226,800 $   624,200    $ 602,600
 Trade names                6 yrs.     140,000 	    31,100      108,900
 Websites                   5 yrs.     210,000      56,000      154,000
 Customer relationships  9/10 yrs.     357,000     236,200      120,800
 Sublicense agreements    10 yrs.      294,000     106,600	187,400
 Non-compete agreements    5 yrs.      384,000     182,700      201,300
 Intellectual Property, Research
   and Development(IPR&D)  3 yrs.      110,000      48,900       61,100
 Other intangible assets   5 yrs.      164,000     148,200       15,800
                                    __________  __________   __________
       	  			    $2,885,800  $1,433,900   $1,451,900
                                    ==========  ==========   ==========

Total amortization expense was $86,300 and $88,100 for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, estimated future amortization expense related to intangible assets is $248,100 for the remainder of the fiscal year ending June 30, 2016, $337,000 for fiscal 2017, $324,000 for fiscal 2018, $246,600 for fiscal
2019, $80,400 for fiscal 2020, and $126,900 thereafter.

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis or Plan of Operations

Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, impact of competition, the ability to reach final agreements, the ability to finance and produce to customers' specifications for catalyst research instruments, and to develop marketable bioprocessing systems, adverse economic conditions, and other factors affecting the Company's business that are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $48,200 to $530,200 as of September 30, 2015 from $482,000 as of June 30, 2015.

Net cash used in operating activities was $44,400 for the three months ended September 30, 2015 as compared to cash use of $259,700 for the comparable three month period in 2014, primarily due to a decreased loss and lower accounts receivable balances. Cash used in investing activities was $6,500 for the three month period ended September 30, 2015 compared to cash provided of $54,200 for the three month period ended September 30, 2014 due primarily to the redemptions of investments in the prior year.

The Company's working capital decreased by $99,900 to $3,311,400 at September 30, 2015 from $3,411,300 at June 30, 2015, mainly as a result of the borrowings under the line of credit and contingent consideration payments.

The Company has two lines of credit with First National Bank of Pennsylvania - an Export-Related Revolving Line of Credit which is guaranteed by the Export-Import Bank of the United States which provides for export-related borrowings of up to $998,500 bearing interest at prime plus 2% and an annual fee of 1.75% and a second one-year Demand Line of Credit which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 3.25%, which is collaterized by a cash collateral account of $300,000 which will be released upon certain financial criteria being met or the line being paid and terminated, which ever comes first. Advances on both lines are also secured by a pledge of the Company's assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of September 30, 2015 $200,000 was outstanding under the Export-Related line and no borrowings were made under the second line.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities, lines of credit, and operations.

Results of Operations
_____________________


Financial Overview
__________________

The Company incurred a loss of $77,900 before income tax benefit for the three months ended September 30, 2015 compared to a loss of $222,900 before income tax benefit for the comparable period last year, the improvement primarily due to higher sales and margins generated by the Benchtop Laboratory Equipment Operations which produced income for the segment compared to a loss last year. The result included non-cash amounts for depreciation and amortization of $105,200 and $110,100 for the three months ended September 30, 2015 and 2014, respectively.

The Three Months Ended September 30, 2015 Compared With the Three Months Ended September 30, 2014
______________________________________________________________________________


Revenues for the three months ended September 30, 2015 decreased by $217,600 (13.1%) to $1,444,500 from $1,662,100 for the three months ended September 30, 2014, primarily as a result of a $398,100 decrease in catalyst research instrument sales. Sales of benchtop laboratory products increased by $176,600, result of increased sales of Torbal brand products, and increased sales of Genie brand products to overseas customers. Catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues, and the Bioprocessing Systems Operations' revenues ($28,500) consist primarily of earned royalties. The backlog of orders for catalyst research instruments was $2,944,000 as of September 30, 2015, due to a significant order for export, substantially all of which is expected to be delivered by fiscal year end, as compared to the backlog as of September 30, 2014 of $439,500.

The gross profit percentage for the three months ended September 30, 2015 increased to 41.2% compared to 30.1% for the three months ended September 30, 2014, primarily due to lower labor and overhead costs for the Benchtop Laboratory Equipment Operations and the lower gross profit for the Catalyst Research Instruments Operations due to lower sales by the segment.

General and administrative expenses for the three months ended September 30, 2015 increased by $81,700 (25.0%) to $408,200 from $326,500 for the three months ended September 30, 2014, primarily due to an increase in expenses incurred by the Torbal division of the Benchtop Laboratory Equipment Operations.

Selling expenses for the three months ended September 30, 2015 decreased $128,300 (43.4%) to $167,000 from $295,300 for the three months ended September 30, 2014, primarily the result of a decrease in sales commissions for the Catalyst Research Instruments Operations.

Research and development expenses for the three months ended September 30, 2015 decreased by $21,700 (20.3%) to $85,400 from $107,100 for the three months ended September 30, 2014, due to a reduction in new product development costs by the Benchtop Laboratory Equipment Operations due to the release of new product.

For the three months ended September 30, 2015, the income tax benefit was $17,800 compared to income tax benefit of $61,600 for the three months ended September 30, 2014 due to the decreased loss for the period.

As a result, the net loss for the three months ended September 30, 2015 was $60,100 compared to a net loss of $161,300 for the three months ended September 30, 2014.



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

Date: November 12, 2015