Form 10-Q
period 2015-12-31
SCIENTIFIC INDUSTRIES INC
filed 2016-02-12
CIK 87802

UNITED STATES
	  SECURITIES AND EXCHANGE COMMISSION
	         Washington, D.C. 20549

	                FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended    December 31, 2015

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to_________

Commission File Number:             0-6658
                               ______________________

               SCIENTIFIC INDUSTRIES, INC.
_______________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware         		     04-2217279
____________________________    _________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

80 Orville Drive, Ste. 102, Bohemia, New York             11716
______________________________________________________________________
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer      		Accelerated Filer  ____

Non-accelerated filer        		Smaller reporting company   X
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                         Yes    X No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of February 2, 2016 was 1,489,112 shares.

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

           PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

          SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                           December 31,   June 30,
                                           	2015         2015
                                           _____________ __________
Current Assets:		                    (Unaudited)
  Cash and cash equivalents		    $  666,900   $  482,000
  Restricted cash			       300,000	    300,000
  Investment securities			       278,200	    281,800
  Trade accounts receivable, net	       870,100	  1,081,700
  Inventories				     3,262,500	  2,213,700
  Prepaid expenses and other current assets     55,600	     68,600
  Deferred taxes			       109,700	    114,200
                                             _________    _________
Total current assets			     5,543,000	  4,542,000

Property and equipment at cost, net	       206,500	    235,200

Intangible assets, net  		     1,281,200	  1,451,900

Goodwill				       705,300	    705,300

Other assets            			52,500	     52,500

Deferred taxes				       190,400	    154,500
                                            __________   __________
Total assets                                $7,978,900	 $7,141,400
                                            ==========   ==========

	LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable			    $  372,100	 $  227,600
  Customer advances			       110,100	     76,400
  Bank line of credit			       470,000	       -
  Notes payable, current portion	       200,000	    200,000
  Accrued expenses and taxes		       779,500	    519,900
  Contingent consideration, current portion    128,900	    106,800
                                            __________   __________
   		Total current liabilities    2,060,600	  1,130,700

Contingent consideration, less
  current portion	                       137,300	    260,300
                                            __________   __________
        Total liabilities		     2,197,900	  1,391,000
                                            __________   __________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,508,914 outstanding at
    December 31, 2015 and June 30, 2015   	75,400	     75,400
  Additional paid-in capital                 2,487,900	  2,486,700
  Accumulated other comprehensive loss     (     8,200)	(     3,300)
  Retained earnings                          3,278,300	  3,244,000
                                           ___________   __________
                                             5,833,400	  5,802,800
  Less common stock held in treasury, at cost,
   19,802 shares                                52,400	     52,400
                                            __________   __________
        Total shareholders' equity           5,781,000	  5,750,400
                                            __________   __________
        Total liabilities and
                 shareholders' equity       $7,978,900	 $7,141,400
                                            ==========   ==========


See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	   For the Three Month   For the Six Month
                               Periods Ended	      Periods Ended
                               December 31,            December 31,
                         __________  __________ __________  __________
                             2015       2014        2015       2014
                         __________  __________ __________  __________

Revenues                 $2,028,200  $1,691,100 $3,472,600  $3,353,200
Cost of sales             1,190,500   1,081,700  2,039,800   2,163,900
                         __________  __________ __________  __________
Gross profit                837,700     609,400  1,432,800   1,189,300
                         __________  __________ __________  __________
Operating Expenses:
 General & administrative   395,700     446,400    803,900     852,600
 Selling                    227,200     229,400    394,200     524,700
 Research & development      84,100     116,100    169,500     223,200
                         __________  __________ __________  __________
  Total operating
  expenses  		    707,000     791,900  1,367,600   1,600,500
                         __________  __________ __________  __________
Income (loss) from
 operations   		    130,700  (  182,500)    65,200  (  411,200)
                         __________  __________ __________  __________
Other income (expense):
 Investment income	      5,000       7,400      5,400       9,600
 Other			      1,400  (    5,900) (   3,300)  (   1,100)
 Interest expense	  (  14,000) (    1,400) (  22,100)  (   2,700)
                          __________  __________  _________  __________
  Total other income,
   (expense) net          (   7,600)        100  (  20,000)      5,800
                          __________  __________  _________  __________
Income (loss) before
  income tax expense
  (benefit) 		    123,100  (  182,400)    45,200   ( 405,400)
                          __________  __________  _________  __________
Income tax expense (benefit):
  Current	             40,900  (   33,800)    40,900   (  91,000)
  Deferred		  (  12,200) (   10,600) (  30,000)  (  15,100)
                          __________  __________ __________  __________
  Total income tax
   expense (benefit)	     28,700  (   44,400)    10,900   ( 106,100)
                          ___________ __________ __________  __________
Net income (loss)	  $  94,400  ($ 138,000) $  34,300   ($299,300)
                          =========== ========== ==========  ==========

Basic and diluted earnings
 (loss) per common share     $  .06	($ .09)	   $  .02    ($  .20)





See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)




				For the Three Month	For the Six Month
				Periods Ended		Periods Ended
				December  31,	        December 31,
                                ___________________     __________________
				  2015      2014   	  2015      2014
                                ________ __________     ________ __________
Net income (loss)		$ 94,400  ($138,000)     $ 34,300 ($299,300)

Other comprehensive loss:
  Unrealized holding loss on investments
  arising during period,
  net of tax			(   1,100) (  3,800)   (   4,900) (   4,500)
                                __________ _________   __________ __________
Comprehensive income (loss)	 $ 93,300 ($141,800)	$ 29,400  ($303,800)
                                ========== =========   ========== ==========















  See notes to unaudited condensed consolidated financial statements

      SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                 	      For the Six Month Periods Ended
                                             December 31, 2015 December 31, 2014
                                             _________________ _________________
Operating activities:
  Net income (loss)				   $   34,300	  ($  299,300)
                                                   __________     ____________
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Loss on sale of investments                        -              1,300
      Loss on asset disposal				 2,700		 -
      Depreciation and amortization		       210,800	      220,100
      Deferred income tax benefit		    (   30,000)	   (   15,100)
 Stock-based compensation			 	1,200		2,100
 Income tax benefit of stock options exercised	          - 		4,900
  Changes in operating assets and liabilities:
         Accounts receivable			       211,600	       25,700
         Inventories		      	            (1,048,800)	   (  106,900)
         Prepaid expenses and other current assets      13,000	   (   37,200)
	    Other assets				  - 	   (   25,400)
         Accounts payable                              144,500	       48,700
         Customer advances		                33,700	   (   77,500)
         Accrued expenses and taxes	               259,600	   (  149,200)
                                                   ____________   ____________
       Total adjustments	        	    (  201,700)	   (  108,500)
                                                   ____________   ____________
       Net cash used in
         operating activities			    (  167,400)    (  407,800)
                                                   ____________   ____________
Investing activities:
  Purchase of investment securities,
    available-for-sale				    (    2,700)	   (    3,800)
  Capital expenditures				    (    8,400)	   (   52,900)
  Purchase of intangible assets			    (    5,700)	   (    3,400)
  Redemption of investment securities, available
    for sale					          -  	       75,000
                                                   ____________   ____________
       Net cash provided by
          (used in) investing activities	    (   16,800)	       14,900
                                                   ____________   ____________
Financing activities:
 Line of credit proceeds			       470,000	       250,000
 Payment of contingent consideration		    (  100,900)	    (   98,900)
 Proceeds from exercise of stock options		  - 		18,800
 Principal payments on note payable		          -    	    (   26,700)
                                                   ____________   _____________
        Net cash provided by financing
          activities				      369,100 	       143,200
                                                   ____________   _____________



    See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                 	      For the Six Month Periods Ended
                                             December 31, 2015 December 31, 2014
                                             _________________ _________________

Net increase (decrease) in cash
 and cash equivalents				    184,900	 (   249,700)

Cash and cash equivalents, beginning of year	    482,000          493,700
                                                 __________       __________
Cash and cash equivalents, end of period	 $  666,900       $  244,000
                                                 __________       __________
Supplemental disclosures:

Cash paid during the period for:
 Income taxes				 	 $   18,500	     $ 3,500
 Interest					      4,400            2,700

 Non-cash investing and financing activities (Note 3)





  See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2015. The results for the three and six months ended December 31, 2015, are not necessarily an indication of the results for the full fiscal year ending
June 30, 2016.

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

In November 2015, the FASB issued new guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the new guidance. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.

3.  Acquisition:

On February 26, 2014, the Company acquired substantially all the assets of a privately owned company consisting principally of inventory, fixed assets, and intangible assets related to the production and sale of a variety of laboratory and pharmacy balances and scales. The acquisition was pursuant to an asset purchase agreement whereby the Company paid the sellers $700,000 in cash, 126,449 shares of Common Stock valued at $427,500 and agreed to make additional cash payment based on a percentage of net sales of the business acquired equal to 8% for the period ended June 30, 2014 annualized, 9% for the year ended June 30, 2015, 10% for the year ending June 30, 2016 and 11% for the year ending June 30, 2017, estimated at a present value of $460,000 on the date of acquisition. Payments related to this contingent consideration for each period are due in September following the fiscal year. Contingent consideration payments amounted to $100,900 and $98,900 during the six month periods ended December 31, 2015 and 2014, respectively.

The products, which are similar to the Company's other Benchtop Laboratory Equipment, and in many cases used by the same customers, are marketed under the Torbal(R) brand. The principal customers are pharmacies, pharmacy schools, universities, government laboratories, and industries utilizing precision scales. The products are sold primarily on a direct basis, including the Company's e-commerce site.

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

Segment information is reported as follows (foreign sales are principally to customers in Europe and Asia):


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Three months ended December 31, 2015:

 Revenues      $1,583,500   $  414,500  $   30,200 $    -     $2,028,200
 Foreign Sales	  764,400      105,500        -	        -	 869,900
 Income (Loss) from
    Operations	  187,700   (   10,100) (   32,900) (  14,000)   130,700
 Assets     	4,352,600    2,319,200     728,800    578,300  7,978,900
 Long-Lived Asset
    Expenditures    1,900         -          5,700       -         7,600
 Depreciation and
    Amortization   74,200        7,000      24,400       -       105,600



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


Approximately 53% and 50% of net sales of benchtop laboratory equipment (41% and 37% of total revenues) for the three month periods ended
December 31, 2015 and 2014, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Approximately 19% and 21% of net sales of benchtop laboratory equipment (15% of total revenues for both periods) were derived from Torbal brand products for the three months ended December 31, 2015 and 2014, respectively.

Two customers accounted in the aggregate for approximately 14% and 18%
of the net sales of the Benchtop Laboratory Equipment Operations and 11% and 13% of total revenues for the three months ended December 31, 2015, and 2014, respectively. Sales of catalyst research instruments generally comprise a few very large orders averaging at least $100,000 per order to a limited number of customers, who differ from order to order. Sales to three different customers represented approximately 92% and 84% of the Catalyst Research Instrument Operations' net sales, respectively, and 19% and 21% of total revenues for the three months ended
December 31, 2015 and 2014, respectively.

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Six months ended December 31, 2015:

 Revenues      $2,846,500   $  567,500  $  58,600  $    -    $3,472,600
 Foreign Sales	1,363,400      113,300       -		-     1,476,700
 Income (Loss) from
    Operations	  242,400   (   92,200) (  62,900) (  22,100)    65,200
 Assets	      	4,352,600    2,319,200    728,800    578,300  7,978,900
 Long-Lived Asset
    Expenditures    8,400         -         5,700       -        14,100
 Depreciation and
    Amortization  148,000       13,900     48,900       -       210,800


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

Approximately 50% and 48% of net sales of benchtop laboratory equipment (41% and 33% of total revenues) for the six month periods ended December 31, 2015 and 2014, respectively, were derived from the segment's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 13% and 16% of the segment's net sales for the six month periods ended December 31, 2015 and 2014, and 11% of total revenues for each of the six month periods ended December 31, 2015 and 2014.

Approximately 20% of net sales of benchtop laboratory equipment were derived from Torbal brand products for each of the six months ended December 31, 2015 and 2014, and 16% and 14% of total revenues, respectively.

For the six month periods ended December 31, 2015 and 2014, catalyst research Instruments sales to three and six different customers in each of the six month periods, accounted for approximately 88% and 97% of the segment's net sales and 14% and 28% of total revenues, respectively.

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


The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at December 31, 2015 and June 30, 2015 according to the valuation techniques the Company used to determine their fair values:



                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                            Fair Value at
                            December 31, 2015 Level 1   Level 2  Level 3
                            ______________  __________ _______  ________
Cash and cash equivalents   $  666,900      $  666,900 $  -     $  -
Restricted cash		       300,000	       300,000    -	   -
Available for sale securities  278,200	       278,200    -        -
                            __________      __________ _______  _________
Total			    $1,245,100	    $1,245,100 $  -     $  -
                            ==========      ========== ======== =========
Liabilities:
 Contingent consideration   $  266,200	    $  	  -    $  -	$266,200
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
                                ==========  ==========  ======= ========

Investments in marketable securities classified as available-for-sale by security type at December 31, 2015 and June 30, 2015 consisted of the following:


                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At December 31, 2015:
   Available for sale:
   Equity securities		     $  29,300	 $  38,200  $     8,900
   Mutual funds			       257,100	   240,000	(17,100)
                                     _________   _________  ____________
				     $ 286,400	 $ 278,200  $   ( 8,200)
                                     =========   =========  ============



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

  Inventories for financial statement purposes are based on perpetual inventory records at December 31, 2015 and based on a physical count as of June 30, 2015. Components of inventory are as follows:

			    December 31,  	  June 30,
				2015   		     2015
                            ____________        __________

	Raw Materials         $1,439,000	$1,420,800
	Work in process        1,510,400    	   442,900
	Finished Goods           313,100	   350,000
                              __________        __________
			      $3,262,500	$2,213,700
                              ==========        ==========

7.   Earnings (loss) per common share:

  Basic earnings (loss) per common share are computed by dividing net income
  (loss) by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

Earnings (loss) per common share was computed as follows:



             		For the Three Month	       For the Six Month
             		Periods Ended	    	       Period Ended
                        December 31,                   December 31,
                        ____________________________  ______________________
			    2015          2014   	 2015       2014

Net income (loss)	 $     94,400 ($   138,000)  $  34,300 ($  299,300)
                         ============ =============  =========  ===========
Weighted average common
  shares outstanding   	    1,489,112	 1,479,112   1,489,112   1,475,960
Dilutive  securities	         -   	      -           -           -
                            __________   __________  __________  __________
Weighted average dilutive
  common shares outstanding 1,489,112    1,479,112   1,489,112   1,475,960
                            ==========   ==========  ==========  ==========
Basic and diluted earnings
  (loss) per common share   $  .06	($  .09)      $  .02     ($  .20)
                            ======      ========      ======     ========

Approximately 38,500 and 51,000 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three and six month periods ended December 31, 2015 and 2014, respectively, because the effect would be anti-dilutive.

8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $705,300 as of December 31, 2015 and June 30, 2015, all of which is deductible for tax purposes.

 The components of other intangible assets are as follows:

			  Useful                Accumulated
			  Lives       Cost      Amortization      Net
                          ______    __________  ____________  _________
 At December 31, 2015:
 Technology, trademarks  5/10 yrs.  $1,215,800  $   682,600   $ 533,200
 Trade names                6 yrs.     140,000 	     42,800      97,200
 Websites                   5 yrs.     210,000       77,000     133,000
 Customer relationships  9/10 yrs.     357,000      246,500     110,500
 Sublicense agreements    10 yrs.      294,000      121,300	172,700
 Non-compete agreements    5 yrs.      384,000      210,900     173,100
 Intellectual Property,
 Research & Development
 (IPR&D)                   3 yrs.      110,000       67,200      42,800
 Other intangible assets   5 yrs.      169,800      151,100      18,700
                                    __________   __________  __________
	  			    $2,880,600   $1,599,400  $1,281,200
                                    ==========   ==========  ==========

			  Useful                Accumulated
			  Lives       Cost      Amortization      Net
                          ______    __________  ____________  _________
 At June 30, 2015:
 Technology, trademarks  5/10 yrs.  $1,226,800 $   624,200    $  602,600
 Trade names                6 yrs.     140,000 	    31,100       108,900
 Websites                   5 yrs.     210,000      56,000       154,000
 Customer relationships  9/10 yrs.     357,000     236,200       120,800
 Sublicense agreements    10 yrs.      294,000     106,600	 187,400
 Non-compete agreements    5 yrs.      384,000     182,700       201,300
 Intellectual Property,
 Research & Development
 (IPR&D)                   3 yrs.      110,000      48,900        61,100
 Other intangible assets   5 yrs.      164,000     148,200        15,800
                                    __________  __________    __________
	  			    $2,885,800  $1,433,900    $1,451,900
                                    ==========  ==========    ==========

Total amortization expense was $87,500 and $88,200 for the three months ended December 31, 2015 and 2014, respectively and $173,800 and $176,300 for the six months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, estimated future amortization expense related to intangible assets is $160,600 for the remainder of the fiscal year ending June 30, 2016, $337,000 for fiscal 2017, $324,000 for fiscal 2018, $246,600 for fiscal 2019, $80,400 for fiscal 2020 and $132,600 thereafter.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $184,900 to $666,900 as of December 31, 2015 from $482,000 as of June 30, 2015.

Operating activities used $167,400 of cash for the six months ended December 31, 2015 compared to $407,800 used during the six months ended December 31, 2014. The current year period reflected significantly higher amounts of work-in-process inventories related to a large impending order for catalyst research instruments, partially offset by the income generated during the period
compared to a loss in same period last year.   Cash used in investing
activities during the six months ended December 31, 2015 was $16,800 compared to cash provided of $14,900 for the six months ended December 31, 2014 primarily due to decreased capital expenditures and no redemptions of investment securities in the current year period. Net cash provided by financing activities increased to $369,100 for the six months ended December 31, 2015 compared to $143,200 in the prior year period due primarily to increased loan advances under the export-related line of credit to finance the export-related inventory purchases of catalyst research instruments.

The Company's working capital increased by $71,100 to $3,482,400 as of December 31, 2015 from working capital of $3,411,300 at June 30, 2015, mainly due to the income generated during the period.

The Company has two lines of credit with First National Bank of Pennsylvania - an Export-Related Revolving Line of Credit which is guaranteed by the Export-Import Bank of the United States which provides for export-related borrowings of up to $998,500 bearing interest at prime plus 2% (currently 5.50%) and an annual fee of 1.75%; and a second one-year Demand Line of Credit which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, which is collaterized by a cash collateral account of $300,000 which will be released upon certain financial criteria being met or the line being paid and terminated, which ever comes first. Advances on both lines are also secured by a pledge of the Company's assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of December 31, 2015 $470,000 was outstanding under the Export-Related line and no borrowings were made under the second line.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities, lines of credit, and operations.

Results of Operations

Financial Overview

The Company recorded income before income tax expense of $123,100 and $45,200 for the three and six month periods ended December 31, 2015 compared to a loss before income tax benefit amounting to $182,400 and $405,400 for the three and six month periods ended December 31, 2014, respectively. The improvement is primarily due to higher sales and margins generated by the Benchtop Laboratory Equipment Operations which produced income for the segment compared to losses last year. The results reflect non-cash amounts for depreciation and amortization of $105,600 and $210,800 for the three and six months ended December 31, 2015 compared to $110,000 and $220,100 respectively.

The Three Months Ended December 31, 2015 Compared With the Three Months Ended December 31, 2014

Net revenues for the three months ended December 31, 2015 increased by $337,100 (19.9%) to $2,028,200 from $1,691,100 for the three months ended December 31, 2014, primarily as a result of a $336,500 increase in revenues by the Benchtop Laboratory Equipment Operations, which reflected $295,500 of Torbal brand products sales compared to $256,000 in the prior year comparable period. Sales of the benchtop laboratory equipment products generally are pursuant to many small purchase orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $3,102,000 as of December 31, 2015, the majority of which are anticipated to be delivered by June 30, 2016; the backlog as of December 31, 2014 was $949,000.

The increase in gross profit percentage for the three months ended December 31, 2015 to 41.3% from 36.0% for the year earlier three month period was primarily due to the product mix and lower overhead costs of the Benchtop Laboratory Equipment Operations.

General and administrative expenses for the three month comparative periods ended December 31, 2015 and December 31, 2014 decreased by $50,700 (11.4%) to $395,700 from $446,400 primarily due to expenses incurred in the 2014 period by the Benchtop Laboratory Equipment Operations associated with the Bohemia facility move.

Selling expenses for the three months ended December 31, 2015 decreased by $2,200 to $227,200 from $229,400 for the three months ended December 31, 2014.

Research and development expenses for the three months ended December 31, 2015 decreased $32,000 (27.6%) to $84,100 from $116,100 for the three months ended December 31, 2014, primarily the result of decreased new product development by the Company's Benchtop Laboratory Equipment Operations due to the release of a new product.

Total other income (expense), net for the three month period ended December 31, 2015 decreased by $7,700 to ($7,600) from $100 for the three month period ended December 31, 2014 due to increased interest expense.

For the three months ended December 31, 2015, income tax expense was $28,700 compared to income tax benefit of $44,400 for the three months ended December 31, 2014 due to the income for the period compared to a loss in the prior year period.

As a result, the net income for the three months ended December 31, 2015 was $94,400 compared to a net loss of $138,000 for the three months ended December 31, 2014.

The Six Months Ended December 31, 2015 Compared With the Six Months Ended December 31, 2014

Net revenues for the six months ended December 31, 2015 increased by $119,400 (3.6%) to $3,472,600 compared to $3,353,200 for the six months ended December 31, 2014, primarily due to increases of $513,100 in sales of benchtop laboratory equipment, partially offset by a $403,200 decrease in catalyst research instruments sales and an increase of $9,500 in revenues of the Bioprocessing Systems Operations. The 2015 benchtop laboratory equipment sales included $565,400 of Torbal brand product sales compared to $467,500 in the prior year period. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings in revenues.

The gross profit percentage for the six months ended December 31, 2015 increased to 41.3% compared to 35.5% for the six months ended December 31, 2014, due principally to product mix and lower overhead costs of the Benchtop Laboratory Equipment Operations.

General and administrative expenses decreased by $48,700 (5.7%) to $803,900 for the six months ended December 31, 2015 from $852,600 for the comparable period of the prior year, due primarily to the expenses in the prior year period for the Benchtop Laboratory Equipment Operations, associated with the Bohemia facility move.

Selling expenses for the six months ended December 31, 2015 decreased by $130,500 (24.9%) to $394,200 from $524,700 for the six months ended December 31, 2014, primarily the result of decreased commissions due to sales mix and exhibitions expense for the Catalyst Research Instruments Operations.

Research and development expenses for the six months ended December 31, 2015 decreased $53,700 (24.1%) to $169,500 compared to $223,200 for the six months ended December 31, 2014, primarily the result of decreased new product development by the Benchtop Laboratory Equipment Operations and the Catalyst Research Instruments Operations as new products were launched.

Total other income (expense), net, for the six month period ended December 31, 2015 decreased to ($20,000) from $5,800 for the six months ended December 31, 2014 primarily due to increased interest expense.

For the six month period ended December 31, 2015 income tax expense was $10,900 compared to income tax benefit of $106,100 for the comparable period of the prior fiscal year due to the income for the period compared to a loss in the prior year period.

As a result, the net income for the six months ended December 31, 2015 was $34,300 compared to a net loss of $299,300 for the six months ended December 31, 2015.

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



	(b) Reports on Form 8-K:

	Report dated January 26, 2016 reporting under Item 1.01 and 5.07.

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

Date: February 12, 2016