Form 10-Q
period 2016-03-31
SCIENTIFIC INDUSTRIES INC
filed 2016-05-12
CIK 87802

UNITED STATES
	  SECURITIES AND EXCHANGE COMMISSION
	      Washington, D.C. 20549

	            FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2016

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                               __________  _________

Commission File Number:             0-6658
                       ______________________________
                  SCIENTIFIC INDUSTRIES, INC.
____________________________________________________________________
   (Exact name of registrant as specified in its charter)

       Delaware         		      04-2217279
____________________________    _________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

80 Orville Drive, Suite 102, Bohemia, New York             11716
______________________________________________          __________
(Address of principal executive offices)		(Zip Code)

                     (631)567-4700
____________________________________________________
(Registrant?s telephone number, including area code)

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

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of May 1, 2016 was 1,489,112 shares.

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

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                             March 31,    June 30,
                                           	2016         2015
                                           _____________ __________
Current Assets:		                    (Unaudited)
  Cash and cash equivalents		    $1,081,000   $  482,000
  Restricted cash			       300,000	    300,000
  Investment securities			       282,300	    281,800
  Trade accounts receivable, net	       717,100	  1,081,700
  Inventories				     3,674,900	  2,213,700
  Prepaid expenses and other current assets     54,800	     68,600
  Deferred taxes			       104,400	    114,200
                                             _________    _________
Total current assets			     6,214,500	  4,542,000

Property and equipment, net	       	       222,300	    235,200

Intangible assets, net  		     1,195,400	  1,451,900

Goodwill				       705,300	    705,300

Other assets            			52,500	     52,500

Deferred taxes				       208,300	    154,500
                                            __________   __________
Total assets                                $8,598,300	 $7,141,400
                                            ==========   ==========

	LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable			    $  422,300	 $  227,600
  Customer advances			       267,800	     76,400
  Bank line of credit			       970,000	       -
  Notes payable				       200,000	    200,000
  Accrued expenses and taxes		       714,900	    519,900
  Contingent consideration, current portion    128,900	    106,800
                                            __________   __________
   		Total current liabilities    2,703,900	  1,130,700

Contingent consideration, less
  current portion	                       137,300	    260,300
                                            __________   __________
        Total liabilities		     2,841,200	  1,391,000
                                            __________   __________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,508,914 outstanding at
    March 31, 2016 and June 30, 2015   		75,400	     75,400
  Additional paid-in capital                 2,497,900	  2,486,700
  Accumulated other comprehensive loss     (     5,200)	(     3,300)
  Retained earnings                          3,241,400	  3,244,000
                                           ___________   __________
                                             5,809,500	  5,802,800
  Less common stock held in treasury, at cost,
   19,802 shares                                52,400	     52,400
                                            __________   __________
        Total shareholders' equity           5,757,100	  5,750,400
                                            __________   __________
        Total liabilities and
                 shareholders' equity       $8,598,300	 $7,141,400
                                            ==========   ==========


See notes to unaudited condensed consolidated financial statements

           SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                            For the Three Month	   For the Nine Month
                            Periods Ended          Periods Ended
                            March 31,              March 31,
                         ______________________ ______________________
                              2016      2015        2016       2015
                         __________  __________ __________  __________
Revenues                 $1,674,300  $1,729,200 $5,146,900  $5,082,400
Cost of sales		    993,100     961,900  3,032,900   3,125,800
                         __________  __________ __________  __________
Gross profit                681,200     767,300  2,114,000   1,956,600
                         __________  __________ __________  __________
Operating expenses:
 General & administrative   426,700     433,900  1,230,500   1,286,500
 Selling                    196,200     202,200    590,400     726,900
 Research & development      93,400      94,500    263,000     317,700
                         __________  __________ __________  __________
  Total operating
  expenses  		    716,300     730,600  2,083,900   2,331,100
                         __________  __________ __________  __________
Income (loss) from
 operations   		 (   35,100)     36,700     30,100  (  374,500)
                         __________  __________ __________  __________
Other income (expense):
 Investment income	        300       1,100      5,700      10,700
 Other			        200  (    4,600) (   3,000) (	 5,700)
 Interest expense	 (   13,700) (    1,600) (  35,900) (    4,300)
                         __________  __________ __________  __________
  Total other income,
  (expense) net		 (   13,200) (    5,100) (  33,200)        700
                         __________  __________ __________  __________
Income (loss) before
 income taxes (benefit)  (   48,300)     31,600  (   3,100)  ( 373,800)
                         __________  __________ __________  __________
Income tax expense (benefit):
  Current		      2,200      34,800     43,100   (  56,200)
  Deferred		 (   13,600) (   22,200) (  43,600)  (  37,300)
                         __________  __________ __________  __________
Total income (loss) tax
  expense (benefit)	 (   11,400)     12,600  (     500)  (  93,500)
                         __________  __________ __________  __________
Net income (loss)        ($  36,900) $   19,000  ($  2,600)  ($280,300)
                         ==========  ========== ==========  ==========

Basic earnings (loss) per common
 share	                 ($  .02)    $  .01	  $  .00      ($  .19)

Diluted earnings (loss) per common
 share  		 ($  .02)    $  .01	  $  .00      ($  .19)

Cash dividends declared
 per common share	  $   -      $   -	  $   -	       $   -

  See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)




		                For the Three Month    For the Nine Month
                                Periods Ended          Periods Ended
                                March 31,              March 31,
                                ___________________   ______________________
                                   2016      2015         2016       2015
                                ___________________   ______________________
Net income (loss)		($ 36,900) $ 19,000   ($   2,600) ($ 280,300)
                                _________  ________   __________  __________
Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax			    3,000     2,900   (    1,900) (    1,600)
                                _________  ________   __________  __________
Comprehensive income (loss)     ($ 33,900) $ 21,900   ($   4,500) ($ 281,900)
                                =========  ========   ==========  ==========




    See notes to unaudited condensed consolidated financial statements

        SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 	      For the Nine Month Periods Ended
                                             March 31, 2016    March 31, 2015
                                             _________________ _______________
Operating activities:
  Net income loss				  ($    2,600)	  ($  280,300)
                                                   __________     ____________
  Adjustments to reconcile net loss
   to net cash used in operating activities:
      Loss on sale of investments                         -             4,400
      Loss on asset disposal				 2,700		 -
      Depreciation and amortization		       319,100	      327,200
      Deferred income tax benefit		    (   43,600)	   (   37,300)
      Stock-based compensation			 	11,200	       10,200
      Income tax benefit of stock options exercised       - 		4,900
      Changes in operating assets and liabilities:
         Accounts receivable			       364,600	   (   72,900)
         Inventories		      	            (1,461,200)	   (  312,100)
         Prepaid expenses and other current assets      13,800	       11,900
         Accounts payable                              194,700	   (   48,600)
         Customer advances		               191,400	      235,400
         Accrued expenses and taxes	               195,000	   (   13,500)
  	 Other assets				  	  - 	   (   24,200)
                                                   ____________   ____________
       Total adjustments	        	    (  212,300)	       85,400
                                                   ____________   ____________
       Net cash used in
         operating activities			    (  214,900)    (  194,900)
                                                   ____________   ____________
Investing activities:
  Redemption of investment securities,
    available-for-sale					  -	      127,000
  Purchase of investment securities,
    available-for-sale				    (    2,700)	   (    3,800)
  Capital expenditures				    (   45,100)	   (   56,500)
  Purchase of intangible assets			    (    7,400)	   (    4,400)
                                                   ____________   ____________
       Net cash provided by
          (used in) investing activities	    (   55,200)	       62,300
                                                   ____________   ____________
Financing activities:
 Line of credit proceeds			       970,000	       250,000
 Line of credit repayments				  -	    (  150,000)
 Payment of contingent consideration		    (  100,900)	    (   98,900)
 Proceeds from exercise of stock options		  - 		18,800
 Principal payments on note payable		          -    	    (   26,700)
                                                   ____________   _____________
        Net cash provided by (used in) financing
          activities				      869,100 	    (    6,800)
                                                   ____________   _____________

 Net increase (decrease) in cash
  and cash equivalents				      599,000	   (   139,400)

Cash and cash equivalents, beginning of year	      482,000          493,700
                                                   __________       __________
Cash and cash equivalents, end of period	   $1,081,000       $  354,300
                                                   __________       __________
Supplemental disclosures:

Cash paid during the period for:
 Income taxes				 	   $   35,500	     $ 3,500
 Interest					       27,200          4,300


  See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2015. The results for the three and nine months ended March 31, 2016, are not necessarily an indication of the results for the full fiscal year ending
June 30, 2016.

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

In February 2016, the FASB issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments. The right-of-use asset will be based on the lease liability adjusted for certain costs such as direct costs. Lease expense will be recognized similar to current accounting guidance with operating leases resulting in a straight-line expense and financing leases resulting in a front-loaded expense similar to the current accounting for capital leases. This guidance becomes effective for the Company's fiscal 2020 first quarter, with early adoption permitted. This guidance must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and provides for certain practical expedients. The Company is currently evaluating the timing, impact and method of applying this guidance on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). Areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early application permitted.

The Company is currently evaluating the timing, impact and method of applying this guidance on its consolidated financial statements.

3.	Acquisition:

On February 26, 2014, the Company acquired substantially all the assets of a privately owned company consisting principally of inventory, fixed assets, and intangible assets related to the production and sale of a variety of laboratory and pharmacy balances and scales. The acquisition was pursuant to an asset purchase agreement whereby the Company paid the sellers $700,000 in cash, 126,449 shares of Common Stock valued at $427,500 and agreed to make additional cash payment based on a percentage of net sales of the business acquired equal to 8% for the period ended June 30, 2014 annualized, 9% for the year ended June 30, 2015, 10% for the year ending June 30, 2016 and 11% for the year ending June 30, 2017, estimated at a present value of $460,000 on the date of acquisition. Payments related to this contingent consideration for each period are due in September following the fiscal year. Contingent consideration payments amounted to $100,900 and $98,900 during the nine month periods ended March 31, 2016 and 2015, respectively.

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


Segment information is reported as follows (foreign sales are principally to customers in Europe and Asia):


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Three months ended March 31, 2016:

 Revenues       $1,279,300 $  364,900   $   30,100 $    -     $1,674,300
 Foreign Sales	   597,300     25,900         -	        -	 623,200
 Income(Loss)from
    Operations       2,800      5,500 (    29,600)  ( 13,800) (   35,100)
 Assets     	 4,358,700  2,898,400      746,200   595,000   8,598,300
 Long-Lived Asset
    Expenditures    31,500      3,200        3,700      -         38,400
 Depreciation and
    Amortization    74,800      9,000       24,500      -        108,300



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




Approximately 50% and 53% of net sales of benchtop laboratory equipment for the three month periods ended March 31, 2016 and 2015, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 22% and 21% of total benchtop laboratory equipment sales were derived from the Torbal Scales Division for the three months ended March 31, 2016 and 2015, respectively.

Two benchtop laboratory equipment customers accounted for approximately 19% and 18% of the segment's net sales for the three month periods ended March 31, 2016 and 2015 (15% and 17% of total revenues, respectively, for the periods).

Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales to two customers in the three months ended March 31, 2016 and two different customers in the three months ended March 31, 2015, accounted respectively for 86% and 64% of the segment's net sales for each of the periods (19% and 5% of total revenues for the respective periods).



               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ __________
Nine months ended March 31, 2016:

 Revenues	$4,125,900  $  932,300  $   88,700 $    -    $5,146,900
 Foreign Sales	 1,960,700     139,200        -         -     2,099,900
 Income(Loss)from
    Operations     245,200  (   86,700) (   92,500) ( 35,900)    30,100
 Assets     	 4,358,700   2,898,400     746,200   595,000  8,598,300
 Long-Lived Asset
    Expenditures    39,900       3,200       9,400      -        52,500
 Depreciation and
    Amortization   222,800      22,900      73,400      -       319,100



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





Approximately 50% of net sales of benchtop laboratory equipment for both the nine month periods ended March 31, 2016 and 2015, were derived from sales of the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 21% and 20% of total benchtop laboratory equipment sales for the nine months ended March 31, 2016 and 2015, respectively, were derived from sales of the Torbal Scales Division.

Two benchtop laboratory equipment customers, accounted for approximately 15% and 17% of the segment's net sales (12% and 13% of total revenues) for the nine month periods ended March 31, 2016 and 2015, respectively.

Sales of catalyst research instruments to four customers in the nine months ended March 31, 2016 and to seven other customers in the nine months ended March 31, 2015 accounted for approximately 87% and 97% of that segment's net sales (16% and 19% of total revenues) for the respective nine month periods.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2016 and June 30, 2015 according to the valuation techniques the Company used to determine their fair values:



                                    Fair Value Measurements Using Inputs
                                                Considered as

Assets:
                            Fair Value at
                            March 31, 2016 Level 1   Level 2  Level 3
                            ______________  __________ _______  ________
Cash and cash equivalents   $1,081,000      $1,081,000 $  -     $  -
Restricted cash		       300,000	       300,000    -	   -
Available for sale securities  282,300	       282,300    -        -
                            __________      __________ _______  _________
Total			    $1,663,300	    $1,663,300 $  -     $  -
                            ==========      ========== ======== =========
Liabilities:
 Contingent consideration   $  266,200	    $  	  -    $  -	$266,200
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
                                ==========  ==========  ======= ========

Investments in marketable securities classified as available-for-sale by security type at March 31, 2016 and June 30, 2015 consisted of the following:


                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At March 31, 2016:
   Available for sale:
   Equity securities		     $  29,300	 $  39,700  $    10,400
   Mutual funds			       258,200	   242,600	(15,600)
                                     _________   _________  ____________
				     $ 287,500	 $ 282,300  $   ( 5,200)
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

At interim reporting periods, inventories for financial statement purposes are based on perpetual inventory records. Components of i nventory are as follows:

			      March 31,  	  June 30,
				2016   		     2015
                            ____________        __________

	Raw Materials         $1,465,500	$1,420,800
	Work in process        1,805,700    	   442,900
	Finished Goods           403,700	   350,000
                              __________        __________
			      $3,674,900	$2,213,700
                              ==========        ==========

7.	Earnings (Loss) per common share:

Basic earnings (loss) per common share are computed by dividing net income
(loss) by the weighted-average number of shares outstanding. Diluted earnings (loss) per common share include the dilutive effect of stock options, if any.

       Earnings (Loss) per common share was computed as follows:

                           For the Three Month	  For the Nine Month
                           Periods Ended	  Periods Ended
                           March 31,           	  March 31,
                           _____________________  ____________________
    			      2016        2015     2016        2015
                           _____________________  ____________________

Net income (loss)         ($  36,900)  $  19,000 ($  2,600) ($ 280,300)
                          ===========  ========= ========== ===========
Weighted average common
 shares outstanding        1,489,112   1,479,112  1,489,112  1,477,375
Effect of dilutive
 securities                     -           -          -          -
                           _________   _________  _________  _________
Weighted average dilutive
common shares outstanding  1,489,112   1,479,112  1,489,112  1,477,375
                           =========   =========  =========  =========
Basic earnings (loss) per
common share		  ($   .02)     $   .01   $   .00    ($   .19)
                          =========     =======   =========  =========
Diluted earnings (loss) per
common share 		  ($   .02)	$   .01   $   .00    ($   .19)
                          =========     =======   =========  =========

Approximately 38,500 and 51,000 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three and nine month periods ended March 31, 2016 and 2015, because the effect would be anti-dilutive.



8.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions. Goodwill amounted to $705,300 as of March 31, 2016 and June 30, 2015, respectively, all of which is deductible for tax purposes.

The components of other intangible assets are as follows:

			  Useful                Accumulated
			  Lives       Cost      Amortization      Net
                          ______    __________  ____________  _________
 At March 31, 2016:
 Technology, trademarks  5/10 yrs.  $1,215,800  $   715,900   $ 499,900
 Trade names                6 yrs.     140,000 	     46,700      93,300
 Websites                   5 yrs.     210,000       87,500     122,500
 Customer relationships  9/10 yrs.     357,000      254,100     102,900
 Sublicense agreements    10 yrs.      294,000      128,600	165,400
 Non-compete agreements    5 yrs.      384,000      225,000     159,000
 intellectual property,
  research & development
  (IPR&D)                  3 yrs.      110,000       76,300      33,700
 Other intangible assets   5 yrs.      171,400      152,700      18,700
                                    __________   __________  __________
	  			    $2,882,200   $1,686,800  $1,195,400
                                    ==========   ==========  ==========

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
                                    __________  __________    __________
	  			    $2,885,800  $1,433,900    $1,451,900
                                    ==========  ==========    ==========

Total amortization expense was $89,400 and $86,900 for the three months ended March 31, 2016 and 2015, respectively and $263,200 for both the nine months ended March 31, 2016 and 2015. As of March 31, 2016, estimated future amortization expense related to intangible assets is $71,200 for the remainder of the fiscal year ending June 30, 2016, $337,000 for fiscal 2017, $324,000 for fiscal 2018, $246,600 for fiscal 2019, $80,400 for fiscal 2020, and $136,200 thereafter.

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

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased $599,000 to $1,081,000 as of March 31, 2016 from $482,000 as of June 30, 2015.

Operating activities used cash of $214,900 for the nine month period ended March 31, 2016 as compared to the $194,900 for the nine month period ended March 31, 2015. The current year period reflected higher amounts of work-in-progress inventories for the Catalyst Research Instruments Operations related to a significant impending order to be shipped overseas, partially offset by lower accounts receivable balances and increases in accounts payable, customer advances, and accrued expenses. Net cash used in investing activities was $55,200 for the nine months ended March 31, 2016 compared to net cash provided of $62,300 for the comparable period last year primarily due to the lack of investment securities redemptions in the current year. Net cash provided by financing activities was $869,100 for the nine months ended March 31, 2016 compared to $6,800 used in the comparable prior year period primarily due to the proceeds from the export-related line of credit to finance the inventories for a significant catalyst research instrument order for overseas.

The Company's working capital increased by $99,300 to $3,510,600 as of March 31, 2016 from $3,411,300 at June 30, 2015.

The Company has two lines of credit with First National Bank of Pennsylvania - an Export-Related Revolving Line of Credit which is guaranteed by the Export-Import Bank of the United States which provides for export-related borrowings of up to $998,500 bearing interest at prime plus 2% (currently 5.50%) and an annual fee of 1.75%; and a second one-year Demand Line of Credit which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, which is collaterized by a cash collateral account of $300,000 which will be released upon certain financial criteria being met or the line being paid and terminated, which ever comes first. Advances on both lines are also secured by a pledge of the Company's assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of March 31,

2016 $970,000 was outstanding under the Export-Related line and no borrowings were made under the second line.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources, including its cash and cash equivalents, the line of credit and investment securities.

Results of Operations
_____________________

Financial Overview

The Company reported a loss before income tax benefit amounting to $48,300 and $3,100, respectively, for the three and nine month periods ended March 31, 2016, compared to $31,600 of income before income tax expense and a $373,800 loss before income tax benefit for the three and nine month periods ended March 31, 2015, respectively. The results reflect non-cash amounts for depreciation and amortization of $108,300 and $319,100 for the three and nine months ended March 31, 2016 compared to $107,100 and $327,200 for the prior periods, respectively.

The loss for the current three month period compared to the prior year period's income is due primarily to lower sales of benchtop laboratory equipment compared to the prior year period which benefitted from an unusual backlog related to the facility move in the prior year, and lower overseas sales of benchtop laboratory equipment. The improvement in the current year nine month period's operating results is primarily due to higher sales and margins generated by the Benchtop Laboratory Equipment Operations which benefitted from some large orders from overseas and the absence of moving expenses incurred in the prior year period.

The Three Months Ended March 31, 2016 Compared With the Three Months Ended March 31, 2015
____________________________________________________________________

Net revenues for the three months ended March 31, 2016 decreased by $54,900 (3.2%) to $1,674,300 from $1,729,200 for the three months ended March 31, 2015 as a result of a $278,700 decrease in benchtop laboratory equipment sales, partially offset by increases of $220,300 and $3,500 in catalyst research instrument sales and bioprocessing systems revenues, respectively. Sales of benchtop laboratory equipment products generally comprise many small orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $3,027,000 as of March 31, 2016, most of which is expected to be delivered by fiscal year end, as compared to the backlog of $1,154,000 as of March 31, 2015. The Benchtop Laboratory Equipment Operations sales included $248,300 and $287,500 of Torbal brand product sales for the three months ended March 31, 2016 and 2015, respectively.

The gross profit for the three months ended March 31, 2016 was 40.7% compared to 44.4% for the three months ended March 31, 2015, due primarily to sales mix, partially offset by lower overhead costs of the Benchtop Laboratory Equipment Operations.

General and administrative expenses for the three months ended March 31, 2016 decreased $7,200 (1.7%) to $426,700 compared to $433,900 for the three months ended March 31, 2015, primarily due to decreased travel expenses for the Bioprocessing Systems Operations.

Selling expenses for the three months ended March 31, 2016 decreased $6,000 (3.0%) to $196,200 from $202,200 for the three months ended March 31, 2015, primarily due to decreased sales commissions for catalyst research instruments due to sales mix.

Research and development expenses for the three months ended March 31, 2016 decreased slightly to $93,400 from $94,500 for the three months ended March 31, 2015.

Total other expense amounted to $13,200 for the three months ended March 31, 2016 compared to expense of $5,100 for the three months ended March 31, 2015 due primarily to increased interest expense.

The Company recorded an income tax benefit of $11,400 for the three months ended March 31, 2016 compared to income tax expense of $12,600 for the three months ended March 31, 2015 due to the loss for the current period.

As a result of the foregoing, the net loss was $36,900 for the three months ended March 31, 2016, compared to net income of $19,000 for the three months ended March 31, 2015.


Nine Months Ended March 31, 2016 Compared With the Nine Months Ended March 31, 2015
____________________________________________________________________

Net revenues increased by $64,500 (1.3%) to $5,146,900 for the nine months ended March 31, 2016 compared to $5,082,400 for the nine months ended March 31, 2015, due to increases of $234,500 in benchtop laboratory equipment and $13,000 in bioprocessing revenues; partially offset by decreases of $183,000 in catalyst research instrument sales. The 2016 benchtop laboratory equipment sales included $850,500 of Torbal brand product sales compared to $797,300 in the prior year period.

The gross profit percentage for the nine months ended March 31, 2016 increased to 41.1% compared to 38.5% for the nine months ended March 31, 2015, due principally to product mix and lower overhead costs of the Benchtop Laboratory Equipment Operations.

General and administrative expenses decreased by $56,000 (4.4%) to $1,230,500 for the nine months ended March 31, 2016 from $1,286,500 for the comparable period of the prior year, due primarily to the absence of the costs associated with the move of the Company's principal facility in the prior year.

Selling expenses for the nine months ended March 31, 2016 decreased by $136,500 (18.8%) to $590,400 from $726,900 for the nine months ended
March 31, 2015, primarily the result of decreased commissions due to sales mix and exhibitions expense for the Catalyst Research
Instruments Operations.

Research and development expenses for the nine months ended March 31, 2016 decreased by $54,700 (17.2%) to $263,000 from $317,700 for the nine months ended March 31, 2015, primarily due to decreased new product development expenses by the Company's Benchtop Laboratory Equipment Operations as new products were completed and are being launched.

Total other expense was $33,200 for the nine month period ended March 31, 2016 compared to income of $700 for the nine month period ended March 31, 2015 due to the increased interest expense.

Income tax benefit for the nine months ended March 31, 2016 was $500 compared to $93,500 for the nine months ended March 31, 2015.

As a result of the foregoing, the net loss for the nine months ended March 31, 2016 was $2,600 compared to $280,300 for the nine months ended March 31, 2015.



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

Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Number:	Description



4(c)		Amendment to the Company's 2012 Stock
                Option Plan.

31.1		Certification of Chief Executive Officer
                and Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of
                2002.

32.1		Certification of Chief Executive Officer
                and Chief Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of
                2002.

(b) Reports on Form 8-K:

               Filed on January 12, 2016 reporting under
               Items 1.01 and 5.07.

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

Date: May 12, 2016