Form 10-K
period 2016-06-30
SCIENTIFIC INDUSTRIES INC
filed 2016-10-11
CIK 87802

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                      FORM 10-K
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
				For the fiscal year ended     June 30, 2016

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                      to
          Commission file number 0-6658

		           SCIENTIFIC INDUSTRIES, INC.
                 _________________________________________
                 (Exact Name of Registrant in Its Charter)

       Delaware                                            04-2217279
_______________________________                         _________________
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

80 Orville Drive, Suite 102, Bohemia, New York                  11716
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

            None                                 None
________________________        _________________________________________

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 2, 2016 is $2,768,300.

The number of shares outstanding of the registrant's common stock, par value $.05 per share ("Common Stock") as of September 2, 2016 is 1,489,112 shares.


             DOCUMENTS INCORPORATED BY REFERENCE

None.

                         SCIENTIFIC INDUSTRIES, INC.




                        Table of Contents

PART I

     ITEM 1.	BUSINESS                                                 4

     ITEM 1A.	RISK FACTORS                                             8

     ITEM 2.	PROPERTIES 						11

     ITEM 3.	LEGAL PROCEEDINGS 					11

     ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 	11

PART II

     ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES		11

     ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS					12

     ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		14

     ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE					14

     ITEM 9A.	CONTROLS AND PROCEDURES					14

     ITEM 9B.	OTHER INFORMATION					15

PART III

     ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	15

     ITEM 11.	EXECUTIVE COMPENSATION					17

     ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS				21

     ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE							22

     ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES			22

PART IV

     ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES		24

SIGNATURES								31

EXHIBIT 31.0	CERTIFICATION						32

EXHIBIT 32.0	CERTIFICATION						34

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

		Operating Segments. The Company views its operations as three segments: the manufacture and marketing of standard Benchtop Laboratory Equipment for research in university, pharmacy and industrial laboratories sold primarily through laboratory equipment distributors and online; the manufacture and marketing of custom-made Catalyst Research Instruments for universities, government laboratories, and chemical and petrochemical companies; and the development and sublicensing of bioprocessing systems and products for research in university and industrial laboratories.
For certain financial information regarding the Company's operating segments, see Note 2 to the consolidated financial statements included under Item 8.



		Products.

		Benchtop Laboratory Equipment.   The Company's Benchtop
Laboratory Equipment products consist of mixers and shakers, rotators/ rockers, refrigerated and shaking incubators, and magnetic stirrers sold under the "Genie(TM)" brand, and pharmacy and laboratory balances, force gauges, and moisture analyzers under the "Torbal(TM)" brand. Sales of the Company's principal product, the Vortex-Genie(R) 2 Mixer, excluding accessories, represented approximately 28% and 34% of the Company's total net revenues for each of the fiscal years ended June 30, 2016 ("fiscal 2016") and June 30, 2015 ("fiscal 2015"), and 50% of the segment's sales for both fiscal years.

		The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds.

		The Company's additional mixers and shakers include a high speed touch mixer; a mixer with an integral timer, a patented cell disruptor; microplate mixers, two vortex mixers incorporating digital control and display; a large capacity multi-vessel vortex mixer and orbital shakers.

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

		The Company's Torbal brand line of products include pharmacy, laboratory, and industrial digital scales, mechanical balances, moisture analyzers, and force gauges resulting from an acquisition in February 2014.

		Catalyst Research Instruments. The Catalyst Research Instrument products are offered through the Company's subsidiary, Altamira. Its flagship product is the AMI-300(TM), which is used to perform traditional catalyst characterization experiments on an unattended basis. The product also features a stand-alone personal computer to control the instrument and incorporates proprietary LabVIEW(R)-based software. The Company's AMI-300 Catalyst Characterization Instrument incorporates a sophisticated data handling package and is designed to perform dynamic temperature-programmed catalyst characterization experiments. All AMI model instruments are designed or adapted to a customer's individual requirements.

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

		Bioprocessing Systems. The Company, through SBI, is engaged in the design and development of bioprocessing products which the Company began marketing during fiscal 2016, principally coaster systems using disposable sensors for vessels with volumes ranging from 250 milliliter to five liters. The Company expects to commence production of these products in the fiscal year ending June 30, 2017. In addition, the Company sublicenses the patents and technology it holds relating to bioprocessing systems exclusively under a license with the University of Maryland, Baltimore County, ("UMBC"), for which it receives royalties.

		Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

		Major Customers. Sales, principally of the Vortex-Genie 2 Mixer, to two customers, represented for fiscal 2016 and fiscal 2015, 9% and 12% of total revenues, respectively, and 15% and 17% of Benchtop Laboratory Equipment product sales, respectively. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $100,000 to a limited number of customers. In fiscal 2016, sales to one customer accounted for 61% of the segment's sales (26% of total revenues). In fiscal 2015, sales to a different customer accounted for 12% of the segment's sales (4% of total revenues).

		Marketing.

		Benchtop Laboratory Equipment. The Company's Benchtop Laboratory Equipment products sold under the "Genie" brand are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors, who sell the Company's products through printed catalogs, websites and sales force. The Company's "Torbal" brand products are primarily marketed and sold online , and primarily on a direct basis, with only a few distributors. The Company also markets products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, the Company's websites, one sales manager and one director of marketing in the U.S., and a consultant in Europe.

		In general, due to the reliance on sales through the catalog distribution system, it takes two to three years for a new benchtop laboratory equipment product to begin generating meaningful sales.

		Catalyst Research Instruments. The Company's Catalyst Research Instrument products are sold directly worldwide to universities, government laboratories, and chemical and petrochemical companies through its sales personnel and independent representatives engaged on a commission basis. Its marketing efforts include attendance at various trade shows, Altamira's website, outside sales representatives, and printed materials.

		Bioprocessing Systems. The Company's Bioprocessing Systems products, are currently under development and the Company expects to begin production during the fiscal year ending June 30, 2017, although no assurances can be given, and will be offered both directly and through distribution worldwide to university, industrial, and government laboratories. The Company began marketing the products during fiscal 2016 via its new website, trade shows, and online marketing.

		Assembly and Production. The Company has an operating facility in Bohemia, New York at which its Benchtop Laboratory Equipment operations are conducted and one in Pittsburgh, Pennsylvania at which its Catalyst Research Instruments operations are conducted. The Company also has a small sales and marketing office in Oradell, New Jersey related to its Torbal division. The Company's production operations principally involve assembly of components supplied by various domestic and international independent suppliers. The Company has not commenced production of bioprocessing products, but anticipates that its current facilities will be adequate for such purpose.

		Patents, Trademarks, and Licenses.

		The Company holds several United States patents relating to its products, including a patent which expires in February 2018 on the Roto-Shake Genie(R); a patent which expires in November 2022 on the MagStir Genie(R), MultiMagStir Genie(R), and Enviro-Genie(R), and a patent which expires in January 2029 on a biocompatible bag with integral sensors. The Company has several patent applications pending. The Company does not anticipate any material adverse effect on its operations following the expiration of the patents.

		The Company has various proprietary trademarks, including AMI(TM), BenchCAT(TM), Biocoaster(TM), BioGenie(R), Cellphase(R), Cellstation(R), Disruptor Beads(TM), Disruptor Genie(R), Enviro-Genie(R), Genie(TM), Incubator Genie(TM), MagStir Genie(R), MegaMag Genie(R), MicroPlate Genie(R), MultiMagStir Genie(R), Multi-MicroPlate Genie(R), Orbital-Genie(R), QuadMag Genie(R), Rotator Genie(R), SBI(R), Roto-Shake Genie(R), Torbal(R), TurboMix(TM), and Vortex-Genie(R), each of which it considers important to the success of the related product. The
Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

		The Company has several licensing agreements for technology and patents used in the Company's business, including an exclusive license from UMBC with respect to rights and know-how under a patent held by UMBC related to disposable sensor technology, which the Company further sublicenses on an exclusive basis to a German company, and non-exclusive rights held by the Company as it relates to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters. The Company also holds a license to certain technology related to its patent for the Roto-Shake Genie. Total license fees paid by the Company under all its licenses for fiscal 2016 and fiscal 2015 amounted to $106,600 and $124,100, respectively.

		Foreign Sales. The Company's sales to overseas customers, principally in Asia and Europe, accounted for approximately 53% and 50% of the Company's net revenues for fiscal 2016 and fiscal 2015, respectively. Payments are in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

		Seasonality. The Company does not consider its business to be seasonal.

		Backlog.  Backlog for Benchtop Laboratory
Equipment products is not a significant factor because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. There is no backlog for Bioprocessing Systems. The backlog for Catalyst Research Instrument products as of June 30, 2016 was $995,000, all of which is expected to be filled by June 30, 2017, although no assurance can be given, as compared to a backlog of $2,570,400 as of June 30, 2015, all of which was filled in fiscal 2016.

		Competition.   Most of the Company's principal
competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company's main competition for its Benchtop Laboratory Equipment products derives from private label brand mixers offered by laboratory equipment distributors in the United States and Europe and products exported from China. However, the Company believes that despite its small size, it is a major market participant in the global vortex mixer market.

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

		The primary competition for the Company's Catalyst Research Instrument products is in the form of instruments produced internally by research laboratory staffs of potential customers. Major competitors in the United States include Quantachrome Instruments (which is also a customer) and Micromeritics Instrument Corporation, each a privately-held company. The Company sells instruments to Quantachrome under an OEM agreement.

       The potential major competitors for the Company's
Bioprocessing Systems are Applikon Biotechnology, B.V. (Netherlands), DASGIP Technology GmbH (Germany), and PreSens - Precision
Sensing GmbH (Germany).

		Research and Development. The Company incurred research and development expenses, the majority of which related to its Benchtop Laboratory Equipment products, of $349,000 during fiscal 2016 compared to $392,200 during fiscal 2015. The Company expects research and development expenditures in the fiscal year ending June 30, 2017 will be at approximately the same level as those in fiscal 2016.

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

		Employees.  As of September 2, 2016, the
Company employed 34 persons (24 for the Benchtop Laboratory Equipment operations and 10 for the Catalyst Research Instruments Operations) of whom 30 were full-time, including its three executive officers. All activities of the Bioprocessing Systems Operations are being performed by employees of the other two operations and consultants. None of the Company's employees are represented by any union.

		Available Information.  The Company's Annual
Report to Stockholders for fiscal 2016, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company's proxy material and solicitation as it relates to the Company's 2016 Annual Meeting of Stockholders. All the Company's reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the "SEC" or the "Commission"), including amendments to such reports, are available on the SEC's website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company's public filings can be accessed through the Company's website at https://scientificindustries.com/sec-filings.



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

Dependence on Major Customers

		Although the Company does not depend on any one single major customer, sales to two Benchtop Laboratory Equipment Operations customers accounted for a combined aggregate of 9% and 12% of its total revenues for fiscal 2016 and fiscal 2015, respectively. During fiscal 2016 one order from one customer for catalyst research instruments accounted for 26% of fiscal 2016 total revenues.

		No representation can be made that the Company will be successful in continuing to retain either or both customers, or not suffer a material reduction in sales either which could have an adverse effect on future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a
Substantial Portion of Revenues

		The Company has a limited number of Benchtop
Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 50% of Benchtop Laboratory Equipment sales, for each of fiscal 2016 and fiscal 2015, and 28% and 34% of total revenues for fiscal 2016 and fiscal 2015, respectively.

The Company is a Small Participant in Each of the Industries in Which It Operates

		The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie
2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($5,449,700 for fiscal 2016 and $5,410,500 for fiscal 2015) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete with on price. The Torbal line of products is also a small market participant in its industry with significant competition from well known brands.

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

 The Company's Ability to Grow and Compete Effectively Depends In
Part on Its Ability to Develop and Effectively Market New Products

 		The Company continuously invests in development and marketing of new Benchtop Laboratory Equipment products with a view to increasing revenues and reducing the Company's dependence on the Vortex-Genie 2 Mixer, including the acquisition of the Torbal line of products in fiscal 2014. However, gross revenues derived from such other Benchtop Laboratory Equipment products only amounted to $2,718,300 for fiscal 2016 and $2,716,100, for fiscal 2015. The segment's ability to compete will depend upon the Company's success in continuing to develop and market new laboratory equipment as to which no assurance can be given.

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

		The success of the Company's new Bioprocessing Systems operation will be heavily dependent on its ability to develop and produce new products. Such products are of a complex nature and are taking longer to develop than previously anticipated. In addition, they will be subject to beta testing by end users, which could result in design and/or production changes which could further delay development time. The sale and marketing of the products, at least initially, will be through the Company's attendance at trade shows, website, online marketing, and a few select distributors.

 		No assurance can be given that the amounts allocated by the Company for its new product development and sales and marketing programs will be sufficient to develop additional commercially feasible products which will be accepted by the marketplace, or that any distributor will include or retain any such products in its catalogs and websites.

The Company May Be Subject to General Economic, Political, and Social Factors

 		Orders for the Company's products, particularly its Catalyst Research Instruments products, depend in part, on the customer's ability to secure funds to finance purchases, especially government funding. Availability of funds can be affected by budgetary constraints. Factors including a general economic recession, the European crisis, slowdown in Asian economies, or a major terrorist attack may have a negative impact on the availability of funding including government or academic grants to potential customers.

 		As discussed in Item 1, the Company has
significant sales to overseas customers. The rising dollar against foreign currencies has a negative impact on sales, because the Company's products, which are paid in dollars, become more expensive.

		The Company's ability to secure new Catalyst
Research Instruments orders can also be affected by changes in domestic and international policies pertaining to energy and the environment, which could affect funding of potential customers.

The Company is Heavily Dependent on Outside Suppliers for the
Components of Its Products

		The Company purchases all its components from outside suppliers and relies on a few suppliers for some Benchtop Laboratory Equipment components, mostly due to cost considerations. Most of the Company's suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier.

		However, a shortage of such components could halt production and have a material negative effect on the Company's operations.

The Company's Ability to Compete Depends in Part on Its Ability
To Secure and Maintain Proprietary Rights to its Products

       	The Company has no patent protection for its principal Benchtop Laboratory Equipment product, the Vortex-Genie 2 Mixer, the Torbal balances, or for its Catalyst Research Instruments products and limited patent protection on a few other Benchtop Laboratory Equipment products. There are several competitive products available in the marketplace possessing similar technical specifications and design.

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

The Common Stock of the Company is Thinly Traded and is Subject to Volatility

       	As of September 2, 2016, there were 1,489,112 shares of Common Stock of the Company outstanding, of which 364,223 shares (25%) were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2016 on which no trades of the Company's Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

		No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2016.

                              PART II

Item 5.  Market for the Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.



   	The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2015 and fiscal 2016, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


For Fiscal Quarter Ended:	Low Bid      High Bid
_________________________       _______      ________
	09/30/14		3.00		3.25
	12/31/14		2.61		3.30
	03/31/15		2.50		3.00
	06/30/15		2.50		2.95
	09/30/15		2.43		3.00
	12/31/15		2.51		3.25
	03/31/16		2.51		2.90
	06/30/16		2.66		2.98



As of September 2, 2016, there were 317 record holders of the Company's Common Stock.

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


             	Overview. The Company reflected income before income tax expense of $218,900 for fiscal 2016 compared to a loss before income tax benefit of $7,300 for fiscal 2015, primarily due to the higher sales and profits from the Catalyst Research Instruments operations and higher profits from the Benchtop Laboratory Equipment operations, partially offset by losses incurred by the Bioprocessing Systems operations. The results reflected non-cash amounts for depreciation, amortization, and impairment of intangible assets of $641,600 for fiscal 2016 and $434,800 for fiscal 2015.

		Results of Operations.  Net sales for fiscal
2016 increased $1,749,200 (22.3%) to $9,597,600 from $7,848,400 for fiscal 2015, reflecting increases of $1,716,900 (74.1%) in net sales of catalyst research instruments, due to the large order to an overseas customer and $39,200 (.7%) in benchtop laboratory equipment sales, partially offset by a decrease of $6,900 (5.7%) in the Bioprocessing Systems operations revenues. The benchtop laboratory equipment sales reflected $1,175,800 of Torbal brand product sales for fiscal 2016, compared to $1,120,500 in fiscal 2015. The Company's Bioprocessing Systems operations, which began selling its new products expected to soon be fully marketable, reflected sales of $22,000 of such new products.

       Sales of catalyst research instruments are comprised of a small number of large orders, historically averaging more than $100,000 each, while the sales of benchtop laboratory equipment comprise of a large number of small orders. As of June 30, 2016, the order backlog for catalyst research instruments was $995,000, all of which is expected to be shipped during fiscal year ending June 30, 2017, compared to $2,570,400 as of June 30, 2015.

		Revenues derived from the Bioprocessing Systems Operations comprise primarily of net royalties received from sublicensees. The Company expects to start launching new products currently under development during the fiscal year ending June 30, 2017, although no assurance can be given.

	        The gross profit percentage for fiscal 2016 was 40.8% compared to 39.8% for fiscal 2015 due to higher margins on sales of catalyst research instruments resulting from the significant order in fiscal 2016, and higher margins on sales of benchtop laboratory equipment due to lower overhead costs.

		General and administrative expenses for fiscal
2016 decreased $5,700 (0.3%) to $1,695,200 compared to
$1,700,900 for fiscal 2015.

		Selling expenses for fiscal 2016 increased
$370,100 (35.4%) to $1,415,400 from $1,045,300 from for fiscal
2015 due primarily to increased outside sales commissions for the Catalyst Research Instruments operations related to a large overseas order.

	       Research and development expenses decreased by $43,200 (11.0%) to $349,000 for fiscal 2016 compared to
$392,200 for fiscal 2015, primarily due to decreased new product development costs incurred by the Benchtop Laboratory Equipment operations, partially offset by higher product development costs incurred by the Bioprocessing Systems operations.

	       Total other expense was $26,100 for fiscal
2016 compared to $9,500 income in fiscal 2015, due to the interest expense related to the financing of a large order for catalyst research instruments.

	        Income tax expense for fiscal 2016 was
$53,300 compared to a tax benefit of $16,000 for the prior year due to the income for the current year.

	        As a result of the foregoing, the Company recorded net income for fiscal 2016 of $165,600, compared to net income of $8,700 for fiscal 2015.

	         Liquidity and Capital Resources.  Cash
and cash equivalents increased by $763,000 to $1,245,000 as of June 30, 2016 from $482,000 as of June 30, 2015.

	        Net cash provided by operating activities was $880,400 for fiscal 2016 compared to $147,400 for fiscal 2015, primarily due to increased income, increased accounts payable and accrued expenses amounts, and an amount for impairment of intangible assets and a change in fair value of contingent consideration.

 	        Net cash provided by investing activities was $194,400 for fiscal 2016 compared to net cash used of $250,700 for fiscal 2015 primarily due to the release of previously held restricted cash as collateral for the Company's working capital line of credit with its bank.
The Company used $311,800 in financing activities in fiscal 2016 compared to cash provided of $91,600 in fiscal 2015, primarily due to the repayment of certain notes payable. The Company borrowed $970,000 under the export-import line of credit during fiscal 2016 to finance a large order of catalyst research instruments and repaid the debt at the end of fiscal 2016.

	       The Company's working capital increased
by $620,600 to $4,031,900 as of June 30, 2016 compared
to $3,411,300 as of June 30, 2015, mainly due to improved operating results excluding depreciation and amortization.



		The Company has two lines of credit through June 2017 with First National Bank of Pennsylvania - an
Export-Related Revolving Line of Credit which is guaranteed by the Export-Import Bank of the United States which provides for export-related borrowings of up to $200,000, bearing interest at prime plus 1% and an annual fee of 1.75% and a second one-year Demand Line of Credit which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently
3.50%. Advances on both lines are secured by a pledge of the Company's assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company.
As of June 30, 2016 no borrowings were outstanding under either line.

	        Management believes that the Company will be able to meet its cash flow needs during the 12 months ending June 30, 2017 from its available financial resources including the lines of credit, its cash and investment securities, and operations.

	          Capital Expenditures. During fiscal 2016, the Company incurred $92,000 in capital expenditures. The Company expects that based on its current operations, its capital expenditures will not be materially higher for the fiscal year ending June 30, 2017.

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

		The Chief Executive and Financial Officer of the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting as of June 30, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

		Based on the assessment of the Company's Chief Executive and Financial Officer of the Company, it was concluded that as of June 30, 2016, the Company's internal controls over financial reporting were effective based on these criteria.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors
		The Company has the following five Directors:

		Joseph G. Cremonese (age 80), a Director since November 2002 and Chairman of the Board since February 2006, has been, through his affiliate, a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of his affiliate, Laboratory Innovation Company, Ltd., which is a vehicle for technology transfer and consulting services for companies, engaged in the production and sale of products for science and biotechnology. Since March 2003, he has been a director of Proteomics, Inc., a producer of recombinant proteins for medical research. Prior to 1991, he had been employed by Fisher Scientific, the largest U.S. distributor of laboratory equipment.

		Roger B. Knowles (age 91), a Director since 1965, has been retired for the last five years.

		Grace S. Morin (age 68), a Director since December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition in November 2006 by the Company. Ms. Morin had been employed by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility as a full-time employee through March 31, 2009 and since that date as a part-time consultant.
Prior to December 2003, she was a general business consultant for two years, and prior thereto a member of senior management of a designer of gas flow environmental engineered products for approximately four years.

		Helena R. Santos (age 52), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001. Ms. Santos was an internal auditor with a major defense contractor from March 1991 to April 1994. She had been previously employed in public accounting.

		James S. Segasture (age 80), a Director since 1991, has been retired for the last five years.

		The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company following: the fiscal year ended June 30, 2016 - one director (Ms. Morin, Class B), the fiscal year ending June 30, 2017 - two directors (Mr. Cremonese and Mr. Knowles, Class C), and the fiscal year ending June 30, 2018 - two directors (Ms. Santos and Mr. Segasture, Class A).

Board Committees

		The Company's Stock Option Committee administers the Company's 2012 Stock Option Plan. The members of the committee are non-management Directors of the Company - James S. Segasture and Joseph G. Cremonese. The members of the Committee serve at the discretion of the Board. During fiscal 2016 the Stock Option Committee did not hold any meetings.

		Grace S. Morin and James S. Segasture are the current members of the Company's Compensation Committee serving at the discretion of the Board. The Committee administers the Company's compensation policies. During fiscal 2016, the Compensation Committee held one meeting.

		The Board of Directors acts as the Company's
Audit Committee, which in its function as the Committee, held four meetings during fiscal 2016. Ms. Santos, who is not "independent" and Ms. Morin are "financial experts" as defined by the Securities and Exchange Commission.

Executive Officers

		See above for the employment history of Ms.
Santos.

		Robert P. Nichols (age 55), employed by the
Company since February 1998, has served since August 2002 as Executive Vice President. Previously, he had been since May 2001 Vice President, Engineering. Prior to joining the Company, Mr. Nichols was an Engineer Manager with Bay Side Motion Group, a precision motion equipment manufacturer rom January 1996 to February 1998.

		Brookman P. March (age 71) has been Director of Sales and Marketing of Altamira, which has conducted the Catalyst Research Instruments operations since November 30, 2006 and its President since July 2008. He had been Vice President and a Director of Altamira from December 2003 until it was acquired by the Company. Mr. March is the husband of Ms. Morin, a Director of the Company.

		Karl D. Nowosielski (age 37), is the
President of the Torbal division of the Benchtop Laboratory
Equipment Operations and Director of Marketing for the Company. He had been until February 2014 Vice President of Fulcrum, Inc. (the seller of the Torbal division assets) since 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

		The Company believes that, for fiscal 2016, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

		The following table summarizes all
compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2016 and 2015.

                       SUMMARY COMPENSATION TABLE

_____________________________________________________________________

                                                  Non-      Non-
                                                  Equity    Qualified
                                                  Incentive Deferred
Name                                              Plan      Comp-
and                               Stock  Option   Comp-     ensation
Principal  Fiscal  Salary  Bonus  Awards Awards   ensation  Earnings
Position   Year    ($)     ($)    ($)    ($)      ($)       ($)
(a)        (b)     (c)     (d)    (e)    (f)      (g)       (h)
_____________________________________________________________________
Helena R.  2016    157,100  0         0      0        0         0
Santos,    2015    154,000  0         0      0        0         0
CEO,
President,
CFO
_____________________________________________________________________
Robert P.  2016    141,800  0         0    1,200(2)   0         0
Nichols,   2015    139,000  0         0    1,200(2)   0         0
Exec.
V.P.
_____________________________________________________________________
Brookman   2016    142,800  0         0    1,200(3)   0         0
P. March,  2015    140,000  0         0    2,800(3)   0         0
Director
of Sales
and
Marketing,
and
President of
Altamira
_____________________________________________________________________
Karl D.    2016   141,900    0         0   9,500(4)   0         0
Nowosielski2015   140,500    0         0   7,100(4)   0         0
President of
Torbal
Division
and Director
of Marketing
_____________________________________________________________________




                   SUMMARY COMPENSATION TABLE (CONTINUED)
_____________________________________________________________________
                     Changes
                     in
                     Pension
                     Value
                     and Non-
                     Qualified  All
Name                 Deferred   Other
and                  Comp-      Comp-
Principal  Fiscal    ensation   ensation   Total
Position   Year      Earnings   ($)        ($)
(a)        (b)                  (i)        (j)
_____________________________________________________________________
Helena R.  2016      0           6,300(1)  163,400
Santos,    2015      0           6,200(1)  160,200
CEO,
President,
CFO
_____________________________________________________________________
Robert P.  2016      0           5,700(1)  148,700
Nichols,   2015      0           5,600(1)  145,800
Exec.
V.P.
_____________________________________________________________________
Brookman   2016      0           5,700(1)  149,700
P. March,  2015      0           5,600(1)  148,400
Director
of Sales
and
Marketing,
and
President of
Altamira
_____________________________________________________________________
Karl D.     2016     0           5,700(1)  157,100
Nowosielski 2015     0           5,600(1)  153,200
President of
Torbal
Divsion
and Director
of Marketing
_____________________________________________________________________

(1) The amounts represent the Company's matching contribution under the Company's 401(k) Plans.

(2) The amount represents compensation expense for stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The fiscal 2014 option was valued at a total of $3,500 of which $1,200 was expensed as stock based compensation in fiscal 2016 and 2015.

(3) The amounts represent compensation expense for the 2014 stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The 2014 option was valued at a total of $3,500 of which $1,200 was expensed in fiscal 2016 and 2015.

(4) The amounts represent compensation expense for the 2016 and 2015 stock options granted as part of his employment agreement, valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The options were valued at a total of $9,500 and $7,100, respectively, all of which was expensed as stock based compensation in the respective periods.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2016

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
Name               Date       $         $         (#)
(a)                (b)       (c)       (d)        (e)
________________________________________________________

Karl D. Nowosielski 02/26/16   0         0          0

________________________________________________________

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2016
(CONTINUED)



                 All Other
                   Option                 Grant
                   Awards:                 Date
                    Number     Exercise     Fair
                      Of       Or Base    Value of
                   Securities   Price       Stock
                   Underlying  Of Option     And
                    Options     Awards      Option
Name                 #          ($/Sh)      Awards
(a)                 (f)           (g)       (h)
_________________________________________________________

Karl D. Nowosielski 5,000        3.05       9,500

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
Name       Exercisable  sable        Options(#)   ($)      Date
(a)        (b)          (c)          (d)          (e)      (f)
_____________________________________________________________________

Brookman P. 6,334         666        0       3.50-3.71 11/2014-12/2023
March

Robert P.
Nichols     1,334         666        0            3.50    12/2023

Karl D.
Nowosielski 2,667       8,333        0       3.05-4.05 02/2024-02/2026
_____________________________________________________________________


Employment Agreements

	       In May 2016, The Company extended the existing employment agreements with Ms. Helena R. Santos and Robert P. Nichols to June 30, 2017. The agreements provide for annual base salaries for the fiscal years ending June 30, 2017, for Ms. Santos of $162,000 and $146,000 for Mr. Nichols. Bonuses, if any, are to be awarded at the discretion of the Board of Directors for each of the fiscal years. No bonuses were awarded for fiscal 2016 or 2015.

		In May 2016, the Company extended the existing employment agreement with Mr. March through June 30, 2017. The agreement provides for an annual base salary of $147,000. Bonuses, if any, may be awarded at the discretion of the Board of Directors. No bonuses were awarded for fiscal 2016 or 2015. Mr. March is the husband of Grace S. Morin, a Director of the Company and of Altamira and a former principal stockholder of Altamira.

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

		The employment agreements for Ms. Santos, Mr. Nichols, Mr. March and Mr. Nowosielski contain confidentiality and non-competition covenants. The employment agreements for Ms. Santos, Mr. March, and Mr. Nowosielski contain termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (defined as (i) conviction of a felony or (ii) gross neglect or gross misconduct (including conflict of interest), the Company shall pay severance payments equal to one year's salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of two years from termination.


Directors' Compensation and Options


               DIRECTORS' COMPENSATION
           For the Year Ended June 30, 2016

_________________________________________________________________

                                           Non-
                                           Equity
            Fees                           Incentive
            Earned                         Plan
            or Paid    Stock     Option    Comp-
            in Cash    Awards    Awards    ensation
Name        ($)        ($)       ($)       ($)
(a)         (b)        (c)       (d)       (e)
__________________________________________________________________
Joseph G.
Cremonese    30,000      0            0     0

Roger B.
Knowles      13,900      0            0     0

Grace S.
Morin        13,900      0            0     0

James S.
Segasture    13,900      0            0     0

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
(a)         (f)        (g)         (h)         (i)
____________________________________________________________________

Joseph G.
Cremonese      0         0        43,200(1)   73,200

Roger B.
Knowles        0         0          0         13,900

Grace S.
Morin          0         0         5,800(2)   19,700

James S.
Segasture      0         0          0         13,900

____________________________________________________________________


(1) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Items 12 and 13).

(2) Represents compensation received for her administrative services as a consultant for Altamira (see Items 12 and 13).

		The Company pays each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $2,000 and $1,500 for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings. Mr. Cremonese, as Chairman of the Board receives an additional fee of $1,400 per month. During fiscal 2016, total director compensation to non-employee Directors aggregated $120,700, including the consulting fees paid to Mr. Cremonese's affiliate, and to Ms. Morin.

		Since December 1, 2003, Mr. Joseph G. Cremonese, has been awarded a total of 45,000 stock options under the Company's 2002 and 2012 Stock Option Plans of which 20,000 remain unexercised. None of the other directors have options outstanding.

 Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

		The following table sets forth, as of June 30, 2016, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.

			                Amount and
Name                           Nature of Beneficial Ownership   % of Class
___________________________    ______________________________  ___________
Spectrum Laboratories, Inc.		127,986 (1)		   8.6%
18617 Broadwick Street
Rancho Dominquez, CA 90220

Fulcrum, Inc.				126,449 (2)		   8.5%
100 Delawanna Avenue
Clifton, NJ 07014

Lowell A. Kleiman	 		 90,000 (3)		   6.0%
16 Walnut Street
Glen Head, NY 11545

Joseph G. Cremonese		        104,597 (4)	     	   6.9%
Roger B. Knowles			   -							   -
Grace S. Morin			         89,950 (5) 	   	   6.0%
James S. Segasture	 	        162,500 (6)		  10.9%
Helena R. Santos			 15,779 		   1.1%
Robert P. Nichols			 20,397 (7)		   1.4%
Brookman P.  March			 89,950 (8)		   6.0%
Karl D. Nowosielski			 11,000 (9)		   0.8%
All directors and  executive
officers as a group (8 persons)         404,223 (10)		  26.4%

(1)	Based on information reported on Form 3 filed with the Securities and Exchange Commission on June 27, 2011.
(2)	Stock issued in connection with the acquisition of the Torbal division assets from Fulcrum, Inc. on February 26, 2014.
(3)	Based on information reported in his Schedule 13D filed with the
Securities and Exchange Commission on December 10, 2015.
(4)	77,597 shares are owned jointly with his wife, 7,000 shares are owned by his wife, and 20,000 shares are issuable upon exercise of options.
(5)	Includes 7,000 shares issuable upon exercise of options held by her husband, Mr. March.
(6)	Shares owned jointly with his wife.
(7)   Includes 2,000 shares issuable upon exercise of options.
(8)	Represents 82,950 shares owned by Ms. Morin, his wife and 7,000 shares issuable upon exercise of options.
(9)	Represents shares issuable upon exercise of options.
(10)   Includes 40,000 shares issuable upon exercise of options.

			EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2016.
_________________________________________________________________

                  Number of Securities
                  to be Issued Upon    Weighted-Average
                  Exercise of          Exercise Price of
                  Outstanding Options, Outstanding Options,
                  Warrants and Rights  Warrants and Rights ($)
Plan Category          (a)                 (b)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        43,500             3.33

Equity
Compensation
plans not approved
by security holders      N/A               N/A
_________________________________________________________________
Total                   43,500             3.33
_________________________________________________________________


         EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)
_________________________________________________________________

                  Number of Securities
                  Remaining Available
                  for
                  Future Issuance
                  Under
                  Equity Compensation
                  Plans (Excluding
                  Securities Reflected
                  in Column (a)
Plan Category          (c)
_________________________________________________________________
Equity
Compensation
plans approved by
security holders        79,500

Equity
Compensation
plans not approved
by security holders      N/A
_________________________________________________________________
Total                   79,500
_________________________________________________________________

Item 13.  Certain Relationships and Related Transactions, and
Director Independence.

		Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd., has been providing independent marketing consulting services to the Company since January 1, 2003 pursuant to a consulting agreement expiring December 31, 2016. The agreement currently provides that Mr. Cremonese and his affiliate shall render, at the request of the Company, marketing consulting services for a monthly payment of $3,600. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $43,200 pursuant to the agreement for each of fiscal 2016 and 2015.

		Ms. Grace S. Morin, was elected a Director in December 2006 following the sale of her 90.36% ownership interest in Altamira to the Company in November 2006. Up until March 31, 2009, Ms. Morin had been employed by Altamira as an administrative employee. Since April 1, 2009, she has provided consulting services on a part-time basis pursuant to an agreement expiring December 31, 2016 at the rate of $85 per hour, resulting in payments of $5,800 and $4,300 for fiscal 2016 and fiscal 2015, respectively. The agreement contains confidentiality and non-competition covenants.

Item 14.  Principal Accountant Fees and Services.

		The following is a description of the fees incurred by the Company for services by the firm of Nussbaum
Yates Berg Klein & Wolpow, LLP (the "Firm") during fiscal 2016 and fiscal 2015.

		The Company incurred for the services of the Firm fees of approximately $67,000 and $65,000 for fiscal 2016 and 2015, respectively, in connection with the audit of the Company's annual financial statements and quarterly reviews; and $6,000 for each fiscal year for the preparation of the Company's corporate tax returns.

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

	4		Instruments defining the rights of
security holders:

	4(a)		2002 Stock Option Plan (filed as Exhibit
99-1 to the Company's Current Report on Form 8-K filed on November 25, 2002 and incorporated by reference thereto).

	4(b)	       2012 Stock Option Plan (filed as Exhibit
10 to the Company's Current Report on Form 8-K filed on January
23, 2012 and incorporated by reference thereto).

	4(c)	       Amendment to the Company's 2012 Stock
Option Plan (Filed as Exhibit 4(c)  to the Company's Quarterly
Report on Form 10-Q filed on May 12, 2016 and incorporated by reference thereto).

	10		Material Contracts:

	10(a)		Lease between Registrant and AIP
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

	10(b)-8		Agreement extension dated May 25, 2016 to
amend employment agreement by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on May 31, 2016, and incorporated by reference thereto).

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

	10(c)-8		Agreement extension dated May 25, 2016 to
amend employment agreement with Mr. Nichols (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on May 31, 2016, and incorporated by reference thereto).

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

	10(d)-9	        Agreement extension dated January 7,
2016 to Amended and Restated Consulting Agreement by and between the Company and Mr. Cremonese and affiliates (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on January 26, 2016, and incorporated with reference thereto).

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

	10(i)-6		Agreement extension dated May 25, 2016 to
amend employment agreement (filed as Exhibit 10A-1 to the Company's Current Report on Form 8-K filed on May 31, 2016, and incorporated by reference thereto).

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

	10(m)-2		Agreement dated January 7, 2016 to extend
Consulting Agreement (filed as Exhibit 10A-2 to the Company's
Current Report on Form 8-K filed on January 26, 2016, and incorporated by reference thereto).

	10(n)		Line of Credit Agreements dated June 14, 2011,
by and among the Company and JPMorgan Chase Bank, N.A. (filed as Exhibits 99.1 through 99.3 to the Company's Current Report on Form
8-K filed on June 16, 2011, and incorporated by reference thereto).

	10(n)-1		Promissory Note dated June 5, 2013 by and
among the Company and JP Morgan Chase Bank, N.A. (filed as Exhibit
99 to the Company's Current Report on Form 8-K filed on June 7, 2013, and incorporated by reference thereto).

	10(o)		Purchase Agreement, dated as of November 14,
2011, by and among the Company, Scientific Bioprocessing, Inc., and Fluorometrix Corporation (filed as Exhibit 2.1 to the Company's
Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

	10(p)		Escrow Agreement, dated as of November 14,
2011, by and among the Company, Scientific Bioprocessing, Inc., and Fluorometrix Corporation (filed as Exhibit 10(A) to the Company's
Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

	10(q)		Research and Development Agreement dated as
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

	10(w)-1		Commercial Security Agreement dated
July 5, 2016 by and among the Company and First National
Bank of Pennsylvania.

	10(y)	        Note Purchase Agreements with
James Maloy dated May 7, 2015 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on June 30,
2015, and incorporated by reference thereto).

	10(z)	        Note Purchase Agreements with
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




Date:  October 11, 2016

		Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name				Title 	                    Date
_______________________  __________________________   _________________

 /s/ Helena R. Santos    President and Treasurer (Chief	October 11, 2016
Helena R. Santos	  Executive Officer and Financial
			  Officer) and Director

 /s/ Joseph G. Cremonese Chairman of the Board		October 11, 2016
Joseph G. Cremonese

/s/ Roger B. Knowles     Director			October 11, 2016
Roger B. Knowles

/s/ Grace S. Morin       Director			October 11, 2016
Grace S. Morin

/s/ James S. Segasture   Director		        October 11, 2016
James S. Segasture

___________________________________________________________________________














                  SCIENTIFIC INDUSTRIES, INC.
                      AND SUBSIDIARIES

             FINANCIAL STATEMENTS AND REPORT OF
       INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                      AS OF AND FOR THE
             YEARS ENDED JUNE 30, 2016 AND 2015

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015



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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
Scientific Industries, Inc.
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiaries as of June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Nussbaum Yates Berg Klein & Wolpow, LLP
___________________________________________

Nussbaum Yates Berg Klein & Wolpow, LLP


Melville, New York
October 11, 2016

      SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

              CONSOLIDATED BALANCE SHEETS

             AS OF JUNE 30, 2016 AND 2015

                           ASSETS

                                            2016        2015
                                          _________   _________
Current assets:
  Cash and cash equivalents              $1,245,000   $ 482,000
  Restricted cash			       -        300,000
  Investment securities                     290,100     281,800
  Trade accounts receivable, less
   allowance for doubtful accounts
   of $11,600 in 2016 and 2015            1,231,900   1,081,700
  Inventories                             2,412,100   2,213,700
  Prepaid and other current assets           47,200      68,600
  Deferred taxes                            140,600     114,200
                                         __________  __________
      Total current assets                5,366,900   4,542,000

Property and equipment, net                 251,100     235,200

Intangible assets, net                      897,600   1,451,900

Goodwill                                    705,300     705,300

Other assets                                 52,500	 52,500

Deferred taxes                              275,900	154,500
                                         __________  __________

       Total assets			 $7,549,300  $7,141,400
                                         ==========  ==========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable			 $  342,400  $  227,600
  Customer advances                            -         76,400
  Accrued expenses and taxes,
   current portion		            849,700     519,900
  Contingent consideration,
   current portion                          136,500     106,800
  Notes payable, current portion              6,400     200,000
                                         __________  __________

        Total current liabilities         1,335,000   1,130,700

Accrued expenses, less current portion       60,000        -
Notes payable, less current portion          12,500        -
Contingent consideration payable,
  less current portion                      209,800    260,300
                                         __________  __________

        Total liabilities                 1,617,300   1,391,000
                                         __________  __________
Shareholders' equity:
  Common stock, $.05 par value;
   authorized 7,000,000 shares;
   issued 1,508,914 shares in 2016
   and 2015             		     75,400      75,400
  Additional paid-in capital              2,498,500   2,486,700
  Accumulated other comprehensive
   income (loss)			        900      (3,300)
  Retained earnings                       3,409,600   3,244,000
                                         __________  __________
					  5,984,400   5,802,800

Less common stock held in treasury at
cost, 19,802 shares			     52,400	 52,400
                                         __________  __________
        Total shareholders' equity        5,932,000   5,750,400
                                         __________  __________

        Total liabilities and
         shareholders' equity		 $7,549,300  $7,141,400
                                         ==========  ==========

    See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

         CONSOLIDATED STATEMENTS OF INCOME

      FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

                                          2016         2015
                                      __________  ____________
Revenues			      $9,597,600    $7,848,400

Cost of revenues		       5,680,300     4,726,800
                                      __________    __________
Gross profit                           3,917,300     3,121,600
                                      __________    __________

Operating expenses:
  General and administrative	       1,695,200     1,700,900
  Selling			       1,415,400     1,045,300
  Research and development               349,000       392,200
  Impairment of intangible assets        212,700          -
                                      __________    __________
       Total operating expenses	       3,672,300     3,138,400
                                      __________    __________
Income (loss) from operations	         245,000       (16,800)
				      __________    __________
Other income (expense):
  Interest income		           6,000         4,300
  Other income, net			   1,800         9,400
  Interest expense                       (33,900)       (4,200)
                                      __________    __________
        Total other income (expense),
          net                            (26,100)        9,500
                                      __________    __________
Income (loss) before income tax
  expense (benefit)     		 218,900        (7,300)
                                      __________    __________
Income tax expense (benefit):
  Current			         202,500        18,700
  Deferred	                        (149,200)     ( 34,700)
                                      __________    __________
        Total income tax expense
          (benefit)                       53,300      ( 16,000)
                                      __________    __________
Net income       		      $  165,600    $    8,700
                                      ==========    ==========
Basic earnings per common share          $ .11         $ .01
                                         =======       =======
Diluted earnings per common share        $ .11         $ .01
                                         =======       =======

Weighted average common shares
 outstanding, basic                   1,489,112     1,478,126
                                      =========     =========
Weighted average common shares
 outstanding, assuming dilution       1,489,387     1,479,882
                                      =========     =========

      See notes to consolidated financial statements.

     SCIENTIFIC INDUSTRIES, INC. & SUBSIDIDARIES

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

      FOR THE YEARS ENDED JUNE 30, 2016 AND 2015




Net income                       $ 165,600  $  8,700


Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax                        4,200     (4,400)
                                __________  _________
Comprehensive income            $ 169,800   $  4,300
                                ==========  =========


      See notes to consolidated financial statements.

         SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

                            Common Stock     Additional  Accumulated
                            ______________   Paid-in     Other Compr-
                            Shares  Amount   Capital     ehensive Gain
                                                            (Loss)
                           _______  _______  __________  _____________


Balance, July 1, 2014     1,488,914 $74,400  $2,420,700  $    1,100

Net income                     -       -           -           -

Unrealized holding loss
 on investment securities,
 net of tax		       -       -           -       (  4,400)

Exercise of stock options    20,000   1,000      50,200        -

Stock-based compensation       -       -         10,900        -

Income tax benefit of
 stock options exercised       -       -          4,900        -
                          _________ _______  __________    _________
Balance, June 30, 2015    1,508,914  75,400   2,486,700      (3,300)

Net income                     -       -           -           -

Unrealized holding gain
 on investment securities,
 net of tax		       -       -           -          4,200

Stock-based compensation       -       -         11,800        -
                          _________ _______  __________    _________
Balance, June 30, 2016    1,508,914 $75,400  $2,498,500    $    900
                          ========= =======  ==========    =========



          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

	         YEARS ENDED JUNE 30, 2016 AND 2015

                                                        Total
                          Retained      Treasury Stock  Shareholders'
                                        ______________
                          Earnings      Shares  Amount  Equity
                         __________     ______  _______  ____________

Balance, July 1 , 2014   $3,235,300     19,802  $52,400  $5,679,100

Net income                    8,700       -        -          8,700

Unrealized holding loss
 on investment securities,
 net of tax                    -          -        -         (4,400)

Exercise of stock options      -          -        -         51,200

Stock-based compensation       -          -        -         10,900

Income tax benefit of
 stock options exercised       -          -        -          4,900
                         __________   _______   ________ ___________
Balance, June 30, 2015    3,244,000    19,802    52,400   5,750,400

Net income                  165,600      -         -        165,600

Unrealized holding gain
 on investment securities,
 net of tax                    -          -        -          4,200

Stock-based compensation       -          -        -         11,800
                         __________   _______   ________ ___________
Balance, June 30, 2016   $3,409,600    19,802   $52,400  $5,932,000
                         ==========   =======   ======== ===========



          See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED JUNE 30, 2016 AND 2015


                                              2016       2015
                                          __________  __________


Operating activities:
 Net income                     	  $  165,600 $     8,700
                                          __________  __________
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization	     428,900     434,800
    Impairment of intangible assets          212,700        -
    Gain on sale of property and equipment  (    300)       -
    Deferred income tax benefit		    (149,200)	 (34,700)
    Loss on sale of investment securities       -          4,200
    Income tax benefit of stock options
     exercised				        -          4,900
    Stock-based compensation		      11,800	  10,900
    Change in fair value of
     contingent consideration                110,000        -
     Changes in operating assets and
      liabilities:
        Trade accounts receivable           (150,200)   (325,000)
        Inventories                         (198,400)     95,500
        Prepaid and other current assets      21,400      54,500
        Other assets                            -       ( 24,300)
        Accounts payable		     114,800    (146,100)
        Customer advances		     (76,400)    (13,100)
        Accrued expenses and taxes	     389,700	  77,100
                                          __________  __________
            Total adjustments		     714,800	 138,700
                                          __________  __________
            Net cash provided by
             operating activities            880,400     147,400
                                          __________  __________
Investing activities:
 (Increase) decrease in restricted cash      300,000    (300,000)
 Proceeds from sale of property and equipment  3,000        -
 Purchase of investment securities,
  available for sale			    (  2,700)	(  3,800)
 Redemption of investment securities,
  available for sale                            -        127,000
 Capital expenditures			     (92,000)    (67,300)
 Purchase of other intangible assets	     (13,900)	 ( 6,600)
                                           _________   _________
          Net cash provided by
           (used in) investing activities    194,400    (250,700)
                                           _________   _________
Financing activities:
  Proceeds from notes			       20,000    200,000
  Principal payments on note payable         (201,000)   (26,700)
  Line of credit proceeds                     970,000    250,000
  Line of credit repayments                  (970,000)  (250,000)
  Payments of contingent consideration       (130,800)  (132,900)
  Proceeds from exercise of stock options        -        51,200
                                             __________ _________
          Net cash provided by (used in)
           financing activities		     (311,800)    91,600
                                           __________  _________
      See notes to consolidated financial statements.

           SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

          FOR THE YEARS ENDED JUNE 30, 2016 AND 2015


                                              2016       2015
                                          __________  __________


Net increase (decrease) in cash and
 cash equivalents			     763,000   ( 11,700)

Cash and cash equivalents, beginning
 of year				     482,000    493,700
                                           _________  __________
Cash and cash equivalents, end of year    $1,245,000  $ 482,000
                                           =========  ==========
Supplemental disclosures:

  Cash paid during the period for:
   Income taxes         		   $  34,500  $    1,800
   Interest                                   33,900       4,200


         See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015


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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

1.	Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. As of June 30, 2016 and 2015, $497,200 and $50,000 respectively of cash balances were in excess of such limit.

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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

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

Goodwill and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, "Intangibles-Goodwill and Other" ("ASC No. 350"). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill and long-lived assets annually as of June 30, the last day of its fiscal year, unless an event occurs that would cause the Company to believe the value is impaired at an interim date. The Company concluded as of June 30, 2016 and 2015 there was no impairment of goodwill.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10,
"Property, Plant and Equipment - Impairment or Disposal of
Long-Lived Assets ("ASC No. 360-10"). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. For the year ended June 30, 2016, the Company determined that the intangible assets of SBI were impaired, and accordingly an impairment charge of $212,700 was recorded.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015


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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $79,800 and $79,400 for the years ended
June 30, 2016 and 2015, respectively.

Research and Development

Research and development costs consisting of expenses for activities that are useful in developing and testing new products, as well as expenses that may significantly improve existing products, are expensed as incurred.

Stock Compensation Plan

The Company has a ten-year stock option plan (the "2012 Plan") which provides for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock"), plus 57,000 shares under options previously granted under the 2002 Stock Option Plan of the Company (the "Prior Plan"). The 2012 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2012 Plan and options under the 2012 Plan may be granted until 2022. Incentive stock options may be granted to employees at an exercise price equal to 100%
(or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at the fair market value of the shares of Common
Stock on the date of grant. At June 30, 2016 and 2015, 79,500 and 84,500 shares respectively, of Common Stock were available for grant of options under the 2012 Plan.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

1.	Summary of Significant Accounting Policies
(Continued)

Stock Compensation Plan (Continued)

Stock-based compensation is accounted for in accordance with ASC No. 718 "Compensation-Stock Compensation"
("ASC No. 718") which requires compensation costs related to stock-based payment transactions to be recognized.
With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period.
Compensation costs are recognized over the period that an employee provides service in exchange for the award.
During the years ended June 30, 2016 and 2015, the Company granted 5,000 and 4,000 options, respectively, to employees that had a fair value of $9,500 and $7,100, respectively. The fair value of the options granted during fiscal year 2016 and 2015 were determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for fiscal 2016 and 2015, was an expected life of 10 years; risk free interest rate of 1.82% and 1.93%; volatility of 51% and 52%, and dividend yield of 0% for both years. The
Company did not declare dividends during the years ended June 30, 2016 and 2015. Therefore a zero value for the expected dividend value factor was used to determine the fair value of options granted. The weighted-average value per share of the options granted in 2016 and 2015 was $1.89 and $1.77, and total stock-based compensation costs were $11,800 and $10,900 for the years ended June 30, 2016 and 2015, respectively. Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $1,000 and $3,300 as of June 30, 2016 and 2015, respectively.

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

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

1.	Summary of Significant Accounting Policies
(Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board
("FASB") issued Accounting Standards Update ("ASU")
2014-09, Revenue from Contracts with Customers amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and
(v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2018 and early adoption of the standard is permitted, but not before the original effective date of December 15, 2017. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation -
Stock Compensation (Topic 718): Accounting for Share-
Based Payments When the Terms of an Award Provide that a
Performance Target Could be Achieved After the Requisite
Service Period. This update affects reporting entities that grant their employee's targets that affects vesting could be achieved after the requisite service period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite services period be treated as a performance condition. The new standard will be effective for the Company beginning July 1, 2016. The Company does not expect the adoption to have a material impact on its financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11,
"Inventory: Simplifying the Measurement of Inventory", that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company does not expect the adoption to have a material impact on its financial condition, results of operations or cash flows.

In November 2015, the FASB issued new guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the new guidance. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period.
The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The
Company does not expect the adoption to have a material impact on its financial condition, results of operations or cash flows.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015


1.	Summary of Significant Accounting Policies
(Continued)

Recent Accounting Pronouncements (Continued)

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

In March 2016, the FASB issued ASU No. 2016-09,
"Compensation - Stock Compensation (Topic 718):
Improvements to Employee Share-Based Payment
Accounting" (ASU 2016-09). Areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early application permitted. The Company is currently evaluating the timing, impact and method of applying this guidance on its consolidated financial statements.

2.	Segment Information and Concentrations

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

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

2.	Segment Information and Concentrations (Continued)

Segment information is reported as follows:



               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ __________
June 30, 2016:

 Revenues      $5,449,700  $4,032,800   $ 115,100  $   -     $9,597,600
 Foreign Sales	2,414,600   2,674,300        -         -      5,088,900
 Income (Loss)
  From Operations 223,800     479,500   ( 458,300)     -        245,000
 Assets     	4,120,700   2,292,100     429,900   706,600   7,549,300
 Long-Lived Asset
  Expenditures     92,500       4,000       9,400      -        105,900
 Depreciation,
  Amortization and
  Impairment      299,000      31,900     310,700      -        641,600


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ __________
June 30, 2015:

 Revenues      $5,410,500  $2,315,900   $ 122,000  $   -     $7,848,400
 Foreign Sales	2,584,100   1,322,400        -         -      3,906,500
 Income (Loss)
  From Operations  90,600      19,700   ( 127,100)      -      ( 16,800)
 Assets     	4,240,100   1,614,400     736,400    550,500  7,141,400
 Long-Lived Asset
  Expenditures     65,300       1,000       7,600       -        73,900
 Depreciation and
  Amortization    302,000      34,800      98,000       -       434,800

During the year ended June 30, 2016, one customer accounted for approximately 26% of total revenues.

3.	Fair Value of Financial Instruments

The FASB defines the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

3.	Fair Value of Financial Instruments (Continued)

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

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculated the fair value of its Level 1 and 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The fair value of the contingent consideration obligations are based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market, therefore, the Company classifies this liability as Level 3 in the table below:

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2016 and 2015 according to the valuation techniques the Company used to determine their fair values:


                                    Fair Value Measurements Using Inputs
                                                Considered as

                            Fair Value at
                            June 30, 2016   Level 1    Level 2  Level 3
                            ______________  __________ _______  ________
Assets:

Cash and cash equivalents	$1,245,000  $1,245,000  $  -    $  -
Available for sale securities      290,100     290,100     -       -
                                __________  __________  _______ ________
Total			        $1,535,100  $1,535,100  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $  346,300  $    -      $  -   	$346,300
                                ==========  ==========  ======= ========

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

3.	Fair Value of Financial Instruments (Continued)

                                     Fair Value Measurements Using Inputs
                                                Considered as
                            Fair Value at
                            June 30, 2015   Level 1    Level 2  Level 3
                            ______________  __________ _______  ________
Assets:

Cash and cash equivalents	$  482,000  $  482,000  $  -    $  -
Restricted cash			   300,000     300,000     -       -
Available for sale securities      281,800     281,800     -       -
                                __________  __________  _______ ________
Total			        $1,063,800  $1,063,800  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $  367,100  $    -      $  -   	$367,100
                                ==========  ==========  ======= ========

The following table sets forth an analysis of changes during fiscal years 2016 and 2015 in Level 3 financial liabilities of the Company:

                                         2016        2015
                                     ___________  ___________
Beginning balance                    $  367,100   $  500,000
Increase in contingent consideration
  liability                             110,000         -
Payments                               (130,800)    (132,900)
                                     ___________  ___________
Ending balance                       $  346,300   $  367,100
                                     ===========  ===========

The Company's contingent obligations require cash payments to the sellers of certain acquired operations based on royalty payments received or operating results achieved.
These contingent considerations are classified as liabilities and the liabilities are remeasured to an estimated fair value at each reporting date. During the year ended June 30, 2016, the Company recorded an increase in the estimated fair value of contingent liabilities of approximately $110,000 related to its Bioprocessing Systems Operations segment.

Investments in marketable securities classified as available-for-sale by security type at June 30, 2016 and 2015 consisted of the following:

                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2016:

        Available for sale:
        Equity securities           $   29,300   $  40,700  $  11,400
        Mutual funds                   259,900     249,400    (10,500)
                                    __________   _________  __________
                                    $  289,200   $ 290,100  $     900
                                    ==========   =========  ==========

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

3.	Fair Value of Financial Instruments (Continued)

                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At June 30, 2015:

        Available for sale:
        Equity securities           $   29,300   $  35,800  $   6,500
        Mutual funds                   255,800     246,000    ( 9,800)
                                    __________   _________  __________
                                    $  285,100   $ 281,800  $ ( 3,300)
                                    ==========   =========  ==========

4.	Inventories


                                 2016              2015
                              __________        __________


Raw materials		      $1,529,800	$1,420,800
Work-in-process			 425,300	   442,900
Finished goods			 457,000	   350,000
                              __________        __________

			      $2,412,100	$2,213,700
                              ==========        ==========

5.      Property and Equipment



                      Useful Lives
                         (Years)              2016          2015
                       ____________        __________   __________

Automobiles                  5              $  22,000    $  14,900
Computer equipment          3-5               162,200      159,000
Machinery and equipment	    3-7               803,300      741,600
Furniture and fixtures	    4-10              205,900      205,900
Leasehold improvements	    3-10               34,200       29,100
                                            _________    _________
                                            1,227,600    1,150,500
Less accumulated depreciation
  and amortization                            976,500      915,300
                                            _________    _________
                                            $ 251,100    $ 235,200
                                            =========    =========

Depreciation expense was $76,300 and $84,200 for the years ended June 30, 2016 and 2015, respectively.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

6.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions. Goodwill amounted to $705,300 at June 30, 2016 and 2015, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:



                         Useful              Accumulated
                         Lives     Cost      Amortization  Net
                         ______    ________  ____________  _________

At June 30, 2016:

  Technology, trademarks 5/10 yrs. $  722,800  $ 468,800   $ 254,000
  Trade names             6 yrs.      140,000     54,400      85,600
  Websites                5 yrs.      210,000     98,000     112,000
  Customer relationships 9/10 yrs.    357,000    261,600      95,400
  Sublicense agreements  10 yrs.      294,000    136,000     158,000
  Non-compete agreements  5 yrs.      384,000    239,100     144,900
  IPR&D                   3 yrs.      110,000     85,500      24,500
  Other intangible assets 5 yrs.      177,900    154,700      23,200
                                   __________  _________   _________
                                   $2,395,700 $1,498,100   $ 897,600
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
                                   ==========  =========   =========

Total amortization expense was $352,600 and $350,600 in 2016 and 2015, respectively.

Estimated future amortization expense of intangible assets is as follows:



Fiscal Years
____________

   2017  	$	297,300
   2018 		288,500
   2019 		210,600
   2020 	  	 45,100
   2021			 43,500
Thereafter		 12,600
                _______________
        	$       897,600
                ===============

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015


7.	Lines of Credit

The Company has two lines of credit with First National
Bank of Pennsylvania - an Export-Related Revolving Line of Credit which is guaranteed by the Export-Import Bank of the United States which provided for export-related borrowings of up to $998,500 through June 2016 bearing interest at prime plus 2% and an annual fee of 1.75%.
In June 2016, this line was amended to provide for borrowings up to $200,000 through June 2017 bearing interest at prime plus 1% and an annual fee of 1.75%.
The Company also has a Demand Line of Credit which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 3.50% expiring June 2017. Through June 2016, the Company was required to maintain a cash collateral account of $300,000 to support the Demand Line of Credit.
The agreement contains a financial covenant requiring the Company to maintain a minimum net worth and advances on both lines are also secured by a pledge of the Company's assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of June 30, 2016 and 2015, there were no borrowings outstanding under either line.

  8.	Notes Payable

The Company has a $20,000 36-month auto loan through April 2019, with its bank, with monthly payments of $600 bearing interest at 4% for a vehicle used by the Company's sales manager. The outstanding balance remaining on this loan as of June 30, 2016 was $18,900 with principal payments of $6,400, $6,700 and $5,800 due over the next three fiscal years.

In May 2015, the Company borrowed $200,000 under unsecured notes from two shareholders, one of whom is a Director of the Company, which were paid in June 2016, with interest at 5%.

9.	Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee's deferral up to 3% of pay, plus 50% of employee's deferral over 3% of pay up to 5%. Previously, the Company had two separate plans. Total matching contributions amounted to $69,500 and $66,400 for the years ended June 30, 2016 and 2015, respectively.

10.	Commitments and Contingencies

The Company entered into a lease in August 2014 for its new Bohemia, New York premises through February 2025 which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. The future minimum annual rental expense, computed on a straight-line basis, is approximately $170,000 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $170,000 in 2016 and $199,400 in 2015. Accrued rent, payable in future years, amounted to $48,800 and $46,700 at June 30, 2016 and 2015, respectively.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

10.	Commitments and Contingencies (Continued)

The Company is also obligated under an operating lease for its facility in Pittsburgh, Pennsylvania, which requires monthly minimum rental payments through November 2017, plus common area expenses. Total rent expense for the Pittsburgh facility was $105,400 and $99,000 for the fiscal years ended June 30, 2016 and 2015, respectively.

In addition, the Company maintained an operating facility in Clifton, New Jersey and as of mid-July 2014 moved to a significantly smaller office facility in Oradell, New Jersey from which it performs its sales and marketing functions. The Company was obligated to pay $24,000 in fiscal 2015 for an early lease termination fee for the Clifton facility. Total rent expense for the New Jersey facilities, was $23,300 and $25,700 for the years ended June 30, 2016 and 2015, respectively.

The Company's approximate future minimum rental payments under all operating leases are as follows:



Fiscal Years
____________

   2017        $   260,200
   2018            268,800
   2019    	   205,000
   2020  	   174,000
   2021		   179,300
 Thereafter        841,600
               ___________

               $ 1,928,900
               ===========
The Company has employment contracts with its President providing for an annual base salary of $162,000 for the fiscal year ending June 30, 2017 and with its Executive
Vice President providing for an annual base salary of $146,000 for the fiscal year ending June 30, 2017. Both contracts also provide for discretionary performance bonuses. No bonuses were awarded for the fiscal years ended June 30, 2016 or 2015 to either executive.

The Company has an employment contract with the President of Altamira through June 30, 2017, which may be extended by mutual consent for an additional year. The contract provides for an annual base salary of $147,000 for the fiscal year ending June 30, 2017 plus discretionary bonuses.
No bonuses were awarded for the fiscal years ended June 30, 2016 or 2015.

The Company has an employment agreement dated February 2014 with the President of its Torbal Division which expires in February 2017, which may be extended by mutual consent for an additional two years. The contract provides for an annual base salary of $140,000 subject to increases commencing with the second year based on percentage increases in the Consumer Price Index ("CPI") from the end of the immediately preceding year's CPI plus discretionary bonuses. No bonuses were awarded during the fiscal years ended June 30, 2016 or 2015, however as part of the employment agreement, he was granted stock option awards representing 5,000 and 4,000 shares during the years ended June 30, 2016 and 2015 valued at $9,500 and $7,100 using the Black-Scholes-Merton option pricing model, respectively. In addition, he is to be granted, subject to his continued employment in February 2017 options for 6,000 shares.

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015



10.	Commitments and Contingencies (Continued)

The Company has a consulting agreement which expires on December 31, 2016 with an affiliate of the Chairman of the Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,600 for a certain number of consulting days as defined in the agreement. Consulting expense related to this agreement amounted to $43,200 for both years ended June 30, 2016 and 2015.


The Company has a consulting agreement which expires
December 31, 2016 with another member of its Board of Directors for administrative services providing that the consultant be paid at the rate of $85 per hour.
Consulting expense related to this agreement amounted to $5,800 and $4,300 for the fiscal years ended June 30, 2016 and 2015, respectively.

In connection with a February 26, 2014 acquisition of a privately owned company, as of June 30, 2016, the Company remains obligated to make additional payments to the seller based on a percentage of net sales of the business acquired equal to 11% for the year ended June 30, 2017. Payments related to this contingent consideration for each period are due in September following the fiscal year. The
Company is also required to make payments of 30% of the net royalties received from the license and sublicense acquired in the SBI acquisition in fiscal 2012. Total contingent consideration payments made for all acquisitions amounted to $130,800 and $132,900 for the years ended June
30, 2016 and 2015, respectively.

The fair value of contingent consideration estimated to be paid as of June 30, 2016 are as follows:

Year ended June 30,                 Amount
___________________              ____________

     2017                        $  136,500
     2018                           158,800
     2019                            16,000
     2020                            13,000
     2021                            10,000
 Thereafter                          12,000
                                 __________
                                 $  346,300
                                 ==========

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

11.	Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 35% to the actual tax expense or benefit for the applicable fiscal year was as follows:


                                      2016                2015
                                __________________  _________________

                                          % of                % of
                                          Pre-tax             Pre-tax
                                 Amount   Income     Amount   Income
                                 _______  _______   ________  _______

Computed "expected" income
 tax (benefit)		       $ 76,600     35.0%  $( 2,600)   ( 35.0%)
Research and development
  credits                       (15,700)    (7.2)   (11,200)   (153.4 )
Other, net                       (7,600)    (3.5)    (2,200)   ( 30.7 )
                               _________  _______  _________   ______
Income tax expense (benefit)   $ 53,300     24.3%  $(16,000)   (219.1%)
                               =========  =======  =========   ========



Deferred tax assets and liabilities consist of the following:




                                             2016         2015
                                         __________   __________
Deferred tax assets:
  Amortization of intangible assets      $ 287,000    $ 183,000
  Research and development credits	      -  	 24,800
  Various accruals                         132,800       60,800
  Other                                     48,900       46,100
                                         _________    _________
                                           468,700      314,700

Deferred tax liability:
  Depreciation of property
    and amortization of goodwill           (52,200)     (46,000)
                                         __________   __________
Net deferred tax assets                  $ 416,500    $ 268,700
                                         ==========   ==========
The breakdown between current and long-term deferred tax assets and liabilities is as follows:


                                             2016         2015
                                         __________   __________

Current deferred tax assets              $ 140,600    $ 114,200
                                         _________    _________
Long-term deferred tax assets              328,100      200,500
Long-term deferred tax liabilities         (52,200)     (46,000)
                                         __________   __________
Net long-term deferred tax assets          275,900      154,500
                                         __________   __________

Net deferred tax assets                  $ 416,500    $ 268,700
                                         ==========   ==========

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

11.	Income Taxes (Continued)

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2016 and 2015, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company's policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2013 and after. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

12.	Stock Options

Option activity is summarized as follows:


                                     Fiscal 2016        Fiscal 2015
                                  _________________ __________________

                                          Weighted-          Weighted-
                                           Average            Average
                                           Exercise           Exercise
                                   Shares   Price   Shares     Price
                                  _______  _______  _______   ________
Shares under option:
  Outstanding, beginning of year   38,500  $  3.33   61,000  $  3.11
  Granted                           5,000     3.05    4,000     2.80
  Exercised                          -         -    (20,000)    2.56
  Forfeited			     -         -     (6,500)    3.07
                                  ________          ________
Outstanding, end of year           43,500     3.33   38,500     3.37
                                  ________ _______  ________  _______
Options exercisable at year-end    32,200  $  3.43   27,200  $  3.10
                                  ________ _______  ________  _______
Weighted average fair value per
  share of options granted
  during the fiscal year                   $  3.05           $  2.80
                                             _____             _____

SCIENTIFIC INDUSTRIES, INC. & SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

12.	Stock Options (Continued)


            As of June 30, 2016                    As of June 30, 2016
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$3.50-4.05   20,000       7.13        $  3.64      13,700     $  3.65

$3.07-3.45   23,500       2.83        $  3.25      18,500     $  3.30
            ________                              ________
             43,500                                32,200
            ________                              ________



            As of June 30, 2015                    As of June 30, 2015
            Options Outstanding                        Exercisable
_______________________________________________   ______________________

                        Weighted-
                        Average       Weighted-               Weighted-
Range                   Remaining     Average                 Average
Exercise    Number      Contractual   Exercise    Number      Exercise
Prices      Outstanding Life (Years)  Price       Outstanding Price
_________   ___________ ____________  _________   ___________ _________

$2.80-3.10   11,000       5.08        $  2.99       7,000     $  3.09

$3.27-3.71   27,500       5.21        $  3.52      20,200     $  3.52
            ________                              ________
             38,500                                27,200
            ________                              ________


13.	Earnings Per Common Share

Earnings per common share data was computed as follows:


                                            2016         2015
                                         __________   __________
Net income                                $ 165,600    $   8,700
                                         __________   __________
Weighted average common shares
  outstanding                             1,489,112    1,478,126
Effect of dilutive securities                   275        1,756
                                         __________   __________
Weighted average dilutive common
  shares outstanding                      1,489,387    1,479,882
                                         __________   __________

Basic earnings per common share          $     .11    $     .01
                                         ==========   ==========
Diluted earnings per common share        $     .11    $     .01
                                         ==========   ==========
Approximately 20,000 and 26,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the years ended June 30, 2016 and 2015, because the effect would be anti-dilutive.