Form 10-Q
period 2016-09-30
SCIENTIFIC INDUSTRIES INC
filed 2016-11-14
CIK 87802

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For quarterly period ended    September 30, 2016___

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to_________

Commission File Number:             0-6658
                       __________________________________________

                    SCIENTIFIC INDUSTRIES, INC.
_________________________________________________________________
(Exact name of registrant as specified in its charter)

       Delaware      	                 04-2217279
____________________________    _________________________________
(State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or
 organization)

80 Orville Drive, Suite 102, Bohemia, New York          11716
______________________________________________       ____________
(Address of principal executive offices)	      (Zip Code)

                              (631)567-4700
_________________________________________________________________
     (Registrant's telephone number, including area code)

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

	Large accelerated filer      		Accelerated Filer

	Non-accelerated filer        		Smaller reporting company  (X)
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
					                          Yes    X No

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of October 31, 2016 was 1,489,112 shares.

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

PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                  ASSETS
                                       September 30,   June 30,
                                           2016         2016
                                        ___________  __________
Current assets:		                (Unaudited)
  Cash and cash equivalents		$  966,000   $1,245,000
  Investment securities			   292,100      290,100
  Trade accounts receivable, net	 1,151,700    1,231,900
  Inventories				 2,601,100    2,412,100
  Prepaid expenses and other current
   assets				   211,300	 47,200
  Deferred taxes			   125,500	140,600
                                        __________   __________
Total current assets			 5,347,700    5,366,900

Property and equipment at cost, net	   233,200	251,100

Intangible assets, net  		   828,100	897,600

Goodwill				   705,300      705,300

Other assets            		    52,500	 52,500

Deferred taxes				   274,600	275,900
                                        __________   __________
Total assets                            $7,441,400   $7,549,300
                                        ==========   ==========

	     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable			$  320,400   $  342,400
  Customer advances			   403,800	   -
  Notes payable, current portion	     6,500	  6,400
  Accrued expenses and taxes, current
    portion		   		   526,000	849,700
  Contingent consideration payable,
    current portion	   		   161,800	136,500
                                         _________    _________
     	Total current liabilities	 1,418,500    1,335,000

Notes payable, less current portion	    10,800	 12,500
Contingent consideration payable, less
  current portion	    		    67,100	209,800
Accrued expenses, less current portion	    60,000	 60,000
                                        __________   __________
        Total liabilities		 1,556,400    1,617,300
                                        __________   __________
Shareholders' equity:
  Common stock, $.05 par value;
    authorized 7,000,000 shares;
    1,508,914 outstanding at
    September 30, 2016 and June 30, 2016   75,400	 75,400
  Additional paid-in capital            2,499,200     2,498,500
  Accumulated other comprehensive income    2,000	    900
  Retained earnings                     3,360,800     3,409,600
                                       __________    __________
                                        5,937,400     5,984,400
  Less common stock held in treasury,
    at cost, 19,802 shares                 52,400	 52,400
                                       __________    __________
Total shareholders' equity              5,885,000     5,932,000
                                       __________    __________
Total liabilities and
  shareholders' equity                 $7,441,400    $7,549,300
                                       ==========    ==========

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)




		 			   For the Three Month
					       Periods Ended
					       September 30,
                                        _______________________
					    2016         2015
					__________   __________
Revenues                		$1,559,100   $1,444,500
Cost of revenues		     	   889,500      849,400
                                        __________   __________
Gross profit              	           669,600      595,100
                                        __________   __________
Operating expenses:
 General and administrative		   412,400      408,200
 Selling				   216,800      167,000
 Research and development		   115,400       85,400
                                        __________   __________
 	Total operating expenses	   744,600      660,600
                                        __________   __________
Loss from operations		        (   75,000)  (   65,500)
                                        __________   __________
Other income (expense):
 Investment income			       200          400
 Other income (expense)			     5,400   (    4,700)
 Interest expense			 (     200)  (    8,100)
                                        __________  ___________
	Total other income (expense), net    5,400   (   12,400)
                                        __________  ___________
Loss before income tax expense (benefit) (  69,600)  (   77,900)
                                        __________  ___________
Income tax expense (benefit):
	Current		  		 (   36,300)       -
	Deferred		             15,500  (   17,800)
                                        ___________  __________
	Total income tax benefit	 (   20,800) (   17,800)
                                        ___________  __________
Net loss			   	 ($  48,800) ($  60,100)
                                        ===========  ==========
Basic and diluted loss per common share     ($  .03)   ($  .04)
                                            ========   ========


See notes to unaudited condensed consolidated financial statements

      SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



					For the Three Month
					  Periods Ended
					  September 30,
                                        ___________________
					  2016	   2015
                                       _________  _________
Net loss			       ($ 48,800) ($ 60,100)

Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax				   1,100    ( 3,800)
                                       __________ __________
Comprehensive loss		       ($ 47,700) ($ 63,900)
                                       ========== ==========



See notes to unaudited condensed consolidated financial statements

        SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   For the Three Month Periods Ended
				      Sept. 30, 2016  Sept. 30, 2015
                                      ______________  ______________
Operating activities:
  Net loss		                 ($  48,800) ($  60,100)
                                         ___________ ___________
  Adjustments to reconcile net loss
   to net cash used in operating activities:
      Loss on asset disposal                   -          2,700
      Depreciation and amortization          95,700     105,200
      Deferred income taxes		     15,500   (  17,800)
	 Stock-based compensation		700         600
	 Changes in operating assets and liabilities:
         Accounts receivable                 80,200     344,300
         Inventories                      ( 189,000) (  130,100)
         Prepaid expenses and other
          current assets                  ( 164,100) (   76,700)
	    Accounts payable              (  22,000) (   26,500)
         Customer advances	 	    403,800      17,100
         Accrued expenses and taxes       ( 323,700) (  203,100)
                                          __________ ___________
       Total adjustments		  ( 102,900)     15,700
                                          __________ ___________
       Net cash used in
        operating activities	          ( 151,700) (   44,400)
                                          __________ ___________
Investing activities:
  Capital expenditures                         -     (    6,500)
  Purchases of intangible assets          (   8,400)       -
                                          __________ ___________
       Net cash used in
	   investing activities		  (   8,400) (    6,500)
                                          __________ ___________
Financing activities:
  Line of credit proceeds		       - 	200,000
  Payment of contingent consideration	  ( 117,400)  ( 100,900)
  Principal payments on note payable	  (   1,500)	   -
                                          __________ ___________
       Net cash provided by (used in)
         financing activities		  ( 118,900)	 99,100
                                          __________ ___________





See notes to unaudited condensed consolidated financial statements

      SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   For the Three Month Periods Ended
				      Sept. 30, 2016  Sept. 30, 2015
                                      ______________  ______________

Net increase (decrease) in cash and
  cash equivalents	 	         (  279,000)         48,200

Cash and cash equivalents,
  beginning of year`		          1,245,000         482,000
                                         __________      __________
Cash and cash equivalents, end of period $  966,000      $  530,200
                                         __________      __________
Supplemental disclosures:

Cash paid during the period for:
  Income Taxes		                   $186,000      $   18,500
  Interest			                200           4,400




See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2016. The results for the three months ended September 30, 2016, are not necessarily an indication of the results for the full fiscal year ending
June 30, 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation(Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). Areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU
2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early application permitted. The Company is currently evaluating the timing, impact and method of applying this guidance on its consolidated financial statements.

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

3. 	Segment Information and Concentrations:

The Company views its operations as three segments: the manufacture and marketing of standard benchtop laboratory equipment including the balances and scales by its Torbal Scales Division for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and on a direct basis ("Benchtop Laboratory Equipment"), the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies sold on a direct basis ("Catalyst Research Instruments") and the design and marketing of bioprocessing systems for laboratory research in the biotechnology industry sold directly to customers and through distributors and related royalty income ("Bioprocessing Systems").

		Segment information is reported as follows:


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Three months ended September 30, 2016:

 Revenues	$1,456,800 $   77,500   $   24,800 $   -     $1,559,100
 Foreign Sales	   561,200      4,800	      -	       -	566,000
 Income (Loss) from
    Operations     101,400 (  141,700)  (   34,700)    -      (  75,000)
 Assets     	 4,034,400  2,286,700      428,100  692,200   7,441,400
 Long-Lived Asset
    Expenditures     8,400       -            -        -          8,400
 Depreciation and
    Amortization    76,700      6,600      12,400      -         95,700



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


Approximately 49% and 47% of net sales of benchtop laboratory equipment for the three month periods ended September 30, 2016 and 2015, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Approximately 26% and 21% of total benchtop laboratory equipment sales were derived from the Torbal Scales Division for the three months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016, and 2015, respectively, two customers accounted in the aggregate for approximately 16% and 13% of net sales of the Benchtop Laboratory Equipment Operations (15% and 11% of the Company's total revenues). Sales of catalyst research instruments generally comprise a few very large orders averaging at least $100,000 per order to a limited number of customers, who differ from order to order. Sales to one customer (who differed from period-to-period) during the three months ended September 30, 2016 and 2015, accounted respectively, for approximately 57% and 76% of the Catalyst Research Instrument Operations' revenues and 3% and 8% of the Company's total revenues, respectively.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at September 30, 2016 and June 30, 2016 according to the valuation techniques the Company used to determine their fair values:


                                    Fair Value Measurements Using Inputs
                                                Considered as

                            Fair Value at
                          September 30, 2016  Level 1  Level 2  Level 3
                            ______________  __________ _______  ________
Assets:

Cash and cash equivalents	$  966,000  $  966,000  $  -    $  -
Available for sale securities      292,100     292,100     -       -
                                __________  __________  _______ ________
Total			        $1,258,100  $1,258,100  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $  228,900  $    -      $  -   	$228,900
                                ==========  ==========  ======= ========

                                    Fair Value Measurements Using Inputs
                                                Considered as

                            Fair Value at
                            June 30, 2016   Level 1    Level 2  Level 3
                            ______________  __________ _______  ________
Assets:

Cash and cash equivalents	$1,245,000  $1,245,000  $  -    $  -
Available for sale securities      290,100     290,100     -       -
                                __________  __________  _______ ________
Total			        $1,535,100  $1,535,100  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $  346,300  $    -      $  -   	$346,300
                                ==========  ==========  ======= ========

The following table sets forth an analysis of changes during the three months ended September 30, 2016, Level 3 financial liabilities of the Company:

	Beginning balance, June 30, 2016		$346,300
	Payments				        (117,400)
                                                        _________
	Ending Balance, September 30, 2016		$228,900
                                                        =========

Investments in marketable securities classified as available-for-sale by security type at September 30, 2016 and June 30, 2016 consisted of the following:

                                                            Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At September 30, 2016:

        Available for sale:
        Equity securities           $   29,300   $  41,500  $  12,200
        Mutual funds                   260,800     250,600    (10,200)
                                    __________   _________  __________
                                    $  290,100   $ 292,100  $   2,000
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

  Inventories for financial statement purposes are based on perpetual inventory records at September 30, 2016 and based on a physical count as of June 30, 2016. Components of inventory are as follows:

			    September 30,  	   June 30,
				2016   		    2016
                            _____________       ___________

	Raw materials         $1,502,800	$1,529,800
	Work in process          774,000    	   425,300
	Finished goods           324,300	   457,000
                              __________        __________
			      $2,601,100	$2,412,100
                              ==========        ==========

6.   Loss per common share:

  Basic loss per common share is computed by dividing net loss by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

	Loss per common share was computed as follows:

                           		   For the Three Month
                           		       Periods Ended
                             	                September 30,
                                        ___________________________
    					      2016          2015
                                        _____________ _____________
	Net loss			($    48,800) ($    60,100)
                                        ============= =============
	Weighted average common
 	  shares outstanding		   1,489,112     1,489,112
                                           =========     =========
	Weighted average dilutive
	  common shares outstanding	   1,489,112	 1,489,112
                                           =========     =========
	  Basic loss per
	  common share	                   ($  .03)      ($  .04)
                                           ========      ========
	Diluted loss per
	  common share		           ($  .03)      ($  .04)
                                           ========      ========

Approximately 43,500 and 38,500 shares of the Company's Common Stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted loss per common share, for the three months ended September 30, 2016 and 2015, because the effect would be anti-dilutive due to the loss for each period.

7.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of Altamira and SBI's acquisition of assets. Goodwill amounted to $705,300 as of September 30, 2016 and June 30, 2016, all of which is expected to be deductible for tax purposes.

 The components of other intangible assets are as follows:

			  Useful                Accumulated
			  Lives        Cost     Amortization     Net
                         _________  __________  ____________  _________
 At September 30, 2016:

 Technology, trademarks  5/10 yrs.  $  722,800  $   489,900   $ 232,900
 Trade names                6 yrs.     140,000 	     60,200      79,800
 Websites                   5 yrs.     210,000      108,500     101,500
 Customer relationships  9/10 yrs.     357,000      269,200      87,800
 Sublicense agreements     10 yrs.     294,000      143,300	150,700
 Non-compete agreements     5 yrs.     384,000      253,200     130,800
 Intellectual Property, Research
   and Development(IPR&D)   3 yrs.     110,000       94,700      15,300
 Other intangible assets    5 yrs.     186,300      157,000      29,300
                                    __________   __________  __________
	  			    $2,404,100   $1,576,000  $  828,100
                                    ==========   ==========  ==========

			 Useful                 Accumulated
			 Lives          Cost    Amortization      Net
                         _________  __________ _____________  _________
 At June 30, 2016:

 Technology, trademarks  5/10 yrs.  $  722,800 $   468,800    $ 254,000
 Trade names                6 yrs.     140,000 	    54,400       85,600
 Websites                   5 yrs.     210,000      98,000      112,000
 Customer relationships  9/10 yrs.     357,000     261,600       95,400
 Sublicense agreements     10 yrs.     294,000     136,000	158,000
 Non-compete agreements     5 yrs.     384,000     239,100      144,900
 Intellectual Property, Research
   and Development(IPR&D)   3 yrs.     110,000      85,500       24,500
 Other intangible assets    5 yrs.     177,900     154,700       23,200
                                    __________  __________    _________
	  			    $2,395,700  $1,498,100    $ 897,600
                                    ==========  ==========    =========

Total amortization expense was $77,900 and $86,300 for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, estimated future amortization expense related to intangible assets is $219,400 for the remainder of the fiscal year ending June 30, 2017, $288,500 for fiscal 2018, $210,600 for fiscal 2019, $45,100 for fiscal 2020, $43,500 for fiscal 2021, and $21,000 thereafter.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $279,000 to $966,000 as of September 30, 2016 from $1,245,000 as of June 30, 2016.

Net cash used in operating activities was $151,700 for the three months ended September 30, 2016 as compared to $44,400 for the comparable three month period in 2015, reflecting lower accounts receivable balances, increased prepayments to vendors, decreased accrued expense items, partially offset by increased advances from customers for catalyst research instrument orders. Cash used in investing activities was $8,400 for the three month period ended September 30, 2016 compared to $6,500 for the three month period ended September 30, 2015. Cash used in financing activities was $118,900 for the three months ended September 30, 2016 compared to cash provided of $99,100 for the three months ended September 30, 2015 because of the proceeds received under the line of credit in the prior year.

The Company's working capital decreased by $102,700 to $3,929,200 at September 30, 2016 from $4,031,900 at June 30, 2016.

The Company has two lines of credit through June 2017 with First National Bank of Pennsylvania - an Export-Related Revolving Line of Credit which is guaranteed by the Export-Import Bank of the United States which provides for export-related borrowings of up to $200,000, bearing interest at prime plus 1% and an annual fee of 1.75% and a second one-year Demand Line of Credit which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 3.50%. Advances on both lines are secured by a pledge of the Company's assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of September 30, 2016 no borrowings were outstanding under either line.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities, lines of credit, and operations.

Results of Operations

Financial Overview

The Company incurred a loss of $69,600 before income tax benefit for the three months ended September 30, 2016 compared to a loss of $77,900 before income tax benefit for the comparable period last year, the improvement is primarily due to higher sales and margins generated by the Benchtop Laboratory Equipment Operations. The result included non-cash amounts for depreciation and amortization of $95,700 and $105,200 for the three months ended September 30, 2016 and 2015, respectively.

The Three Months Ended September 30, 2016 Compared With the Three Months Ended September 30, 2015

Revenues for the three months ended September 30, 2016 increased by $114,600 (7.9%) to $1,559,100 from $1,444,500 for the three months ended September 30, 2015, primarily as a result of a $193,800 increase in benchtop laboratory equipment sales. Sales of catalyst research instruments, and bioprocessing revenues decreased by $75,500 and $3,700 respectively. Catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues, and the Bioprocessing Systems Operations' revenues consist primarily of earned royalties. The backlog of orders for catalyst research instruments was $1,167,000 as of September 30, 2016, substantially all of which is expected to be delivered by fiscal year end, as compared to the backlog as of September 30, 2015 of $2,944,000.

The gross profit percentage for the three months ended September 30, 2016 increased to 42.9% compared to 41.2% for the three months ended September 30, 2015, primarily due to higher sales for the Benchtop Laboratory Equipment Operations.

General and administrative expenses for the three months ended September 30, 2016 amounted to $412,400 compared to $408,200 for the three months ended September 30, 2015.

Selling expenses for the three months ended September 30, 2016 increased $49,800 (29.8%) to $216,800 from $167,000 for the three months ended September 30, 2015, primarily the result of increased advertising expenses for benchtop laboratory equipment and trade show expense for the Catalyst Research Instruments Operations.

Research and development expenses for the three months ended September 30, 2016 increased by $30,000 (35.1%) to $115,400 from $85,400 for the three months ended September 30, 2015, due primarily to increased new product development activity by the Benchtop Laboratory Equipment Operations.

Total other income was $5,400 for the three month period ended September 30, 2016 compared to $12,400 expense for the three month period ended September 30, 2015 due to miscellaneous income items in the current year and reduced interest expense.

For the three months ended September 30, 2016, the income tax benefit was $20,800 compared to income tax benefit of $17,800 for the three months ended September 30, 2015.

As a result, the net loss for the three months ended September 30, 2016 was $48,800 compared to a net loss of $60,100 for the three months ended September 30, 2015.



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




                              Scientific Industries, Inc.
                              Registrant

                              /s/ Helena R. Santos
                              ________________________________
                              Helena R. Santos
                              President, Chief Executive Officer
                              and Treasurer
                              Principal Executive, Financial and
                              Accounting Officer

Date: November 14, 2016