Form 10-Q
period 2016-12-31
SCIENTIFIC INDUSTRIES INC
filed 2017-02-10
CIK 87802

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For quarterly period ended    December 31, 2016

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

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of February 3, 2017 was 1,489,112 shares.

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

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                 ASSETS
                                       September 30,   June 30,
                                           2016         2016
                                        ___________  __________
Current Assets:
  Cash and cash equivalents		$  897,100   $ 1,245,000
  Investment securities			   290,900	 290,100
  Trade accounts receivable, net	 1,668,000     1,231,900
  Inventories				 2,125,000     2,412,100
  Prepaid expenses and other current
   assets		 		   122,500	  47,200
  Deferred taxes			   127,500	 140,600
					__________   ___________
    Total current assets		 5,231,000     5,366,900

Property and equipment at cost, net	   220,200	 251,100

Intangible assets, net  		   758,300       897,600

Goodwill				   705,300	 705,300

Other assets				    52,500	  52,500

Deferred taxes				   277,500	 275,900
                                        __________    __________
    Total assets                        $7,244,800    $7,549,300
                                        ==========    ==========
	LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable			$  300,200    $  342,400
  Customer advances			    17,000	    -
  Bank line of credit			   250,000	    -
  Notes payable, current portion	     6,500  	   6,400
  Dividends payable			    44,700	    -
  Accrued expenses and taxes, current
    portion		   		   510,300	 849,700
  Contingent consideration, current
    portion			   	   161,800	 136,500
					__________    __________
      Total current liabilities		 1,290,500     1,335,000

Notes payable, less current portion	     9,200	  12,500
Contingent consideration payable,
  less current portion	    		    67,100	 209,800
Accrued expenses, less current portion	      -   	  60,000
					__________   ___________
       Total liabilities		 1,366,800     1,617,300
					__________   ___________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,508,914 outstanding at
    December 31, 2016 and June 30, 2016	    75,400	  75,400
  Additional paid-in capital		 2,499,500     2,498,500
  Accumulated other comprehensive
   income (loss)		   	(    6,000)	     900
  Retained earnings                      3,361,500     3,409,600
					___________   __________
                                         5,930,400     5,984,400
  Less common stock held in treasury, at cost,
   19,802 shares                            52,400	  52,400
					___________   __________
      Total shareholders' equity         5,878,000     5,932,000
                                        ___________   __________
      Total liabilities and
         shareholders' equity           $7,244,800    $7,549,300
 					==========    ==========


See notes to unaudited condensed consolidated financial statements
                                  1

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	                 For the Three Month     For the Six Month
                            Periods Ended	    Periods Ended
                            December 31, 	    December 31,
			______________________ ______________________
                            2016       2015        2016       2015
			______________________ ______________________

Revenues                $2,683,800  $2,028,200 $4,242,900  $3,472,600
Cost of revenues         1,888,900   1,190,500  2,778,400   2,039,800
			__________  __________ __________  __________
Gross profit               794,900     837,700  1,464,500   1,432,800
			__________  __________ __________  __________
Operating Expenses:
 General & administrative  409,200     395,700    821,600     803,900
 Selling                   224,200     227,200    440,900     394,200
 Research & development    105,000      84,100    220,400     169,500
			__________  __________ __________  __________
  Total operating
  expenses  		   738,400     707,000  1,482,900   1,367,600
 			__________  __________ __________  __________
Income (loss) from
 operations   		    56,500     130,700  (  18,400)     65,200
			__________  __________ __________  __________
Other income (expense):
 Interest income	     8,800       5,000      9,100       5,400
 Other			       400       1,400 	    5,700   (   3,300)
 Interest expense	 (     900)  (  14,000) (   1,100)  (  22,100)
                	__________  __________ __________  __________

  Total other income,
   (expense), net            8,300   (   7,600)    13,700   (  20,000)
			__________  __________ __________  __________
Income (loss) before
  income tax expense
  (benefit) 		    64,800     123,100  (   4,700)     45,200
			__________  __________ __________  __________
Income tax expense (benefit):
  Current		    20,900      40,900  (  15,400)      40,900
  Deferred	         (   1,400)  (  12,200)    14,100     ( 30,000)
			__________  __________ __________  ___________
  Total income tax
   expense (benefit)	    19,500      28,700 (    1,300)      10,900
			__________  __________ __________  ___________
Net income (loss)	$  45,300   $   94,400 ($   3,400) $    34,300
			==========  ========== ==========  ===========

Basic and diluted earnings
 per common share   	 $  .03     $  .06	$  .00	   $  .02

Cash dividends declared
 per common share        $  .03     $   -	$  .03	   $   -



See notes to unaudited condensed consolidated financial statements

         SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)



                                 For the Three Month     For the Six Month
                                    Periods Ended	    Periods Ended
                                    December 31, 	    December 31,
			        ______________________ ____________________
                                  2016       2015        2016       2015
			        ______________________ ____________________

Net income (loss)		$ 45,300  $  94,400  ($  3,400) $  34,300

Other comprehensive income (loss):
 Unrealized holding loss on
 investments arising during period,
 net of tax			(  8,000) (   1,100) (   6,900)   (  4,900)
				_________ __________ __________  __________
Comprehensive income	(loss)	$ 37,300  $  93,300  ($ 10,300)  $  29,400
                                ========= ========== ==========  ==========



See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	                 For the Three Month     For the Six Month
                            Periods Ended	    Periods Ended
                            December 31, 	    December 31,
			______________________ ______________________
                                   2016                   2015
			______________________ ______________________

Operating activities:

 Net income (loss)			   ($  3,400) 	$  34,300
 Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
    Loss on asset disposal			-           2,700
    Loss on sale of investments              ( 2,600)        -
    Depreciation and amortization            189,500      210,800
    Deferred income tax benefit expense       14,100      (30,000)
    Stock-based compensation                   1,000        1,200
    Changes in operating assets and liabilities:
       Accounts receivable                  (436,100)     211,600
       Inventories                           287,100   (1,048,800)
       Prepaid expenses and other
        current assets                       (75,300)      13,000
       Accounts payable                      (42,200)     144,500
       Customer advances                      17,000       33,700
       Accrued expenses and taxes           (399,400)     259,600
					   __________  ___________
           Total adjustments                (446,900)    (201,700)
					   __________  ___________
           Net cash used in operating
            activities                      (450,300)    (167,400)
					   __________  ___________
Investing activities:
    Redemption of investment securities,
      available-for-sale                      11,100         -
    Purchase of investment securities,
      available-for-sale                     (18,700)      (2,700)
    Capital expenditures                     ( 4,700)      (8,400)
    Purchase of other intangible assets      (14,700)      (5,700)
					   __________  ___________
          Net cash used in
           investing activities              (27,000)     (16,800)
					   __________  ___________
Financing activities:
   Line of credit proceeds                   250,000      470,000
   Payment of contingent consideration      (117,400)    (100,900)
   Principal payments on note payable         (3,200)        -
                                           __________  ___________
         Net cash provided by financing
          activities                         129,400      369,100
					   __________  ___________
 Net increase (decrease) in cash
   and cash equivalents			    (347,900)     184,900

 Cash and cash equivalents,
   beginning of year                       1,245,000      482,000
					  __________  ___________
 Cash and cash equivalents, end of period $  897,100   $  666,900
                                          ==========  ===========

Supplemental disclosures:

Cash paid during the period for:
 Income taxes                             $  186,000    $ 18,500
 Interest                                      1,100       4,400

See notes to unaudited condensed consolidated financial statements

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission?s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2016. The results for the three and six months ended December 31, 2016, are not necessarily an indication of the results for the full fiscal year ending
June 30, 2017.

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

2. New Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation
- Stock Compensation(Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). Areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early application permitted. The Company is currently evaluating the timing, impact and method of applying this guidance on its consolidated financial statements.

In February 2016, the FASB issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments.
The right-of-use asset will be based on the lease liability adjusted for certain costs such as direct costs. Lease expense will be recognized similar to current accounting guidance with operating leases resulting in a straight-line expense and financing leases resulting in a front-loaded expense similar to the current accounting for capital leases. This guidance become effective for the Company's fiscal 2020 first quarter, with early adoption permitted.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from
Contracts with Customers amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer;
(ii) identify the performance obligations in the contract;
(iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2018 and early adoption of the standard is permitted, but not before the original effective date of December 15, 2017. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

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

Segment information is reported as follows (foreign sales are principally to customers in Europe and Asia):


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Three months ended December 31, 2016:

 Revenues      $1,466,800   $1,192,100  $  24,900  $    -     $2,683,800
 Foreign Sales	  751,800       10,300       -		-	 762,100
 Income (Loss) from
    Operations	   62,600	26,600  (  32,700)      -	  56,500
 Assets     	4,131,400    1,982,800    434,700    695,900   7,244,800
 Long-Lived Asset
    Expenditures    5,200          -        5,800       -         11,000
 Depreciation and
    Amortization   76,700        4,500     12,600       -         93,800



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

Approximately 55% and 53% of net sales of benchtop laboratory equipment
(30% and 41% of total revenues) for the three month periods ended December 31,2016 and 2015, respectively, were derived from the Company's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Approximately 21% and 19% of net sales of benchtop laboratory equipment (11% and 15% of total net revenues) were derived from Torbal brand products for the three months ended December 31, 2016 and 2015, respectively.

Two customers accounted in the aggregate for approximately 17% and 14% of the net sales of the Benchtop Laboratory Equipment Operations (9% and 11% of total net revenues) for the three months ended December 31, 2016 and 2015, respectively. Sales of catalyst research instruments generally comprise a few very large orders averaging at least $100,000 per order to a limited number of customers, who differ from order to order. Sales to three and two customers (one of which is the same) represented approximately 99% and 92% of the Catalyst Research Instrument Operations' net sales, respectively, and 44% and 19% of total revenues for the three months ended December 31, 2016 and 2015, respectively.

               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________
Six months ended December 31, 2016:

 Revenues      $2,923,600   $1,269,600  $  49,700  $   -     $4,242,900
 Foreign Sales	1,313,000       15,100       -	       -      1,328,100
 Income (Loss) from
    Operations	  164,000   (  115,000) (  67,400)     -      (  18,400)
 Assets	      	4,131,400    1,982,800    434,700   695,900   7,244,800
 Long-Lived Asset
    Expenditures   13,600         -        5,800       -         19,400
 Depreciation and
    Amortization  153,400       11,100    25,000       -        189,500


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


Approximately 52% and 50% of net sales of benchtop laboratory equipment (36% and 41% of total revenues) for the six month periods ended December 31, 2016 and 2015, respectively, were derived from the segment's main product, the Vortex-Genie 2(R) mixer, excluding accessories.

Two benchtop laboratory equipment customers, accounted in the aggregate for approximately 16% and 13% of the segment?s net sales for the six month periods ended December 31, 2016 and 2015, and 11% of total revenues for both periods.

Approximately 23% and 20% of net sales of benchtop laboratory equipment (16% of total revenues for both periods) were derived from Torbal brand products for the six months ended December 31, 2016 and 2015, respectively.

For the six month periods ended December 31, 2016 and 2015, catalyst research each of the six month periods, accounted for approximately 97% and 88% of the segment?s net sales and 29% and 14% of total revenues, respectively.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at December 31, 2016 and June 30, 2016 according to the valuation techniques the Company used to determine their fair values:


                                    Fair Value Measurements Using Inputs
                                                Considered as

                            Fair Value at
                            December 31, 2016  Level 1   Level 2  Level 3
                            _________________  ________ _______  ________
Assets:

Cash and cash equivalents	$  897,100  $  897,100  $  -     $  -
Available for sale securities      290,900     290,900     -        -
                                __________  __________  _______  ________
Total			        $1,188,000  $1,188,000  $  -     $  -
                                ==========  ==========  =======  ========
Liabilities:

Contingent consideration        $  228,900  $    -      $  -   	 $228,900
                                ==========  ==========  =======  ========

                                    Fair Value Measurements Using Inputs
                                                Considered as

                            Fair Value at
                            June 30, 2016   Level 1    Level 2  Level 3
                            ______________  __________ _______  ________
Assets:

Cash and cash equivalents	$1,245,000  $1,245,000  $  -    $  -
Available for sale securities      290,100     290,100     -       -
                                __________  __________  _______ ________
Total			        $1,535,100  $1,535,100  $  -    $  -
                                ==========  ==========  ======= ========
Liabilities:

Contingent consideration        $  346,300  $    -      $  -   	$346,300
                                ==========  ==========  ======= ========

The following table sets forth an analysis of changes during the six months ended December 31, 2016, Level 3 financial liabilities of the Company:

	Beginning balance, June 30, 2016		$346,300
	Payments				        (117,400)
                                                        _________
	Ending Balance, December 31, 2016	        $228,900
                                                        =========

Investments in marketable securities classified as available-for-sale by security type at December 31, 2016 and June 30, 2016 consisted of the following:
							    Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________

At December 31, 2016:

        Available for sale:
        Equity securities           $   36,500   $  48,500  $  12,000
        Mutual funds                   260,400     242,400    (18,000)
                                    __________   _________  __________
                                    $  296,900   $ 290,900  $(  6,000)
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

  Inventories for financial statement purposes are based on perpetual inventory records at December 31, 2016 and based on a physical count as of June 30, 2016. Components of inventory are as follows:

			      December 31,       June 30,
				  2016   	   2016
	                      ____________      __________
	Raw Materials         $1,365,900	$1,529,800
	Work in process          392,600           425,300
	Finished Goods           366,500	   457,000
                              ____________      __________
			      $2,125,000	$2,412,100
                              ============      ==========

6.   Earnings (loss) per common share:

Basic earnings (loss) per common share are computed by dividing net income
(loss) by the weighted-average number of shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, if any.

Earnings (loss) per common share was computed as follows:

           			For the Three Month	For the Six Month
             			Periods Ended	    	Period Ended
                           	December 31,            December 31,
                           ________________________________________________
			        2016        2015   	2016       2015
                           ___________  __________ ____________ ___________

Net income (loss)	   $    45,300  $   94,400 ($    3,400) $    34,300
                           ===========  ========== ============ ===========
Weighted average common
  shares outstanding   	     1,489,112	 1,489,112   1,489,112    1,489,112
Dilutive  securities	          -    	      -   	  -            -
                           ___________  __________ ____________ ___________
Weighted average dilutive
  common shares outstanding  1,489,112   1,489,112   1,489,112    1,489,112
                           ===========  ========== ============ ===========
Basic and diluted earnings
  (loss) per common share  $  .03	$  .06    ($  .00)      $  .02
                           ======       ======    ========      ======


Approximately 43,500 and 38,500 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three and six month periods ended December 31, 2016 and 2015, respectively, because the effect would be anti-dilutive.

7.   Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions. Goodwill amounted to $705,300 as of December 31, 2016 and June 30, 2016, all of which is expected to be deductible for tax purposes.

 The components of other intangible assets are as follows:

			   Useful                Accumulated
			   Lives        Cost     Amortization    Net
                         ________   __________  _____________ _________
 At December 31, 2016:
 Technology, trademarks  5/10 yrs.  $  722,800  $   510,900   $ 211,900
 Trade names                6 yrs.     140,000 	     66,100      73,900
 Websites                   5 yrs.     210,000      119,000      91,000
 Customer relationships  9/10 yrs.     357,000      274,800      82,200
 Sublicense agreements     10 yrs.     294,000      150,700	143,300
 Non-compete agreements     5 yrs.     384,000      267,300     116,700
 Intellectual Property,
 Research & Development
 (IPR&D)                    3 yrs.     110,000      103,900       6,100
 Other intangible assets    5 yrs.     192,700      159,500      33,200
                                    __________   __________  __________
	  			    $2,410,500   $1,652,200  $  758,300
                                    ==========   ==========  ==========

			  Useful                Accumulated
			  Lives         Cost    Amortization     Net
                         _________  __________  ____________ __________
 At June 30, 2016:
 Technology, trademarks  5/10 yrs.  $  722,800  $  468,800   $  254,000
 Trade names                6 yrs.     140,000 	    54,400       85,600
 Websites                   5 yrs.     210,000      98,000      112,000
 Customer relationships  9/10 yrs.     357,000     261,600       95,400
 Sublicense agreements     10 yrs.     294,000     136,000      158,000
 Non-compete agreements     5 yrs.     384,000     239,100      144,900
 Intellectual Property,
 Research & Development
 (IPR&D)                    3 yrs.     110,000      85,500       24,500
 Other intangible assets    5 yrs.     177,900     154,700       23,200
                                    __________  __________   __________
	  			    $2,395,700  $1,498,100   $  897,600
                                    ==========  ==========   ==========

Total amortization expense was $76,200 and $87,500 for the three months ended December 31, 2016 and 2015, respectively and $154,100 and $173,800 for the six months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, estimated future amortization expense related to intangible assets is $143,300 for the remainder of the fiscal year ending June 30, 2017, $288,500 for fiscal 2018, $210,600 for fiscal 2019, $45,100 for fiscal 2020, $43,500 for fiscal 2021 and $27,300 thereafter.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $347,900 to $897,100 as of December 31, 2016 from $1,245,000 as of June 30, 2016.

Net cash used in operating activities was $450,300 for the six months ended December 31, 2016 compared to $167,400 used during the six months ended December 31, 2015. The current year period reflected a loss as compared to income in the prior year period, higher accounts receivable balances, increased prepayments to vendors, and lower accounts payable and decreased accrued expense items, partially offset by lower inventories. Cash used in investing activities was $27,000 for the six months ended December 31, 2016 compared to $16,800 for the six months ended December 31, 2015 primarily due to fixed asset and intangibles purchases. Cash provided by financing activities was $129,300 for the six months ended December 31, 2016 compared to $184,900 for the six months ended December 31, 2015 primarily due to lower amounts of line of credit proceeds and higher contingent consideration payments.

The Company's working capital decreased by $91,400 to $3,940,500 at December 31, 2016 from $4,031,900 at June 30, 2016.

The Company has two lines of credit through June 2017 with First National Bank of Pennsylvania - an Export-Related Revolving Line of Credit which is guaranteed by the Export-Import Bank of the United States which provides for export-related borrowings of up to $200,000, bearing interest at prime plus 1% and an annual fee of 1.75% and a second one-year Demand Line of Creditwhich provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 3.75%. Advances on both lines are secured by a pledge of the Company's assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of December 31, 2016 the Company had $250,000 outstanding which was paid in January 2017.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities, lines of credit, and operations.

Results of Operations

Financial Overview

The Company recorded income before income tax expense of $64,800 and $123,100 for the three month periods ended December 31, 2016 and 2015, respectively; and loss before income tax benefit of $4,700 and income before income tax expense of $45,200 for the six month periods ended December 31, 2016 and 2015, respectively primarily due to lower gross profit amounts generated by the Benchtop Laboratory Equipment Operations and higher operating expenses. The results reflect non-cash amounts for depreciation and amortization of $93,800 and $189,500 for the three and six months ended December 31, 2015 compared to $105,600 and $210,800 respectively.

The Three Months Ended December 31, 2016 Compared With the Three Months Ended December 31, 2015

Net revenues for the three months ended December 31, 2016 increased by $655,600 (32.3%) to $2,683,800 from $2,028,200 for the three months ended December 31, 2015, primarily as a result of a $777,600 increase in sales of catalyst research instruments, partially offset by decreases of $116,700 and $5,300 in sales and revenues of benchtop laboratory equipment and bioprocessing products. Sales of the benchtop laboratory equipment products generally are pursuant to many small purchase orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $397,300 at December 31, 2016 compared to $3,102,000 as of December 31, 2015, the majority of which are anticipated to be delivered by June 30, 2017.

The gross profit percentage for the three months ended December 31, 2016 decreased to 29.6% compared to 41.3% for the year earlier three month period primarily due to lower gross profit margins by the Catalyst Research Instrument Operations due to sales mix.

General and administrative expenses for the three month comparative periods ended December 31, 2016 and December 31, 2015 increased by $13,500 (3.4%) to $409,200 from $395,700 primarily due to various expenses incurred by the Benchtop Laboratory Equipment Operations.

Selling expenses for the three months ended December 31, 2016 amounted to $224,200 compared to $227,200 for the three months ended December 31, 2015.

Research and development expenses for the three months ended December 31, 2016 increased $20,900 (24.9%) to $105,000 from $84,100 for the three months ended December 31, 2015, primarily the result of increased new product development by the Company's Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations.

Total other income (expense), net for the three month period ended December 31, 2016 increased by $15,900 to $8,300 from ($7,600) for the three month period ended December 31, 2015 due to decreased interest expense as a result of less borrowings.

For the three months ended December 31, 2016, income tax expense was $19,500 compared to $28,700 for the three months ended December 31, 2015 due to the decreased income for the period.

As a result, the net income for the three months ended December 31, 2016 was $45,300 compared to $94,400 for the three months ended December 31, 2015.

The Six Months Ended December 31, 2016 Compared With the Six Months Ended December 31, 2015

Net revenues for the six months ended December 31, 2016 increased by $770,300 (22.2%) to $4,242,900 compared to $3,472,600 for the six months ended December 31, 2015, primarily due to increases of $702,100 and $77,100 in sales of catalyst research instruments and benchtop laboratory equipment, respectively, partially offset by a $8,900 decrease in revenues of the Bioprocessing Systems Operations. Sales of benchtop laboratory equipment products generally are comprised of many small purchase orders from distributors, while sales of catalyst research instruments are comprised of a small number of large orders, typically averaging over $100,000 each, resulting in significant swings in revenues.

The gross profit percentage for the six months ended December 31, 2016 decreased to 34.5% compared to 41.3% for the six months ended December 31, 2015, primarily due to lower gross profit margins by the Catalyst Research Instrument Operations due to sales mix.

General and administrative expenses increased by $17,700 (2.2%) to $821,600 for the six months ended December 31, 2016 from $803,900 for the comparable period of the prior year, primarily due to various expenses incurred by the Benchtop Laboratory Equipment Operations.

Selling expenses for the six months ended December 31, 2016 increased by $46,700 (11.8%) to $440,900 from $394,200 for the six months ended December 31, 2015, primarily due to online advertising for the Benchtop Laboratory Equipment Operations.

Research and development expenses for the six months ended December 31, 2016 increased by $50,900 (30.0%) to $220,400 compared to $169,500 for the six months ended December 31, 2015, primarily the result of increased new product development by the Company's Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations.

Total other income (expense), net, for the six month period ended December 31, 2016 increased to $13,700 from ($20,000) for the six months ended December 31, 2015 primarily due to decreased interest expense and miscellaneous income items.

For the six month period ended December 31, 2016 the income tax benefit was $1,300 compared to income tax expense of $10,900 for the comparable period of the prior fiscal year due to the loss during the current year period compared to income in the prior year.

As a result, the net loss for the six months ended December 31, 2016 was $3,400 compared to net income of $34,300 for the six months ended December 31, 2015.

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
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



	(b) Reports on Form 8-K:

	Report dated November 15, 2016 reporting under Item 8.01.

	Report dated January 15, 2017 reporting under Item 8.01.

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

Date: February 10, 2017