Form 10-Q
period 2017-03-31
SCIENTIFIC INDUSTRIES INC
filed 2017-05-12
CIK 87802

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	    Washington, D.C. 20549

	          FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For quarterly period ended:  March 31, 2017

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

The number of shares outstanding of the issuer's common stock par value, $0.05 per share, as of May 1, 2017 was 1,494,112 shares.

                       TABLE OF CONTENTS



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

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements


SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                 ASSETS
                                       March 31,   June 30,
                                           2017         2016
                                       (Unaudited)
                                        ___________  __________
Current Assets:
  Cash and cash equivalents		$1,211,300   $ 1,245,000
  Investment securities			   294,000	 290,100
  Trade accounts receivable, net	 1,327,700     1,231,900
  Inventories				 2,205,900     2,412,100
  Prepaid expenses and other current
   assets		 		    73,100	  47,200
  Deferred taxes			   141,000	 140,600
					__________   ___________
    Total current assets		 5,253,000     5,366,900

Property and equipment at cost, net	   212,900	 251,100

Intangible assets, net  		   690,200       897,600

Goodwill				   705,300	 705,300

Other assets				    52,500	  52,500

Deferred taxes				   284,200	 275,900
                                        __________    __________
    Total assets                        $7,198,000    $7,549,300
                                        ==========    ==========
	LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable			$  343,100    $  342,400
  Customer advances			   107,900	    -
  Notes payable, current portion	     6,600  	   6,400
  Accrued expenses, current
    portion		   		   532,000	 849,700
  Contingent consideration, current
    portion			   	    16,000	 136,500
					__________    __________
      Total current liabilities		 1,005,600     1,335,000

Notes payable, less current portion	     7,500	  12,500
Accrued expenses, less current portion	    60,000	  60,000
Contingent consideration payable,
  less current portion	    		   164,200	 209,800
					__________   ___________
       Total liabilities		 1,237,300     1,617,300
					__________   ___________
Shareholders' equity:
  Common stock, $.05 par value; authorized 7,000,000 shares;
    1,513,914 and 1,508,914 issued
      and outstanding at March 31, 2017
       and June 30, 2016	            75,700	  75,400
  Additional paid-in capital		 2,515,000     2,498,500
  Accumulated other comprehensive
   income (loss)		   	(    4,700)	     900
  Retained earnings                      3,427,100     3,409,600
					___________   __________
                                         6,013,100     5,984,400
  Less common stock held in treasury, at cost,
   19,802 shares                            52,400	  52,400
					___________   __________
      Total shareholders' equity         5,960,700     5,932,000
                                        ___________   __________
      Total liabilities and
         shareholders' equity           $7,198,000    $7,549,300
 					==========    ==========


See notes to unaudited condensed consolidated financial statements
                                  1

       SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                          For the Three Month	  For the Nine Month
                             Periods Ended          Periods Ended
                                 March 31,               March 31,
                         ______________________ _____________________
                             2017      2016         2017       2016
                         ______________________ _____________________
Revenues                 $1,910,900  $1,674,300 $6,153,800  $5,146,900
Cost of revenues          1,054,800     993,100  3,833,200   3,032,900
                         __________  __________ __________  __________
Gross profit                856,100     681,200  2,320,600   2,114,000
                         __________  __________ __________  __________
Operating expenses:
 General & administrative   435,100     426,700  1,256,700   1,230,500
 Selling                    223,900     196,200    664,800     590,400
 Research & development     114,100      93,400    334,500     263,000
                         __________  __________ __________  __________
  Total operating
  expenses  		    773,100     716,300  2,256,000   2,083,900
                         __________  __________ __________  __________
Income (loss) from
 operations   		     83,000    ( 35,100)    64,600      30,100
                         __________  __________ __________  __________
Other income (expense):
 Investment income	      1,100         300     10,100	 5,700
 Other			       -            200	     5,700   (	 3,000)
 Interest expense	  (   1,200)   ( 13,700) (   2,200)  (  35,900)
                         __________  __________  _________  __________
  Total other income,
  (expense) net		  (     100)   ( 13,200)    13,600   (  33,200)
                         __________  __________  _________  __________
 Income (loss) before
 income taxes (benefit)      82,900    ( 48,300)    78,200   (   3,100)
                         __________  __________  _________  __________
Income tax expense (benefit):
  Current		     38,900       2,200     23,400      43,100
  Deferred		 (   21,600)   ( 13,600)  (  7,400)  (  43,600)
                         __________  __________  _________  __________
Total income tax
  expense (benefit)	     17,300    ( 11,400)    16,000   (     500)
                         __________  __________  _________  __________
Net income (loss)         $  65,600   ($ 36,900)  $ 62,200   ($  2,600)
                         ==========  ==========  =========  ==========

Basic earnings (loss) per common
 share	                    $  .04     ($  .02)   $  .04     ($ .00)
Diluted earnings (loss) per common
 share  		    $  .04     ($  .02)	  $  .04     ($ .00)

Cash dividends declared
 per common share	    $  .03  	$   -	  $  .03      $   -

See notes to unaudited condensed consolidated financial statements

             SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)




		              For the Three Month    For the Nine Month
                                 Periods Ended          Periods Ended
                                    March 31,              March 31,
                              ____________________   ______________________
                                 2017      2016         2017       2016
                              ____________________   ______________________
Net income (loss)	      $ 65,600  ($ 36,900)   $  62,200  ($   2,600)

Other comprehensive income (loss):
  Unrealized holding gain (loss)
  arising during period,
  net of tax			 1,300      3,000   (    5,600) (    1,900)
                              ________  _________   __________  __________
Comprehensive income (loss)   $ 66,900  ($ 33,900)   $  56,600  ($   4,500)
                              ========  =========   ==========  ==========



































See notes to unaudited condensed consolidated financial statements

     SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                       For the Nine Month Periods Ended
                                        March 31, 2017  March 31, 2016
                                        ______________  ______________
Operating activities:
  Net Income (loss)			  $  62,200	($   2,600)
                                          _________     ___________
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
      Gain on sale of investments        (    3,200) 	      -
      Loss on asset disposal		       -	     2,700
      Depreciation and amortization	    276,500	   319,100
      Deferred income tax expense	  (   7,400)	 (  43,600)
 Stock-based compensation		      1,300	    11,200
	 Changes in operating assets and liabilities:
	    Accounts receivable		  (  95,800)	   364,600
         Inventories			    206,200	(1,461,200)
         Prepaid expenses and other current
          assets  			  (  25,900)	    13,800
         Accounts payable                       700	   194,700
         Customer advances		    107,900	   191,400
         Accrued expenses		  ( 317,700)	   195,000
         			          __________	__________
      Total adjustments	        	    142,600 	(  212,300)
					  __________    __________
      Net cash provided by (used in)
       operating activities		   204,800	(  214,900)
                                          __________    __________
Investing activities:
  Redemption of investment securities,
    available-for-sale			    11,100           -
  Purchase of investment securities,
    available-for-sale			(   18,700)	(   2,700)
  Capital expenditures			(   18,200)	(  45,100)
  Purchase of intangible assets		(   12,800)	(   7,400)
                                        ___________     __________
      Net cash used in investing
       activities			(   38,600)	(  55,200)
                                        ___________     __________
Financing activities:
 Line of credit proceeds		   250,000	  970,000
 Line of credit repayments		(  250,000) 	     -
 Cash dividend declared and paid        (   44,500)          -
 Payments of contingent consideration	(  166,100)    (  100,900)
 Proceeds from exercise of stock options    15,500           -
 Principal payments on note payable     (    4,800)          -
                                        ___________    ___________
      Net cash provided by (used in)
       financing activities             (  199,900)      869,100
                                        ___________    ___________
Net increase (decrease) in cash and cash
 equivalents				(   33,700)	 599,000
Cash and cash equivalents, beginning
  of year	                         1,245,000       482,000
                                        ___________   ___________
Cash and cash equivalents, end
  of period			        $1,211,300    $1,081,000
                                        ===========   ===========
Supplemental disclosures:
Cash paid during the period for:
 Income taxes				$  213,500    $   35,500
 Interest				     2,200	  27,200

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General: The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission?s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2016. The results for the three and nine months ended March 31, 2017, are not necessarily an indication of the results for the full fiscal year ending
June 30, 2017.

1.	Summary of significant accounting policies:

	Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc. ("Scientific"), a Delaware corporation, Altamira Instruments, Inc.("Altamira"), a wholly-owned subsidiary and Delaware corporation, Scientific Packaging Industries, Inc. (an inactive wholly-owned subsidiary and New York corporation) and Scientific Bioprocessing, Inc. ("SBI"), a wholly-owned subsidiary and Delaware corporation. All are collectively referred to as the "Company". All material intercompany balances and transactions have been eliminated.

2.	Recent Accounting Pronouncements:

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other, (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the subsequent measurement and impairment of goodwill. The ASU simplifies the complexity of evaluating goodwill for impairment by eliminating the second step of the impairment test, which compares the implied fair value of a reporting unit's goodwill to the carrying amount of that goodwill. Instead, the ASU requires entities to compare the fair value of a reporting unit to its carrying amount in order to determine the amount of goodwill impairment recognized. ASU No. 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption of all the amendments for ASU 2017-04 is permitted. Amendments must be applied prospectively. The Company is in process of assessing the impact of the adoption of ASU No. 2017-04 on its financial position, results of operations and cash flows.

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


Segment information is reported as follows (foreign sales are principally to customers in Europe and Asia):


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ ___________

Three months ended March 31, 2017:

 Revenues	$1,410,800 $  359,800   $  140,300 $    -    $1,910,900
 Foreign Sales	   611,400     37,100         -	        -	648,500
 Income(Loss)from
    Operations      88,900 (   82,400)      76,500	-        83,000
 Assets     	 4,170,900  1,822,200      485,700   719,200  7,198,000
 Long-Lived Asset
    Expenditures     4,600       -           7,000      -      	 11,600
 Depreciation and
    Amortization    73,500      1,600       12,000      -        87,100



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

Approximately 54% and 50% of net sales of benchtop laboratory equipment for the three month periods ended March 31, 2017 and 2016, respectively, were derived from the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 21% and 22% of total benchtop laboratory equipment sales were derived from the Torbal Scales Division for the three months ended March 31, 2017 and 2016, respectively.

Two benchtop laboratory equipment customers accounted for approximately 15% and 19% of the segment's net sales for the three month periods ended March 31, 2017 and 2016 (11% and 15% of total revenues, respectively, for the periods).

Sales of catalyst research instruments are generally pursuant to large orders averaging more than $100,000 per order to a limited numbers of customers. Sales to two customers in the three months ended March 31, 2017 and two different customers in the three months ended March 31, 2016, accounted respectively for 76% and 86% of the segment?s net sales for each of the periods (14% and 19% of total revenues, respectively, for the periods).


               Benchtop    Catalyst     Bio-       Corporate
               Laboratory  Research     processing and       Conso-
               Equipment   Instruments  Systems    Other     lidated
               __________  ___________  __________ _________ __________
Nine months ended March 31, 2017:

 Revenues	$4,334,400  $1,629,400  $  190,000 $    -    $6,153,800
 Foreign Sales	 1,924,400      52,200        -	        -     1,976,600
 Income(Loss)from
    Operations     252,900  (  197,400)      9,100	-        64,600
 Assets     	 4,170,900   1,822,200     485,700   719,200  7,198,000
 Long-Lived Asset
    Expenditures    18,200        -         12,800      -        31,000
 Depreciation and
    Amortization   226,900      12,700      37,000      -       276,600




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



Approximately 53% and 50% of net sales of benchtop laboratory equipment for the nine month periods ended March 31, 2017 and 2016,respectively, were derived from sales of the Company's main product, the Vortex-Genie 2 mixer, excluding accessories.
                                  7

Approximately 23% and 21% of total benchtop laboratory equipment sales for the nine months ended March 31, 2017 and 2016, respectively, were derived from sales of the Torbal Scales Division.

Two benchtop laboratory equipment customers, accounted for approximately 11% and 15% of the segment?s net sales (8% and 12% of total revenues) for the nine month periods ended March 31, 2017 and 2016, respectively.

Sales of catalyst research instruments to four customers in the nine months ended March 31, 2017 and to four other customers in the nine months ended March 31, 2016 accounted for approximately 92% and 87% of that segment's net sales (24% and 16% of total revenues) for the respective nine month periods.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2017 and June 30, 2016 according to the valuation techniques the Company used to determine their fair values:


                                    Fair Value Measurements Using Inputs
                                                Considered as

                            Fair Value at
                            March 31, 2017   Level 1    Level 2  Level 3
                            ______________  __________ _______  ________
Assets:

Cash and cash equivalents	$1,211,300  $1,211,300  $  -    $  -
Available for sale securities  	   294,000     294,000     -       -
Total				$1,505,300  $1,505,300  $  -    $  -

Liabilities:

Contingent consideration	$  180,200  $    -      $  -   	$180,200

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
                                ==========  ==========  ======= ========

The following table sets forth an analysis of changes during the nine months ended March 31, 2017, Level 3 financial liabilities of the
Company:

	Beginning balance, June 30, 2016		$346,300
	Payments					(166,100)
                                                        _________
	Ending Balance, March 31, 2017   	        $180,200
                                                        =========

Investments in marketable securities classified as available-for-sale by security type at March 31, 2017 and June 30, 2016 consisted of the following:

  							    Unrealized
                                               	    Fair   Holding Gain
                                        Cost        Value     (Loss)
	                           ____________  _________ ____________
At March 31, 2017:

     Available for sale:
     Equity securities		      $  37,000	  $  49,500  $  12,500
     Mutual funds		        261,700	    244,500 (   17,200)
                                      _________   _________ ___________
                                      $ 298,700   $ 294,000 ($   4,700)
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

At interim reporting periods, inventories for financial statement purposes are based on perpetual inventory records. Components of inventory are as follows:

                        March 31,  		   June 30,
                          2017   		     2016
                      __________                   ___________
Raw Materials         $1,364,900		   $1,529,800
Work in process          429,500    		      425,300
Finished Goods           411,500		      457,000
                      __________                   __________
                      $2,205,900	           $2,412,100
                      ==========                   ==========
                                        9

6.	Earnings (Loss) per common share:

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings (loss) per common share include the dilutive effect of stock options, if any.



           Earnings (Loss) per common share was computed as follows:

                           For the Three Month	For the Nine Month
                           Periods Ended		Periods Ended
                           March 31,              	March 31,
                           ___________________  _____________________
    			      2017       2016  	     2017     2016
                           ___________________  _____________________
Net income (loss)           $ 65,600  ($ 36,900)  $ 62,200  ($  2,600)
                            ========  =========   ========  =========
Weighted average common
 shares outstanding        1,492,334  1,489,112  1,490,189  1,489,112
Effect of dilutive
 securities                       38       -         1,309       -
                           _________  _________  _________  _________
Weighted average dilutive
common shares outstanding  1,492,372  1,489,112  1,491,498  1,489,112
                           =========  =========  =========  =========
Basic earnings (loss) per
common share		    $  .04    ($  .02)     $  .04    ($  .00)
                            ======    =======      ======    =======
Diluted earnings (loss) per
common share 		    $  .04    ($  .02)     $  .04    ($  .00)
                            ======    =======      ======    =======

Approximately 33,500 and 38,500 shares of the Company's Common Stock issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per common share for the three and nine month periods ended March 31, 2017 and 2016, respectively, because the effect would be anti-dilutive.

7.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisitions. Goodwill amounted to $705,300 as of March 31, 2017 and June 30, 2016, respectively, all of which is deductible for tax purposes.

The components of other intangible assets are as follows:


			  Useful                Accumulated
			  Lives         Cost    Amortization     Net
                         _________  __________  ____________ __________
 At March 31, 2017:

 Technology, trademarks  5/10 yrs. $  722,800   $  532,000   $  190,800
 Trade names		    6 yrs.    140,000	    71,900       68,100
 Websites		    5 yrs.    210,000	   129,500       80,500
 Customer relationships  9/10 yrs.    357,000	   278,100       78,900
 Sublicense agreements     10 yrs.    294,000	   158,000	136,000
 Non-compete agreements     5 yrs.    384,000	   280,500      103,500
 Intellectual property,
  research & development
  (IPR&D)		    3 yrs.     110,000	   110,000	   -
 Other intangible assets    5 yrs.     194,500     162,100       32,400
                                    __________  __________   __________
                                    $2,412,300  $1,722,100   $  690,200
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
                                    __________  __________   __________
	  			    $2,395,700  $1,498,100   $  897,600
                                    ==========  ==========   ==========


Total amortization expense was $69,900 and $89,400 for the three months ended March 31, 2017 and 2016, respectively and $224,000 and $263,200 for the nine months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, estimated future amortization expense related to intangible assets is $73,400 for the remainder of the fiscal year ending June 30, 2017, $288,500 for fiscal 2018, $210,600 for fiscal
2019, $45,100 for fiscal 2020, $43,500 for fiscal 2021, and $29,100 thereafter.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management?s Discussion and Analysis or Plan of Operations

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

Liquidity and Capital Resources

Cash and cash equivalents decreased $33,700 to $1,211,300 as of March 31, 2017 from $1,245,000 as of June 30, 2016.

Operating activities provided cash of $204,800 for the nine month period ended March 31, 2017 as compared to the $214,900 used during the nine month period ended March 31, 2016. The current year period reflected income from operations and significantly lower amounts of work-in-progress inventories for the Catalyst Research Instruments Operations related to a significant order shipped last year, partially offset by higher amounts in accrued expenses. Net cash used in investing activities was $38,600 for the nine months ended March 31, 2017 compared to $55,200 for the comparable period last year primarily due to decreased capital expenditures in the current year period. Net cash used in financing activities was $199,900 for the nine months ended March 31, 2017 compared to $869,100 provided by financing activities in the comparable prior year period primarily due to the proceeds from the export-related line of credit to finance the inventories discussed above in the prior year period and higher contingent consideration paid.

The Company's working capital increased by $215,500 to $4,247,400 as of March 31, 2017 from $4,031,900 at June 30, 2016.

The Company has two lines of credit through June 2017 with First National Bank of Pennsylvania comprised of (i) an Export-Related Revolving Line of Credit which is guaranteed by the Export-Import Bank of the United States which provides for export-related borrowings of up to $200,000, bearing interest at the prime rate plus 1% and an annual fee of 1.75% and (ii) a second one-year Demand Line of Credit which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at the prime rate, currently 4.0%. Advances on both lines are secured by a pledge of the Company's assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of March
31, 2017 and June 30, 2016, the Company had no borrowings outstanding.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources which include its cash and investment securities, income from operations, and the lines of credit which are expected to be renewed.

Results of Operations


Financial Overview

The Company recorded income before income tax expense of $82,900 and a loss before income tax benefit of $48,300 for the three month periods ended
March 31, 2017 and 2016, respectively; and income before income tax of $78,200 and a loss before income tax benefit of $3,100 for the nine month periods ended March 31, 2017 and 2016, respectively, primarily due to higher sales and gross profit margins of benchtop laboratory equipment and higher royalties earned by the Bioprocessing Systems Operations, partially offset by increased losses by the Catalyst Research Instruments Operations due principally to lower gross margins. The results reflect non-cash amounts for depreciation and amortization of $87,100 and $108,300 for the three months ended March 31, 2017 and 2016, respectively, and $276,600 and $319,100 for the nine months ended March 31, 2017 and 2016, respectively.

The Three Months Ended March 31, 2017 Compared With the Three Months Ended March 31, 2016

Net revenues for the three months ended March 31, 2017 increased by $236,600 (14.1%) to $1,910,900 from $1,674,300 for the three months ended
March 31, 2016, as a result of a $131,500 increase in sales of benchtop laboratory equipment and $110,200 increase in royalties earned by the Bioprocessing Systems Operations, partially offset by a decrease of $5,100 in catalyst research instruments sales. Sales of the benchtop laboratory equipment products generally are pursuant to many small purchase orders from distributors, while catalyst research instruments are sold pursuant to a small number of larger orders, typically averaging over $100,000 each, resulting in significant swings in revenues. The backlog of orders for catalyst research instruments was $431,200 at March 31, 2017 compared to $3,027,000 as of March 31, 2016, all of which is anticipated to be delivered by June 30, 2017. Revenues derived by the Bioprocessing Systems Operations pertain to royalties earned from sublicenses.

The gross profit percentage for the three months ended March 31, 2017 was 44.8% compared to 40.7% for the three months ended March 31, 2016, reflecting increased margins for the Benchtop Laboratory Equipment and lower gross margins for catalyst research instruments as a result of sales mix. All the revenues derived by the Bioprocessing Systems
Operations related to net royalties earned.

General and administrative expenses for the three months ended March 31, 2017 amounted to $435,100 compared to $426,700 for the three months ended March 31, 2016.

Selling expenses for the three months ended March 31, 2017 increased $27,700 (14.1%) to $223,900 compared to $196,200 for the three months ended March 31, 2016 principally due to increased online marketing activities by the Benchtop Laboratory Equipment Operations and trade show activity by the Catalyst Research Instruments Operations.

Research and development expenses for the three months ended March 31, 2017 increased $20,700 (22.2%) to $114,100 from $93,400 for the three months ended March 31, 2016, primarily the result of increased new product development expenses incurred by the Company's Bioprocessing Systems Operations.

Total other income (expense), net for the three month period ended March 31, 2017 was ($100) compared to ($13,200) for the three month period ended March 31, 2016 due to decreased interest expense as a result of less borrowings during the current period.

For the three months ended March 31, 2017, income tax expense was $17,300 compared to tax benefit of $11,400 for the prior year comparative period due to income for the current year period.

As a result, the net income for the three months ended March 31, 2017 was $65,600 compared to a loss of $36,900 for the three months ended March 31, 2016.

The Nine Months Ended March 31, 2017 Compared With the Nine Months Ended March 31, 2016

Net revenues for the nine months ended March 31, 2017 increased by $1,006,900 (19.6%) to $6,153,800 compared to $5,146,900 for the nine months ended December 31, 2015, due to increases of $697,100, $208,500 and $101,300 in sales of catalyst research instruments, benchtop laboratory equipment, and bioprocessing systems royalties, respectively.

The gross profit percentage for the nine months ended March 31, 2017 decreased to 37.7% compared to 41.1% for the nine months ended March 31, 2016, reflecting lower gross margins for catalyst research instruments as a result of sales mix and increased margins for the Benchtop
Laboratory Equipment.

All the revenues derived by the Bioprocessing Systems Operations related to net royalties earned.

General and administrative expenses increased by $26,200 (2.1%) to $1,256,700 for the nine months ended March 31, 2017 from $1,230,500 for the comparable period of the prior year, primarily due to various expenses incurred by the Benchtop Laboratory Equipment Operations.

Selling expenses for the nine months ended March 31, 2017 increased by $74,400 (12.6%) to $664,800 from $590,400 for the nine months ended March 31, 2016, principally due to online marketing activities by the Benchtop Laboratory Equipment Operations and trade show activity by the Catalyst Research Instruments Operations.

Research and development expenses for the nine months ended March 31,2017 increased by $71,500 (27.2%) to $334,500 compared to
$263,000 for the nine months ended March 31, 2016, primarily the result of increased new product development by the Company's Bioprocessing Systems Operations and the Benchtop Laboratory Equipment Operations.

Total other income (expense), net, for the nine month period ended March 31, 2017 increased to $13,600 from ($33,200) for the nine months ended March 31, 2016 primarily due to decreased interest expense.

For the nine month period ended March 31, 2017, the income tax expense was $16,000 compared to income tax benefit of $500 for the comparable period of the prior fiscal year due to income during the current year period.

As a result, net income for the nine months ended March 31, 2017 was $62,200 compared to a net loss of $2,600 for the nine months ended March 31, 2016.

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

	(b) Reports on Form 8-K:

	Report dated February 10, 2017 reporting under Item 1.01.

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

Date: May 12, 2017