Form 10-K
period 2017-06-30
SCIENTIFIC INDUSTRIES INC
filed 2017-09-28
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to________

Commission file number 0-6658

SCIENTIFIC INDUSTRIES, INC.
(Exact Name of Registrant in Its Charter)

Delaware	04-2217279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Orville Drive, Suite 102, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

(631) 567-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class
Common stock, $0.5 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 1, 2017 is $3,049,200.

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of September 1, 2017 is 1,494,112 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SCIENTIFIC INDUSTRIES, INC.

Forward Looking Statements. The Company and its representatives may from time to time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in its filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases "will likely result," “will be,” “will,” "are expected to," "will continue to," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

PART I

Item 1. Business.

General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (which along with its subsidiaries, the “Company”) is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment (“Benchtop Laboratory Equipment”), customized catalyst research instruments (“Catalyst Research Instruments”), under its wholly-owned subsidiary, Altamira Instruments, Inc., (“Altamira”) and through its wholly-owned subsidiary, Scientific Bioprocessing, Inc., (“SBI”), the licensing and development of bioprocessing systems and products (“Bioprocessing Systems”). The Company’s products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, petrochemical companies and other industries performing laboratory-scale research.

Operating Segments. The Company views its operations as three segments: the manufacture and marketing of standard Benchtop Laboratory Equipment for research in university, pharmacy and industrial laboratories sold primarily through laboratory equipment distributors and online; the manufacture and marketing of custom-made Catalyst Research Instruments for universities, government laboratories, and chemical and petrochemical companies; and the development and sublicensing of bioprocessing systems and products for research in university and industrial laboratories. For certain financial information regarding the Company’s operating segments, see Note 2 to the consolidated financial statements included under Item 8.

Products.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold under the “Genie ™” brand, pharmacy and laboratory balances, force gauges, and moisture analyzers under the “Torbal®” brand. Sales of the Company’s principal product, the Vortex-Genie® 2 Mixer, excluding accessories, represented approximately 38% and 28% of the Company’s total net revenues for each of the fiscal years ended June 30, 2017 (“fiscal 2017”) and June 30, 2016 (“fiscal 2016”), 53% and 50% of the segment’s sales for fiscal 2017 and fiscal 2016, respectively.

The vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds.

The Company’s additional mixers and shakers include a high speed touch mixer; a mixer with an integral timer, a patented cell disruptor; microplate mixers, two vortex mixers incorporating digital control and display; a large capacity multi-vessel vortex mixer and line of various orbital shakers.

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

The Company’s Torbal brand line of products include pharmacy, laboratory, and industrial digital scales, mechanical balances, moisture analyzers, and force gauges.

Catalyst Research Instruments. The Catalyst Research Instrument products are offered through the Company’s subsidiary, Altamira. Its flagship product is the AMI-300™, which is used to perform traditional catalyst characterization experiments on an unattended basis. The product also features a stand-alone personal computer to control the instrument and incorporates proprietary LabVIEW®-based software. The Company’s AMI-300 Catalyst Characterization Instrument incorporates a sophisticated data handling package and is designed to perform dynamic temperature-programmed catalyst characterization experiments. All AMI model instruments are designed or adapted to a customer’s individual requirements.

Its other Catalyst Research Instrument products include reactor systems, high throughput systems and micro-activity reactors, including the Company’s BenchCAT™ custom reactor systems. They are available with single and multiple reactor paths and with reactor temperatures up to 1200 degrees Celsius. The systems feature multiple gas flows, are available in gas and gas/liquid configurations, and feature one or more stand-alone personal computers with the LabVIEW®-based control software.

Bioprocessing Systems. The Company, through SBI, sublicenses the patents and technology it holds relating to bioprocessing systems exclusively under a license with the University of Maryland, Baltimore County, (“UMBC”), for which it receives royalties. The Company is also engaged in the design and development of bioprocessing products, principally coaster systems using disposable sensors for vessels with volumes ranging from 250 milliliter to five liters.

Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

Major Customers. Sales, principally of the Vortex-Genie 2 Mixer, to two customers, represented for fiscal 2017 and fiscal 2016, 11% and 9% of total net revenues, respectively, and 15% of Benchtop Laboratory Equipment product sales, for both fiscal years. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $50,000 to a limited number of customers. In fiscal 2017, sales to two customers accounted for 74% of the segment’s sales (19% of total net revenues) and in fiscal 2016 sales to a different single customer accounted for 61% of the segment’s sales (26% of total net revenues).

Marketing.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products sold under the “Genie” brand are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors, who sell the Company’s products through printed catalogs, websites and sales force.

The Company’s “Torbal” brand products are primarily marketed and sold online, and primarily on a direct basis, with only a few distributors. The Company also markets products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, the Company’s websites, one sales manager and one director of marketing in the U.S., and a consultant in Europe.

In general, due to the reliance on sales through the catalog distribution system, it takes two to three years for a new benchtop laboratory equipment product to begin generating meaningful sales.

Catalyst Research Instruments. The Company’s Catalyst Research Instrument products are sold directly worldwide to universities, government laboratories, and chemical and petrochemical companies through its sales personnel and independent representatives engaged on a commission basis. Its marketing efforts include attendance at various trade shows, Altamira’s website, outside sales representatives, and printed materials.

Bioprocessing Systems. The Company’s Bioprocessing Systems products, are currently under development and will be offered both directly and through distribution worldwide to university, industrial, and government laboratories.

Assembly and Production. The Company has an operating facility in Bohemia, New York at which its Benchtop Laboratory Equipment operations are conducted and one in Pittsburgh, Pennsylvania at which its Catalyst Research Instruments operations are conducted. The Company also has a small sales and marketing office in Oradell, New Jersey related to its Torbal division. The Company‘s production operations principally involve assembly of components supplied by various domestic and international independent suppliers. The Company has not commenced production of bioprocessing products, but anticipates that its current facilities will be adequate for such purpose.

Patents, Trademarks, and Licenses.

The Company holds several United States patents relating to its products, including a patent which expires in February 2018 on the Roto-Shake Genie®; a patent which expires in November 2022 on the MagStir Genie®, MultiMagStir Genie®, and Enviro-Genie®, and a patent which expires in January 2029 on a biocompatible bag with integral sensors. The Company has several patent applications pending. The Company does not anticipate any material adverse effect on its operations following the expiration of the patents.

The Company has various proprietary trademarks, including AMI™, BenchCAT™, Biocoaster™, BioGenie®, Cellphase®, Cellstation®, Disruptor Beads™, Disruptor Genie®, Enviro-Genie®, Genie™, Incubator Genie™, MagStir Genie®, MegaMag Genie®, MicroPlate Genie®, MultiMagStir Genie®, Multi-MicroPlate Genie®, Orbital-Genie®, QuadMag Genie®, Rotator Genie®, SBI®, Roto-Shake Genie®, Torbal®, TurboMix™, and Vortex-Genie®, each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

The Company has several licensing agreements for technology and patents used in the Company’s business, including an exclusive license from UMBC with respect to rights and know-how under a patent held by UMBC related to disposable sensor technology, which the Company further sublicenses on an exclusive basis to a German company, and non-exclusive rights held by the Company as it relates to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters. The Company also holds a license to certain technology related to its patent for the Roto-Shake Genie. Total license fees paid by the Company under all its licenses for fiscal 2017 and fiscal 2016 amounted to $242,100 and $106,600, respectively.

Foreign Sales. The Company’s sales to overseas customers, principally in Asia and Europe, accounted for approximately 32% and 53% of the Company’s net revenues for fiscal 2017 and fiscal 2016, respectively. Payments are in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

Seasonality. The Company does not consider its business to be seasonal.

Backlog. Backlog for Benchtop Laboratory Equipment products is not a significant factor because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. There is no backlog for Bioprocessing Systems. The backlog for Catalyst Research Instrument products as of June 30, 2017 was $89,300, all of which is expected to be filled by June 30, 2018, as compared to a backlog of $995,000 as of June 30, 2016, all of which was filled in fiscal 2017.

Competition. Most of the Company's principal competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company’s main competition for its Benchtop Laboratory Equipment products derives from private label brand mixers offered by laboratory equipment distributors in the United States and Europe and products exported from China. However, the Company believes that despite its small size, it is a major market participant in the global vortex mixer market.

The Company's major competitors for its Genie brand Benchtop Laboratory Equipment are Henry Troemner, Inc. (a private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), IKA-Werke GmbH & Co. KG, a German company, Benchmark Scientific, Inc., (a United States importer of China-produced products), and Heidolph Instruments GmbH, a German company. The Company’s main competitors for its Torbal brand products are Ohaus Corporation, an American company, A&D Company Ltd., a Japanese company, and Adam Equipment Co., Ltd., a British company.

The primary competition for the Company’s Catalyst Research Instrument products is in the form of instruments produced internally by research laboratory staffs of potential customers. Major competitors in the United States include Quantachrome Instruments (which is also a customer) and Micromeritics Instrument Corporation, each a privately-held company. The Company sells instruments to Quantachrome under an OEM agreement.

      The potential major competitors for the Company’s Bioprocessing Systems are Applikon Biotechnology, B.V. (Netherlands), PreSens GmbH (Germany). DASGIP Technology GmbH (Germany), and Sartorius AG (Germany).

Research and Development. The Company incurred research and development expenses, the majority of which related to its Benchtop Laboratory Equipment products, of $437,500 during fiscal 2017 compared to $349,000 during fiscal 2016. The Company expects research and development expenditures in the fiscal year ending June 30, 2018 will be slightly higher than fiscal 2017.

Government and Environmental Regulation. The Company’s products and claims with respect thereto have not required approval of the Food and Drug Administration or any other government approval. The Company's manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed, if adopted, federal, state, and local regulations to protect the environment, establish occupational safety and health standards and cover other matters. The Company believes that its operations are in compliance with existing laws and regulations and the cost to comply is not significant to the Company.

Employees. As of September 1, 2017, the Company employed 33 persons (24 for the Benchtop Laboratory Equipment Operations and 9 for the Catalyst Research Instruments operations) of whom 29 were full-time, including its four executive officers. All activities of the Bioprocessing Systems operations are being performed by employees of the Company’s other operations and consultants. None of the Company's employees are represented by any union.

Available Information. The Company’s Annual Report to Stockholders for fiscal 2017, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company’s proxy material and solicitation as it relates to the Company’s 2017 Annual Meeting of Stockholders. All the Company’s reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”), including amendments to such reports, are available on the SEC’s website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company’s public filings can be accessed through the Company’s website at https://scientificindustries.com/sec-filings.

Item 1A. Risk Factors.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, important risk factors are identified below that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to such future periods in any current statements. The Company undertakes no obligation to publicly revise any forward-looking announcements to reflect future events or circumstances.

Dependence on Major Customers

Although the Company does not depend on any one single major customer, sales to two Benchtop Laboratory Equipment Operations customers accounted for a combined aggregate of 15% of the segment’s total sales for fiscal 2017 and fiscal 2016 (11% and 9% of its total net revenues for fiscal 2017 and fiscal 2016, respectively). During fiscal 2017, orders from two customers for catalyst instruments accounted for 74% of the segment’s sales (19% of total net revenues) and during fiscal 2016 one order from a different customer for catalyst research instruments accounted for 61% of the segment’s sales (26% of total net revenues).

No representation can be made that the Company will be successful in continuing to retain any of these customers, or not suffer a material reduction in sales either which could have an adverse effect on future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a Substantial Portion of Revenues

The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 53% and 50% of Benchtop Laboratory Equipment sales, for fiscal 2017 and fiscal 2016, respectively (38% and 28% of total net revenues for fiscal 2017 and fiscal 2016, respectively).

The Company is a Small Participant in Each of the Industries in Which It Operates

The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($5,784,400 for fiscal 2017 and $5,449,700 for fiscal 2016) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete with on price. The Torbal line of products is also a small market participant in its industry with significant competition from well known brands.

The production and sale of Catalyst Research Instruments products is highly competitive. Altamira’s competitors include several companies with greater resources and many laboratories which produce their own instruments.

The Company’s Bioprocessing Systems operation is a participant in the fast-growing laboratory-scale sector of the larger bioprocessing products industry, which is dominated by several large companies with much greater resources than the Company.

The Company’s Ability to Grow and Compete Effectively Depends In Part on Its Ability to Develop and Effectively Market New Products

The Company continuously invests in development and marketing of new Benchtop Laboratory Equipment products with a view to increasing revenues and reducing the Company’s dependence on the Vortex-Genie 2 Mixer, including the acquisition of the Torbal line of products in fiscal 2014. However, gross revenues derived from such other Benchtop Laboratory Equipment products including Torbal products only amounted to $2,705,800 for fiscal 2017 and $2,718,300, for fiscal 2016. The segment’s ability to compete will depend upon the Company’s success in continuing to develop and market new laboratory equipment as to which no assurance can be given.

The Company relies heavily on distributors and their catalogs to market the majority of its Benchtop Laboratory Equipment products, as is customary in the industry. Accordingly, sales of new products are heavily dependent on the distributors’ decision to include and retain a new product in the distributors’ catalogs and on their websites. It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered; furthermore, not all distributors feature the Company’s products in their catalogs.

The Company’s line of Catalyst Research Instruments consists of only a few products. The ability of the Company to compete in this segment and expand the line will depend on its ability to make engineering improvements to existing products and develop and add new products incorporating more current technology. Over the last few years the Company has introduced two new catalyst research products to increase its product offerings and has continuously sought to expand its outside sales force.

The success of the Company’s Bioprocessing Systems operation will be heavily dependent on its ability to develop and produce new products. Such products are of a complex nature in an industry that the Company does not operate in and are taking longer to develop than previously anticipated. In addition, they will be subject to beta testing by end users, which could result in design and/or production changes which could further delay development time. The sale and marketing of the products, at least initially, will be through the Company’s attendance at trade shows, website, online marketing, and a few select distributors.

No assurance can be given that the Company will be successful with its new product development and that its sales and marketing programs will be sufficient to develop additional commercially feasible products which will be accepted by the marketplace, or that any distributor will include or retain any such products in its catalogs and websites.

The Company May Be Subject to General Economic, Political, and Social Factors

Orders for the Company’s products, particularly its Catalyst Research Instruments products, depend in part, on the customer’s ability to secure funds to finance purchases, especially government funding. Availability of funds can be affected by budgetary constraints. Factors including a general economic recession, the European crisis, slowdown in Asian economies, or a major terrorist attack may have a negative impact on the availability of funding including government or academic grants to potential customers.

As discussed in Item 1, the Company has significant sales to overseas customers. The rising dollar against foreign currencies has a negative impact on sales, because the Company’s products, which are paid in dollars, become more expensive.

The Company’s ability to secure new Catalyst Research Instruments orders can also be affected by changes in domestic and international policies pertaining to energy and the environment, which could affect funding of potential customers

The Company is Heavily Dependent on Outside Suppliers for the Components of Its Products

The Company purchases all its components from outside suppliers and relies on a few suppliers for some components, mostly due to cost considerations. Most of the Company’s suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier.

However, a shortage of such components could halt production and have a material negative effect on the Company’s operations.

The Company’s Ability to Compete Depends in Part on Its Ability To Secure and Maintain Proprietary Rights to its Products

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

As part of the asset purchase by SBI during fiscal 2012, the Company acquired the rights to various patents for bioprocessing products which it licenses from UMBC, and expire in calendar 2023.

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

The Company Has Limited Management Resources

                   The loss of the services of any of Ms. Helena Santos, the Company’s Chief Executive and Financial Officer and President, Mr. Robert Nichols, the Company’s Genie Products Division President, Mr. Brookman March, Vice President of Corporate Development and Strategy and Vice President of Sales of Altamira, and Mr. Karl Nowosielski, Torbal Products Division President or any material expansion of the Company’s operations could place a significant additional strain on the Company’s limited management resources and could be materially adverse to the Company’s operating results and financial condition.

The Common Stock of the Company is Thinly Traded and is Subject to Volatility

As of September 1, 2017, there were 1,494,112 shares of Common Stock of the Company outstanding, of which 443,888 shares (30%) were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2017 on which no trades of the Company’s Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

Item 2. Properties.

The Company’s executive office and principal manufacturing facility for its Benchtop Laboratory Equipment operations comprises approximately 19,000 square feet, is located in Bohemia, New York and held pursuant to a lease which expires in February 2025. The Company’s Catalyst Research Instruments operations are conducted from an approximately 9,000 square foot facility in Pittsburgh, Pennsylvania under a lease expiring in November 2017. The Bioprocessing Systems Operations subleases a portion of a 700 square foot laboratory facility in Pittsburgh through October 2017. The Company has a 1,200 square foot facility in Oradell, New Jersey from where it conducts its sales and marketing functions, primarily for the Torbal Products Division of the Benchtop Laboratory Equipment Operations. See Note 10 to the Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company’s operations. In the opinion of management, all properties are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2017.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2016 and fiscal 2017, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended	Low Bid	High Bid
09/30/15	2.43	3.00
12/31/15	2.51	3.25
03/31/16	2.51	2.90
06/30/16	2.66	2.98
09/30/16	2.98	3.07
12/31/16	2.55	3.05
03/31/17	2.78	3.00
06/30/17	2.85	3.06

As of September 1, 2017, there were 295 record holders of the Company's Common Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking statements. Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s financial statements and the related notes included elsewhere in this report.

Overview. The Company reflected a loss before income tax benefit of $146,800 for fiscal 2017 compared to income before income tax expense of $218,900 for fiscal 2016, primarily due to the lower sales and low margins generated by the Catalyst Research Instruments operations as discussed below, while the Company reflected higher sales and profits from the Benchtop Laboratory Equipment operations. The Bioprocessing operations reflected a decreased loss due to higher royalty revenues, partially offset by non-cash items for adjustment in future contingent consideration payments and intangible asset write-offs. The results reflected total non-cash amounts for depreciation, amortization, and impairment of intangible assets of $403,900 for fiscal 2017 and $641,600 for fiscal 2016.

Results of Operations. Net revenues for fiscal 2017 decreased $1,448,300 (15.1%) to $8,149,300 from $9,597,600 for fiscal 2016, reflecting a decrease of $1,962,600 (48.7%) in net sales of catalyst research instruments, due to a lower number of orders for large custom reactor systems and an unusually large single order to an overseas customer in fiscal 2016, partially offset by increases of $334,700 (6.1%) in sales of benchtop laboratory equipment and $179,600 (156.0%) in royalties earned by the Bioprocessing Systems Operations. The benchtop laboratory equipment sales reflected $1,300,000 of Torbal brand product sales for fiscal 2017, compared to $1,175,800 in fiscal 2016.

Sales of catalyst research instruments are comprised of a small number of large orders, while the sales of benchtop laboratory equipment comprise of a large number of small orders. As of June 30, 2017, the order backlog for catalyst research instruments was $89,300, all of which is expected to be shipped during fiscal year ending June 30, 2018, compared to $995,000 as of June 30, 2016.

Revenues derived from the Bioprocessing Systems Operations comprise primarily of net royalties received from sublicensees, while it continues with its product development efforts.

The gross profit percentage for fiscal 2017 was 35.3% compared to 40.8% for fiscal 2017. The current year reflected materially lower margins on sales of catalyst research instruments resulting from sales mix consisting primarily of OEM products which have significantly lower margins. The gross profit percentage for the Benchtop Laboratory Equipment Operations was slightly higher due to lower fixed overhead costs.

General and administrative expenses for fiscal 2017 amounted to $1,665,400 compared to $1,695,200 for fiscal 2016.

Selling expenses for fiscal 2017 decreased $526,600 (37.2%) to $888,800 from $1,415,400 for fiscal 2016, because fiscal 2016 included a significant amount of sales commission expenses for the large catalyst research instrument order.

Research and development expenses increased by $88,500 (25.4%) to $437,500 for fiscal 2017 compared to $349,000 for fiscal 2016, primarily due to increased new product development costs incurred by the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations.

Total other income was $13,600 for fiscal 2017 compared to $26,100 expense in fiscal 2016, due primarily to the much lower interest expense during fiscal 2017.

The Company reflected an income tax benefit of $74,200 for fiscal 2017 compared to income tax expense of $53,300 for fiscal 2016, primarily due to the loss incurred in fiscal 2017.

 As a result of the foregoing, the Company recorded a net loss of $72,600 for fiscal 2017 compared to net income of $165,600 for fiscal 2016.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $219,900 to $1,025,100 as of June 30, 2017 from $1,245,000 as of June 30, 2016.

Net cash provided by operating activities was $46,100 for fiscal 2017 compared to $880,400 for fiscal 2016. The current year reflected a loss, lower accrued expenses and accounts payable balances, and lower inventories. Net cash used in investing activities was $41,100 for fiscal 2017 compared to net cash provided by investing activities during fiscal 2016 of $194,400. The prior year included a decrease in the restricted cash as a result of revised terms for the Company’s line of credit. The Company used $224,900 in financing activities in fiscal 2017 compared to $311,800 in fiscal 2016. The Company had lower principal payments on debt, offset by payment of a dividend and higher contingent consideration payments related to the Bioprocessing Systems Operations. The Company borrowed $970,000 under the export-import line of credit during fiscal 2016 to finance a large order of catalyst research instruments and repaid the debt at the end of fiscal 2016.

The Company's working capital increased by $71,000 to $4,102,900 as of June 30, 2017 compared to $4,031,900, as of June 30, 2016.

The Company has a Demand Line of Credit through December 2017 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 4.25%. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of June 30, 2017 no borrowings were outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending June 30, 2018 from its available financial resources including the lines of credit, its cash and investment securities, and operations.

Capital Expenditures. During fiscal 2017, the Company incurred $17,000 in capital expenditures. The Company expects that based on its current operations, its capital expenditures will be higher for the fiscal year ending June 30, 2018, due to toolings for new products, all of which will be funded from operations.

Off-Balance Sheet Arrangements. None.

Item 8.
Financial Statements and Supplementary Data.

The Financial Statements required by this item are attached hereto on pages F1-F26.

Item 9.
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.
 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f). The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Chief Executive and Financial Officer of the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on the assessment of the Company’s Chief Executive and Financial Officer of the Company, it was concluded that as of June 30, 2017, the Company’s internal controls over financial reporting were effective based on these criteria.

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

Inherent Limitations on Effectiveness of Controls.  The Company’s management, including its Chief Executive and Financial Officer, believes that its disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The Company has the following five Directors:

Joseph G. Cremonese (age 81), a Director since November 2002 and Chairman of the Board since February 2006, has been, through his affiliate, a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of his affiliate, Laboratory Innovation Company, Ltd, which is a vehicle for the consulting services for the Company.

Grace S. Morin (age 69), a Director since December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition in November 2006 by the Company. Ms. Morin had been employed by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility as a full-time employee through March 31, 2009 and since that date as a part-time consultant.

Helena R. Santos (age 53), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001.

James S. Segasture (age 81), a Director since 1991, has been retired for the last five years.

John F. F. Watkins (age 50) is a corporate and securities attorney and has been a member of Reitler Kailas & Rosenblatt LLC since 2002.  Mr. Watkins was first elected to the Board of Directors of the Company in January 2017.

The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company following: the fiscal year ended June 30, 2017 – two directors (Mr. Cremonese and Mr. Watkins, Class C), the fiscal year ending June 30, 2018 – two directors (Ms. Santos and Mr. Segasture, Class A), and the fiscal year ending June 30, 2019 - one director (Ms. Morin, Class B).

Board Committees

The Company’s Stock Option Committee administers the Company’s 2012 Stock Option Plan. The members of the committee are non-management Directors of the Company – James S. Segasture and Joseph G. Cremonese. The members of the Committee serve at the discretion of the Board. During fiscal 2017 the Stock Option Committee held one meeting.

Grace S. Morin and James S. Segasture are the current members of the Company’s Compensation Committee serving at the discretion of the Board. The Committee administers the Company’s compensation policies. During fiscal 2017, the Compensation Committee held one meeting.

The Board of Directors acts as the Company’s Audit Committee, which in its function as the Committee, held six meetings during fiscal 2017. Ms. Santos, who is not “independent” and Ms. Morin are “financial experts” as defined by the Securities and Exchange Commission.

Executive Officers

See above for the employment history of Ms. Santos.

Robert P. Nichols (age 56) is the President of the Genie Products Division of the Benchtop Laboratory Equipment Operations and Corporate Secretary and has been employed by the Company since February 1998. Previously, he had been since May 2001, the Company’s Vice President of Engineering.

Brookman P. March (age 72) has been since July 1, 2017 Vice President of Corporate Development and Strategy and Vice President of Sales of Altamira. Previously he had been President and Director of Sales and Marketing of Altamira. He had been Vice President and a Director of Altamira from December 2003 until it was acquired by the Company in 2006. Mr. March is the husband of Ms. Morin, a Director of the Company.

Karl D. Nowosielski (age 37), is the President of the Torbal Products Division of the Benchtop Laboratory Equipment Operations and Director of Marketing for the Company. He had been until February 2014 Vice President of Fulcrum, Inc. (the seller of the Torbal Products Division assets) since 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that, for fiscal 2017, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a code of ethics that applies to the Executive Officers and Directors. A copy of the code of ethics can be found on the Company’s website at www.scientificindustries.com.

Item 11. Executive Compensation.

Compensation Discussion and Analysis. The Compensation Committee reviews and recommends to the Board of Directors the compensation to be paid to each executive officer.  Executive compensation, in all instances except for the compensation for the Chief Executive Officer (“CEO”), is based on recommendations from the CEO.  The CEO makes a determination by comparing the performance of each executive being reviewed with objectives established at the beginning of each fiscal year and with objectives established during the business year with regard to the success of the achievement of such objectives and the successful execution of management targets and goals.

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

The following table summarizes all compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Comp- ensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	Changes in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Comp- ensation ($) (i)	Total ($) (j)
Helena R. Santos, CEO, President, CFO	2017	162,000	20,000	0	0	0	0	0	6,500(1)	188,500
	2016	157,100	0	0	0	0	0	0	6,300(1)	163,400

Brookman P. March, Vice President Corporate Strategy, VP, Sales of Altamira	2017	147,000	10,000	0	500(2)	0	0	0	5,900(1)	163,400
	2016	142,800	0	0	1,200(2)	0	0	0	5,700(1)	149,700

Robert P. Nichols, President of Genie Division and Corporate Secretary	2017	146,000	10,000	0	500(2)	0	0	0	5,800(1)	162,300
	2016	141,800	0	0	1,200(2)	0	0	0	5,700(1)	148,700

Karl D. Nowosielski President of Torbal Division and Director of Marketing	2017	143,000	10,000	0	1,200(3)	0	0	0	5,700(1)	159,900
	2016	141,900	0	0	9,500(3)	0	0	0	5,700(1)	157,100

(1) The amounts represent the Company’s matching contribution under the Company’s 401(k) Plans.

(2) The amounts represent compensation expense for the 2014 stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The 2014 option was valued at a total of $3,500 of which $500 and $1,200 was expensed in fiscal 2017 and 2016 respectively.

(3) The amounts represent compensation expense for the 2017, 2016 and 2015 stock options granted as part of his employment agreement, valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The options were valued at a total of $10,500, $9,500 and $7,100, respectively.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2017

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan $ (c)	Estimated Future Payouts Under Equity Incentive Plan $ (d)	All Other Stock Awards: Number Of Shares Of Stock Or Units (#) (e)	All Other Option Awards: Number Of Securities Underlying Options (#) (f)	Exercise Or Base Price Of Option Awards ($/Sh) (g)	Grant Date Fair Value of Stock And Option Awards (h)
Karl D. Nowosielski	02/26/17	0	0	0	6,000	2.91	10,500

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name (a)	Number of Securities Under- lying Unexercised Options (#) Exercisable (b)	Number of Securities Under- lying Unexercised Options (#) Unexerci- sable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Brookman P. March	7,000	0	0	3.71-3.96	05/2022-12/2023
Robert P. Nichols	2,000	0	0	3.50	12/2023
Karl D. Nowosielski	6,333	10,667	0	3.05-4.05	02/2024-02/2027

Employment Agreements

On July 1, 2017, the Company entered into a new employment agreement with Ms. Helena R. Santos through June 30, 2020 with the option to extend for two additional one-year periods. The agreements provide for an annual base salary for the fiscal year ending June 30, 2018 of $175,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provides for a bonus of $25,000 for the fiscal year ending June 30, 2018 and on a discretionary basis thereafter. A bonus of $20,000 was awarded during fiscal 2017 and no bonus was awarded during fiscal 2016. The agreement also provides for the grant of stock options to purchase 25,000 shares during fiscal year ending June 30, 2018, subject to continued employment.

On July 1, 2017, the Company also entered into a new employment agreement with Mr. Robert P. Nichols through June 30, 2020 with the option to extend for two additional one-year periods. The agreements provides for an annual base salary for the fiscal year ending June 30, 2018 of $153,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provides for a bonus of $10,000 for the fiscal year ending June 30, 2018 and on a discretionary basis thereafter. A bonus of $10,000 was awarded during fiscal 2017 and no bonus was awarded during fiscal 2016. The agreement also provides for the grant of stock options to purchase 7,500 shares during fiscal year ending June 30, 2018, subject to continued employment.

On July 1, 2017, the Company also entered into a new employment agreement with Mr. Brookman P. March through June 30, 2020 with the option to extend for two additional one-year periods. The agreements provides for an annual base salary for the fiscal year ending June 30, 2018 of $155,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provides for a bonus of $10,000 for the fiscal year ending June 30, 2018 and on a discretionary basis thereafter. A bonus of $10,000 was awarded during fiscal 2017 and no bonus was awarded during fiscal 2016. The agreement also provides for the grant of stock options to purchase 7,500 shares during fiscal year ending June 30, 2018, subject to continued employment. Mr. March is the husband of Grace S. Morin, a Director of the Company and of Altamira and a former principal stockholder of Altamira.

On July 1, 2017, the Company also entered into a new employment agreement with Mr. Karl Nowosielski through June 30, 2020 with the option to extend for two additional one-year periods. The agreements provides for an annual base salary for the fiscal year ending June 30, 2018 of $157,000 with annual increases thereafter of 4% per annum. The agreement also provides for a bonus of $10,000 for the fiscal year ending June 30, 2018 and $10,000 for each subsequent year, provided a minimum 5% increase in the EBITDA of the Torbal Products Division is achieved. A bonus of $10,000 was awarded during fiscal 2017 and no bonus was awarded during fiscal 2016. The agreement also provides for the grant of stock options to purchase 7,500 shares during fiscal year ending June 30, 2018, subject to continued employment.

The employment agreements for Ms. Santos, Mr. Nichols, Mr. March, and Mr. Nowosielski contain confidentiality and non-competition covenants. The employment agreements for all the named executives above contain termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination. Ms. Santos’ employment agreement also contains a provision that within one year of a change of control, if either the Company terminates her employment for any reason other than for “cause” or she terminates her employment for “good reason”, she will have the right to receive a lump sum payment equal to three times the average of her total annual compensation paid for the last five years immediately preceding such termination, minus $1.00.

Directors’ Compensation and Options

DIRECTORS’ COMPENSATION
For the Year Ended June 30, 2017

Name(a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards($) (d)	Non-Equity Incentive Plan Comp-ensation ($) (e)	Changes in Pension Value and Non-qualified Deferred Compens-ation Earnings($) (f)	Non-qualified Deferred Comp-ensation Earnings ($) (g)	All Other Comp- ensation ($) (h)	Total ($) (i)
Joseph G.Cremonese	35,900	0	0	0	0	0	43,200(1)	79,100
Roger B. Knowles (3)	4,000	0	0	0	0	0	0	4,000
Grace S.Morin	18,100	0	0	0	0	0	5,200(2)	23,300
James S.Segasture	18,100	0	0	0	0	0	00	18,100
John F.F. Watkins (3)	7,600	0	0	0	0	0	0	7,600

(1) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Items 12 and 13).

(2) Represents compensation received for her administrative services as a consultant for Altamira (see Items 12 and 13).

(3) On January 19, 2017 Mr. Knowles resigned and Mr. Watkins became his duly elected successor.

The Company pays each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $2,200 and $1,800 for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings. Mr. Cremonese, as Chairman of the Board receives an additional fee of $1,600 per month. During fiscal 2017, total director compensation to non-employee Directors aggregated $132,100, including the consulting fees paid to Mr. Cremonese’s affiliate, and to Ms. Morin.

Since December 1, 2003, Mr. Joseph G. Cremonese, has been awarded a total of 45,000 stock options under the Company's 2002 and 2012 Stock Option Plans of which 5,000 remain unexercised.  None of the other directors have options outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2017, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.

Name	Amount and Nature of Beneficial Ownership	% of Class
Roy T. Eddleman Trustee c/o Troy Gould PC 1801 Century Park East, Ste. 1600 Los Angeles, CA 90067	124,736 (1)	8.3% 8.3%
Fulcrum, Inc. 100 Delawanna Avenue Clifton, NJ 07014	117,370 (2)	7.9%
Joseph G. Cremonese	138,262 (3)	9.2%
Brookman P. March	89,950 (4)	6.0%
Grace S. Morin	89,950 (5)	6.0%
Robert P. Nichols	20,397 (6)	1.4%
Karl D. Nowosielski	26,683 (7)	1.8%
Helena R. Santos	15,779	1.1%
James S. Segasture	162,500 (8)	10.9%
John F. F. Watkins	0	0.0%
All directors and executive officers as a group (7 persons)	453,571 (9)	29.7%

(1)
Based on information reported on Form 3 filed with the Securities and Exchange Commission on June 11, 2017.
(2)
Stock ownership in conjunction with acquisition of the Torbal division assets from Fulcrum, Inc. on February 26, 2014.
(3)
126,262 shares are owned jointly with his wife, 7,000 shares are owned by his wife, and 5,000 shares are issuable upon exercise of options.
(4)
Represents 82,950 shares owned by Ms. Morin, his wife and 7,000 shares issuable upon exercise of options.
(5)
Includes 7,000 shares issuable upon exercise of options held by her husband, Mr. March.
(6)
Includes 2,000 shares issuable upon exercise of options.
(7)
Includes 9,683 stock issued in connection with the acquisition of the Torbal Division in February 2014. Includes 17,000 shares issuable upon exercise of options.
(8)
Shares owned jointly with his wife.
(9)
Includes 31,000 shares issuable upon exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders	34,500	3.25	83,500
Equity Compensation plans not approved by security holders	N/A	N/A	N/A
Total	34,500	3.25	83,500

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd., has been providing independent marketing consulting services to the Company since January 1, 2003 pursuant to a consulting agreement expiring December 31, 2017. The agreement currently provides that Mr. Cremonese and his affiliate shall render, at the request of the Company, marketing consulting services for a monthly payment of $3,600. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $43,200 pursuant to the agreement for each of fiscal 2017 and 2016.

Ms. Grace S. Morin, was elected a Director in December 2007 following the sale of her 90.36% ownership interest in Altamira to the Company in November 2006. Up until March 31, 2009, Ms. Morin had been employed by Altamira as an administrative employee. Since April 1, 2009, she has provided consulting services on a part-time basis pursuant to an agreement expiring December 31, 2017 at the rate of $85 per hour, resulting in payments of $5,200 and $5,800 for fiscal 2017 and fiscal 2016, respectively. The agreement contains confidentiality and non-competition covenants.

Item 14. Principal Accountant Fees and Services.

The following is a description of the fees incurred by the Company for services by the firm of Nussbaum Yates Berg Klein & Wolpow, LLP (the “Firm”) during fiscal 2017 and fiscal 2016.

The Company incurred for the services of the Firm fees of approximately $69,000 and $67,000 for fiscal 2017 and fiscal 2016, respectively, in connection with the audit of the Company’s annual financial statements and quarterly reviews; and $6,000 for each fiscal year for the preparation of the Company’s corporate tax returns.

In approving the engagement of the independent registered public accounting firm to perform the audit and non-audit services, the Board of Directors as the Company’s audit committee evaluates the scope and cost of each of the services to be performed including a determination that the performance of the non-audit services will not affect the independence of the firm in the performance of the audit services.

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

3(b)
Certificate of Amendment of the Company’s Certificate of Incorporation, as filed on January 28, 1985 (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1985 and incorporated by reference thereto.)

3(c)
By-Laws of the Company, as restated and amended (filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on January 6, 2003 and Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on December 5, 2007 and incorporated by reference thereto).

4	Instruments defining the rights of security holders:

4(a)	2002 Stock Option Plan (filed as Exhibit 99-1 to the Company’s Current Report on Form 8-K filed on November 25, 2002 and incorporated by reference thereto).

4(b)	2012 Stock Option Plan (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 23, 2012 and incorporated by reference thereto).

4(c)	Amendment to the Company’s 2012 Stock Option Plan (Filed as Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated by reference thereto).

10	Material Contracts:

10(a)
Lease between Registrant and AIP Associates, predecessor-in-interest of current lessor, dated October, 1989 with respect to Company's offices and facilities in Bohemia, New York (filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-KSB filed on September 28, 2005 and incorporated by reference thereto).

10(a)-1
Amendment to lease between Registrant and REP A10 LLC, successor in interest of AIP Associates, dated September 1, 2004 (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on September 2, 2004, and incorporated by reference thereto).

10(a)-2
Second amendment to lease between Registrant and REP A10 LLC dated November 5, 2007 (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on November 8, 2007, and incorporated by reference thereto).

10(a)-3	Lease agreement dated August 8, 2014 by and between the Company and 80 Orville Drive Associates LLC.

10(b)
Employment Agreement dated January 1, 2003, by and between the Company and Ms. Santos (filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on January 22, 2003, and incorporated by reference thereto).

10(b)-1
Employment Agreement dated September 1, 2004, by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on September 1, 2004, and incorporated by reference thereto).

10(b)-2
Employment Agreement dated December 29, 2006, by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on December 29, 2006, and incorporated by reference thereto).

10(b)-3
Employment Agreement dated July 31, 2009 by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on August 7, 2009, and incorporated by reference thereto).

10(b)-4
Employment Agreement dated May 14, 2010 by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on May 18, 2010, and incorporated by reference thereto).

10(b)-5
Employment Agreement dated September 13, 2011 by and between the Company and Ms. Santos (filed as exhibit 10(b)-5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and incorporated by reference thereto).

10(b)-6
Amended Employment Agreement dated May 20, 2013 by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on May 20, 2013, and incorporated by reference thereto).

10(b)-7
Agreement extension dated June 9, 2015 to amend employment agreement by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on June 9, 2015, and incorporated by reference thereto)

10(b)-8
Agreement extension dated May 25, 2016 to amend employment agreement by and between the Company and Ms. Santos (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on May 31, 2016, and incorporated by reference thereto).

10(b)-9	Employment agreement dated July 1, 2017 by and between the Company and Ms. Santos (filed as an exhibit herewith).

10(c)
Employment Agreement dated January 1, 2003, by and between the Company and Mr. Robert P. Nichols (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on January 22, 2003, and incorporated by reference thereto).

10(c)-1
Employment Agreement dated September 1, 2004, by and between the Company and Mr. Nichols (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on September 1, 2004, and incorporated by reference thereto).

10(c)-2
Employment Employment Agreement dated December 29, 2006, by and between the Company and Mr. Nichols (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on December 29, 2006, and incorporated by reference thereto).

10(c)-3
Employment Agreement dated July 31, 2009 by and between the Company and Mr. Nichols (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on August 7, 2009, and incorporated by reference thereto).

10(c)-4
Employment A Employment Agreement dated May 14, 2010 by and between the Company and Mr. Nichols (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on May 18, 2010, and incorporated by reference thereto).

10(c)-5
Employment Agreement dated September 13, 2011 by and between the Company and Mr. Nichols (filed as Exhibit 10(c)-5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and incorporated by reference thereto).

10(c)-6
Amended Employment Agreement dated May 20, 2013 by and between the Company and Mr. Nichols (filed as Exhibit 10A-2 to the Company’s current Report on Form 8-K filed on May 20, 2013, and incorporated by reference thereto).

10(c)-7
Agreement extension dated June 9, 2015 to amend employment agreement with Mr. Nichols (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on June 9, 2015, and incorporated by reference thereto).

10(c)-8
Agreement e Agreement extension dated May 25, 2016 to amend employment agreement with Mr. Nichols (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on May 31, 2016, and incorporated by reference thereto).

10(c)-9	Employment agreement dated July 1, 2017 by and between the Company and Mr. Nichols (filed as an exhibit herewith).

10(d)
Consulting Agreement dated January 1, 2003 by and between the Company and Mr. Cremonese and his affiliate, Laboratory Innovation Company, Ltd. (filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K filed on January 6, 2003, and incorporated by reference thereto).

10(d)-1
Amended and Restated Consulting Agreement dated March 22, 2005, by and between the Company and Mr. Cremonese and Laboratory Innovation Company, Ltd. (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on March 23, 2005, and incorporated by reference thereto).

10(d)-2
Second Amended and Restated Consulting Agreement dated March 15, 2007, by and between the Company and Mr. Cremonese and Laboratory Innovation Company Ltd. (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on March 16, 2007, and incorporated by reference thereto).

10(d)-3
Third Amended and Restated Consulting Agreement dated September 23, 2009, by and between the Company and Mr. Cremonese and Laboratory Innovation Company, Ltd. (filed as Exhibit 10 to the Company’s Annual Report on Form 10-K field on September 24, 2009, and incorporated by reference thereto).

10(d)-4
Fourth Amended and Restated Consulting Agreement dated January 7, 2011 (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K (filed on January 18, 2011, and incorporated by reference thereto).

10(d)-5
Fifth Amendment and Restated Consulting Agreement dated January 20, 2012 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K (filed on January 23, 2012, and incorporated by reference thereto).

10(d)-6
Agreement extension dated November 29, 2012 to Amended and Restated Consulting Agreement (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on December 4, 2012, and incorporated by reference thereto).

10(d)-7
Agreement extension dated December 12, 2013 to Amended and Restated Consulting Agreement (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on December 12, 2013, and incorporated by reference thereto).

10(d)-8
Agreement extension dated January 14, 2015 to Amended and Restated Consulting Agreement by and between the Company and Mr. Cremonese and affiliates (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on January 15, 2015, and incorporated with reference thereto).

10(d)-9
Agreement extension dated January 7, 2016 to Amended and Restated Consulting Agreement by and between the Company and Mr. Cremonese and affiliates (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on January 26, 2016, and incorporated with reference thereto).

10(e)	Sublicense from Fluorometrix Corporation (filed as Exhibit 10(a)1 to the Company’s Current Report on Form 8-K filed on June 14, 2006, and incorporated by reference thereto).

10(f)
Stock Purchase Agreement, dated as of November 30, 2006, by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

10(g)
Escrow Agreement, dated as of November 30, 2006, by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

10(h)
Registration Rights Agreement, dated as of November 30, 2006, by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

10(i)
Employment Agreement, dated as of November 30, 2006, between Altamira Instruments, Inc. and Brookman P. March (filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K filed on December 5, 2006, and incorporated by reference thereto).

10(i)-1
Employment Agreement, dated as of October 30, 2008, between Altamira Instruments, Inc. and Brookman P. March (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on October 30, 2008, and incorporated by reference thereto).

10(i)-2
Employment Agreement, dated as of October 1, 2010, between Altamira Instruments, Inc., and Brookman P. March (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on October 13, 2010, and incorporated by reference thereto).

10(i)-3
Employment Agreement, dated as of May 18, 2012 between Altamira Instruments,Inc.and Brookman P. March (filed as Exhibit 10(i)-3 to the Company’s Annual Report on Form 10-K filed on September 27, 2012, and incorporated by reference thereto).

10(i)-4
Agreement Extension, dated as of May 21, 2014 between Altamira Instruments, Inc. and Brookman P. March (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on May 21, 2014, and incorporated by reference thereto).

10(i)-5	Agreement extension dated June 9, 2015 to amend employment agreement (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on June 9, 2015, and incorporated by reference thereto).

10(i)-6	Agreement extension dated May 25, 2016 to amend employment agreement (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on May 31, 2016, and incorporated by reference thereto).

10(i)-7	Employment agreement dated July 1, 2017 by and between the Company and Mr. March (filed as an exhibit herewith).

10(j)
Indemnity Agreement, dated as of April 13, 2007 by and among the Company and Grace Morin, Heather H. Haught and William D. Chandler (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

10(k)
Lease between Altamira Instruments, Inc. and Allegheny Homes, LLC, with respect to the Company’s Pittsburgh, Pennsylvania facilities (filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-KSB filed on September 28, 2007 and incorporated by reference thereto).

10(k)-1
Lease between Altamira Instruments, Inc. and Allegheny Homes, LLC, with respect to the Company’s Pittsburgh, Pennsylvania facilities (filed as Exhibit 10(k)-1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013, and incorporated by reference thereto).

10(l)
Line of Credit Agreements dated October 30, 2008, by and among the Company and Capital One, N.A. (filed as Exhibits 10-A1(a) through (f) to the Company’s Current Report on Form 8-K filed on October 30, 2008, and incorporated by reference thereto.

10(l)-1
Restated Promissory Note Agreement dated January 20, 2010 by and among the Company and Capital One N.A. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 20, 2010, and incorporated by reference thereto).

10(I)-2
Consulting Agreement dated April 1, 2009 by and between the Company and Grace Morin (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on April 1, 2009, and incorporated by reference thereto).

10(m)-1	Agreement dated January 12, 2015 to extend Consulting Agreement (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on January 15, 2015, and incorporated by reference thereto).

10(m)-2	Agreement dated January 7, 2016 to extend Consulting Agreement (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on January 26, 2016, and incorporated by reference thereto).

10(n)
Line of Credit Agreements dated June 14, 2011, by and among the Company and JPMorgan Chase Bank, N.A. (filed as Exhibits 99.1 through 99.3 to the Company’s Current Report on Form 8-K filed on June 16, 2011, and incorporated by reference thereto).

10(n)-1
Promissory Note dated June 5, 2013 by and among the Company and JP Morgan Chase Bank, N.A. (filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on June 7, 2013, and incorporated by reference thereto).

10(o)
Purchase Agreement, dated as of November 14, 2011, by and among the Company, Scientific Bioprocessing, Inc., and Fluorometrix Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

10(p)
Escrow Agreement, dated as of November 14, 2011, by and among the Company, Scientific Bioprocessing, Inc., and Fluorometrix Corporation (filed as Exhibit 10(A) to the Company’s Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

10(q)
Research and Development Agreement dated as of November 14, 2011, by and between Scientific Bioprocessing, Inc. and Biodox R&D Corporation (filed as Exhibit 10(B) to the Company’s Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

10(q)-1
Notice of termination of Research and Development Agreement dated June 12, 2013 (filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on June 27, 2013, and incorporated by reference thereto)

10(r)
Non-Competition Agreement, dated as of November 14, 2011, by and among the Company, Scientific Bioprocessing, Inc., and Joseph E. Qualitz (filed as Exhibit 10(D) to the Company’s Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

10(s)
Promissory Note, dated as of November 14, 2011, by and between the Company and the University of Maryland, Baltimore County (filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K filed on November 17, 2011, and incorporated by reference thereto).

10(t)
License Agreement, dated as of January 31, 2001 by and between University of Maryland, Baltimore County and Fluorometrix Corporation (filed as Exhibit 10(E) to the Company’s Current Report on Form 8-K filed on November 21, 2011, and incorporated by reference thereto).

10(u)
Line of Credit Agreements dated June 25, 2014, by and among the Company and Bank of America Merrill Lynch (filed as Exhibits 99.1 through 99.2 (to the Company’s Current Report on Form 8-K filed on July 2, 2014, and incorporated by reference thereto).

10(v)
Asset Purchase Agreement, dated as of February 26, 2014, by and among the Company and Fulcrum, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

10(v)-1
Escrow Agreement, dated as of February 26, 2014, by and among the Company, and Fulcrum, Inc. (filed as Exhibit 10(e) to the Company’s Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

10(v)-2
Non-Competition Agreements, dated as of February 26, 2014, by and among the Company, and James Maloy and Karl Nowosielski (filed as Exhibits 10(b) and 10(c) to the Company’s Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

10(v)-3
Registration Rights Agreement, dated as of February 26, 2014, by and among the Company, and Fulcrum, Inc. (filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

10(v)-4
Supply Agreement, dated as of February 20, 2014, by and among the Company, and Axis Sp 3.O.O. (filed as Exhibit 10(g) to the Company’s Current Report on Form 8-K filed on February 28, 2014, and incorporated by reference thereto).

10(w)
Line of Credit Agreements dated June 26, 2015, by and among the Company and First National Bank of Pennsylvania (filed as Exhibit 10.1 through 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2015, and incorporated by reference thereto).

10(w)-1	Commercial Security Agreement dated July 5, 2016 by and among the Company, and First National Bank of Pennsylvania.

10(y)	Note Purchase Agreements with James Maloy dated May 7, 2015 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2015, and incorporated by reference thereto).

10(z)	Note Purchase Agreements with Grace March dated May 19, 2015 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2015, and incorporated by reference thereto).

10(aa)	Employment agreement dated July 1, 2017 by and between the Company and Mr. Karl Nowosielski (filed as an exhibit herewith).

14	Code of Ethics (filed as Exhibit 14 to the Company’s Annual

21	Subsidiaries of the Registrant

Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company.

Scientific Bioprocessing, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November 2011.

Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned inactive subsidiary of the Company.

31.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2017	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Helena R. Santos	President and Treasurer (Chief Executive Officer and Financial Officer) and Director	September 28, 2017
Helena R. Santos
/s/ Joseph G. Cremonese	Chairman of the Board	September 28, 2017
Joseph G. Cremonese
/s/ Grace S. Morin	Director	September 28, 2017
Grace S. Morin
/s/ James S. Segasture	Director	September 28, 2017
James S. Segasture
/s/ John F.F. Watkins	Director	September 28, 2017
John F.F. Watkins

SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE YEARS ENDED
JUNE 30, 2017 AND 2016

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

CONTENTS

Page

Report of independent registered public accounting firm	F-1

Consolidated financial statements:

Balance sheets	F-2

Statements of operations	F-3

Statements of comprehensive income (loss)	F-4

Statements of changes in shareholders’ equity	F-5

Statements of cash flows	F-6 – F-7

Notes to financial statements	F-8 – F-26

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Scientific Industries, Inc.
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Industries, Inc. and subsidiaries as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  /s/ Nussbaum Yates Berg Klein & Wolpow, LLP

Nussbaum Yates Berg Klein & Wolpow, LLP

Melville, New York
September 28, 2017

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND 2016

ASSETS

	2017	2016
Current assets:
Cash and cash equivalents	$1,025,100	$1,245,000
Investment securities	295,500	290,100
Trade accounts receivable, less allowance for doubtful accounts of $11,600 in 2017 and 2016	1,424,400	1,231,900
Inventories	1,961,200	2,412,100
Prepaid expenses and other current assets	80,300	47,200
Deferred taxes	129,000	140,600
Total current assets	4,915,500	5,366,900

Property and equipment, net	199,300	251,100

Intangible assets, net	579,000	897,600

Goodwill	705,300	705,300

Other assets	52,500	52,500

Deferred taxes	376,100	275,900

Total assets	$6,827,700	$7,549,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,200	$342,400
Accrued expenses and taxes, current portion	491,000	849,700
Contingent consideration, current portion	175,700	136,500
Notes payable, current portion	6,700	6,400

Total current liabilities	812,600	1,335,000

Accrued expenses, less current portion	60,000	60,000
Notes payable, less current portion	5,800	12,500
Contingent consideration payable, less current portion	121,300	209,800

Total liabilities	999,700	1,617,300

Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued 1,513,914 shares in 2017 and 1,508,914 shares in 2016	75,700	75,400
Additional paid-in capital	2,515,900	2,498,500
Accumulated other comprehensive income (loss)	(3,500)	900
Retained earnings	3,292,300	3,409,600
	5,880,400	5,984,400
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	5,828,000	5,932,000

Total liabilities and shareholders’ equity	$6,827,700	$7,549,300

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Revenues	$8,149,300	$9,597,600

Cost of revenues	5,270,000	5,680,300

Gross profit	2,879,300	3,917,300

Operating expenses:
General and administrative	1,665,400	1,695,200
Selling	888,800	1,415,400
Research and development	437,500	349,000
Impairment of intangible assets	48,000	212,700

Total operating expenses	3,039,700	3,672,300

Income (loss) from operations	(160,400)	245,000

Other income (expense):
Interest income	10,600	6,000
Other income, net	5,900	1,800
Interest expense	(2,900)	(33,900)

Total other income (expense), net	13,600	(26,100)

Income (loss) before income tax expense (benefit)	(146,800)	218,900

Income tax expense (benefit):
Current	13,400	202,500
Deferred	(87,600)	(149,200)

Total income tax expense (benefit)	(74,200)	53,300

Net income (loss)	$(72,600)	$165,600

Basic earnings (loss) per common share	$(.05)	$.11

Diluted earnings (loss) per common share	$(.05)	$.11

Weighted average common shares outstanding, basic	1,491,167	1,489,112

Weighted average common shares outstanding, assuming dilution (in 2016)	1,491,167	1,489,387

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Net income (loss)	$(72,600)	$165,600

Other comprehensive income (loss):
Unrealized holding gain (loss)
arising during period,
net of tax	(4,400)	4,200

Comprehensive income (loss)	$(77,000)	$169,800

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Gain (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2015	1,508,914	$75,400	$2,486,700	$(3,300)	$3,244,000	19,802	$52,400	$5,750,400

Net income	-	-	-	-	165,600	-	-	165,600

Unrealized holding gain on investment securities, net of tax	-	-	-	4,200	-	-	-	4,200

Stock-based compensation	-	-	11,800	-	-	-	-	11,800

Balance, June 30, 2016	1,508,914	75,400	2,498,500	900	3,409,600	19,802	52,400	5,932,000

Net loss					(72,600)			(72,600)

Cash dividend declared and paid $.03					(44,700)			(44,700)

Unrealized holding loss on investment securities, net of tax				(4,400)				(4,400)

Exercise of stock options	5,000	300	15,200					15,500

Stock-based compensation			2,200					2,200

Balance, June 30, 2017	1,513,914	$75,700	$2,515,900	$(3,500)	$3,292,300	19,802	$52,400	$5,828,000

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Operating activities:
Net income (loss)	$(72,600)	$165,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	355,900	428,900
Impairment of intangible assets	48,000	212,700
Gain on sale of property and equipment	-	(300)
Deferred income tax benefit	(87,600)	(149,200)
Gain on sale of investment securities	(3,200)	-
Stock-based compensation	2,200	11,800
Change in fair value of contingent consideration	140,000	110,000
Changes in operating assets and liabilities:
Trade accounts receivable	(192,500)	(150,200)
Inventories	450,900	(198,400)
Prepaid and other current assets	(33,100)	21,400
Accounts payable	(203,200)	114,800
Customer advances	-	(76,400)
Accrued expenses and taxes	(358,700)	389,700

Total adjustments	118,700	714,800

Net cash provided by operating activities	46,100	880,400

Investing activities:
Decrease in restricted cash	-	300,000
Proceeds from sale of property and equipment	-	3,000
Purchase of investment securities, available for sale	(18,700)	(2,700)
Redemption of investment securities, available for sale	11,100	-
Capital expenditures	(17,000)	(92,000)
Purchase of other intangible assets	(16,500)	(13,900)

Net cash provided by (used in) investing activities	(41,100)	194,400

Financing activities:
Proceeds from notes	-	20,000
Principal payments on notes payable	(6,400)	(201,000)
Cash dividend paid	(44,700)	-
Line of credit proceeds	250,000	970,000
Line of credit repayments	(250,000)	(970,000)
Payments for contingent consideration	(189,300)	(130,800)
Proceeds from exercise of stock options	15,500	-

Net cash used in financing activities	(224,900)	(311,800)

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Net increase (decrease) in cash and cash equivalents	(219,900)	763,000

Cash and cash equivalents, beginning of year	1,245,000	482,000

Cash and cash equivalents, end of year	$1,025,100	$1,245,000

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$213,500	$34,500
Interest	2,900	33,900

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

1.        Summary of Significant Accounting Policies

Nature of Operations

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment, bioprocessing products and catalyst research instruments. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment for research and has another location in Pittsburgh, Pennsylvania, where it produces a variety of custom-made catalyst research instruments and designs bioprocessing products, and an administrative facility in Oradell, New Jersey related to sales and marketing. The equipment sold by the Company includes mixers, shakers, stirrers, refrigerated incubators, pharmacy balances and scales, catalyst characterization instruments, reactor systems and high throughput systems. The Company also sublicenses certain patents and technology under a license with the University of Maryland, Baltimore County, and receives royalty fees from the sublicenses.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary, Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary, and Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation and wholly-owned subsidiary, (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated.

Revenue Recognition

Revenue from product sales is recognized when all the following criteria are met:

●
Persuasive evidence of an arrangement exists, including receipt of a written purchase order agreement which is binding on the customer.
●
Goods are shipped and title passes.
●
Prices are fixed and determinable.
●
Collectability is reasonably assured.
●
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

Royalty revenue received under the Company’s sublicenses is recorded net of payments due to its licensors.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

1.        Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2017 and 2016, $442,000 and $497,200 respectively of cash balances were in excess of such limit.

Accounts Receivable

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectability. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers. The Company has recorded allowances for receivables which it considered uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company’s customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required. The Company actively manages its accounts receivable to minimize credit risk. The Company does not obtain collateral for its accounts receivable.

Customer Advances

In the ordinary course of business, customers may make advance payments for purchase orders. Such amounts, when received, are categorized as liabilities under the caption customer advances.

Investment Securities

Securities available for sale are carried at fair value with unrealized gains or losses reported in a separate component of shareholders’ equity. Realized gains or losses are determined based on the specific identification method.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market value, and have been reduced by an allowance for excess and obsolete inventories. The estimate is based on management’s review of inventories on hand compared to estimated future usage and sales. Cost of work-in-process and finished goods inventories include material, labor and manufacturing overhead.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

Intangible Assets

Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, websites, intellectual property and research and development (“IPR&D”), trademarks and trade names. All intangible assets are amortized on a straight-line basis over the estimated useful lives of the respective assets, generally 3 to 10 years. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Goodwill and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, “Intangibles-Goodwill and Other” (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill and long-lived assets annually as of June 30, the last day of its fiscal year, unless an event occurs that would cause the Company to believe the value is impaired at an interim date. The Company concluded as of June 30, 2017 and 2016 there was no impairment of goodwill.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, “Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets (“ASC No. 360-10”). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. For the years ended June 30, 2017 and 2016, the Company determined that the intangible assets of SBI were impaired, and accordingly an impairment charge of $48,000 and $212,700 respectively were recorded.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $111,400 and $79,800 for the years ended June 30, 2017 and 2016, respectively.

Research and Development

Research and development costs consisting of expenses for activities that are useful in developing and testing new products, as well as expenses that may significantly improve existing products, are expensed as incurred.

Stock Compensation Plan

The Company has a ten-year stock option plan (the “2012 Plan”) which provides for the grant of options to purchase up to 100,000 shares of the Company’s Common Stock, par value $.05 per share (“Common Stock”), plus 57,000 shares under options previously granted under the 2002 Stock Option Plan of the Company (the “Prior Plan”). The 2012 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2012 Plan and options under the 2012 Plan may be granted until 2022. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. At June 30, 2017 and 2016, 83,500 and 79,500 shares respectively, of Common Stock were available for grant of options under the 2012 Plan.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

1.
Summary of Significant Accounting Policies (Continued)

Stock Compensation Plan (Continued)

Stock-based compensation is accounted for in accordance with ASC No. 718 “Compensation-Stock Compensation” (“ASC No. 718”) which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the years ended June 30, 2017 and 2016, the Company granted 6,000 and 5,000 options, respectively, to employees that had a fair value of $10,600 and $9,500, respectively. The fair value of the options granted during fiscal year 2017 and 2016 were determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for fiscal 2017 and 2016, was an expected life of 10 years; risk free interest rate of 2.53% and 1.82%; volatility of 59% and 51%, and dividend yield of 1.04% and 0% for fiscal 2017 and 2016. The Company declared a dividend of $0.03 per share on November 2016. The Company did not declare dividends during the year ended June 30, 2016. Therefore a zero value for the expected dividend value factor was used to determine the fair value of options granted during 2016. The weighted-average value per share of the options granted in 2017 and 2016 was $1.76 and $1.89, and total stock-based compensation costs were $2,200 and $11,800 for the years ended June 30, 2017 and 2016, respectively. Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $10,300 and $1,000 as of June 30, 2017 and 2016, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for doubtful accounts, slow-moving inventory reserves, depreciation and amortization, assumptions made in valuing equity instruments issued for services, and the fair values of intangibles and goodwill. The actual results experienced by the Company may differ materially from management’s estimates.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options, if any.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

1.
Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Update (ASU) No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. The Company is currently evaluating the effects of ASU 2015-17 on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. The Company is currently evaluating the impact of the provisions of this new standard on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

1.
Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The Company is currently evaluating the effect of this update on its consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

1.
Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is evaluating the effect that ASU 2017-11 will have on its financial statements and related disclosures.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

2.
Segment Information and Concentrations

The Company views its operations as three segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”), the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies sold on a direct basis (“Catalyst Research Instruments Operations”) and the design and marketing of bioprocessing systems and products and related royalty income (“Bioprocessing Systems”).

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate and Other	Consolidated

June 30, 2017:

Revenues	$5,784,400	$2,070,200	$294,700	$-	$8,149,300

Foreign Sales	2,467,400	129,200	-	-	2,596,600

Income (Loss) From Operations	288,100	(312,900)	(135,600)	-	(160,400)

Assets	4,100,800	1,518,100	408,200	800,600	6,827,700

Long-Lived Asset Expenditures	20,700	-	12,800	-	33,500

Depreciation, Amortization and Impairment	292,600	14,000	97,300	-	403,900

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate and Other	Consolidated

June 30, 2016:

Revenues	$5,449,700	$4,032,800	$115,100	$-	$9,597,600

Foreign Sales	2,414,600	2,674,300	-	-	5,088,900

Income (Loss) From Operations	223,800	479,500	(458,300)	-	245,000

Assets	4,120,700	2,292,100	429,900	706,600	7,549,300

Long-Lived Asset Expenditures	92,500	4,000	9,400	-	105,900

Depreciation, Amortization and Impairment	299,000	31,900	310,700	-	641,600

During the years ended June 30, 2017 and 2016, one customer accounted for approximately 11% and 26%, respectively, of total revenues.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

The fair value of the contingent consideration obligations are based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market, therefore, the Company classifies this liability as Level 3 in the following table.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

3.
Fair Value of Financial Instruments (Continued)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2017 and 2016 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2017	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,025,100	$1,025,100	$-	$-
Available for sale securities	295,500	295,500	-	-

Total	$1,320,600	$1,320,600	$-	$-

Liabilities:

Contingent consideration	$297,000	$-	$-	$297,000

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2016	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,245,000	$1,245,000	$-	$-
Available for sale securities	290,100	290,100	-	-

Total	$1,535,100	$1,535,100	$-	$-

Liabilities:

Contingent consideration	$346,300	$-	$-	$346,300

The following table sets forth an analysis of changes during fiscal years 2017 and 2016 in Level 3 financial liabilities of the Company:

	2017	2016
Beginning balance	$346,300	$367,100
Increase in contingent consideration liability	140,000	110,000
Payments	(189,300)	(130,800)

Ending balance	$297,000	$346,300

The Company’s contingent obligations require cash payments to the sellers of certain acquired operations based on royalty payments received or operating results achieved. These contingent considerations are classified as liabilities and the liabilities are remeasured to an estimated fair value at each reporting date. During the years ended June 30, 2017 and June 30, 2016, the Company recorded an increase in the estimated fair value of contingent liabilities of approximately $140,000 and $110,000, respectively related to its Bioprocessing Systems Operations segment.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

3.
Fair Value of Financial Instruments (Continued)

Investments in marketable securities classified as available-for-sale by security type at June 30, 2017 and 2016 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2017:
Available for sale:
Equity securities	$37,000	$50,800	$13,800
Mutual funds	262,000	244,700	(17,300)

	$299,000	$295,500	$(3,500)

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2016:
Available for sale:
Equity securities	$29,300	$40,700	$11,400
Mutual funds	259,900	249,400	(10,500)

	$289,200	$290,100	$900

4.
Inventories

	2017	2016

Raw materials	$1,373,800	$1,529,800
Work-in-process	166,500	425,300
Finished goods	420,900	457,000

	$1,961,200	$2,412,100

5.
Property and Equipment

	Useful Lives
	(Years)	2017	2016

Automobiles	5	$22,000	$22,000
Computer equipment	3-5	162,800	162,200
Machinery and equipment	3-7	819,600	803,300
Furniture and fixtures	4-10	205,900	205,900
Leasehold improvements	3-10	34,200	34,200

		1,244,500	1,227,600
Less accumulated depreciation and amortization		1,045,200	976,500

		$199,300	$251,100

Depreciation expense was $67,900 and $76,300 for the years ended June 30, 2017 and 2016, respectively.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

6.
Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at June 30, 2017 and 2016, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2017:

Technology, trademarks	5/10 yrs.	$662,800	$541,100	$121,700
Trade names	6 yrs.	140,000	77,800	62,200
Websites	5 yrs.	210,000	140,000	70,000
Customer relationships	9/10 yrs.	357,000	281,400	75,600
Sublicense agreements	10 yrs.	294,000	165,400	128,600
Non-compete agreements	5 yrs.	384,000	294,000	90,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	194,500	163,600	30,900

		$2,352,300	$1,773,300	$579,000

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2016:

Technology, trademarks	5/10 yrs.	$722,800	$468,800	$254,000
Trade names	6 yrs.	140,000	54,400	85,600
Websites	5 yrs.	210,000	98,000	112,000
Customer relationships	9/10 yrs.	357,000	261,600	95,400
Sublicense agreements	10 yrs.	294,000	136,000	158,000
Non-compete agreements	5 yrs.	384,000	239,100	144,900
IPR&D	3 yrs.	110,000	85,500	24,500
Other intangible assets	5 yrs.	177,900	154,700	23,200

		$2,395,700	$1,498,100	$897,600

Total amortization expense was $288,000 and $352,600 in 2017 and 2016, respectively.

Estimated future amortization expense of intangible assets is as follows:

Fiscal Years

2018	$243,600
2019	185,800
2020	65,400
2021	48,000
2022	27,000
Thereafter	9,200

Total	$579,000

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

7.
Lines of Credit

The Company has a Demand Line of Credit through December 2017 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 4.25%. The agreement contains a financial covenant requiring the Company to maintain a minimum net worth and borrowings are also secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. The Company also had an Export Related Revolving Line through June 2017 which as amended allowed for borrowings up to $200,000 bearing interest at prime plus 1%. This line was not reviewed by the Company upon expiration. As of June 30, 2017 and 2016, there were no borrowings outstanding under either line.

8.
Notes Payable

The Company has a $20,000 36-month auto loan through April 2019, with its bank, with monthly payments of $600 bearing interest at 4% for a vehicle used by the Company’s sales manager. The outstanding balance remaining on this loan as of June 30, 2017 and June 30, 2016 was $12,500 and $18,900 with principal payments of $6,700 and $5,800 due over the next two fiscal years.

9.
Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee’s deferral up to 3% of pay, plus 50% of employee’s deferral over 3% of pay up to 5%. Total matching contributions amounted to $75,100 and $69,500 for the years ended June 30, 2017 and 2016, respectively.

10.
Commitments and Contingencies

The Company entered into a lease in August 2014 for its Bohemia, New York premises through February 2025 which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. The future minimum annual rental expense, computed on a straight-line basis, is approximately $170,000 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $175,200 in 2017 and $170,000 in 2016. Accrued rent, payable in future years, amounted to $59,600 and $48,800 at June 30, 2017 and 2016, respectively.

The Company is also obligated under an operating lease for its facility in Pittsburgh, Pennsylvania, which requires monthly minimum rental payments through November 2017, plus common area expenses. The Company is currently in negotiations for a lease extension. Total rent expense for the Pittsburgh facility was $106,500 and $105,400 for the fiscal years ended June 30, 2017 and 2016, respectively.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

10.
Commitments and Contingencies (Continued)

In addition, the Company maintains an office in Oradell, New Jersey from which it performs its sales and marketing functions. The Company is obligated under an operating lease for its facility in Oradell, New Jersey, which requires monthly minimum rental payments through June 2018, plus common area expenses. Total rent expense for the New Jersey facilities, was $22,500 and $23,300 for the years ended June 30, 2017 and 2016, respectively.

The Company’s approximate future minimum rental payments under all operating leases are as follows:

Fiscal Years

2018	$220,000
2019	169,000
2020	174,000
2021	179,300
2022	184,600
Thereafter	477,700

$1,404,600

The Company has a three year employment contract with its President effective July 1, 2017. The agreement provides for an annual base salary of $175,000 for the fiscal year ending June 30, 2018 with subsequent annual increases of 3% or percentage increase in Consumer Price Index “CPI”, whichever is higher plus $25,000 cash bonus for the fiscal year ending June 30, 2018 and discretionary for subsequent years. The agreement also provides for a grant of options to purchase 25,000 shares of the Company’s stock during the year ending June 30, 2018. A bonus of $20,000 was awarded to the President during the fiscal year ending June 30, 2017 and no bonus was awarded during the fiscal year ending June 30, 2016.

The Company has a three year employment contract with its President of the Genie Products Division and Corporate Secretary effective July 1, 2017. The agreement provides for an annual base salary of $153,000 for the fiscal year ending June 30, 2018 with subsequent annual increases of 3% or percentage increase in Consumer Price Index “CPI”, whichever is higher, plus $10,000 cash bonus for the fiscal year ending June 30, 2018 and discretionary for subsequent years. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock during the year ending June 30, 2018. A bonus of $10,000 was awarded to the Corporate Secretary during the fiscal year ending June 30, 2017 and no bonus was awarded during the fiscal year ending June 30, 2016.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

10.
Commitments and Contingencies (Continued)

The Company has a three year employment contract with its Vice President of Corporate Development and Strategy and Vice president of Sales and Marketing of Altamira Instruments, Inc. effective July 1, 2017. The agreement provides for an annual base salary of $155,000 for the fiscal year ending June 30, 2018 with subsequent annual increases of 3% or percentage increase in Consumer Price Index “CPI”, whichever is higher, plus $10,000 cash bonus for the fiscal year ending June 30, 2018 and discretionary for subsequent years. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock during the year ending June 30, 2018. A bonus of $10,000 was awarded during the fiscal year ending June 30, 2017 and no bonuses were awarded during the fiscal year ending June 30, 2016.

The Company has a three year employment contract with its President of Torbal Products Division and Director of Marketing effective July 1, 2017. The agreement provides for an annual base salary of $157,000 for the fiscal year ending June 30, 2018 with subsequent annual increases of 4% or percentage increase in Consumer Price Index “CPI”, whichever is higher, plus $10,000 cash bonus for the fiscal year ending June 30, 2018 and subsequent years, subject to a minimum increase of 5% in the divisions’ EBITDA for the related year. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock during the year ending June 30, 2018. A bonus of $10,000 was awarded during the fiscal year ending June 30, 2017 and no bonuses were awarded during the fiscal year ending June 30, 2016.

The Company has a consulting agreement which expires on December 31, 2017 with an affiliate of the Chairman of the Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,600 for a certain number of consulting days as defined in the agreement. Consulting expense related to this agreement amounted to $43,200 for both years ended June 30, 2017 and 2016.

The Company has a consulting agreement which expires December 31, 2017 with another member of its Board of Directors for administrative services providing that the consultant be paid at the rate of $85 per hour. Consulting expense related to this agreement amounted to $5,200 and $5,800 for the fiscal years ended June 30, 2017 and 2016, respectively.

In connection with a February 26, 2014 acquisition of a privately owned company, The Company remained obligated to make its last additional payment to the seller based on a percentage of net sales of the business acquired equal to 11% for the year ended June 30, 2017. Payments related to this contingent consideration for each period were due in September following the fiscal year. The Company is also required to make payments of 30% of the net royalties received from the license and sublicense acquired in the SBI acquisition in fiscal 2012. Total contingent consideration payments made for all acquisitions amounted to $189,300 and $130,800 for the years ended June 30, 2017 and 2016, respectively.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

10.
Commitments and Contingencies (Continued)

The fair value of contingent consideration estimated to be paid as of June 30, 2017 is as follows:

Year ended June 30,	Amount

2018	$175,700
2019	35,000
2020	30,000
2021	26,000
2022	14,000
Thereafter	16,300

$297,000

11.
Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 35% to the actual tax expense or benefit for the applicable fiscal year was as follows:

	2017		2016
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income

Computed “expected” income tax (benefit)	$(51,400)	(35.0)%	$76,600	35.0%
Research and development credits	(13,100)	(8.9)	(15,700)	(7.2)
Other, net	(9,700)	(6.6)	(7,600)	(3.5)

Income tax expense (benefit)	$(74,200)	(50.5)%	$53,300	24.3%

Deferred tax assets and liabilities consist of the following:

	2017	2016

Deferred tax assets:
Amortization of intangible assets	$390,000	$287,000
Research and development credits	3,400	-
Various accruals	102,300	132,800
Other	55,000	48,900

	550,700	468,700
Deferred tax liability:
Depreciation of property and amortization of goodwill	(45,600)	(52,200)

Net deferred tax assets	$505,100	$416,500

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

11.
Income Taxes (Continued)

The breakdown between current and long-term deferred tax assets and liabilities is as follows:

	2017	2016

Current deferred tax assets	$129,000	$140,600

Long-term deferred tax assets	421,700	328,100
Long-term deferred tax liabilities	(45,600)	(52,200)

Net long-term deferred tax assets	376,100	275,900

Net deferred tax assets	$505,100	$416,500

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2017 and 2016, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company’s policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2014 and after. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

12.
Stock Options

Option activity is summarized as follows:

	Fiscal 2017		Fiscal 2016

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Shares under option:
Outstanding, beginning of year	43,500	$3.33	38,500	$3.33
Granted	6,000	2.91	5,000	3.05
Exercised	(5,000)	3.10	-
Forfeited	(10,000)	3.45	-

Outstanding, end of year	34,500	3.25	43,500	3.33

Options exercisable at year-end	23,833	$3.52	32,200	$3.43

Weighted average fair value per share of options granted during the fiscal year		$1.76		$1.89

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

12.
Stock Options (Continued)

	As of June 30, 2017 Options Outstanding			As of June 30, 2017 Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$3.50 -$4.05	20,000	6.13	$3.64	18,666	$3.64

$2.91 -$3.27	14,500	3.67	$3.02	5,167	$3.12

	34,500			23,833

	As of June 30, 2016 Options Outstanding			As of June 30, 2016 Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$3.50 -$4.05	20,000	7.13	$3.64	13,700	$3.65

$3.07 -$3.45	23,500	2.83	$3.25	18,500	$3.30

	43,500			32,200

13.
Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:
	2017	2016

Net income (loss)	$(72,600)	$165,600

Weighted average common shares outstanding	1,491,167	1,489,112
Effect of dilutive securities	-	275
Weighted average dilutive common shares outstanding	1,491,167	1,489,387

Basic earnings (loss) per common share	$(.05)	$.11

Diluted earnings (loss) per common share	$(.05)	$.11

Approximately 34,500 and 20,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the years ended June 30, 2017 and 2016, respectively, because the effect would be anti-dilutive.