Form 10-Q
period 2017-09-30
SCIENTIFIC INDUSTRIES INC
filed 2017-11-14
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of October 31, 2017 is 1,494,112 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2017	June 30, 2017
Current assets:	(Unaudited)
Cash and cash equivalents	$942,900	$1,025,100
Investment securities	308,200	295,500
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at September 30, 2017 and June 30, 2017	972,100	1,424,400
Inventories	2,327,200	1,961,200
Prepaid expenses and other current assets	170,800	80,300
Total current assets	4,721,200	4,786,500

Property and equipment, net	214,800	199,300

Intangible assets, net	518,600	579,000

Goodwill	705,300	705,300

Other assets	52,500	52,500

Deferred taxes	514,500	505,100

Total assets	$6,726,900	$6,827,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$376,900	$139,200
Accrued expenses and taxes, current portion	503,600	491,000
Customer advances	17,000	-
Contingent consideration, current portion	33,000	175,700
Notes payable, current portion	6,800	6,700

Total current liabilities	937,300	812,600

Accrued expenses, less current portion	60,000	60,000
Notes payable, less current portion	4,000	5,800
Contingent consideration payable, less current portion	121,300	121,300

Total liabilities	1,122,600	999,700
Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued 1,513,914 shares outstanding at September 30, 2017 and June 30, 2017	75,700	75,700
Additional paid-in capital	2,522,200	2,515,900
Accumulated other comprehensive loss	(900)	(3,500)
Retained earnings	3,059,700	3,292,300
	5,656,700	5,880,400
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	5,604,300	5,828,000

Total liabilities and shareholders’ equity	$6,726,900	$6,827,700
See notes to Unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended September 30,	For the Three Month Period Ended September 30,
	2017	2016

Revenues	$1,280,800	$1,559,100

Cost of revenues	829,100	889,500

Gross profit	451,700	669,600

Operating expenses:
General and administrative	428,400	412,400
Selling	201,000	216,800
Research and development	129,100	115,400

Total operating expenses	758,500	744,600

Loss from operations	(306,800)	(75,000)

Other income (expense):
Interest income	400	200
Other income, net	-	5,400
Interest expense	(100)	(200)

Total other income, net	300	5,400

Loss before income tax benefit	(306,500)	(69,600)

Income tax expense (benefit):
Current	(63,700)	(36,300)
Deferred	(10,200)	15,500

Total income tax benefit	(73,900)	(20,800)

Net loss	$(232,600)	$(48,800)

Basic and diluted loss per common share	$(.16)	$(.03)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Month Period Ended September 30,	For the Three Month Period Ended September 30,
	2017	2016

Net loss	$(232,600)	$(48,800)

Other comprehensive income:
Unrealized holding gain
arising during period,
net of tax	2,600	1,100

Comprehensive loss	$(230,000)	$(47,700)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Month Period Ended September 30,	For the Three Month Period Ended September 30,
	2017	2016

Operating activities:
Net loss	$(232,600)	$(48,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,100	95,700
Deferred income taxes	(10,200)	15,500
Stock-based compensation	6,200	700
Changes in operating assets and liabilities:
Trade accounts receivable	452,300	80,200
Inventories	(366,000)	(189,000)
Prepaid and other current assets	(90,500)	(164,100)
Accounts payable	237,700	(22,000)
Customer advances	17,000	403,800
Accrued expenses and taxes	12,600	(323,700)

Total adjustments	336,200	(102,900)

Net cash provided by (used in) operating activities	103,600	(151,700)

Investing activities:
Purchase of investment securities, available for sale	(9,300)	-
Capital expenditures	(31,500)	-
Purchase of other intangible assets	(700)	(8,400)

Net cash used in investing activities	(41,500)	(8,400)

Financing activities:
Payments for contingent consideration	(142,700)	(117,400)
Principal payments on notes payable	(1,600)	(1,500)

Net cash used in financing activities	(144,300)	(118,900)

Net decrease in cash and cash equivalents	(82,200)	(279,000)

Cash and cash equivalents, beginning of year	1,025,100	1,245,000

Cash and cash equivalents, end of period	$942,900	$966,000

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$15,000	$186,000
Interest	100	200

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2017. The results for the three months ended September 30, 2017, are not necessarily an indication of the results for the full fiscal year ending June 30, 2018.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary, and Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation and wholly-owned subsidiary, and Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

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

 Adopted Accounting Pronoucements

In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Derffered Taxes" (ASU 2015-17") which was effective for fiscal years begining December 15,2016 (fiscal 2018 for the Company).  ASU 2015-17 required that deferred tax assets and liabilities be net and classified as noncurrent on the balance sheet rather than presenting deferred taxes into current and noncurrent amounts.  The Company adopted ASU 2015-07 effective for the fiscal quarter of the year ending June 30, 2018.  The Company applied the new guidance on a respective basis, resulting in a reclassification of current deferred tax assts totaling $129,000 against long term deferred tax liabilities in the Company's Consolidated Condensed Balance Sheet as of June 30, 2017.  The adoption of this ASU had no impact on the Company's Consolidated Statement of Operations.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated

Three Months Ended September 30, 2017:

Revenues	$1,199,400	$28,700	$52,700	$-	$1,280,800

Foreign Sales	502,300	6,400	-	-	508,700

Loss From Operations	(93,900)	(184,100)	(28,800)	-	(306,800)

Assets	4,041,800	1,425,400	437,000	822,700	6,726,900

Long-Lived Asset Expenditures	32,200	-	-	-	32,200

Depreciation and Amortization	64,900	2,800	9,400	-	77,100

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated

Three Months Ended September 30, 2016:

Revenues	$1,456,800	$77,500	$24,800	$-	$1,559,100

Foreign Sales	561,200	4,800	-	-	566,000

Income (Loss) From Operations	101,400	(141,700)	(34,700)	-	(75,000)

Assets	4,034,400	2,286,700	428,100	692,200	7,441,400

Long-Lived Asset Expenditures	8,400	-	-	-	8,400

Depreciation and Amortization	76,700	6,600	12,400	-	95,700

Approximately 46% and 49% of net sales of benchtop laboratory equipment for the three month periods ended September 30, 2017 and 2016, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 25% and 26% of total benchtop laboratory equipment sales were derived from the Torbal Scales Division for the three months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017 and 2016, respectively, two customers accounted in the aggregate for approximately 15% and 16% of net sales of the Benchtop Laboratory Equipment Operations (14% and 15% of the Company’s total revenues). Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to one customer during the three months ended September 30, 2016 accounted for approximately 57% of the Catalyst Research Instrument Operations’ revenues and 3% of the Company’s total revenues.

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

Level 1 - Inputs that are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 - Prices or valuation that require inputs that are both significant to the fair value measurement and unobservable.

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

The fair value of the contingent consideration obligations are based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market, therefore, the Company classifies this liability as Level 3 in the following tables.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2017 and June 30, 2017 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at September 30, 2017	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$942,900	$942,900	$-	$-
Available for sale securities	308,200	308,200	-	-

Total	$1,251,100	$1,251,100	$-	$-

Liabilities:

Contingent consideration	$154,300	$-	$-	$154,300

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2017	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,025,100	$1,025,100	$-	$-
Available for sale securities	295,500	295,500	-	-

Total	$1,320,600	$1,320,600	$-	$-

Liabilities:

Contingent consideration	$297,000	$-	$-	$297,000

The following table sets forth an analysis of changes during the three months ended September 30, 2017 and 2016 in Level 3 financial liabilities of the Company:

	2017	2016
Beginning balance	$297,000	$346,300
Payments	(142,700)	(117,400)

Ending balance	$154,300	$228,900

Investments in marketable securities classified as available-for-sale by security type at September 30, 2017 and June 30, 2017 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At September 30, 2017:
Available for sale:
Equity securities	$37,000	$61,900	$24,900
Mutual funds	272,100	246,300	(25,800)

	$309,100	$308,200	$(900)

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2017:
Available for sale:
Equity securities	$37,000	$50,800	$13,800
Mutual funds	262,000	244,700	(17,300)

	$299,000	$295,500	$(3,500)

4. Inventories

	September 30, 2017	June 30, 2017

Raw materials	$1,423,800	$1,373,800
Work-in-process	386,700	166,500
Finished goods	516,700	420,900

	$2,327,200	$1,961,200

5. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at September 30, 2017 and June 30, 2017, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At September 30, 2017:

Technology, trademarks	5/10 yrs.	$662,800	$559,200	$103,600
Trade names	6 yrs.	140,000	83,600	56,400
Websites	5 yrs.	210,000	150,500	59,500
Customer relationships	9/10 yrs.	357,000	284,800	72,200
Sublicense agreements	10 yrs.	294,000	172,700	121,300
Non-compete agreements	5 yrs.	384,000	307,500	76,500
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	195,200	166,100	29,100

		$2,353,000	$1,834,400	$518,600

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2017:

Technology, trademarks	5/10 yrs.	$662,800	$541,100	$121,700
Trade names	6 yrs.	140,000	77,800	62,200
Websites	5 yrs.	210,000	140,000	70,000
Customer relationships	9/10 yrs.	357,000	281,400	75,600
Sublicense agreements	10 yrs.	294,000	165,400	128,600
Non-compete agreements	5 yrs.	384,000	294,000	90,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	194,500	163,600	30,900

		$2,352,300	$1,773,300	$579,000

Total amortization expense was $61,100 and $77,900 for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, estimated future amortization expense related to intangible assets is $182,500 for the remainder of the fiscal year ending June 30, 2018, $185,800 for fiscal 2019, $65,400 for fiscal 2020, $48,000 for fiscal 2021, $27,000 for fiscal 2022, and $9,200 thereafter.

6. Loss Per Common Share

Loss per common share data was computed as follows:
	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016

Net loss	$(232,600)	$(48,800)

Weighted average common shares outstanding	1,494,112	1,489,112

Basic and diluted loss per common share	$(.16)	$(.03)

Approximately 82,000 and 43,500 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2017 and 2016, respectively, because the effect would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview. The Company reflected a loss before income tax benefit of $306,500 for the three months ended September 30, 2017 compared to a loss before income tax benefit of $69,600 for the three months ended September 30, 2016, primarily due to decreased sales and margins of benchtop laboratory equipment during the period, and decreased sales recorded by the Catalyst Research Instruments Operations. The results reflected total non-cash amounts for depreciation and amortization of $77,100 for the three month period ended September 30, 2017 and $95,700 for the corresponding three month period in 2016.

Results of Operations. Net revenues for the three months ended September 30, 2017 decreased $278,300 (17.9%) to $1,280,800 from $1,559,100 for the three months ended September 30, 2016, reflecting a decrease of $257,400 (17.7%) in net sales of benchtop laboratory equipment, due to a lower number of orders from overseas which sometimes is experienced during summer months, and decreased orders from Original Equipment Manufacturer (OEM) customers. The benchtop laboratory equipment sales reflected $307,200 of Torbal brand product sales for the three months ended September 30, 2017, compared to $383,400 in the three months ended September 30, 2016. Sales of catalyst research instruments decreased by $48,800 (63.0%) with no large orders shipped during the period. As of September 30, 2017, the order backlog for catalyst research instruments, was $323,900, all of which is expected to be shipped during fiscal year ending June 30, 2018, compared to $1,167,000 as of September 30, 2016. Revenues derived from the Bioprocessing Systems Operations which are comprised primarily of net royalties accrued from sublicensees, while it continues with its product development efforts, increased by $27,900 (112.5%).

The gross profit percentage for the three months ended September 30, 2017 was 35.3% compared to 42.9% for the three months ended September 30, 2016. The current period gross margin for catalyst research instruments was negatively impacted by the lower sales. The gross profit percentage for the Benchtop Laboratory Equipment Operations was lower due to fixed costs on lower sales and the sales mix.

General and administrative expenses for the three months ended September 30, 2017 amounted to $428,400 compared to $412,400 for the three months ended September 30, 2016 due to increased expenses for the Bioprocessing Systems Operations.

Selling expenses for the three months ended September 30, 2017 decreased $15,800 (7.3%) to $201,000 from $216,800 for the three months ended September 30, 2016, due to lower sales related expenses for the Benchtop Laboratory Equipment Operations.

Research and development expenses increased by $13,700 (11.9%) to $129,100 for the three months ended September 30, 2017 compared to $115,400 for the three months ended September 30, 2016, primarily due to increased new product development costs incurred by the Benchtop Laboratory Equipment Operations related to the Torbal Scales Division and the Bioprocessing Systems Operations.

Total other income was $300 for the three months ended September 30, 2017 compared to $5,400 for the three months ended September 30, 2016.

The Company reflected an income tax benefit of $73,900 for the three months ended September 30, 2017 compared to income tax benefit of $20,800 for the three months ended September 30, 2016, primarily due to the higher loss incurred in the three months ended September 30, 2017.

As a result of the foregoing, the Company recorded a net loss of $232,600 for the three months ended September 30, 2017 compared to a net loss of $48,800 for the three months ended September 30, 2016.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $82,200 to $942,900 as of September 30, 2017 from $1,025,100 as of June 30, 2017.

Net cash provided by operating activities was $103,600 for the three months ended September 30, 2017 compared to $151,700 used during the three months ended September 30, 2016.  The current period reflected higher collections of accounts receivable and higher accounts payable and accrued expenses, partially offset by increased loss and inventories. Net cash used in investing activities was $41,500 for the three months ended September 30, 2017 compared to $8,400 used during the three months ended September 30, 2016 principally due to new capital equipment purchased during the current year period by the Benchtop Laboratory Equipment Operations. The Company used $144,300 in financing activities in the three months ended September 30, 2017 compared to $118,900 in the three months ended September 30, 2016.

The Company's working capital decreased by $195,900 to $3,907,000 as of June 30, 2017 compared to $4,102,900, as of June 30, 2017 due to the loss during the period.

The Company has a Demand Line of Credit through December 2017 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 4.25%. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of September 30, 2017 no borrowings were outstanding under this line.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending June 30, 2018 from its available financial resources including its line of credit, its cash and investment securities, and operations.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2017	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer