Form 10-Q
period 2017-12-31
SCIENTIFIC INDUSTRIES INC
filed 2018-02-14
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of February 2, 2018 is 1,494,112 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2017	June 30, 2017
Current assets:	(Unaudited)
Cash and cash equivalents	$700,700	$1,025,100
Investment securities	314,700	295,500
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at December 31, 2017 and June 30, 2017	1,475,300	1,424,400
Inventories	2,392,600	1,961,200
Prepaid expenses and other current assets	146,600	80,300
Total current assets	5,029,900	4,786,500

Property and equipment, net	235,600	199,300

Intangible assets, net	458,300	579,000

Goodwill	705,300	705,300

Other assets	52,500	52,500

Deferred taxes	488,600	505,100

Total assets	$6,970,200	$6,827,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379,400	$139,200
Accrued expenses, current portion	466,500	491,000
Bank line of credit	40,000	-
Customer advances	321,800	-
Contingent consideration, current portion	33,000	175,700
Notes payable, current portion	6,800	6,700

Total current liabilities	1,247,500	812,600

Accrued expenses, less current portion	60,000	60,000
Notes payable, less current portion	2,300	5,800
Contingent consideration payable, less current portion	121,300	121,300

Total liabilities	1,431,100	999,700
Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued 1,513,914 shares outstanding at December 31, 2017 and June 30, 2017	75,700	75,700
Additional paid-in capital	2,536,400	2,515,900
Accumulated other comprehensive income (loss)	700	(3,500)
Retained earnings	2,978,700	3,292,300
	5,591,500	5,880,400
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	5,539,100	5,828,000

Total liabilities and shareholders’ equity	$6,970,200	$6,827,700
See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended December 31,	For the Three Month Period Ended December 31,	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2017	2016	2017	2016

Revenues	$1,892,400	$2,683,800	$3,173,300	$4,242,900

Cost of revenues	1,126,700	1,888,900	1,955,900	2,778,400

Gross profit	765,700	794,900	1,217,400	1,464,500

Operating expenses:
General and administrative	407,900	409,200	836,300	821,600
Selling	214,600	224,200	415,600	440,900
Research and development	132,900	105,000	262,000	220,400

Total operating expenses	755,400	738,400	1,513,900	1,482,900

Income (loss) from operations	10,300	56,500	(296,500)	(18,400)

Other income (expense):
Interest income	5,200	8,800	5,600	9,100
Other income, net	1,400	400	1,400	5,700
Interest expense	(500)	(900)	(600)	(1,100)

Total other income, net	6,100	8,300	6,400	13,700

Income (loss) before income tax expense (benefit)	16,400	64,800	(290,100)	(4,700)

Income tax expense (benefit):
Current	71,800	20,900	8,000	(15,400)
Deferred	25,600	(1,400)	15,500	14,100

Total income tax expense (benefit)	97,400	19,500	23,500	(1,300)

Net income (loss)	$(81,000)	$45,300	$(313,600)	$(3,400)

Basic earnings (loss) per common share	$(.05)	$.03	$(.21)	$.00

Diluted earnings (loss) per common share	$.(05)	$.03	$(.21)	$.00

Cash dividends declared per common share	$.00	$.03	$.00	$.03

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Month Period Ended December 31,	For the Three Month Period Ended December 31,	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2017	2016	2017	2016

Net income (loss)	$(81,000)	$45,300	$(313,600)	$(3,400)

Other comprehensive income (loss):
Unrealized holding gain (loss)
arising during period,
net of tax	1,600	(8,000)	4,200	(6,900)

Comprehensive Income (loss)	$(79,400)	$37,300	$(309,400)	$(10,300)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2017	2016

Operating activities:
Net loss	$(313,600)	$(3,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of investment	-	(2,600)
Depreciation and amortization	154,100	189,500
Deferred income taxes	16,500	14,100
Income tax benefit of stock options exercised	8,000	-
Stock-based compensation	12,400	1,000
Changes in operating assets and liabilities:
Trade accounts receivable	(50,900)	(436,100)
Inventories	(431,400)	287,100
Prepaid expenses and other current assets	(66,300)	(75,300)
Accounts payable	240,200	(42,200)
Customer advances	321,800	17,000
Accrued expenses	(24,500)	(399,400)

Total adjustments	179,900	(446,900)

Net cash used in operating activities	(133,700)	(450,300)

Investing activities:
Redemption of investment securities, available-for-sale	-	11,100
Purchase of investment securities, available for sale	(15,000)	(18,700)
Capital expenditures	(68,100)	(4,700)
Purchase of other intangible assets	(1,500)	(14,700)

Net cash used in investing activities	(84,600)	(27,000)

Financing activities:
Line of credit proceeds	40,000	250,000
Payments for contingent consideration	(142,700)	(117,400)
Principal payments on notes payable	(3,400)	(3,200)

Net cash provided by (used in) financing activities	(106,100)	129,400

Net decrease in cash and cash equivalents	(324,400)	(347,900)

Cash and cash equivalents, beginning of year	1,025,100	1,245,000

Cash and cash equivalents, end of period	$700,700	$897,100

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$16,000	$186,000
Interest	600	1,100

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2017. The results for the three months and six months ended December 31, 2017, are not necessarily an indication of the results for the full fiscal year ending June 30, 2018.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Scientific Industries, Inc., Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary, Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation and wholly-owned subsidiary, and Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. The Company is currently evaluating the impact of the provisions of this new standard on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the effect of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09.  The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company has applied the five-step model of the new standard to a selection of contracts within each of its revenue streams and has compared the results to its current accounting practices. Based on this analysis, the Company does not currently expect a material impact on the Company’s consolidated financial statements. The Company is expecting to utilize the modified retrospective transition method of adoption. The Company is continuing to work through the remaining steps of the adoption plan to facilitate adoption effective July 1, 2018. As part of this, the Company is assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. The Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgements and assets recognized from the costs to obtain or fulfill a contract.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectibility, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the effect of the standard.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

Adopted Accounting Pronoucements

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Derffered Taxes" (ASU 2015-17") which was effective for fiscal years begining December 15, 2016 (fiscal 2018 for the Company). ASU 2015-17 required that deferred tax assets and liabilities be net and classified as noncurrent on the balance sheet rather than presenting deferred taxes into current and noncurrent amounts. The Company adopted ASU 2015-07 effective for the first fiscal quarter of the year ending June 30, 2018. The Company applied the new guidance on a respective basis, resulting in a reclassification of current deferred tax assets totaling $129,000 against long term deferred tax assets in the Company's Condensed Consolidated Balance Sheet as of June 30, 2017. The adoption of this ASU had no impact on the Company’s Condensed Consolidated Statement of Operations.

On December 22, 2017, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118,” which addresses situations where the accounting under the FASB, Accounting Standards Codification No. 740, Income Taxes, or ASC 740 is incomplete for certain income tax effects of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, or the 2017 Tax Act, by the time an entity issues its financial statements for the fiscal period that includes the date the 2017 Tax Act was enacted.

Under ASC 740, entities are required to adjust current and deferred tax assets and liabilities for the effects of changes in tax laws or rates at their date of enactment. However, pursuant to SAB 118, if an entity does not have the necessary information available, prepared, or analyzed for certain income tax effects of the 2017 Tax Act at the time an entity’s financial statements are issued, an entity shall apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 Tax Act. If the accounting for certain income tax effects of the 2017 Tax Act is incomplete, but an entity can determine a reasonable estimate for those effects, an entity can record provisional amounts during a measurement period, which ends on the earlier of when an entity has obtained, prepared, and analyzed the information necessary to complete the accounting requirements of ASC 740 and December 22, 2017.

The 2017 Tax Act includes significant changes to the U.S. income tax system. The 2017 Tax Act contains numerous provisions impacting the Company, the most significant of which reduces the Federal corporate statutory rate from 35% to 21%. The Company is a fiscal-year end taxpayer and is required to use a blended statutory federal tax rate, inclusive of the Federal rate change enacted on December 22, 2017 to compute its effective rate for the three and six months ended December 31, 2017. The various provisions under the 2017 Tax Act most relevant to the Company have been considered in the preparation of the financial statements as of December 31, 2017. However, as of December 31, 2017, the Company had not completed its accounting for the tax effects of the enactment of 2017 Tax act. The Company’s provision for income taxes for the three and six months ended December 31, 2017 is based on reasonable estimates of the effects of its implementation and existing deferred tax balances. The Company estimates it will record a one-time non-cash charge of approximately $30,000 for the fiscal year ended June 30, 2018 due to an estimated reduction in deferred tax assets as a result of the reduction in the Federal tax rate. We expect to complete our accounting during the one year measurement period from the enactment date.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended December 31, 2017:

Revenues	$1,686,200	$153,500	$52,700	$-	$1,892,400

Foreign Sales	815,300	2,600	-	-	817,900

Income (Loss) From Operations	122,000	(103,400)	(8,300)	-	10,300

Assets	4,085,800	1,613,200	467,900	803,300	6,970,200

Long-Lived Asset Expenditures	33,000	1,900	2,500	-	37,400

Depreciation and Amortization	67,000	700	9,300	-	77,000

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended December 31, 2016:

Revenues	$1,466,800	$1,192,100	$24,900	$-	$2,683,800

Foreign Sales	751,800	10,300	-	-	762,100

Income (Loss) From Operations	62,600	26,600	(32,700)	-	56,500

Assets	4,131,400	1,982,800	434,700	695,900	7,244,800

Long-Lived Asset Expenditures	5,200	-	5,800	-	11,000

Depreciation and Amortization	76,700	4,500	12,600	-	93,800

Approximately 31% and 55% of net benchtop laboratory equipment sales (48% and 30% of total revenues) for the three month periods ended December 31, 2017 and 2016, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 12% and 21% of total benchtop laboratory equipment sales (19% and 11% of total revenues) were derived from the Torbal Scales Division for the three months ended December 31, 2017 and 2016, respectively.

For the three months ended December 31, 2017 and 2016, respectively, two customers accounted in the aggregate for approximately 10% and 17% of net sales of the Benchtop Laboratory Equipment Operations (15% and 9% of the Company’s total revenues). Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to one and three customers during the three months ended December 31, 2017 and 2016, accounted for approximately 74% and 99% of the Catalyst Research Instrument Operations’ revenues and 7% and 44% of the Company’s total revenues, respectively.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Six Months Ended December 31, 2017:

Revenues	$2,885,600	$182,300	$105,400	$-	$3,173,300

Foreign Sales	1,317,600	9,000	-	-	1,326,600

Income (Loss) From Operations	28,100	(287,500)	(37,100)	-	(296,500)

Assets	4,085,800	1,613,200	467,900	803,300	6,970,200

Long-Lived Asset Expenditures	65,200	1,900	2,500	-	69,600

Depreciation and Amortization	131,900	3,500	18,700	-	154,100

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Six Months Ended December 31, 2016:

Revenues	$2,923,600	$1,269,600	$49,700	$-	$4,242,900

Foreign Sales	1,313,000	15,100	-	-	1,328,100

Income (Loss) From Operations	164,000	(115,000)	(67,400)	-	(18,400)

Assets	4,131,400	1,982,800	434,700	695,900	7,244,800

Long-Lived Asset Expenditures	13,600	-	5,800	-	19,400

Depreciation and Amortization	153,400	11,100	25,000	-	189,500

Approximately 36% and 52% of net benchtop laboratory equipment sales (46% and 36% of total revenues) for the six month periods ended December 31, 2017 and 2016, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 16% and 23% of total benchtop laboratory equipment sales (21% and 16% of total revenues) were derived from the Torbal Scales Division for the six months ended December 31, 2017 and 2016, respectively. For the six months ended December 31, 2017 and 2016, respectively, two customers accounted in the aggregate for approximately 11% and 16% of net sales of the Benchtop Laboratory Equipment Operations (15% and 11% of the Company’s total revenues).

Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to one and six customers during the six months ended December 31, 2017 and 2016, accounted for approximately 64% and 97% of the Catalyst Research Instrument Operations’ revenues and 4% and 29% of the Company’s total revenues, respectively.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2017 and June 30, 2017 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at December 31, 2017	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$700,700	$700,700	$-	$-
Available for sale securities	314,700	314,700	-	-

Total	$1,015,400	$1,015,400	$-	$-

Liabilities:

Contingent consideration	$154,300	$-	$-	$154,300

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2017	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,025,100	$1,025,100	$-	$-
Available for sale securities	295,500	295,500	-	-

Total	$1,320,600	$1,320,600	$-	$-

Liabilities:

Contingent consideration	$297,000	$-	$-	$297,000

The following table sets forth an analysis of changes during the six months ended December 31, 2017 and 2016 in Level 3 financial liabilities of the Company:
	2017	2016
Beginning balance	$297,000	$346,300
Payments	(142,700)	(117,400)

Ending balance	$154,300	$228,900

Investments in marketable securities classified as available-for-sale by security type at December 31, 2017 and June 30, 2017 consisted of the following:
	Cost	Fair Value	Unrealized Holding Gain (Loss)
At December 31, 2017:
Available for sale:
Equity securities	$46,300	$66,800	$20,500
Mutual funds	267,700	247,900	(19,800)

	$314,000	$314,700	$700

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2017:
Available for sale:
Equity securities	$37,000	$50,800	$13,800
Mutual funds	262,000	244,700	(17,300)

	$299,000	$295,500	$(3,500)

4. Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value, and have been reduced by an allowance for excess and obsolete inventories. The estimate is based on managements review of inventories on hand compared to estimated future usage and sales. Cost of work-in-process and finished goods inventories include material, labor, and manufacturing overhead.
	December 31, 2017	June 30, 2017

Raw materials	$1,502,000	$1,373,800
Work-in-process	476,300	166,500
Finished goods	414,300	420,900

	$2,392,600	$1,961,200

5. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at December 31, 2017 and June 30, 2017, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:
	Useful Lives	Cost	Accumulated Amortization	Net
At December 31, 2017:

Technology, trademarks	5/10 yrs.	$662,800	$577,300	$85,500
Trade names	6 yrs.	140,000	89,400	50,600
Websites	5 yrs.	210,000	161,000	49,000
Customer relationships	9/10 yrs.	357,000	288,100	68,900
Sublicense agreements	10 yrs.	294,000	180,100	113,900
Non-compete agreements	5 yrs.	384,000	321,000	63,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	196,000	168,600	27,400

		$2,353,800	$1,895,500	$458,300

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2017:

Technology, trademarks	5/10 yrs.	$662,800	$541,100	$121,700
Trade names	6 yrs.	140,000	77,800	62,200
Websites	5 yrs.	210,000	140,000	70,000
Customer relationships	9/10 yrs.	357,000	281,400	75,600
Sublicense agreements	10 yrs.	294,000	165,400	128,600
Non-compete agreements	5 yrs.	384,000	294,000	90,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	194,500	163,600	30,900

		$2,352,300	$1,773,300	$579,000

Total amortization expense was $61,100 and $76,200 for the three months ended December 31, 2017 and 2016, respectively and $122,200 and $154,100 for the six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, estimated future amortization expense related to intangible assets is $124,700 for the remainder of the fiscal year ending June 30, 2018, $185,800 for fiscal 2019, $65,400 for fiscal 2020, $48,000 for fiscal 2021, $27,000 for fiscal 2022, and $7,400 thereafter.

6. Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:
	For the Three Month Period Ended December 31, 2017	For the Three Month Period Ended December 31, 2016	For the Six Month Period Ended December 31, 2017	For the Six Month Period Ended December 31, 2016

Net income (loss)	$(81,000)	$45,300	$(313,600)	$(3,400)

Weighted average common shares outstanding	1,494,112	1,489,112	1,494,112	1,489,112

Basic and diluted earnings (loss) per common share	$(.05)	$.03	$(.21)	$(.00)

Approximately 82,000 and 43,500 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three and six month periods ended December 31, 2017 and 2016, respectively, because the effect would be anti-dilutive.

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

Overview. The Company reflected income before income tax expense of $16,400 for the three months ended December 31, 2017 compared to $64,800 for the three months ended December 31, 2016, primarily due to lack of sales of catalyst research instruments during the period and product development expenses for a new automated pill counter for the Laboratory Equipment Operations. The Company reflected a loss before income tax benefit of $290,100 for the six months ended December 31, 2017 compared to $4,700 for the six months ended December 31, 2016 mainly due to decreased catalyst research instrument sales and product development costs as previously discussed. The results reflected total non-cash amounts for depreciation and amortization of $77,000 and $154,100 for the three and six month periods ended December 31, 2017 compared to $93,800 and $189,500 for the corresponding three and six month periods in 2016.

Results of Operations.

The Three Months Ended December 31, 2017 Compared with The Three Months Ended December 31, 2016

Net revenues for the three months ended December 31, 2017 decreased $791,400 (29.5%) to $1,892,400 from $2,683,800 for the three months ended December 31, 2016, reflecting a decrease of $1,038,600 in net sales of catalyst research instruments due to decreased orders from Original Equipment Manufacturer OEM customers and lack of large orders, partially offset by increased sales of benchtop laboratory equipment of $219,400 and bioprocessing royalties of $27,800. The benchtop laboratory equipment sales reflected $359,900 of Torbal brand product sales for the three months ended December 31, 2017, compared to $303,500 in the three months ended December 31, 2016. As of December 31, 2017, the order backlog for catalyst research instruments was $752,500, all of which is expected to be shipped during fiscal year ending June 30, 2018, compared to $397,300 as of December 31, 2016.

The overall gross profit percentage for the three months ended December 31, 2017 was 40.5% compared to 29.6% for the three months ended December 31, 2016. The current year period gross margin for the Benchtop Laboratory Equipment Operations was higher due to the effect of the allocation of fixed costs on higher sales. The catalyst research instruments was negatively impacted by the lower sales.

General and administrative expenses for the three months ended December 31, 2017 amounted to $407,900 compared to $409,200 for the three months ended December 31, 2016.

Selling expenses for the three months ended December 31, 2017 decreased $9,600 (4.3%) to $214,600 from $224,200 for the three months ended December 31, 2016, due to lower sales related expenses for the Catalyst Research Instruments Operations.

Research and development expenses increased by $27,900 (26.6%) to $132,900 for the three months ended December 31, 2017 compared to $105,000 for the three months ended December 31, 2016, primarily due to increased new product development costs incurred by the Benchtop Laboratory Equipment Operations related to the Torbal Scales Division.

Total other income decreased by $2,200 (26.5%) from $8,300 for the three months ended December 31, 2016 to $6,100 for the three months ended December 31, 2017 due to lower interest on its investment securities.

The Company reflected an income tax expense of $97,400 for the three months ended December 31, 2017 compared to income tax expense of $19,500 for the three months ended December 31, 2016, primarily due to a revision  of the estimate of the Company's expected annual income.

As a result of the foregoing, the Company recorded a net loss of $81,000 for the three months ended December 31, 2017 compared to net income $45,300 for the three months ended December 31, 2016.

The Six Months Ended December 31, 2017 Compared with The Six Months Ended December 31, 2016

Net revenues for the six months ended December 31, 2017 decreased $1,069,600 (25.2%) to $3,173,300 from $4,242,900 for the six months ended December 31, 2016, reflecting a decrease of $1,087,300 in net sales of catalyst research instruments due to decreased orders from Original Equipment Manufacturer OEM customers and lack of large orders, and a decrease of $38,000 in sales of benchtop laboratory equipment derived from the Torbal Division, partially offset by a $55,700 increase in bioprocessing royalties. The benchtop laboratory equipment sales reflected $664,200 of Torbal brand product sales for the six months ended December 31, 2017, compared to $685,500 in the six months ended December 31, 2016.

The overall gross profit percentage for the six months ended December 31, 2017 was 38.4% compared to 34.5% for the six months ended December 31, 2016  as a result of the Benchtop Laboratory Equipment Operations (which is sold at higher margins) consisting of a higher percentage of total sales for the year.

General and administrative expenses for the six months ended December 31, 2017 increased slightly by $14,700 (1.8%) to $836,300 compared to $821,600 for the six months ended December 31, 2016.

Selling expenses for the six months ended December 31, 2017 decreased $25,300 (5.7%) to $415,600 from $440,900 for the six months ended December 31, 2016, due to lower sales related expenses for the Catalyst Research Instruments Operations.

Research and development expenses increased by $41,600 (18.9%) to $262,000 for the six months ended December 31, 2017 compared to $220,400 for the six months ended December 31, 2016, primarily due to increased new product development costs incurred by the Benchtop Laboratory Equipment Operations related to the Torbal Scales Division.

Total other income decreased by $7,300 (53.3%) from $13,700 for the six months ended December 31, 2016 to $6,400 for the six months ended December 31, 2017 due to lower interest on its investment securities and miscellaneous income items.

The Company reflected an income tax expense of $23,500 for the six months ended December 31, 2017 compared to an income tax benefit of $1,300 for the six months ended December 31, 2016, primarily due to the statutory federal tax rate change resulting from the recently enacted 2017 Tax Act, including a write off of deferred tax assets of $15,500.

As a result of the foregoing, the Company recorded a net loss of $313,600 for the six months ended December 31, 2017 compared to $3,400 for the six months ended December 31, 2016.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $324,400 to $700,700 as of December 31, 2017 from $1,025,100 as of June 30, 2017 primarily due to decreased cash generated by the Catalyst Research Instrument Operations and increased inventories.

Net cash used in operating activities was $133,700 for the six months ended December 31, 2017 compared to $450,300 used during the six months ended December 31, 2016. The current period reflected higher accounts payable and customer advances, partially offset by increased prepaid expenses and higher inventories. Net cash used in investing activities was $84,600 for the six months ended December 31, 2017 compared to $27,000 used during the six months ended December 31, 2016 principally due to new capital equipment purchased during the current year period by the Benchtop Laboratory Equipment Operations. The Company used $106,100 in financing activities in the six months ended December 31, 2017 compared to cash provided of $129,400 in the six months ended December 31, 2016 mainly due to decreased proceeds under the line of credit in the current year.

The Company's working capital decreased by $191,500 to $3,782,400 as of December 31, 2017 compared to $3,973,900, as of June 30, 2017 due to increased capital expenditures and a net loss incurred during the current period.

The Company has a Demand Line of Credit through June 2018 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 4.5%. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of December 31, 2017 $40,000 which was borrowed by our subsidiary, Altamira Instruments, was outstanding under such line. In addition, the Company utilized $245,400 of its borrowing availability under the line as collateral for a warranty standby letter of credit required during a two year warranty period as a condition of sale for a large order of catalyst research instruments shipped in a prior fiscal year and installed in the first quarter of fiscal 2018, leaving an available borrowing balance of $14,600 under the line of credit.

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

Date: February 14, 2018	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer