Form 10-Q
period 2018-03-31
SCIENTIFIC INDUSTRIES INC
filed 2018-05-15
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of May 1, 2018 is 1,494,112 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2018	June 30,2017
Current assets:	(Unaudited)
Cash and cash equivalents	$678,600	$1,025,100
Investment securities	309,100	295,500
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at March 31, 2018 and June 30, 2017	1,406,700	1,179,000
Inventories	2,701,600	1,961,200
Prepaid expenses and other current assets	92,300	80,300
Total current assets	5,188,300	4,541,100

Property and equipment, net	223,100	199,300

Intangible assets, net	399,200	579,000

Goodwill	705,300	705,300

Trade accounts receivable, less current portion	245,400	245,400

Other assets	52,500	52,500

Deferred taxes	544,500	505,100

Total assets	$7,358,300	$6,827,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,400	$139,200
Accrued expenses, current portion	398,200	491,000
Bank line of credit	40,000	-
Customer advances	356,000	-
Contingent consideration, current portion	215,000	175,700
Notes payable, current portion	6,900	6,700
Total current liabilities	1,410,500	812,600

Accrued expenses, less current portion	60,000	60,000
Notes payable, less current portion	600	5,800
Contingent consideration payable, less current portion	385,000	121,300

Total liabilities	1,856,100	999,700
Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued 1,513,914 shares outstanding at March 31, 2018 and June 30, 2017	75,700	75,700
Additional paid-in capital	2,542,500	2,515,900
Accumulated other comprehensive loss	(4,400)	(3,500)
Retained earnings	2,940,800	3,292,300
	5,554,600	5,880,400
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	5,502,200	5,828,000

Total liabilities and shareholders’ equity	$7,358,300	$6,827,700

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended March 31,	For the Three Month Period Ended March 31,	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2018	2017	2018	2017

Revenues	$2,099,300	$1,910,900	$5,272,600	$6,153,800

Cost of revenues	1,331,500	1,054,800	3,287,300	3,833,200

Gross profit	767,800	856,100	1,985,300	2,320,600

Operating expenses:
General and administrative	470,200	435,100	1,306,600	1,256,700
Selling	263,800	223,900	679,500	664,800
Research and development	117,700	114,100	379,700	334,500

Total operating expenses	851,700	773,100	2,365,800	2,256,000

Income (loss) from operations	(83,900)	83,000	(380,500)	64,600

Other income (expense):
Interest income	-	1,100	5,600	10,100
Other income, net	500	-	1,900	5,700
Interest expense	(500)	(1,200)	(1,100)	(2,200)

Total other income (expense), net	-	(100)	6,400	13,600

Income (loss) before income tax expense (benefit)	(83,900)	82,900	(374,100)	78,200

Income tax expense (benefit):
Current	9,700	38,900	17,800	23,400
Deferred	(55,900)	(21,600)	(40,400)	(7,400)

Total income tax expense (benefit)	(46,200)	17,300	(22,600)	16,000

Net income (loss)	$(37,700)	$65,600	$(351,500)	$62,200

Basic earnings (loss) per common share	$(.03)	$.04	$(.24)	$.04

Diluted earnings (loss) per common share	$(.03)	$.04	$(.24)	$.04

Cash dividends declared per common share	$-	$.03	$-	$.03

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Month Period Ended March 31,	For the Three Month Period Ended March 31	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2018	2017	2018	2017

Net income (loss)	$(37,700)	$65,600	$(351,500)	$62,200

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period net of tax	(5,100)	1,300	(900)	(5,600)

Comprehensive income (loss)	$(42,800)	$66,900	$(352,400)	$56,600

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$(351,500)	$62,200
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment	-	(3,200)
Depreciation and amortization	230,100	276,500
Deferred income tax expense	(39,400)	(7,400)
Income tax benefit of stock options exercised	8,000	-
Stock-based compensation	18,600	1,300
Change in fair value of contingent consideration	445,700	-
Changes in operating assets and liabilities:
Trade accounts receivable	(227,700)	149,600
Inventories	(740,400)	206,200
Prepaid expenses and other current assets	(12,000)	(25,900)
Accounts payable	255,200	700
Long term accounts receivable	-	(245,400)
Customer advances	356,000	107,900
Accrued expenses	(92,800)	(317,700)

Total adjustments	201,300	142,600

Net cash provided by (used in) operating activities	(150,200)	204,800

Investing activities:
Redemption of investment securities, available-for-sale	-	11,100
Purchase of investment securities, available -for -sale	(14,500)	(18,700)
Capital expenditures	(70,500)	(18,200)
Purchase of intangible assets	(3,600)	(12,800)

Net cash used in investing activities	(88,600)	(38,600)

Financing activities:
Line of credit proceeds	40,000	250,000
Line of credit repayments	-	(250,000)
Payments for contingent consideration	(142,700)	(166,100)
Cash dividend declared and paid	-	(44,500)
Proceeds from exercise of stock options	-	15,500
Principal payments on notes payable	(5,000)	(4,800)

Net cash used in financing activities	(107,700)	(199,900)

Net decrease in cash and cash equivalents	(346,500)	(33,700)

Cash and cash equivalents, beginning of year	1,025,100	1,245,000

Cash and cash equivalents, end of period	$678,600	$1,211,300

Cash paid during the period for:
Income taxes	$16,000	$213,500
Interest	1,100	2,200

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2017. The results for the three months and nine months ended March 31, 2018, are not necessarily an indication of the results for the full fiscal year ending June 30, 2018.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09.The Company is currently evaluating the effect of the standard.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The adoption of this ASU had no impact on the Company's Condensed Consolidated Statements of Cash Flows.

Adopted Accounting Pronoucements

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes" (“ASU 2015-17") which was effective for fiscal years beginning December 15, 2016 (fiscal 2018 for the Company). ASU 2015-17 required that deferred tax assets and liabilities be net and classified as noncurrent on the balance sheet rather than presenting deferred taxes into current and noncurrent amounts. The Company adopted ASU 2015-07 effective for the first fiscal quarter of the year ending June 30, 2018. The Company applied the new guidance on a retrospective basis, resulting in a reclassification of current deferred tax assets totaling $129,000 against long term deferred tax assets in the Company's Condensed Consolidated Balance Sheet as of June 30, 2017. The adoption of this ASU had no impact on the Company’s Condensed Consolidated Statement of Operations.

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

The 2017 Tax Act includes significant changes to the U.S. income tax system. The 2017 Tax Act contains numerous provisions impacting the Company, the most significant of which reduces the Federal corporate statutory rate from 35% to 21%. The Company is a fiscal-year end taxpayer and is required to use a blended statutory federal tax rate, inclusive of the Federal rate change enacted on December 22, 2017 to compute its effective rate for the three and six months ended December 31, 2017. The various provisions under the 2017 Tax Act most relevant to the Company have been considered in the preparation of the financial statements as of March 31, 2018. However, the Company had not completed its accounting for the tax effects of the enactment of 2017 Tax act. The Company’s provision for income taxes for the three and nine months ended March 31, 2018 is based on reasonable estimates of the effects of its implementation and existing deferred tax balances. The Company estimates it will record a one-time non-cash charge of approximately $30,000 for the fiscal year ended June 30, 2018 due to an estimated reduction in deferred tax assets as a result of the reduction in the Federal tax rate. We expect to complete our accounting during the one year measurement period from the enactment date.

Reclassification

Accounts receivable of $245,400 was reclassified from current to long-term assets on the balance sheet as of June 30, 2017 to conform to the current period's presentation.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2018:

Revenues	$1,550,700	$110,700	$437,900	$-	$2,099,300

Foreign Sales	620,200	105,400	-	-	725,600

Income (Loss) From Operations	78,200	(74,400)	(87,700)	-	(83,900)

Assets	3,930,600	1,680,800	893,300	853,600	7,358,300

Long-Lived Asset Expenditures	4,500	-	-	-	4,500

Depreciation and Amortization	67,400	(800)	9,400	-	76,000

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2017:

Revenues	$1,410,800	$359,800	$140,300	$-	$1,910,900

Foreign Sales	611,400	37,100	-	-	648,500

Income (Loss) From Operations	88,900	(82,400)	76,500	-	83,000

Assets	4,170,900	1,822,200	485,700	719,200	7,198,000

Long-Lived Asset Expenditures	4,600	-	7,000	-	11,600

Depreciation and Amortization	73,500	1,600	12,000	-	87,100

Approximately 53% and 54% of net benchtop laboratory equipment sales (39% and 40% of total revenues) for the three month periods ended March 31, 2018 and 2017, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 21% of total benchtop laboratory equipment sales (16% of total revenues) were derived from the Torbal Scales Division for both the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, respectively, two customers accounted in the aggregate for approximately 17% and 15% of net sales of the Benchtop Laboratory Equipment Operations (13% and 11% of the Company’s total revenues).

Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to two and two different customers during the three months ended March 31, 2018 and 2017, accounted for approximately 89% and 76% of the Catalyst Research Instrument Operations’ revenues and 5% and 14% of the Company’s total revenues, respectively.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2018:

Revenues	$4,436,300	$293,000	$543,300	$-	$5,272,600

Foreign Sales	1,937,800	114,400	-	-	2,052,200

Income (Loss) From Operations	106,300	(361,900)	(124,900)	-	(380,500)

Assets	3,930,600	1,680,800	893,300	853,600	7,358,300

Long-Lived Asset Expenditures	69,700	1,900	2,500	-	74,100

Depreciation and Amortization	199,300	2,700	28,100	-	230,100

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2017:

Revenues	$4,334,400	$1,629,400	$190,000	$-	$6,153,800

Foreign Sales	1,924,400	52,200	-	-	1,976,600

Income (Loss) From Operations	252,900	(197,400)	9,100	-	64,600

Assets	4,170,900	1,822,200	485,700	719,200	7,198,000

Long-Lived Asset Expenditures	18,200	-	12,800	-	31,000

Depreciation and Amortization	226,900	12,600	37,000	-	276,500

Approximately 51% and 53% of net benchtop laboratory equipment sales (43% and 37% of total revenues) for the nine month periods ended March 31, 2018 and 2017, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 22% and 23% of total benchtop laboratory equipment sales (19% and 16% of total revenues) were derived from the Torbal Scales Division for the nine months ended March 31, 2018 and 2017, respectively. For the nine months ended March 31, 2018 and 2017, respectively, two customers accounted in the aggregate for approximately 16% of net sales of the Benchtop Laboratory Equipment Operations (14% and 11% of the Company’s total revenues).

Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to three and four customers during the nine months ended March 31, 2018 and 2017, accounted for approximately 79% and 92% of the Catalyst Research Instrument Operations’ revenues and 4% and 24% of the Company’s total revenues, respectively.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2018 and June 30, 2017 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 31, 2018	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$678,600	$678,600	$-	$-
Available-for- sale securities	309,100	309,100	-	-

Total	$987,700	$987,700	$-	$-

Liabilities:

Contingent consideration	$600,000	$-	$-	$600,000

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2017	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,025,100	$1,025,100	$-	$-
Available-for-sale securities	295,500	295,500	-	-

Total	$1,320,600	$1,320,600	$-	$-

Liabilities:

Contingent consideration	$297,000	$-	$-	$297,000

The following table sets forth an analysis of changes during the nine months ended March 31, 2018 and 2017 in Level 3 financial liabilities of the Company:

	2018	2017
Beginning balance	$297,000	$346,300
Increase in contingent consideration liability	445,700	-
Payments	(142,700)	(166,100)

Ending balance	$600,000	$180,200

Investments in marketable securities classified as available-for-sale by security type at March 31, 2018 and June 30, 2017 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At March 31, 2018:
Available-for-sale:
Equity securities	$45,700	$63,300	$17,600
Mutual funds	267,800	245,800	(22,000)

	$313,500	$309,100	$(4,400)

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2017:
Available-for-sale:
Equity securities	$37,000	$50,800	$13,800
Mutual funds	262,000	244,700	(17,300)

	$299,000	$295,500	$(3,500)

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

	March 31, 2018	June 30, 2017

Raw materials	$1,525,400	$1,373,800
Work-in-process	831,000	166,500
Finished goods	345,200	420,900

	$2,701,600	$1,961,200

5. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at March 31, 2018 and June 30, 2017, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At March 31, 2018:

Technology, trademarks	5/10 yrs.	$662,800	$595,300	$67,500
Trade names	6 yrs.	140,000	95,300	44,700
Websites	5 yrs.	210,000	171,500	38,500
Customer relationships	9/10 yrs.	357,000	291,400	65,600
Sublicense agreements	10 yrs.	294,000	187,400	106,600
Non-compete agreements	5 yrs.	384,000	334,500	49,500
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	198,000	171,200	26,800

		$2,355,800	$1,956,600	$399,200

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2017:

Technology, trademarks	5/10 yrs.	$662,800	$541,100	$121,700
Trade names	6 yrs.	140,000	77,800	62,200
Websites	5 yrs.	210,000	140,000	70,000
Customer relationships	9/10 yrs.	357,000	281,400	75,600
Sublicense agreements	10 yrs.	294,000	165,400	128,600
Non-compete agreements	5 yrs.	384,000	294,000	90,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	194,500	163,600	30,900

		$2,352,300	$1,773,300	$579,000

Total amortization expense was $61,200 and $69,900 for the three months ended March 31, 2018 and 2017, respectively and $183,400 and $224,000 for the nine months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, estimated future amortization expense related to intangible assets is $60,200 for the remainder of the fiscal year ending June 30, 2018, $185,800 for fiscal 2019, $65,400 for fiscal 2020, $48,000 for fiscal 2021, $27,000 for fiscal 2022, and $12,800 thereafter.

6. Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017	For the Nine Month Period Ended March 31, 2018	For the Nine Month Period Ended March 31, 2017

Net income (loss)	$(37,700)	$65,600	$(351,500)	$62,200

Weighted average common shares outstanding	1,494,112	1,492,334	1,494,112	1,490,189
Effect of dilutive securities	-	38	-	1,309
Weighted average dilutive common shares outstanding	1,494,112	1,492,372	1,494,112	1,491,498

Basic earnings (loss) per common share	$(.03)	$.04	$(.24)	$.04

Diluted earnings (loss) per common share	$(.03)	$.04	$(.24)	$.04

Approximately 82,000 and 33,500 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three and nine month periods ended March 31, 2018 and 2017, respectively, because the effect would be anti-dilutive.

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

Overview. The Company reflected a loss before income tax benefit of $83,900 for the three months ended March 31, 2018 compared to income before tax expense of $82,900 for the three months ended March 31, 2017, primarily due to increase in contingent consideration liability resulting from increased royalty revenues for the Bioprocessing Systems Operations. The Company reflected a loss before income tax benefit of $374,100 for the nine months ended March 31, 2018 compared to income before income tax expense of $78,200 for the nine months ended March 31, 2017 mainly due to the increase in contingent consideration liability for the Bioprocessing Systems Operations and reduced income from the Catalyst Research Instruments Operations resulting from decreased catalyst research instrument sales. The results reflected total non-cash amounts for depreciation, amortization and contingent consideration liability adjustments totaling $521,700 and $675,800 for the three and nine month periods ended March 31, 2018 compared to $87,100 and $276,500 for the corressponding three and nine month periods in 2017.

Results of Operations.

The Three months ended March 31, 2018 Compared with The Three Months Ended March 31, 2017

Net revenues for the three months ended March 31, 2018 increased $188,400 (9.9%) to $2,099,300 from $1,910,900 for the three months ended March 31, 2017, reflecting an increase of $297,600 in royalty revenues earned by the Bioprocessing Systems Operations, $139,900 increase in net sales of benchtop laboratory equipment, partially offset by a $249,100 decrease in catalyst research instruments sales due to decreased orders from Original Equipment Manufacturer ("OEM") customers and lack of large orders. As of March 31, 2018, the order backlog for catalyst research instruments was $1,175,800, all of which is expected to be shipped during fiscal year ending June 30, 2018, compared to $431,200 as of March 31, 2017.

The overall gross profit percentage for the three months ended March 31, 2018 was 36.6% compared to 44.8% for the three months ended March 31, 2017 due to adjustment for increased contingent consideration from increased royalty revenues for the Bioprocessing Systems Operations.

General and administrative expenses increased by $35,100 (8.1%) to $470,200 for the three months ended March 31, 2018 compared to $435,100 for the three months ended March 31, 2017 due to various incremental increases across the three operational segments.

Selling expenses for the three months ended March 31, 2018 increased $39,900 (17.8%) to $263,800 from $223,900 for the three months ended March 31, 2017, due to higher selling and marketing expenses by the Benchtop Laboratory Equipment Operations primarily for new products.

Research and development expenses amounted to $117,700 for the three months ended March 31, 2018 and $114,100 for the three months ended March 31, 2017.

The Company reflected an income tax benefit of $46,200 for the three months ended March 31, 2018 compared to income tax expense of $17,300 for the three months ended March 31, 2017, primarily due to the loss for the period.

As a result of the foregoing, the Company recorded a net loss of $37,700 for the three months ended March 31, 2018 compared to net income of $65,600 for the three months ended March 31, 2017.

The Nine months ended March 31, 2018 Compared with The Nine months ended March 31, 2017

Net revenues for the nine months ended March 31, 2018 decreased $881,200 (14.3%) to $5,272,600 from $6,153,800 for the nine months ended March 31, 2017, reflecting a decrease of $1,336,400 in net sales of catalyst research instruments due to decreased orders from OEM  customers and lack of large orders during the beginning of the year, partially offset by an increase of $101,900 in sales of benchtop laboratory equipment and $353,300 increase in bioprocessing royalties earned.

The overall gross profit percentage for both the nine months ended March 31, 2018 and 2017 was 37.7%.

General and administrative expenses for the nine months ended March 31, 2018 increased $49,900 (4.0%) to $1,306,600 compared to $1,256,700 for the nine months ended March 31, 2017 due to various incremental increases across the three operational segments.

Selling expenses for the nine months ended March 31, 2018 increased $14,700 (2.2%) to $679,500 from $664,800 for the nine months ended March 31, 2017, due to higher selling and marketing expenses by the Benchtop Laboratory Equipment Operations primarily for new products.

Research and development expenses increased by $45,200 (13.5%) to $379,700 for the nine months ended March 31, 2018 compared to $334,500 for the nine months ended March 31, 2017, primarily due to increased new product development costs incurred by the Benchtop Laboratory Equipment Operations related to the Torbal Scales Division.

Total other income decreased by $7,200 (52.9%) to $6,400 for the nine months ended March 31, 2018 from $13,600 for the nine months ended March 31, 2018 due to a gain on a sale of investment securities last year.

The Company reflected an income tax benefit of $22,600 for the nine months ended March 31, 2018 compared to $16,000 tax expense for the nine months ended March 31, 2017, primarily due to the loss for the period.

As a result of the foregoing, the Company recorded a net loss of $351,500 for the nine months ended March 31, 2018 compared to net income of  $62,200 for the nine months ended March 31, 2017.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $346,500 to $678,600 as of March 31, 2018 from $1,025,100 as of June 30, 2017 primarily due to increased inventories partially offset by customer advances.

Net cash used in operating activities was $150,200 for the nine months ended March 31, 2018 compared to $204,800 provided during the nine months ended March 31, 2017. The current period reflected increased inventories due to new products and work in process for catalyst research instruments partially offset by an adjustment to the fair value of contingent consideration liability and customer advances. Net cash used in investing activities was $88,600 for the nine months ended March 31, 2018 compared to $38,600 used during the nine months ended March 31, 2017 principally due to new capital equipment purchased during the current year period by the Benchtop Laboratory Equipment Operations. The Company used $107,700 in financing activities in the nine months ended March 31, 2018 compared to $199,900 in the nine months ended March 31, 2017, principally because the Company paid a dividend last year, and paid more in contingent consideration in last year’s same period.

The Company's working capital amounted to $3,777,800 as of March 31, 2018 and $3,728,500, as of June 30, 2017.

The Company has a Demand Line of Credit through June 2018 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 4.75%. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of March 31, 2018 $40,000 which was borrowed by our subsidiary, Altamira Instruments, was outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending June 30, 2018 from its available financial resources including its line of credit, its cash and investment securities, and operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's management performed an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2018, because of the identification of a material weakness in internal control over financial reporting which related to the accounting for the fair market value of a contingent consideration liability related to its Bioprocessing Systems Operations.  Notwithstanding the material weakness that existed as of March 31, 2018, the Chief Executive and Chief Financial Officer of the Company has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America ("GAAP").

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

Date: May 15, 2018	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer