Form 10-K
period 2018-06-30
SCIENTIFIC INDUSTRIES INC
filed 2018-09-28
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to________

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
Common stock, $.05 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports    ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 3, 2018 is $3,348,600.

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of September 3, 2018 is 1,494,112 shares.

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

PART I

Item 1. Business.

General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (which along with its subsidiaries, the “Company”) is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment (“Benchtop Laboratory Equipment”), customized catalyst research instruments (“Catalyst Research Instruments”), under its wholly-owned subsidiary, Altamira Instruments, Inc. (“Altamira”) and through its wholly-owned subsidiary Scientific Bioprocessing, Inc. (“SBI”), the licensing and development of bioprocessing systems and products (“Bioprocessing Systems”). The Company’s products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, petrochemical companies and other industries performing laboratory-scale research.

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

Products.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold under the “Genie ™” brand, and pharmacy and laboratory balances, force gauges, and moisture analyzers under the “Torbal®” brand. Sales of the Company’s principal product, the Vortex-Genie® 2 Mixer, excluding accessories, represented approximately 37% and 38% of the Company’s total net revenues for each of the fiscal years ended June 30, 2018 (“fiscal 2018”) and June 30, 2017 (“fiscal 2017”), 48% and 53% of the segment’s sales for fiscal 2018 and fiscal 2017, respectively.

The Company’s vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds.

The Company’s additional mixers and shakers include a high speed touch mixer, a mixer with an integral timer, a patented cell disruptor, microplate mixers, two vortex mixers incorporating digital control and display, a large capacity multi-vessel vortex mixer and a line of various orbital shakers.

The Company also offers various benchtop multi-purpose rotators and rockers, designed to rotate and rock a wide variety of containers, and a refrigerated incubator and incubated shakers, which are multi-functional benchtop environmental chambers designed to perform various shaking and stirring functions under controlled environmental conditions.

Its line of magnetic stirrers include a patented high/low programmable magnetic stirrer, a four-place high/low programmable magnetic stirrer, a large volume magnetic stirrer, and a four-place general purpose stirrer.

The Company’s Torbal brand line of products includes pharmacy, laboratory, and industrial digital scales, mechanical balances, moisture analyzers, and force gauges.

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

Altamira’s other Catalyst Research Instrument products include reactor systems, high throughput systems and micro-activity reactors, including the Company’s BenchCAT™ custom reactor systems. They are available with single and multiple reactor paths and with reactor temperatures up to 1200 degrees Celsius. The systems feature multiple gas flows, are available in gas and gas/liquid configurations, and feature one or more stand-alone personal computers with the LabVIEW®-based control software.

Bioprocessing Systems. The Company, through SBI, sublicenses the patents and technology it holds relating to bioprocessing systems exclusively under a license with the University of Maryland, Baltimore County (“UMBC”), for which it receives royalties. The Company is also engaged in the design and development of bioprocessing products, principally coaster systems using disposable sensors for vessels with volumes ranging from 250 milliliters to five liters.

Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its capabilities in areas such as industrial and electronics design.

Major Customers. Sales to three customers, principally of the Vortex-Genie 2 Mixer, represented for fiscal 2018 and fiscal 2017, 15% and 17% of total net revenues, respectively, and 20% and 23% of Benchtop Laboratory Equipment product sales, for fiscal 2018 and fiscal 2017, respectively. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $50,000 to a limited number of customers. In fiscal 2018, sales to four customers accounted for 78% of the segment’s sales (13% of total net revenues) and in fiscal 2017 sales to two customers (one of which was a customer in 2018) accounted for 74% of the segment’s sales (19% of total net revenues).

Marketing.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products sold under the “Genie” brand are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors who sell the Company’s products through printed catalogs, websites and sales force.

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

Bioprocessing Systems. The Company’s Bioprocessing Systems products are currently under development and will be offered both directly and through distribution worldwide to university, industrial, and government laboratories.

Assembly and Production. The Company has an operating facility in Bohemia, New York at which its Benchtop Laboratory Equipment operations are conducted and one in Pittsburgh, Pennsylvania at which its Catalyst Research Instruments operations are conducted. The Company also has a small sales and marketing office in Oradell, New Jersey related to its Torbal division. The Company’s production operations principally involve assembly of components supplied by various domestic and international independent suppliers. The Company has not commenced production of bioprocessing products, but anticipates that its current facilities will be adequate for such purpose, although no assurances can be provided.

Patents, Trademarks, and Licenses.

The Company holds a United States patent which expires in November 2022 on the MagStir Genie®, MultiMagStir Genie®, and Enviro-Genie®, and a patent which expires in January 2029 on a biocompatible bag with integral sensors. The Company has several patent applications pending. The Company does not anticipate any material adverse effect on its operations following the expiration of the patents.

The Company has various proprietary trademarks, including AMI™, BenchCAT™, Biocoaster™, BioGenie®, Cellphase®, Cellstation®, Disruptor Beads™, Disruptor Genie®, Enviro-Genie®, Genie™, Genie Temp-Shaker™, Incubator Genie™, MagStir Genie®, MegaMag Genie®, MicroPlate Genie®, MultiMagStir Genie®, Multi-MicroPlate Genie®, Orbital Genie®, QuadMag Genie®, Rotator Genie®, SBI®, Roto-Shake Genie®, Torbal®, TurboMix™, and Vortex-Genie®, each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

The Company has an exclusive license from UMBC with respect to rights and know-how under a patent held by UMBC related to disposable sensor technology, which the Company further sublicenses on an exclusive basis to a German company, and non-exclusive rights held by the Company as it relates to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters. Total license fees paid or owed by the Company under this license and expired licenses for fiscal 2018 and fiscal 2017 amounted to $517,000 and $242,100, respectively.

Foreign Sales. The Company’s sales to overseas customers, principally in Asia and Europe, accounted for approximately 40% and 32% of the Company’s net revenues for fiscal 2018 and fiscal 2017, respectively. Payments are in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

Seasonality. The Company does not consider its business to be seasonal.

Backlog. Backlog for Benchtop Laboratory Equipment products is not a significant factor because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. There is no backlog for Bioprocessing Systems. The backlog for Catalyst Research Instrument products as of June 30, 2018 was $509,600, all of which is expected to be filled by June 30, 2019, as compared to a backlog of $89,300 as of June 30, 2017, all of which was filled in fiscal 2018.

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

The primary competition for the Company’s Catalyst Research Instrument products is in the form of instruments produced internally by research laboratory staffs of potential customers. Major competitors in the United States include Anton Paar (which is also a customer) and Micromeritics Instrument Corporation, each a privately-held company. The Company sells instruments to Anton Paar (formerly Quantachrome Instruments) under an OEM agreement.

      The potential major competitors for the Company’s Bioprocessing Systems are Applikon Biotechnology, B.V. (Netherlands), PreSens GmbH (Germany), DASGIP Technology GmbH (Germany), and Sartorius AG (Germany).

Research and Development. The Company incurred research and development expenses, the majority of which related to its Benchtop Laboratory Equipment products, of $520,900 during fiscal 2018 compared to $437,500 during fiscal 2017. The Company expects research and development expenditures in the fiscal year ending June 30, 2019 will be at approximately the same level as fiscal 2018.

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

Employees. As of September 3, 2018, the Company employed 34 persons (26 for the Benchtop Laboratory Equipment Operations and 8 for the Catalyst Research Instruments operations) of whom 30 were full-time, including its five executive officers. All activities of the Bioprocessing Systems operations are being performed by employees of the Company’s other operations and consultants. None of the Company's employees are represented by any union.

Available Information. The Company’s Annual Report to Stockholders for fiscal 2018, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company’s proxy material and solicitation as it relates to the Company’s 2018 Annual Meeting of Stockholders. All the Company’s reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”), including amendments to such reports, are available on the SEC’s website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company’s public filings can be accessed through the Company’s website at https://www.scientificindustries.com/sec-filings.

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

Dependence on Major Customers

Although the Company does not depend on any one single major customer, sales to the top three Benchtop Laboratory Equipment Operations customers accounted for a combined aggregate of 20% and 23% of the segment’s total sales for fiscal 2018 and fiscal 2017, respectively (15% and 17% of its total net revenues for fiscal 2018 and fiscal 2017, respectively). During fiscal 2018, orders from four customers for catalyst instruments accounted for 78% of the segment’s sales (13% of total net revenues) and during fiscal 2017 orders from two customers for catalyst instruments accounted for 74% of the segment’s sales (19% of total net revenues).

No representation can be made that the Company will be successful in retaining any of these customers, or not suffer a material reduction in sales either which could have an adverse effect on future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a Substantial Portion of Revenues

The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 48% and 53% of Benchtop Laboratory Equipment sales, for fiscal 2018 and fiscal 2017, (37% and 38% of total net revenues for fiscal 2018 and fiscal 2017, respectively).

The Company is a Small Participant in Each of the Industries in Which It Operates

The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($6,403,400 for fiscal 2018 and $5,784,400 for fiscal 2017) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete with on price. The Torbal line of products is also a small market participant in its industry with significant competition from well known brands.

The production and sale of Catalyst Research Instruments products is highly competitive. Altamira’s competitors include several companies with greater resources and many laboratories which produce their own instruments.

The Company’s Bioprocessing Systems operation is a participant in the laboratory-scale sector of the larger bioprocessing products industry, which is dominated by several large companies with much greater resources than the Company.

The Company’s Ability to Grow and Compete Effectively Depends In Part on Its Ability to Develop and Effectively Market New Products

The Company continuously invests in development and marketing of new Benchtop Laboratory Equipment products with a view to increase revenues and reduce the Company’s dependence on the Vortex-Genie 2 Mixer, including the acquisition of the Torbal line of products in fiscal 2014. However, gross revenues derived from such other Benchtop Laboratory Equipment products including Torbal products only amounted to $3,300,500 (39% of total revenues) for fiscal 2018 and $2,705,800, (33% of total revenues) for fiscal 2017. The segment’s ability to compete will depend upon the Company’s success in continuing to develop and market new laboratory equipment as to which no assurance can be given.

The Company relies heavily on distributors and their catalogs to market the majority of its Benchtop Laboratory Equipment products, as is customary in the industry. Accordingly, sales of new products are heavily dependent on the distributors’ decision to include and retain a new product in their catalogs and on their websites. It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered; furthermore, not all distributors feature the Company’s products in their catalogs.

The Company’s line of Catalyst Research Instruments consists of only a few products. The ability of the Company to compete in this segment and expand the line will depend on its ability to make engineering improvements to existing products and develop and add new products incorporating more current technology. Over the last few years the Company has introduced two new catalyst research products to increase its product offerings and has recently expanded its outside sales force.

The success of the Company’s Bioprocessing Systems operation will be heavily dependent on its ability to successfully develop and produce new products. Such products are of a complex nature in an industry that the Company does not operate in and are taking longer to develop than previously anticipated. In addition, they will be subject to beta testing by end users, which could result in design and/or production changes which could further delay development time. The Company expects the sale and marketing of these new products, at least initially, to be through the Company’s attendance at trade shows, website, online marketing, and a few select distributors.

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

As discussed in Item 1, sales to overseas customers, including in China, account for approximately 40% of the Company’s net revenues. The high dollar against foreign currencies has a negative impact on sales, because the Company’s products, which are paid in dollars, become more expensive to overseas customers.

The current political situation as it pertains to tariffs and a trade war could have a negative effect on the Company’s level of future exports. In addition, any tariffs will have a negative effect on the Company’s gross margins since various components used in the Company’s products are produced overseas, even if purchased from a US supplier, and the Company is unable to pass such cost increases to its customers.

                     The Company’s ability to secure new Catalyst Research Instruments orders can also be affected by changes in domestic and international policies pertaining to energy and the environment, which could affect funding of potential customers.

The Company is Heavily Dependent on Outside Suppliers for the Components of Its Products

The Company purchases all its components from outside suppliers and relies on a few suppliers for some components, mostly due to cost considerations. Most of the Company’s suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country, such as the current and potential future tariffs. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier. The Company is seeking ways to mitigate the effect of the tariffs on its component costs, however, alternate suppliers are not always feasible for various reasons including complexity and cost of toolings.

A shortage of such components could halt production and have a material negative effect on the Company’s operations, and tariffs will have a negative effect on future gross margins, although the Company is unable to determine at this time whether such effect will be material.

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

As part of the asset purchase by SBI during fiscal 2012, the Company acquired the rights to various patents for bioprocessing products which it licenses from UMBC, however such patents expires in calendar 2023.

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

The Company Has Limited Management Resources

                      The loss of the services of any of Ms. Helena Santos, the Company’s Chief Executive and Financial Officer and President, Mr. Robert Nichols, the Company’s Genie Products Division President, Mr. Brookman March, Vice President of Corporate Development and Strategy and Vice President of Sales of Altamira,  Mr. Karl Nowosielski,  Torbal Products Division President, or Mr. Anthony Mitri, President of Altimira or any material expansion of the Company’s operations could place a significant additional strain on the Company’s limited management resources and could be materially adverse to the Company’s operating results and financial condition

The Common Stock of the Company is Thinly Traded and is Subject to Volatility

                        As of September 3, 2018, there were 1,494,112 shares of Common Stock of the Company outstanding, of which 422,571 shares (28%) were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2018 on which no trades of the Company’s Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

Item 2. Properties.

The Company’s executive office and principal manufacturing facility for its Benchtop Laboratory Equipment operations comprises approximately 19,000 square feet, is located in Bohemia, New York and held pursuant to a lease which expires in February 2025. The Company’s Catalyst Research Instruments operations are conducted from an approximately 9,000 square foot facility in Pittsburgh, Pennsylvania under a lease which expires in November 2020. The Bioprocessing Systems Operations subleases a portion of a 700 square foot laboratory facility in Pittsburgh on a month-to-month basis. The Company has a 1,200 square foot facility in Oradell, New Jersey from where it conducts its sales and marketing functions, primarily for the Torbal Products Division of the Benchtop Laboratory Equipment Operations. See Note 10 to the Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company’s operations. In the opinion of management, all properties are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2018.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2017 and fiscal 2018, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended	Low Bid	High Bid
09/30/16	2.98	3.07
12/31/16	2.55	3.05
03/31/17	2.78	3.00
06/30/17	2.85	3.06
09/30/17	2.92	3.50
12/31/17	2.85	3.20
03/31/18	2.85	3.30
06/30/18	3.05	3.30

As of September 3, 2018, there were 279 record holders of the Company's Common Stock.

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

Overview. The Company reflected income before income tax expense of $1,400 for fiscal 2018 compared to a loss before income tax benefit of $146,800 for fiscal 2017, primarily due to the decreased losses generated by the Catalyst Research Instruments Operations and the Scientific Bioprocessing Operations. Although the Catalyst Research Instruments reflected lower sales, the current year’s sales mix was more profitable due to fewer orders of low margin private label products. The Scientific Bioprocessing Operations benefitted from a decreased loss due to significantly higher royalties, partially offset by significant non-cash adjustments in future contingent consideration payments due to expectation of increased future royalties. The Benchtop Laboratory Equipment Operations reflected increased sales and gross margins, partially offset by increased operating expenses as discussed below. The results reflected total non-cash amounts for depreciation, amortization, and adjustments to contingent consideration liabilities of $714,000 for fiscal 2018 and $543,900 for fiscal 2017.

Results of Operations. Net revenues for fiscal 2018 increased $332,100 (4.1%) to $8,481,400 from $8,149,300 for fiscal 2017, reflecting an increase of $619,000 (10.7%) in sales of benchtop laboratory equipment derived from increased sales of new Torbal brand products and increased sales for Genie brand sales both domestic and international, $374,400 (127.0%) increase in net revenues from the Bioprocessing Systems Operations derived from significant increases in royalties from its sublicense, partially offset by a decrease of $661,300 (31.9%) in net sales of catalyst research instruments, which was due to lower private label product sales, although the sales mix was more profitable.

       Sales of catalyst research instruments are comprised of a small number of large orders, while the sales of benchtop laboratory equipment comprise of a large number of small orders. As of June 30, 2018, the order backlog for catalyst research instruments was $509,600, all of which is expected to be shipped during fiscal year ending June 30, 2018, compared to $89,300 as of June 30, 2017.

      The gross profit percentage for fiscal 2018 was 38.0% compared to 35.3% for fiscal 2017. The current year reflected higher gross profit margins on sales of catalyst research instruments resulting from decreased sales of private label products which have significantly lower margins. The gross profit percentage for the Benchtop Laboratory Equipment Operations was lower due to higher material costs and sales mix. The Company expects that the tariffs being imposed by the United States Government on imports will have a negative effect on future gross margins since some of the components used in the production of its products are imported from China either directly or indirectly which cannot be readily sourced elsewhere at a lower cost, and cannot fully be passed on to customers due to competitive pressures. The Company also exports benchtop laboratory equipment and catalyst research instruments to China and the effect of current and potential tariffs on future exports, if any, is unknown.

General and administrative expenses for fiscal 2018 increased by $83,400 (5.0%) to $1,748,800 compared to $1,665,400 for fiscal 2017 due primarily to an increase in administrative labor costs.

Selling expenses for fiscal 2018 increased $68,700 (7.7%) to $957,500 from $888,800 for fiscal 2017, primarily due to increased selling and marketing activities related to the Benchtop Laboratory Equipment Operations, including online advertising for new Torbal brand products.

Research and development expenses increased by $83,400 (19.1%) to $520,900 for fiscal 2018 compared to $437,500 for fiscal 2017, primarily due to increased new product development costs incurred by the Benchtop Laboratory Equipment Operations for a new Torbal brand pill counter, and the Bioprocessing Systems Operations.

Total other income was $6,900 for fiscal 2018 compared to $13,600 income in fiscal 2017, due primarily to lower interest income during fiscal 2018.

The Company reflected an income tax expense of $161,900 compared to a tax benefit of $74,200 for fiscal 2017, primarily due to the adjustment to deferred tax assets as a result of the lower effective tax rate.

As a result of the foregoing, the Company recorded a net loss of $160,500 for fiscal 2018 compared to a net loss of $72,600 for fiscal 2017.

Liquidity and Capital Resources. Cash and cash equivalents increased by $28,000 to $1,053,100 as of June 30, 2018 from $1,025,100 as of June 30, 2017.

Net cash provided by operating activities was $256,900 for fiscal 2018 compared to $46,100 for fiscal 2017, due primarily to increases in accrued expenses related to royalties and accounts payable balances related to inventory purchases. Net cash used in investing activities was $79,500 for fiscal 2018 compared to net cash used in investing activities during fiscal 2017 of $41,100 due to increased capital expenditures by the Benchtop Laboratory Equipment Operations. The Company used $149,400 in financing activities in fiscal 2018  compared to $224,900 in fiscal 2017, because there was no cash dividend paid and less contingent consideration paid during fiscal 2018.

The Company's working capital increased by $389,700 to $4,118,200 as of June 30, 2018 compared to $3,728,500, as of June 30, 2017. For fiscal 2017, the Company reclassified $245,400 of trade accounts receivable and $129,000 of deferred taxes to long term assets.

The Company has a Demand Line of Credit through December 2018 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 5.0%. Advances on the line are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of June 30, 2018 no borrowings were outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources including the lines of credit, its cash and investment securities, and operations.

Capital Expenditures. During fiscal 2018, the Company incurred $61,400 in capital expenditures. The Company expects that based on its current operations, its capital expenditures will be approximately the same for the fiscal year ending June 30, 2019.

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

The Chief Executive and Financial Officer of the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on the assessment of the Company’s Chief Executive and Financial Officer of the Company, it was concluded that as of June 30, 2018, the Company’s internal controls over financial reporting were effective based on these criteria.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors
The Company has the following five Directors:

Joseph G. Cremonese (age 82), a Director since November 2002 and Chairman of the Board since February 2006, has been, through his affiliate, a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of his affiliate, Laboratory Innovation Company, Ltd, which is a vehicle for the consulting services for the Company.

Grace S. Morin (age 70), a Director since December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition in November 2006 by the Company. Ms. Morin had been employed by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility as a full-time employee through March 31, 2009 and since that date as a part-time consultant.

Helena R. Santos (age 54), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001.

James S. Segasture (age 82), a Director since 1991, has been retired for the last five years.

John F.F. Watkins (age 51) is a corporate and securities attorney and has been a member of Reitler Kailas & Rosenblatt LLC since 2002.  Mr. Watkins was first elected to the Board of Directors of the Company in January 2017.

The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company following: the fiscal year ended June 30, 2018 – two directors (Ms. Santos and Mr. Segasture, Class A), the fiscal year ending June 30, 2019 - one director (Ms. Morin, Class B), and the fiscal year ending June 30, 2020 – two directors (Mr. Cremonese and Mr. Watkins, Class C).

Board Committees

The Company’s Stock Option Committee administers the Company’s 2012 Stock Option Plan. The members of the committee are non-management Directors of the Company – James S. Segasture and Joseph G. Cremonese. The members of the Committee serve at the discretion of the Board. During fiscal 2018 the Stock Option Committee held one meeting.

Grace S. Morin and James S. Segasture are the current members of the Company’s Compensation Committee serving at the discretion of the Board. The Committee administers the Company’s compensation policies. During fiscal 2018, the Compensation Committee held one meeting.

The Board of Directors acts as the Company’s Audit Committee, which in its function as the Committee, held three meetings during fiscal 2018. Ms. Santos, who is not “independent” and Ms. Morin are “financial experts” as defined by the Securities and Exchange Commission.

Executive Officers

See above for the employment history of Ms. Santos.

Robert P. Nichols (age 57) is the President of the Genie Products Division of the Benchtop Laboratory Equipment Operations and Corporate Secretary and has been employed by the Company since February 1998. Previously, he had been since May 2001, the Company’s Vice President of Engineering.

Brookman P. March (age 73) has been since July 1, 2017 Vice President of Corporate Development and Strategy and Vice President of Sales of Altamira. Previously he had been President and Director of Sales and Marketing of Altamira. He had been Vice President and a Director of Altamira from December 2003 until it was acquired by the Company in 2006. Mr. March is the husband of Ms. Morin, a Director of the Company.

Karl D. Nowosielski (age 38), is the President of the Torbal Products Division of the Benchtop Laboratory Equipment Operations and Director of Marketing for the Company. He had been until February 2014 Vice President of Fulcrum, Inc. (the seller of the Torbal Products Division assets) since 2004.

Anthony J. Mitri (age 36), has been the President of Altamira since May 2017.  Prior to that he had been Director of Operations and Engineer since he began his employment with the Company in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that, for fiscal 2018, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a code of ethics that applies to the Executive Officers and Directors. A copy of the code of ethics can be found on the Company’s website.

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

The following table summarizes all compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Comp- ensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	Changes in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Comp- ensation ($) (i)	Total ($) (j)
Helena R. Santos, CEO, President, CFO	2018	175,000	25,000	0	13,100(1)	0	0	0	6,700(4)	219,800
	2017	162,000	20,000	0	0	0	0	0	6,500(4)	188,500

Brookman P. March, Vice President Corporate Strategy, VP, Sales of Altamira	2018	155,000	10,000	0	3,900(5)	0	0	0	6,200(4)	175,100
	2017	147,000	10,000	0	500(2)	0	0	0	5,900(4)	163,400

Anthony Mitri, President of Altamira	2018	110,000	0	0	1,600(6)	0	0	0	4,400(4)	116,000
	2017	100,000	0	0	0	0	0	0	4,000(4)	104,000

Robert P. Nichols, President of Genie Division	2018	153,000	10,000	0	3,900(5)	0	0	0	6,300(4)	173,200
	2017	146,000	10,000	0	500(2)	0	0	0	5,800(4)	162,300

Karl D. Nowosielski President of Torbal Division and Director of Marketing	2018	161,700	10,000	0	7,400(3)	0	0	0	6,400(4)	185,500
	2017	143,000	10,000	0	1,200(3)	0	0	0	5,700(4)	159,900

(1) The amounts represent compensation expense for the stock options granted on July 1, 2017 valued utilizing the Black-Scholes-Merton options pricing model. The option was valued at a total of $39,200 of which $13,100 was expensed in fiscal 2018.

(2) The amounts represent compensation expense for the 2014 stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The 2014 option was valued at a total of $3,500 of which $500 was expensed in fiscal 2017.

(3) The amounts represent compensation expense for various options granted which included, the July 1, 2017, and the February 26, 2017,  stock options granted as part of his employment agreement, valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The options were valued at a total of $11,800, and $10,500,  respectively, of which $7,400 and $1,200 were expensed in fiscal 2018 and 2017, respectively.

(4) The amounts represent the Company’s matching contribution under the Company’s 401(k) Plans.

(5) The amounts represent compensation expense for the stock options granted on July 1, 2017 valued utilizing the Black-Scholes-Merton options pricing model. The option was valued at a total of $11,800 of which $3,900 was expensed in fiscal 2018.

(6) The amounts represent compensation expense for the stock options granted on December 31, 2017 valued utilizing the Black-Scholes-Merton options pricing model. The option was valued at a total of $9,500 based off the black scholes calculation of which $1,600 was expensed in fiscal 2018.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2018

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan $ (c)	Estimated Future Payouts Under Equity Incentive Plan $ (d)	All Other Stock Awards: Number Of Shares Of Stock Or Units (#) (e)	All Other Option Awards: Number Of Securities Underlying Options (#) (f)	Exercise Or Base Price Of Option Awards ($/Sh) (g)	Grant Date Fair Value of Stock And Option Awards ($) (h)
Helena Santos	07/01/17	0	0	0	25,000	3.08	39,200
Anthony Mitri	06/30/18	0	0	0	5,000	3.15	10,000
Anthony Mitri	12/31/17	0	0	0	5,000	3.05	9,500
Brookman March	07/01/17	0	0	0	7,500	3.08	11,800
Robert Nichols	07/01/17	0	0	0	7,500	3.08	11,800
Karl Nowosielski	07/01/17	0	0	0	7,500	3.08	11,800

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name (a)	Number of Securities Under- lying Unexercised Options (#) Exercisable (b)	Number of Securities Under- lying Unexercised Options (#) Unexerci- sable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Helena Santos	0	25,000	0	3.08	07/2027
Anthony Mitri	1,500	10,000	0	3.05-3.27	09/2018-06/2028
Brookman March	7,000	7,500	0	3.71-3.96	05/2022-07/2027
Robert Nichols	2,000	7,500	0	3.50	12/2023-07/2027
Karl Nowosielski	11,333	13,167	0	3.05-4.05	02/2024-07/2027

Employment Agreements

On July 1, 2017, the Company entered into a new employment agreement with Ms. Helena R. Santos through June 30, 2020 with the option to extend for two additional one-year periods. The agreement provides for an annual base salary for the fiscal year ended June 30, 2018 of $175,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provides for a bonus of $25,000 for the fiscal year ended June 30, 2018 and on a discretionary basis thereafter. A bonus of $20,000 was awarded during fiscal 2017. The agreement also provides for the grant of stock options to purchase 25,000 shares during fiscal year ending June 30, 2018, subject to continued employment.

On July 1, 2017, the Company entered into a new employment agreement with Mr. Robert P. Nichols through June 30, 2020 with the option to extend for two additional one-year periods. The agreement provides for an annual base salary for the fiscal year ended June 30, 2018 of $153,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provides for a bonus of $10,000 for the fiscal year ended June 30, 2018 and on a discretionary basis thereafter. A bonus of $10,000 was awarded during fiscal 2017. The agreement also provides for the grant of stock options to purchase 7,500 shares during fiscal year ending June 30, 2018, subject to continued employment.

On July 1, 2017, the Company entered into a new employment agreement with Mr. Brookman P. March through June 30, 2020 with the option to extend for two additional one-year periods. The agreement provides for an annual base salary for the fiscal year ended June 30, 2018 of $155,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provides for a bonus of $10,000 for the fiscal year ended June 30, 2018 and on a discretionary basis thereafter. A bonus of $10,000 was awarded during fiscal 2017. The agreement also provides for the grant of stock options to purchase 7,500 shares during fiscal year ending June 30, 2018, subject to continued employment. Mr. March is the husband of Grace S. Morin, a Director of the Company and of Altamira and a former principal stockholder of Altamira.

On July 1, 2017, the Company entered into a new employment agreement with Mr. Karl Nowosielski through June 30, 2020 with the option to extend for two additional one-year periods. The agreement provides for an annual base salary for the fiscal year ended June 30, 2018 of $157,000 with annual increases thereafter of 4% per annum. The agreement also provides for a bonus of $10,000 for the fiscal year ending June 30, 2018 and $10,000 for each subsequent year, provided a minimum 5% increase in the EBITDA of the Torbal Products Division is achieved. A bonus of $10,000 was awarded during fiscal 2017. The agreement also provides for the grant of stock options to purchase 7,500 shares during fiscal year ending June 30, 2018, subject to continued employment.

On May 16, 2017, the Company entered into a new employment agreement with Mr. Anthony Mitri through June 30, 2019 with the option to extend for one additional year period. The agreement provides for an annual base salary for the fiscal year ended June 30, 2018 of $110,000 and $120,000 for the fiscal year ending June 30, 2019 plus incentive pay based on achievement of certain sales and income levels of Altamira Instruments, Inc.  No incentive pay was earned for the fiscal year ended June 30, 2018 or 2017. The agreement also provides for the grant of stock options to purchase up to an aggregate of 10,000 shares, 5,000 shares which were granted on December 31, 2017, and 5,000 shares on June 30, 2018.

The employment agreements for Ms. Santos, Mr. Nichols, Mr. March, Mr. Nowosielski, and Mr. Mitri contain confidentiality and non-competition covenants. The employment agreements for all the named executives above, except Mr. Mitri, contain termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination. Ms. Santos’ employment agreement also contains a provision that within one year of a change of control, if either the Company terminates her employment for any reason other than for “cause” or she terminates her employment for “good reason”, she will have the right to receive a lump sum payment equal to three times the average of her total annual compensation paid for the last five years immediately preceding such termination, minus $1.00.

Directors’ Compensation and Options

DIRECTORS’ COMPENSATION
For the Year Ended June 30, 2018

Name(a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards($) (d)	Non-Equity Incentive Plan Comp-ensation ($) (e)	Changes in Pension Value and Non-qualified Deferred Compens-ation Earnings($) (f)	Non-qualified Deferred Comp-ensation Earnings ($) (g)	All Other Comp- ensation ($) (h)	Total ($) (i)
Joseph G.Cremonese	34,300	0	0	0	0	0	43,200 (1)	77,500
Grace S.Morin	14,600	0	0	0	0	0	7,000 (2)	21,600
James S.Segasture	14,600	0	0	0	0	0	0	14,600
John F.F. Watkins	14,600	0	0	0	0	0	0	14,600

(1) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Items 12 and 13).

(2) Represents compensation received for her administrative services as a consultant for Altamira (see Items 12 and 13).

The Company paid each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $2,200 and $2,000 (up for 1,800 as of January 2018) for each meeting attended for fiscal 2018 and fiscal 2017, respectively.  In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings. Mr. Cremonese, as Chairman of the Board receives an additional fee of $1,700 per month. During fiscal 2018, total director compensation to non-employee Directors aggregated $128,300, including the consulting fees paid to Mr. Cremonese’s affiliate, and to Ms. Morin.

              Since December 1, 2003, Mr. Joseph G. Cremonese, has been awarded a total of 45,000 stock options under the Company's 2002 and 2012 Stock Option Plans of which 5,000 remain unexercised.  None of the other directors have options outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2018, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.

Name	Amount and Nature of Beneficial Ownership	% of Class
Fulcrum, Inc. 100 Delawanna Avenue Clifton, NJ 07014	117,370(1)	7.9%
Joseph G. Cremonese	138,262(2)	9.2%
Brookman P. March	97,450(3)	6.5%
Grace S. Morin	97,450(4)	6.5%
Robert P. Nichols	27,897(5)	1.9%
Karl D. Nowosielski	34,183(6)	2.2%
Helena R. Santos	40,779(7)	2.7%
James S. Segasture	162,500(8)	10.9%
John F. F. Watkins	0	0.0%
All directors and executive officers as a group (7 persons)	501,071(9)	31.9%

(1)  Stock ownership in conjunction with acquisition of the Torbal division assets from Fulcrum, Inc. on February 26, 2014.
(2)
126,262 shares are owned jointly with his wife, 7,000 shares are owned by his wife, and 5,000 shares are issuable upon exercise of options.
(3)
Represents 82,950 shares owned by Ms. Morin, his wife and 14,500 shares issuable upon exercise of options.
(4)
Includes 14,500 shares issuable upon exercise of options held by her husband, Mr. March.
(5)
Includes 9,500 shares issuable upon exercise of options.
(6)
Includes 9,683 stock issued in connection with the acquisition of the Torbal Division in February 2014. Includes 24,500 shares issuable upon exercise of options.
(7)
Includes 25,000 shares issuable upon exercise of options.
(8)
Shares owned jointly with his wife.
(9)
Includes 78,500 shares issuable upon exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders	92,000	3.15	26,000
Equity Compensation plans not approved by security holders	N/A	N/A	N/A
Total	92,000	3.15	26,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd., has been providing independent marketing consulting services to the Company since January 1, 2003 pursuant to a consulting agreement expiring December 31, 2018. The agreement currently provides that Mr. Cremonese and his affiliate shall render, at the request of the Company, marketing consulting services for a monthly payment of $3,600. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $43,200 pursuant to the agreement for each of fiscal 2018 and 2017.

Ms. Grace S. Morin, was elected a Director in December 2007 following the sale of her 90.36% ownership interest in Altamira to the Company in November 2006. Up until March 31, 2009, Ms. Morin had been employed by Altamira as an administrative employee. Since April 1, 2009, she has provided consulting services on a part-time basis pursuant to an agreement expiring December 31, 2018 at the rate of $85 per hour, resulting in payments of $7,000 and $5,200 for fiscal 2018 and fiscal 2017, respectively. The agreement contains confidentiality and non-competition covenants.

Item 14. Principal Accountant Fees and Services.

The following is a description of the fees incurred by the Company for services by the firm of Nussbaum Yates Berg Klein & Wolpow, LLP (the “Firm”) during fiscal 2018 and fiscal 2017.

The Company incurred for the services of the Firm fees of approximately $70,000 and $69,000 for fiscal 2018 and fiscal 2017, respectively, in connection with the audit of the Company’s annual financial statements and quarterly reviews; and $6,000 for each fiscal year for the preparation of the Company’s corporate tax returns.

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

10(b)-9
Employment agreement dated July 1, 2017 by and between the Company and Ms. Santos (filed as an exhibit to the Comany's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and incorporated by reference thereto).

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

10(c)-9
Employment agreement dated July 1, 2017 by and between the Company and Mr. Nichols (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and incorporated by reference thereto).

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

10(d)-10
Agreement extension dated February 16, 2018 to Amended and Restated Consulting Agreement by and between the Company and Mr. Cremonese and affiliates (filed as Exhibit 10-A1 to the Company’s Current Report on Form 8-K filed on March 9, 2018, and incorporated with reference thereto).

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

10(i)-7
Employment agreement dated July 1, 2017 by and between the Company and Mr. March (filed as an exhibit to the Company's Annual Report on Form 10-K filed on June 30, 2017, and incorporated by reference thereto).

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

10(m)-1	Agreement dated January 12, 2015 to extend Consulting Agreement (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on January 15, 2015, and incorporated by reference thereto).

10(m)-2	Agreement dated January 7, 2016 to extend Consulting Agreement (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on January 26, 2016, and incorporated by reference thereto).

10(m)-3	Agreement dated February 16, 2018 to extend Consulting Agreement (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on March 9, 2018, and incorporated by reference thereto).

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

10(w)-1	Commercial Security Agreement dated July 5, 2016 by and among the Company, and First National Bank of Pennsylvania.

10(y)	Note Purchase Agreements with James Maloy dated May 7, 2015 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2015, and incorporated by reference thereto).

10(z)	Note Purchase Agreements with Grace March dated May 19, 2015 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2015, and incorporated by reference thereto).

14	Code of Ethics (filed as Exhibit 14 to the Company’s Annual 10KSB filed on September 28, 2007 and incorporated by reference thereto).

21	Subsidiaries of the Registrant

Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company.

Scientific Bioprocessing, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November 2011.

Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned inactive subsidiary of the Company.

31.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2018	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	President and Treasurer (Chief Executive Officer and Financial Officer) and Director	September 28, 2018
Helena R. Santos
	Chairman of the Board	September 28, 2018
Joseph G. Cremonese
	Director	September 28, 2018
Grace S. Morin
	Director	September 28, 2018
James S. Segasture
	Director	September 28, 2018
John F.F. Watkins

SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE YEARS ENDED
JUNE 30, 2018 AND 2017

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

CONTENTS

Pa

Report of independent registered public accounting firm	F-1

Consolidated financial statements:

Balance sheets	F-2

Statements of operations	F-3

Statements of comprehensive loss	F-4

Statements of changes in shareholders’ equity	F-5

Statements of cash flows	F-6 – F-7

Notes to financial statements	F-8 – F-25

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Scientific Industries, Inc.
Bohemia, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and its subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 1991.

/s/ Nussbaum Yates Berg Klein & Wolpow, LLP

Nussbaum Yates Berg Klein & Wolpow, LLP

Melville, New York
September 28, 2018

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND 2017

ASSETS

	2018	2017
Current assets:
Cash and cash equivalents	$1,053,100	$1,025,100
Investment securities	314,700	295,500
Trade accounts receivable, less allowance fordoubtful accounts of $11,600 in 2018 and 2017	1,722,300	1,179,000
Inventories	2,267,900	1,961,200
Prepaid expenses and other current assets	33,500	80,300
Total current assets	5,391,500	4,541,100

Property and equipment, net	199,500	199,300

Intangible assets, net	338,700	579,000

Goodwill	705,300	705,300

Trade accounts receivable, less current portion	245,400	245,400

Other assets	52,500	52,500

Deferred taxes	392,600	505,100

Total assets	$7,325,500	$6,827,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$428,000	$139,200
Accrued expenses and taxes, current portion	657,700	491,000
Customer advances	63,800	-
Contingent consideration, current portion	118,000	175,700
Notes payable, current portion	5,800	6,700

Total current liabilities	1,273,300	812,600

Accrued expenses, less current portion	60,000	60,000
Notes payable, less current portion	-	5,800
Contingent consideration payable, less current portion	290,000	121,300

Total liabilities	1,623,300	999,700

Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued and outstanding 1,513,914 shares in 2018 and 2017	75,700	75,700
Additional paid-in capital	2,545,900	2,515,900
Accumulated other comprehensive income (loss)	1,200	(3,500)
Retained earnings	3,131,800	3,292,300
	5,754,600	5,880,400
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	5,702,200	5,828,000

Total liabilities and shareholders’ equity	$7,325,500	$6,827,700

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	2018	2017

Revenues	$8,481,400	$8,149,300

Cost of revenues	5,259,700	5,270,000

Gross profit	3,221,700	2,879,300

Operating expenses:
General and administrative	1,748,800	1,665,400
Selling	957,500	888,800
Research and development	520,900	437,500
Impairment of intangible assets	-	48,000

Total operating expenses	3,227,200	3,039,700

Loss from operations	(5,500)	(160,400)

Other income (expense):
Interest income	6,100	10,600
Other income, net	2,500	5,900
Interest expense	(1,700)	(2,900)

Total other income, net	6,900	13,600

Income (loss) before income tax expense (benefit)	1,400	(146,800)

Income tax expense (benefit):
Current	50,400	13,400
Deferred	111,500	(87,600)

Total income tax expense (benefit)	161,900	(74,200)

Net loss	$(160,500)	$(72,600)

Basic and diluted loss per common share	$(.11)	$(.05)

Weighted average common shares outstanding	1,494,112	1,491,167

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	2018	2017

Net loss	$(160,500)	$(72,600)

Other comprehensive income (loss):
Unrealized holding gain (loss)
arising during period,
net of tax	4,700	(4,400)

Comprehensive loss	$(155,800)	$(77,000)

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Gain (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2016	1,508,914	$75,400	$2,498,500	$900	$3,409,600	19,802	$52,400	$5,932,000

Net loss	-	-	-	-	(72,600)	-	-	(72,600)

Cash dividend declared and paid $.03	-	-	-	-	(44,700)	-	-	(44,700)

Unrealized holding loss on investment securities, net of tax	-	-	-	(4,400)	-	-	-	(4,400)

Exercise of stock options	5,000	300	15,200	-	-	-	-	15,500

Stock-based compensation	-	-	2,200	-	-	-	-	2,200

Balance, June 30, 2017	1,513,914	75,700	2,515,900	(3,500)	3,292,300	19,802	52,400	5,828,000

Net loss	-	-	-	-	(160,500)	-	-	(160,500)

Unrealized holding gain on investment securities, net of tax	-	-	-	4,700	-	-	-	4,700

Stock-based compensation	-	-	30,000	-	-	-	-	30,000

Balance, June 30, 2018	1,513,914	$75,700	$2,545,900	$1,200	$3,131,800	19,802	$52,400	$5,702,200

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	2018	2017

Operating activities:
Net loss	$(160,500)	$(72,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	305,100	355,900
Impairment of intangible assets	-	48,000
Deferred income tax (benefit) expense	112,500	(87,600)
Gain on sale of investment securities	-	(3,200)
Stock-based compensation	30,000	2,200
Change in fair value of contingent consideration	253,700	140,000
Changes in operating assets and liabilities:
Trade accounts receivable	(543,300)	(192,500)
Inventories	(306,700)	450,900
Prepaid and other current assets	46,800	(33,100)
Accounts payable	288,800	(203,200)
Customer advances	63,800	-
Accrued expenses and taxes	166,700	(358,700)

Total adjustments	417,400	118,700

Net cash provided by operating activities	256,900	46,100

Investing activities:
Purchase of investment securities, available for sale	(14,500)	(18,700)
Redemption of investment securities, available for sale	-	11,100
Capital expenditures	(61,400)	(17,000)
Purchase of other intangible assets	(3,600)	(16,500)

Net cash used in investing activities	(79,500)	(41,100)

Financing activities:
Principal payments on notes payable	(6,700)	(6,400)
Cash dividend paid	-	(44,700)
Line of credit proceeds	40,000	250,000
Line of credit repayments	(40,000)	(250,000)
Payments for contingent consideration	(142,700)	(189,300)
Proceeds from exercise of stock options	-	15,500

Net cash used in financing activities	(149,400)	(224,900)

	2018	2017

Net increase (decrease) in cash and cash equivalents	28,000	(219,900)

Cash and cash equivalents, beginning of year	1,025,100	1,245,000

Cash and cash equivalents, end of year	$1,053,100	$1,025,100

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$16,000	$213,500
Interest	1,700	2,900

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

1.
Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2018 and 2017, $593,700 and $442,000, respectively of cash balances were in excess of such limit.

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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

Goodwill and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, “Intangibles-Goodwill and Other” (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill and long-lived assets annually as of June 30, the last day of its fiscal year, unless an event occurs that would cause the Company to believe the value is impaired at an interim date. The Company concluded as of June 30, 2018 and 2017 there was no impairment of goodwill.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, “Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets (“ASC No. 360-10”). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. For the year ended June 30, 2017 the Company determined that the intangible assets of SBI were impaired, and accordingly an impairment charge of $48,000 was recorded. There was no impairment for the year ended June 30, 2018.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $174,700 and $134,200 for the years ended June 30, 2018 and 2017, respectively.

Research and Development

Research and development costs consisting of expenses for activities that are useful in developing and testing new products, as well as expenses that may significantly improve existing products, are expensed as incurred.

Stock Compensation Plan

The Company has a ten-year stock option plan (the “2012 Plan”) which provides for the grant of options to purchase up to 100,000 shares of the Company’s Common Stock, par value $.05 per share (“Common Stock”), plus 57,000 shares under options previously granted under the 2002 Stock Option Plan of the Company (the “Prior Plan”). The 2012 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2012 Plan and options under the 2012 Plan may be granted until 2022. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. At June 30, 2018 and 2017, 26,000 and 83,500 shares respectively, of Common Stock were available for grant of options under the 2012 Plan.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

1.
Summary of Significant Accounting Policies (Continued)

Stock Compensation Plan (Continued)

Stock-based compensation is accounted for in accordance with ASC No. 718 “Compensation-Stock Compensation” (“ASC No. 718”) which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the years ended June 30, 2018 and 2017, the Company granted 57,500 and 6,000 options, respectively, to employees that had a fair value of $51,000 and $10,600, respectively. The fair value of the options granted during fiscal year 2018 and 2017 were determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for fiscal 2018 and 2017, was an expected life of 10 years; risk free interest rate of 2.43% and 2.53%; volatility of 47% and 59%, and dividend yield of .85% and 1.04% for fiscal 2018 and 2017. The Company declared a dividend of $0.03 per share during fiscal year ending June 30, 2017. The Company did not declare dividends during the year ended June 30, 2018. The weighted-average value per share of the options granted in 2018 and 2017 was $1.64 and $1.76, and total stock-based compensation costs were $30,000 and $2,200 for the years ended June 30, 2018 and 2017, respectively. Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $73,500 and $10,300 as of June 30, 2018 and 2017, respectively.

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

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

1.
Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. The Company is currently evaluating the impact of the provisions of this new standard on the consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09.The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company has applied the five-step model of the new standard to a selection of contracts within each of its revenue streams and has compared the results to its current accounting practices. Based on this analysis, the Company does not currently expect a material impact on the Company’s consolidated financial statements. The Company is expecting to utilize the modified retrospective transition method of adoption. The Company is continuing to work through the remaining steps of the adoption plan to facilitate adoption for the fiscal year ending June 30, 2019. As part of this, the Company is assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. The Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgements and assets recognized from the costs to obtain or fulfill a contract.

1.
Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the effect of the standard. In December 2016, the FASB issued ASU No. 2016-20 “Technical Corrections and Improvements
to Topic 606: “Revenue from Contracts with Customers”, which makes miscellaneous corrections and modifications to the originally issued ASU 2014-09.

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

Adopted Accounting Pronouncements

On December 22, 2017, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118,” which addresses situations where the accounting under the FASB, Accounting Standards Codification No. 740, Income Taxes, or ASC 740 is incomplete for certain income tax effects of Public Law No. 115-97, commonly referred to as Under ASC 740, entities are required to adjust current and deferred tax assets and liabilities for the effects of changes in tax laws or rates at their date of enactment. However, pursuant to SAB 118, if an entity does not have the necessary information available, prepared, or analyzed for certain income tax effects of the 2017 Tax Act at the time an entity’s financial statements are issued, an entity shall apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 Tax Act. If the accounting for certain income tax effects of the 2017 Tax Act is incomplete, but an entity can determine a reasonable estimate for those effects, an entity can record provisional amounts during a measurement period, which ends on the earlier of when an entity has obtained, prepared, and analyzed the information necessary to complete the accounting requirements of ASC 740 and December 22, 2017.

The 2017 Tax Act includes significant changes to the U.S. income tax system. The 2017 Tax Act contains numerous provisions impacting the Company, the most significant of which reduces the Federal corporate statutory rate from 35% to 21%. The Company is a fiscal-year end taxpayer and is required to use a blended statutory federal tax rate, inclusive of the Federal rate change enacted on December 22, 2017 to compute its effective rate for the year ended June 30, 2018. Refer to Note 11 for additional information regarding the impact of the 2017 Tax Act on the Company.

Reclassification

Accounts receivable of $245,400 and deferred taxes of $129,000 was reclassified from current to long-term assets on the balance sheet as of June 30, 2017 to conform to the current period's presentation.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate and Other	Consolidated

June 30, 2018:

Revenues	$6,403,400	$1,408,900	$669,100	$-	$8,481,400

Foreign Sales	2,669,000	707,200	-	-	3,376,200

Income (Loss) From Operations	297,000	(248,000)	(54,500)	-	(5,500)

Assets	4,141,200	1,482,200	1,002,800	699,300	7,325,500

Long-Lived Asset Expenditures	60,500	1,900	2,600	-	65,000

Depreciation, Amortization and Impairment	265,100	2,800	37,200	-	305,100

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate and Other	Consolidated

June 30, 2017:

Revenues	$5,784,400	$2,070,200	$294,700	$-	$8,149,300

Foreign Sales	2,467,400	129,200	-	-	2,596,600

Income (Loss) From Operations	288,100	(312,900)	(135,600)	-	(160,400)

Assets	4,100,800	1,518,100	408,200	800,600	6,827,700

Long-Lived Asset Expenditures	20,700	-	12,800	-	33,500

Depreciation, Amortization and Impairment	292,600	14,000	97,300	-	403,900

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

3.
Fair Value of Financial Instruments (Continued)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2018 and 2017 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2018	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,053,100	$1,053,100	$-	$-
Available for sale securities	314,700	314,700	-	-

Total	$1,367,800	$1,367,800	$-	$-

Liabilities:

Contingent consideration	$408,000	$-	$-	$408,000

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2017	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,025,100	$1,025,100	$-	$-
Available for sale securities	295,500	295,500	-	-

Total	$1,320,600	$1,320,600	$-	$-

Liabilities:

Contingent consideration	$297,000	$-	$-	$297,000

The following table sets forth an analysis of changes during fiscal years 2018 and 2017 in Level 3 financial liabilities of the Company:

	2018	2017
Beginning balance	$297,000	$346,300
Increase in contingent consideration liability	408,900	140,000
Payments and accruals	(297,900)	(189,300)

Ending balance	$408,000	$297,000

The Company’s contingent obligations require cash payments to the sellers of certain acquired operations based on royalty payments received or operating results achieved. These contingent considerations are classified as liabilities and the liabilities are remeasured to an estimated fair value at each reporting date. During the years ended June 30, 2018 and June 30, 2017, the Company recorded an increase in the estimated fair value of contingent liabilities of approximately $408,900 and $140,000, respectively related to its Bioprocessing Systems Operations segment.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

3.
Fair Value of Financial Instruments (Continued)

Investments in marketable securities classified as available-for-sale by security type at June 30, 2018 and 2017 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2018:
Available for sale:
Equity securities	$45,700	$67,800	$22,100
Mutual funds	267,800	246,900	(20,900)

	$313,500	$314,700	$1,200

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2017:
Available for sale:
Equity securities	$37,000	$50,800	$13,800
Mutual funds	262,000	244,700	(17,300)

	$299,000	$295,500	$(3,500)

4.
Inventories

	2018	2017

Raw materials	$1,488,000	$1,373,800
Work-in-process	352,700	166,500
Finished goods	427,200	420,900

	$2,267,900	$1,961,200

5.
Property and Equipment

Useful Lives
(Years)	2018	2017

Automobiles 5	$22,000	$22,000
Computer equipment 3-5	173,400	162,800
Machinery and equipment 3-7	870,400	819,600
Furniture and fixtures 4-10	205,900	205,900
Leasehold improvements 3-10	34,200	34,200

	1,305,900	1,244,500
Less accumulated depreciation and amortization	1,106,400	1,045,200

	$199,500	$199,300

Depreciation expense was $61,200 and $67,900 for the years ended June 30, 2018 and 2017, respectively.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

6.
Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at June 30, 2018 and 2017, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2018:

Technology, trademarks	5/10 yrs.	$662,800	$613,400	$49,400
Trade names	6 yrs.	140,000	101,100	38,900
Websites	5 yrs.	210,000	182,000	28,000
Customer relationships	9/10 yrs.	357,000	294,800	62,200
Sublicense agreements	10 yrs.	294,000	194,800	99,200
Non-compete agreements	5 yrs.	384,000	348,000	36,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	198,100	173,100	25,000

		$2,355,900	$2,017,200	$338,700

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2017:

Technology, trademarks	5/10 yrs.	$662,800	$541,100	$121,700
Trade names	6 yrs.	140,000	77,800	62,200
Websites	5 yrs.	210,000	140,000	70,000
Customer relationships	9/10 yrs.	357,000	281,400	75,600
Sublicense agreements	10 yrs.	294,000	165,400	128,600
Non-compete agreements	5 yrs.	384,000	294,000	90,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	194,500	163,600	30,900

		$2,352,300	$1,773,300	$579,000

Total amortization expense was $243,900 and $288,000 in 2018 and 2017, respectively.

Estimated future amortization expense of intangible assets is as follows:

Fiscal Years

2019	$186,900
2020	66,400
2021	49,100
2022	26,100
2023	9,800
Thereafter	400

Total	$338,700

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

7.
Line of Credit

The Company has a Demand Line of Credit through December 2018 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 5.0%. The agreement contains a financial covenant requiring the Company to maintain a minimum net worth and borrowings are also secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of June 30, 2018 and 2017, there were no borrowings outstanding under the line.

8.
Notes Payable

The Company has a $20,000 36-month auto loan through April 2019, with its bank, with monthly payments of $600 bearing interest at 4% for a vehicle used by the Company’s sales manager. The outstanding balance remaining on this loan as of June 30, 2018 and June 30, 2017 was $5,800 and $12,500 with principal payments of $5,800 due over the next fiscal year.

9.
Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee’s deferral up to 3% of pay, plus 50% of employee’s deferral over 3% of pay up to 5%. Total matching contributions amounted to $74,500 and $75,100 for the years ended June 30, 2018 and 2017, respectively.

10.
Commitments and Contingencies

The Company entered into a lease in August 2014 for its Bohemia, New York premises through February 2025 which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. The future minimum annual rental expense, computed on a straight-line basis, is approximately $170,000 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $183,300 in 2018 and $175,200 in 2017. Accrued rent, payable in future years, amounted to $65,600 and $59,600 at June 30, 2018 and 2017, respectively.

The Company is also obligated under an operating lease for its facility in Pittsburgh, Pennsylvania, which requires monthly minimum rental payments through November 2020, plus common area expenses. Total rent expense for the Pittsburgh facility was $106,000 and $106,500 for the fiscal years ended June 30, 2018 and 2017, respectively.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

10.
Commitments and Contingencies (Continued)

In addition, the Company maintains an office in Oradell, New Jersey from which it performs its sales and marketing functions. The Company is obligated under an operating lease for its facility in Oradell, New Jersey, which required monthly minimum rental payments through June 2018, plus common area expenses. The Company is operating under the lease’s one year renewal option through June 30, 2019. Total rent expense for the New Jersey facilities, was $23,000 and $22,500 for the years ended June 30, 2018 and 2017, respectively.

The Company’s approximate future minimum rental payments under all operating leases are as follows:

Fiscal Years

2019	$265,200
2020	249,700
2021	210,800
2022	184,600
2023	190,200
Thereafter	287,500

$1,388,000

The Company has a three year employment contract with its President effective July 1, 2017. The agreement provides for an annual base salary of $175,000 for the fiscal year end June 30, 2018 with subsequent annual increases of 3% or percentage increase in Consumer Price Index “CPI”, whichever is higher plus $25,000 cash bonus for the fiscal year ended June 30, 2018 and discretionary for subsequent years. The agreement also provides for a grant of options to purchase 25,000 shares of the Company’s stock which were granted during the year ended June 30, 2018. A bonus of $20,000 was also awarded to the President during the fiscal year ending June 30, 2017.

The Company has a three year employment contract with its President of the Genie Products Division and Corporate Secretary effective July 1, 2017. The agreement provides for an annual base salary of $153,000 for the fiscal year end June 30, 2018 with subsequent annual increases of 3% or percentage increase in Consumer Price Index “CPI”, whichever is higher, plus $10,000 cash bonus for the fiscal year ended June 30, 2018 and discretionary for subsequent years. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock which were granted during the year ended June 30, 2018. A bonus of $10,000 was awarded to the Corporate Secretary during the fiscal year ending June 30, 2017.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

10.
Commitments and Contingencies (Continued)

The Company has a three year employment contract with its Vice President of Corporate Development and Strategy and Vice president of Sales and Marketing of Altamira Instruments, Inc. effective July 1, 2017. The agreement provides for an annual base salary of $155,000 for the fiscal year ended June 30, 2018 with subsequent annual increases of 3% or percentage increase in Consumer Price Index “CPI”, whichever is higher, plus $10,000 cash bonus for the fiscal year ended June 30, 2018 and discretionary for subsequent years. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock which were granted during the year ended June 30, 2018. A bonus of $10,000 was awarded during the fiscal year ending June 30, 2017.

The Company has a three year employment contract with its President of Torbal Products Division and Director of Marketing effective July 1, 2017. The agreement provides for an annual base salary of $157,000 for the fiscal year ended June 30, 2018 with subsequent annual increases of 4% or percentage increase in Consumer Price Index “CPI”, whichever is higher, plus $10,000 cash bonus for the fiscal year ended June 30, 2018 and subsequent years, subject to a minimum increase of 5% in the divisions’ EBITDA for the related year. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock which were granted during the year ended June 30, 2018. A bonus of $10,000 was awarded during the fiscal year ending June 30, 2017.

The Company has a two year agreement with its President of Altamira Instruments, Inc. effective July 1, 2017. The agreement provides for an annual base salary of $110,000 and $120,000 for the fiscal years ending June 30, 2018 and 2019, respectively, plus incentive pay based on achievement of certain revenue and income levels. The agreement also provides for a grant of options for an aggregate of 10,000 shares of the Company’s common stock, which were granted during the fiscal year ended June 30, 2018.

The Company has a consulting agreement which expires on December 31, 2018 with an affiliate of the Chairman of the Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,600 for a certain number of consulting days as defined in the agreement. Consulting expense related to this agreement amounted to $43,200 for both years ended June 30, 2018 and 2017.

The Company has a consulting agreement which expires December 31, 2018 with another member of its Board of Directors for administrative services providing that the consultant be paid at the rate of $85 per hour. Consulting expense related to this agreement amounted to $7,000 and $5,200 for the fiscal years ended June 30, 2018 and 2017, respectively.

In connection with a February 26, 2014 acquisition of a privately owned company, The Company remained obligated to make its last additional payment to the seller based on a percentage of net sales of the business acquired equal to 11% for the year ended June 30, 2017. Payments related to this contingent consideration for each period were due in September following the fiscal year. The Company is also required to make payments of 30% of the net royalties received from the license and sublicense acquired in the SBI acquisition in fiscal 2012. Total contingent consideration payments made for all acquisitions amounted to $142,700 and $189,300 for the years ended June 30, 2018 and 2017, respectively.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

10.
Commitments and Contingencies (Continued)

The fair value of contingent consideration estimated to be paid as of June 30, 2018 is as follows:

Year ended June 30,	Amount

2019	$118,000
2020	102,000
2021	88,000
2022	47,000
2023	38,000
Thereafter	15,000

$408,000

11.
Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 21% to the actual tax expense or benefit for the applicable fiscal year was as follows:

	2018	2017

Computed “expected” income tax (benefit)	$300	$(51,400)
Research and development credits	(32,700)	(13,100)
Change in tax rate	224,300	-
Other, net	(30,000)	(9,700)

Income tax expense (benefit)	$161,900	$(74,200)

Deferred tax assets and liabilities consist of the following:

	2018	2017

Deferred tax assets:
Amortization of intangible assets	$326,500	$390,000
Research and development credits	-	3,400
Various accruals	54,700	102,300
Other	48,200	55,000

	429,400	550,700
Deferred tax liability:
Depreciation of property and amortization of goodwill	(36,800)	(45,600)

Net deferred tax assets	$392,600	$505,100

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

11.
Income Taxes (Continued)

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2018 and 2017, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company’s policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2015 and after. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

12.
Stock Options

Option activity is summarized as follows:

	Fiscal 2018		Fiscal 2017

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Shares under option:
Outstanding, beginning of year	34,500	$3.25	43,500	$3.33
Granted	57,500	3.08	6,000	2.91
Exercised	-	-	(5,000)	3.10
Forfeited	-	-	(10,000)	3.45

Outstanding, end of year	92,000	3.15	34,500	3.25

Options exercisable at year-end	28,834	$3.46	23,833	$3.52

Weighted average fair value per share of options granted during the fiscal year		$1.64		$1.76

12.
Stock Options (Continued)

	As of June 30, 2018 Options Outstanding			As of June 30, 2018 Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$3.50 - $ 4.05	20,000	5.13	$3.84	20,000	$3.84

$2.91 - $ 3.27	72,000	8.63	$3.07	8,834	$3.06

	92,000			28,834

	As of June 30, 2017 Options Outstanding			As of June 30, 2017 Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$3.50 - $4.05	20,000	6.13	$3.64	18,666	$3.64

$2.91 - $ 3.27	14,500	3.67	$3.02	5,167	$3.12

	34,500			23,833

13.
Loss Per Common Share

Loss per common share data was computed as follows:

	2018	2017

Net loss	$(160,500)	$(72,600)

Weighted average common shares outstanding	1,494,112	1,491,167

Basic and diluted loss per common share	$(.11)	$(.05)

Approximately 92,000 and 34,500 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the years ended June 30, 2018 and 2017, respectively, because the effect would be anti-dilutive.