Form 10-Q
period 2018-09-30
SCIENTIFIC INDUSTRIES INC
filed 2018-11-13
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of October 31, 2018 is 1,494,112 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2018	June 30, 2018
Current assets:	(Unaudited)
Cash and cash equivalents	$1,507,300	$1,053,100
Investment securities	322,700	314,700
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at September 30, 2018 and June 30, 2018	1,190,000	1,444,100
Contract assets, current	67,100	278,200
Inventories	2,301,000	2,267,900
Prepaid expenses and other current assets	67,000	33,500
Total current assets	5,455,100	5,391,500

Property and equipment, net	185,600	199,500

Intangible assets, net	278,900	338,700

Goodwill	705,300	705,300

Contract assets, less current portion	245,400	245,400

Other assets	52,500	52,500

Deferred taxes	386,600	392,600

Total assets	$7,309,400	$7,325,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362,600	$428,000
Accrued expenses and taxes, current portion	541,900	657,700
Contract liabilities	75,900	63,800
Contingent consideration, current portion	118,000	118,000
Dividends payable	74,700	-
Notes payable	4,200	5,800
Total current liabilities	1,177,300	1,273,300

Accrued expenses, less current portion	60,000	60,000
Contingent consideration payable, less current portion	290,000	290,000

Total liabilities	1,527,300	1,623,300
Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued 1,513,914 shares, outstanding 1,494,112 shares at September 30, 2018 and June 30, 2018	75,700	75,700
Additional paid-in capital	2,554,600	2,545,900
Accumulated other comprehensive gain (loss)	(16,900)	1,200
Retained earnings	3,221,100	3,131,800
	5,834,500	5,754,600
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	5,782,100	5,702,200

Total liabilities and shareholders’ equity	$7,309,400	$7,325,500

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended September 30, 2018	For the Three Month Period Ended September 30, 2017

Revenues	$2,038,600	$1,280,800

Cost of revenues	1,092,900	829,100

Gross profit	945,700	451,700

Operating expenses:
General and administrative	416,500	428,400
Selling	236,100	201,000
Research and development	117,400	129,100

Total operating expenses	770,000	758,500

Income (loss) from operations	175,700	(306,800)

Other income (expense):
Other income, net	2,200	400
Interest expense	(400)	(100)

Total other income, net	1,800	300

Income (loss) before income tax expense (benefit)	177,500	(306,500)

Income tax expense (benefit):
Current	29,500	(63,700)
Deferred	6,000	(10,200)

Total income tax expense (benefit)	35,500	(73,900)

Net income (loss)	$142,000	$(232,600)

Basic earnings (loss) per common share	$.10	$(.16)

Diluted earnings (loss) per common share	$.09	$(.16)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Month Period Ended September 30, 2018	For the Three Month Period Ended September 30, 2017

Net income (loss)	$142,000	$(232,600)

Other comprehensive income (loss):
Unrealized holding gain (loss)
arising during period,
net of tax	(18,100)	2,600

Comprehensive income (loss)	$123,900	$(230,000)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Month Period Ended September 30, 2018	For the Three Month Period Ended September 30, 2017
Operating activities:
Net income (loss)	$142,000	$(232,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,900	77,100
Deferred income taxes	6,000	(10,200)
Stock-based compensation	8,700	6,200
Loss on sale of investments	5,000	-
Unrealized holding gain of investments	(6,400)	-
Changes in operating assets and liabilities:
Trade accounts receivable	254,100	276,800
Contract assets, current	211,100	175,500
Inventories	(33,100)	(366,000)
Prepaid and other current assets	(33,500)	(90,500)
Accounts payable	(65,400)	237,700
Contract liabilities	12,100	17,000
Accrued expenses and taxes	(115,800)	12,600

Total adjustments	318,700	336,200

Net cash provided by operating activities	460,700	103,600

Investing activities:
Purchase of investment securities, available for sale	(75,200)	(9,300)
Redemption of investment securities, available for sale	72,500	-
Capital expenditures	(900)	(31,500)
Purchase of other intangible assets	(1,300)	(700)

Net cash used in investing activities	(4,900)	(41,500)

Financing activities:
Payments for contingent consideration	-	(142,700)
Principal payments on notes payable	(1,600)	(1,600)

Net cash used in financing activities	(1,600)	(144,300)

Net increase (decrease) in cash and cash equivalents	454,200	(82,200)

Cash and cash equivalents, beginning of year	1,053,100	1,025,100

Cash and cash equivalents, end of period	$1,507,300	$942,900

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$500	$15,000
Interest	400	100

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2018. The results for the three months ended September 30, 2018, are not necessarily an indication of the results for the full fiscal year ending June 30, 2019.

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

Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. The Company adopted this pronouncement during the interim period September 30, 2018, which resulted in a $22,000 cumulative effect adjustment to retained earnings in the condensed consolidated balance sheet as of the beginning of the fiscal year of adoption.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The Company adopted the provisions of these pronouncements on July 1, 2018, using the modified retrospective approach. Revenue from the Company’s sales continue to generally be recognized when products are shipped (i.e. point in time). As such, the adoption of ASU 2016-10 had no material impact to the Company’s financial position or results of operations; however, the Company has now presented the disclosures required by this new standard, refer to Note 2.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

Reclassification

Trade accounts receivable, current of $67,100 and $278,200, and trade accounts receivable, long term of $245,400 for both periods were reclassified to contract assets, current; and contract assets, less current portion, respectively, on the balance sheet as of September 30, and June 30, 2018. Customer advances were reclassified to contract liabilities as of September 30, and June 30, 2018.

2. Revenue

The Company’s revenues are comprised of product sales (Benchtop Laboratory Equipment Operations) as well as products and related services such as installation and training as is customary for its customers of the Catalyst Research Instruments Operations. In addition the Company’s Bioprocessing Systems Operations’ revenues are comprised of royalty revenues. All revenue is recognized when the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of standalone selling price for each distinct product or service in the contract, which is generally based on an observable price.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Revenue from the Bioprocessing Systems Operations are recognized over time based on Management’s judgment and estimates.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated

Three Months Ended September 30, 2018:

Revenues	$1,691,900	$217,500	$129,200	$-	$2,038,600

Foreign Sales	635,700	142,300	-	-	778,000

Income (Loss) From Operations	175,400	(62,900)	63,200	-	175,700

Assets	4,633,500	1,343,100	623,500	709,300	7,309,400

Long-Lived Asset Expenditures	2,200	-	-	-	2,200

Depreciation and Amortization	66,300	200	9,400	-	75,900

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated

Three Months Ended September 30, 2017:

Revenues	$1,199,400	$28,700	$52,700	$-	$1,280,800

Foreign Sales	502,300	6,400	-	-	508,700

Loss From Operations	(93,900)	(184,100)	(28,800)	-	(306,800)

Assets	4,041,800	1,425,400	437,000	822,700	6,726,900

Long-Lived Asset Expenditures	32,200	-	-	-	32,200

Depreciation and Amortization	64,900	2,800	9,400	-	77,100

Approximately 49% and 46% of net sales of benchtop laboratory equipment for the three month periods ended September 30, 2018 and 2017, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

For the three months ended September 30, 2018 and 2017, respectively, three customers accounted in the aggregate for approximately 23% and 22% of net sales of the Benchtop Laboratory Equipment Operations (19% and 21% of the Company’s total revenues). Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to three customers during the three months ended September 30, 2018 accounted for approximately 83% of the Catalyst Research Instrument Operations’ revenues and 9% of the Company’s total revenues. There was no significant customer sale during the three months ended September 30, 2017.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2018 and June 30, 2018 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at September 30, 2018	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,507,300	$1,507,300	$-	$-
Available for sale securities	322,700	322,700	-	-

Total	$1,830,000	$1,830,000	$-	$-

Liabilities:

Contingent consideration	$408,000	$-	$-	$408,000

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2018	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,053,100	$1,053,100	$-	$-
Available for sale securities	314,700	314,700	-	-

Total	$1,367,800	$1,367,800	$-	$-

Liabilities:

Contingent consideration	$408,000	$-	$-	$408,000

The following table sets forth an analysis of changes during the three months ended September 30, 2018 and 2017 in Level 3 financial liabilities of the Company:

	2018	2017
Beginning balance	$408,000	$297,000
Payments	-	(142,700)

Ending balance	$408,000	$154,300

Investments in marketable securities classified as available-for-sale by security type at September 30, 2018 and June 30, 2018 consisted of the following:
	Cost	Fair Value	Unrealized Holding Gain (Loss)
At September 30, 2018:
Available for sale:
Equity securities	$48,500	$76,800	$28,300
Mutual funds	262,800	245,900	(16,900)

	$311,300	$322,700	$11,400

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2018:
Available for sale:
Equity securities	$45,700	$67,800	$22,100
Mutual funds	267,800	246,900	(20,900)

	$313,500	$314,700	$1,200

5. Inventories

	September 30, 2018	June 30, 2018

Raw materials	$1,312,700	$1,488,000
Work-in-process	425,900	352,700
Finished goods	562,400	427,200

	$2,301,000	$2,267,900

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at September 30, 2018 and June 30, 2018, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:
	Useful Lives	Cost	Accumulated Amortization	Net
At September 30, 2018:

Technology, trademarks	5/10 yrs.	$662,800	$631,500	$31,300
Trade names	6 yrs.	140,000	106,900	33,100
Websites	5 yrs.	210,000	192,500	17,500
Customer relationships	9/10 yrs.	357,000	298,100	58,900
Sublicense agreements	10 yrs.	294,000	202,100	91,900
Non-compete agreements	5 yrs.	384,000	361,500	22,500
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	199,300	175,600	23,700

		$2,357,100	$2,078,200	$278,900

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2018:

Technology, trademarks	5/10 yrs.	$662,800	$613,400	$49,400
Trade names	6 yrs.	140,000	101,100	38,900
Websites	5 yrs.	210,000	182,000	28,000
Customer relationships	9/10 yrs.	357,000	294,800	62,200
Sublicense agreements	10 yrs.	294,000	194,800	99,200
Non-compete agreements	5 yrs.	384,000	348,000	36,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	198,100	173,100	25,000

		$2,355,900	$2,017,200	$338,700

Total amortization expense was $61,000 and $61,100 for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, estimated future amortization expense related to intangible assets is $125,900 for the remainder of the fiscal year ending June 30, 2019, $66,400 for fiscal 2020, $49,100 for fiscal 2021, $26,100 for fiscal 2022, $9,800 for fiscal 2023, and $1,600 thereafter.

7. Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017

Net income (loss)	$142,000	$(232,600)

Weighted average common shares outstanding	1,494,112	1,494,112
Effect of dilutive securities	3,897	-
Weighted average dilutive common shares outstanding	1,498,009	1,494,112

Basic earnings (loss) per common share	$.10	$(.16)
Diluted earnings (loss) per common share	$.09	$(.16)

Approximately 92,000 and 82,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2018 and 2017, respectively, because the effect would be anti-dilutive.

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

Overview. The Company reflected income before tax expense of $177,500 for the three months ended September 30, 2018 compared to a loss before income tax benefit of $306,500 for the three months ended September 30, 2017, primarily the result of increased revenues across all business segments. The results reflected total non-cash amounts for depreciation and amortization of $75,900 and $77,100 for the three months ended September 30, 2018 and 2017, respectively.

Results of Operations. Net revenues for the three months ended September 30, 2018 increased $757,800 (59.2%) to $2,038,600 from $1,280,800 for the three months ended September 30, 2017, reflecting an increase of $492,500 (41.1%) in net sales of benchtop laboratory equipment. The benchtop laboratory equipment sales reflected $425,300 of Torbal brand product sales for the three months ended September 30, 2018, compared to $304,200 in the three months ended September 30, 2017 as a result of continued growth in sales of the new force gauges product line. Sales of catalyst research instruments increased by $188,800 to $217,500 for the three months ended September 30, 2018 compared to $28,700 for the three months ended September 30, 2017 because there were no large orders shipped during the prior year period. As of September 30, 2018, the order backlog for catalyst research instruments was $329,400, all of which is expected to be shipped during the fiscal year ending June 30, 2019, compared to $323,900 as of September 30, 2017. Revenues derived from the Bioprocessing Systems Operations which comprise primarily of net royalties accrued from sublicensees increased by $76,500 (145.2%) to $129,200 for the three months ended September 30, 2018 compared to $52,700 for the three months ended September 30, 2017.

The gross profit percentage for the three months ended September 30, 2018 was 46.4% compared to 35.3% for the three months ended September 30, 2017. The current period gross margin reflected increased gross profit margin percentage for the Benchtop Laboratory Operations as a result of higher sales and lower overhead costs. The gross profit margin percentage for catalyst research instruments was higher for the current period compared to the same period last year because the prior year period was negatively impacted by fixed overhead on significantly lower sales.

General and administrative expenses for the three months ended September 30, 2018 amounted to $416,500 compared to $428,400 for the three months ended September 30, 2017 due to various minor decreases in expenses for the Bioprocessing Systems Operations and the Catalyst Research Instruments Operations.

Selling expenses for the three months ended September 30, 2018 increased $35,100 (17.5%) to $236,100 from $201,000 for the three months ended September 30, 2017 primarily due to increased sales and marketing activities by the Benchtop Laboratory Equipment Operations.

Research and development expenses decreased by $11,700 (9.1%) to $117,400 for the three months ended September 30, 2018 compared to $129,100 for the three months ended September 30, 2017, primarily because of reduced new product development activities in the current year period for benchtop laboratory equipment.

Total other income was $1,800 for the three months ended September 30, 2018 compared to $300 for the three months ended September 30, 2017, due primarily to unrealized holding gains on equity securities.

The Company reflected income tax expense of $35,500 for the three months ended September 30, 2018 compared to a tax benefit of $73,900 for the three months ended September 30, 2017, primarily due to the income generated during the three months ended September 30, 2018.

As a result of the foregoing, the Company recorded net income of $142,000 for the three months ended September 30, 2018 compared to a net loss of $232,600 for the three months ended September 30, 2017.

Liquidity and Capital Resources. Cash and cash equivalents increased by $454,200 to $1,507,300 as of September 30, 2018 from $1,053,100 as of June 30, 2018.

Net cash provided by operating activities was $460,700 for the three months ended September 30, 2018 compared to $103,600 used during the three months ended September 30, 2017, primarily as a result of the income for the current year period. Net cash used in investing activities was $4,900 for the three months ended September 30, 2018 compared to $41,500 used during the three months ended September 30, 2017 principally due to new capital equipment purchased during the prior year period by the Benchtop Laboratory Equipment Operations. The Company used $1,600 in financing activities in the three months ended September 30, 2018 compared to $144,300 in the three months ended September 30, 2017 due to the contingent consideration paid in the prior year period.

The Company's working capital increased by $159,600 to $4,277,800 as of September 30, 2018 compared to $4,118,200, as of June 30, 2018 due to the income generated during the period.

The Company has a Demand Line of Credit through December 2018 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 5.25%. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of September 30, 2018 no borrowings were outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending September 30, 2019 from its available financial resources including the lines of credit, its cash and investment securities, and operations.

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

As a result of our adoption of the new revenue standard (Topic 606), we implemented controls to ensure adequate evaluation of contracts and assessment of the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on July 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the period covered by this Quarterly Report or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

Report dated September 28, 2018 reporting under item 8.01

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2018	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer