Form 10-Q
period 2018-12-31
SCIENTIFIC INDUSTRIES INC
filed 2019-02-12
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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
 ☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of February 4, 2019 is 1,494,112 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2018	June 30, 2018
Current assets:	(Unaudited)
Cash and cash equivalents	$1,358,100	$1,053,100
Investment securities	307,800	314,700
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at December 31, 2018 and June 30, 2018	1,216,500	1,444,100
Contract assets, current	307,200	278,200
Inventories	2,723,900	2,267,900
Prepaid expenses and other current assets	101,400	33,500
Total current assets	6,014,900	5,391,500

Property and equipment, net	177,900	199,500

Intangible assets, net	222,600	338,700

Goodwill	705,300	705,300

Contract assets, less current portion	-	245,400

Other assets	52,500	52,500

Deferred taxes	385,500	392,600

Total assets	$7,558,700	$7,325,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$570,700	$428,000
Accrued expenses and taxes, current portion	556,100	657,700
Contract liabilities	114,300	63,800
Contingent consideration, current portion	118,000	118,000
Notes payable	2,500	5,800

Total current liabilities	1,361,600	1,273,300

Accrued expenses, less current portion	-	60,000
Contingent consideration payable, less current portion	290,000	290,000

Total liabilities	1,651,600	1,623,300
Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued 1,513,914, outstanding 1,494,112 shares at December 31, 2018 and June 30, 2018	75,700	75,700
Additional paid-in capital	2,564,100	2,545,900
Accumulated other comprehensive gain (loss)	(19,800)	1,200
Retained earnings	3,339,500	3,131,800
	5,959,500	5,754,600
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	5,907,100	5,702,200

Total liabilities and shareholders’ equity	$7,558,700	$7,325,500

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended December 31,	For the Three Month Period Ended December 31,	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2018	2017	2018	2017

Revenues	$2,163,200	$1,892,400	$4,201,800	$3,173,300

Cost of revenues	1,187,500	1,126,700	2,280,400	1,955,900

Gross profit	975,700	765,700	1,921,400	1,217,400

Operating expenses:
General and administrative	462,100	407,900	878,600	836,300
Selling	248,200	214,600	484,300	415,600
Research and development	109,400	132,900	226,700	262,000

Total operating expenses	819,700	755,400	1,589,600	1,513,900

Income (loss) from operations	156,000	10,300	331,800	(296,500)

Other income (expense):
Interest income	2,500	5,200	2,800	5,600
Other income, net	(9,300)	1,400	(7,400)	1,400
Interest expense	(400)	(500)	(800)	(600)

Total other income (expense), net	(7,200)	6,100	(5,400)	6,400

Income (loss) before income tax expense	148,800	16,400	326,400	(290,100)

Income tax expense:
Current	24,400	71,800	53,900	8,000
Deferred	6,000	25,600	12,000	15,500

Total income tax expense	30,400	97,400	65,900	23,500

Net income (loss)	$118,400	$(81,000)	$260,500	$(313,600)

Basic earnings (loss) per common share	$.08	$(.05)	$.17	$(.21)

Diluted earnings (loss) per common share	$.08	$.(05)	$.17	$(.21)

Cash dividends declared per common share	$.05	$.00	$.05	$.00

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Month Period Ended December 31,	For the Three Month Period Ended December 31,	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2018	2017	2018	2017

Net income (loss)	$118,400	$(81,000)	$260,500	$(313,600)

Other comprehensive income (loss):
Unrealized holding gain (loss)
arising during period,
net of tax	(2,900)	1,600	(21,000)	4,200

Comprehensive Income (loss)	$115,500	$(79,400)	$239,500	$(309,400)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2018	2017
Operating activities:
Net income (loss)	$260,500	$(313,600)
Adjustments to reconcile net income (loss) provided by (used in) operating activities:
Loss on sale of investments	5,000	-
Depreciation and amortization	151,900	154,100
Unrealized holding gain of investments	3,300	-
Deferred income taxes	7,100	16,500
Income tax benefit of stock options exercised	-	8,000
Stock-based compensation	18,200	12,400
Changes in operating assets and liabilities:
Trade accounts receivable	227,600	(184,000)
Contract assets	216,400	133,100
Inventories	(456,000)	(431,400)
Prepaid and other current assets	(67,900)	(66,300)
Accounts payable	142,700	240,200
Contract liabilities	50,500	321,800
Accrued expenses and taxes	(162,000)	(24,500)

Total adjustments	136,800	179,900

Net cash provided by (used in) operating activities	397,300	(133,700)

Investing activities:
Redemption of investment securities, available-for-sale	2,700	-
Purchase of investment securities, available-for- sale	(75,200)	(15,000)
Sale of investment securities, available-for-sale	72,400
Capital expenditures	(7,900)	(68,100)
Purchase of other intangible assets	(6,300)	(1,500)

Net cash used in investing activities	(14,300)	(84,600)

Financing activities:
Line of credit proceeds	-	40,000
Payments for contingent consideration	-	(142,700)
Cash dividend declared and paid	(74,700)	-
Principal payments on notes payable	(3,300)	(3,400)

Net cash used in financing activities	(78,000)	(106,100)

Net increase (decrease) in cash and cash equivalents	305,000	(324,400)

Cash and cash equivalents, beginning of year	1,053,100	1,025,100

Cash and cash equivalents, end of period	$1,358,100	$700,700

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$39,700	$16,000
Interest	800	600
See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2018. The results for the three months and six months ended December 31, 2018, are not necessarily an indication of the results for the full fiscal year ending June 30, 2019.

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

Reclassification

Trade accounts receivable, current of $307,200 and $278,200, and trade accounts receivable, long term of $245,400 for the year ended June 30, 2018 were reclassified to contract assets, current; and contract assets, less current portion, respectively, on the balance sheet as of December 31, and June 30, 2018. Customer advances were reclassified to contract liabilities as of December 31, and June 30, 2018.

 2. Revenue

The Company’s revenues are comprised of product sales (Benchtop Laboratory Equipment Operations) as well as products and related services such as installation and training as is customary for its customers of the Catalyst Research Instruments Operations. In addition, the Company’s Bioprocessing Systems Operations’ revenues are comprised of royalty revenues. All revenue is recognized when the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of standalone selling price for each distinct product or service in the contract, which is generally based on an observable price.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended December 31, 2018:

Revenues	$1,803,100	$227,200	$132,900	$-	$2,163,200

Foreign Sales	743,600	222,900	-	-	966,500

Income (Loss) From Operations	148,600	(48,300)	55,700	-	156,000

Assets	4,762,000	1,376,100	727,300	693,300	7,558,700

Long-Lived Asset Expenditures	10,800	1,200	-	-	12,000

Depreciation and Amortization	66,400	200	9,400	-	76,000

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended December 31, 2017:

Revenues	$1,686,200	$153,500	$52,700	$-	$1,892,400

Foreign Sales	815,300	2,600	-	-	817,900

Income (Loss) From Operations	122,000	(103,400)	(8,300)	-	10,300

Assets	4,085,800	1,613,200	467,900	803,300	6,970,200

Long-Lived Asset Expenditures	33,000	1,900	2,500	-	37,400

Depreciation and Amortization	67,000	700	9,300	-	77,000

Approximately 51% and 53% of total benchtop laboratory equipment sales (42% and 48% of total revenues) for the three month periods ended December 31, 2018 and 2017, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 25% and 21% of total benchtop laboratory equipment sales (21% and 19% of total revenues) were derived from the Torbal Scales Division for the three months ended December 31, 2018 and 2017, respectively.

For the three months ended December 31, 2018 and 2017, respectively, three customers accounted for approximately 21% and 22% of net sales of the Benchtop Laboratory Equipment Operations (18% and 20% of the Company’s total revenues). Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to two and one customer during the three months ended December 31, 2018 and 2017, accounted for approximately 96% and 74% of the Catalyst Research Instrument Operations’ revenues and 10% and 7% of the Company’s total revenues, respectively.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Six Months Ended December 31, 2018:

Revenues	$3,495,100	$444,600	$262,100	$-	$4,201,800

Foreign Sales	1,379,300	365,200	-	-	1,744,500

Income (Loss) From Operations	324,200	(111,300)	118,900	-	331,800

Assets	4,762,000	1,376,100	727,300	693,300	7,558,700

Long-Lived Asset Expenditures	13,000	1,200	-	-	14,200

Depreciation and Amortization	132,700	400	18,800	-	151,900

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Six Months Ended December 31, 2017:

Revenues	$2,885,600	$182,300	$105,400	$-	$3,173,300

Foreign Sales	1,317,600	9,000	-	-	1,326,600

Income (Loss) From Operations	28,100	(287,500)	(37,100)	-	(296,500)

Assets	4,085,800	1,613,200	467,900	803,300	6,970,200

Long-Lived Asset Expenditures	65,200	1,900	2,500	-	69,600

Depreciation and Amortization	131,900	3,500	18,700	-	154,100

Approximately 50% total benchtop laboratory equipment sales (41% and 46% of total revenues) for both six month periods ended December 31, 2018 and 2017, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 25% and 23% of total benchtop laboratory equipment sales (21% of total revenues) were derived from the Torbal Scales Division for both the six months ended December 31, 2018 and 2017, respectively. For the six months ended December 31, 2018 and 2017, respectively, three customers accountedy for approximately 22% of net sales of the Benchtop Laboratory Equipment Operations for both six month periods ended December 31, 2018 and 2017 (18% and 20% of the Company’s total revenues), respectively.

Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to five and one customer during the six months ended December 31, 2018 and 2017, accounted for approximately 90% and 64% of the Catalyst Research Instrument Operations’ revenues and 10% and 4% of the Company’s total revenues, respectively.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2018 and June 30, 2018 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at December 31, 2018	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,358,100	$1,358,100	$-	$-
Available for sale securities	307,800	307,800	-	-

Total	$1,665,900	$1,665,900	$-	$-

Liabilities:

Contingent consideration	$408,000	$-	$-	$408,000

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2018	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,053,100	$1,053,100	$-	$-
Available for sale securities	314,700	314,700	-	-

Total	$1,367,800	$1,367,800	$-	$-

Liabilities:

Contingent consideration	$408,000	$-	$-	$408,000

The following table sets forth an analysis of changes during the six months ended December 31, 2018 and 2017 in Level 3 financial liabilities of the Company:

	December 31, 2018	December 31, 2017
Beginning balance	$408,000	$297,000
Payments	-	(142,700)

Ending balance	$408,000	$154,300

Investments in marketable securities classified as available for sale by security type at December 31, 2018 and June 30, 2018 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At December 31, 2018:
Available for sale:
Equity securities	$48,700	$67,100	$18,400
Mutual funds	260,500	240,700	(19,800)

	$309,200	$307,800	$(1,400)

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2018:
Available for sale:
Equity securities	$45,700	$67,800	$22,100
Mutual funds	267,800	246,900	(20,900)

	$313,500	$314,700	$1,200

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

	December 31, 2018	June 30, 2018

Raw materials	$1,554,000	$1,488,000
Work-in-process	555,300	352,700
Finished goods	614,600	427,200

	$2,723,900	$2,267,900

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at December 31, 2018 and June 30, 2018, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At December 31, 2018:

Technology, trademarks	5/10 yrs.	$662,800	$649,500	$13,300
Trade names	6 yrs.	140,000	112,800	27,200
Websites	5 yrs.	210,000	203,000	7,000
Customer relationships	9/10 yrs.	357,000	301,400	55,600
Sublicense agreements	10 yrs.	294,000	209,500	84,500
Non-compete agreements	5 yrs.	384,000	375,000	9,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	204,300	178,300	26,000

		$2,362,100	$2,139,500	$222,600

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2018:

Technology, trademarks	5/10 yrs.	$662,800	$613,400	$49,400
Trade names	6 yrs.	140,000	101,100	38,900
Websites	5 yrs.	210,000	182,000	28,000
Customer relationships	9/10 yrs.	357,000	294,800	62,200
Sublicense agreements	10 yrs.	294,000	194,800	99,200
Non-compete agreements	5 yrs.	384,000	348,000	36,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	198,100	173,100	25,000

		$2,355,900	$2,017,200	$338,700

Total amortization expense was $61,300 and $61,100 for the three months ended December 31, 2018 and 2017, respectively and $122,300 and $122,200 for the six months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, estimated future amortization expense related to intangible assets is $64,700 for the remainder of the fiscal year ending June 30, 2019, $66,400 for fiscal 2020, $49,100 for fiscal 2021, $26,100 for fiscal 2022, $9,800 for fiscal 2023, and $6,500 thereafter.

7. Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	For the Three Month Period Ended December 31, 2018	For the Three Month Period Ended December 31, 2017	For the Six Month Period Ended December 31, 2018	For the Six Month Period Ended December 31, 2017

Net income (loss)	$118,400	$(81,000)	$260,500	$(313,600)

Weighted average common shares outstanding	1,494,112	1,494,112	1,494,112	1,494,112
Effect of dilutive securities	18,839	-	11,368	-
Weighted average dilutive common shares outstanding	1,512,951	-	1,505,480	-

Basic earnings (loss) per common share	$.08	$(.05)	$.17	$(.21)
Diluted earnings (loss) per common share	$.08	$(.05)	$.17	$(.21)

Approximately 82,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three and six month periods ended December 31, 2017, because the effect would be anti-dilutive.

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

Overview.
The Company reflected income before income tax expense of $148,800 for the three months ended December 31, 2018 compared to $16,400 for the three months ended December 31, 2017, primarily due to an increase in earned royalties by the Bioprocessing Systems Operations and reduced losses by the Catalyst Research Instruments Operations. The Company reflected income before income tax of $326,400 for the six months ended December 31, 2018 compared to a loss before income tax of $290,100 for the six months ended December 31, 2017 due to increases in revenues and profits across all business segments as described further under “Results of Operations”. The results reflected total non-cash amounts for depreciation and amortization of $76,000 and $151,900 for the three and six month periods ended December 31, 2018 compared to $77,000 and $154,100 for the corresponding three and six month periods in 2017.

Results of Operations.

The Three Months Ended December 31, 2018 Compared with The Three Months Ended December 31, 2017

Net revenues for the three months ended December 31, 2018 increased $270,800 (14.3%) to $2,163,200 from $1,892,400 for the three months ended December 31, 2017, reflecting increased sales of benchtop laboratory equipment of $116,900 resulting primarily from sales of Torbal brand products, an increase of $73,700 in net sales of catalyst research instruments due to sales of custom products, and an increase in earned bioprocessing royalties of $80,200 due to higher royalties earned overseas. The benchtop laboratory equipment sales reflected $458,700 of Torbal brand product sales for the three months ended December 31, 2018, compared to $359,900 in the three months ended December 31, 2017.

As of December 31, 2018, the order backlog for catalyst research instruments was $617,400, substantially all of which is expected to be shipped during fiscal year ending June 30, 2019, compared to $752,500 as of December 31, 2017.

The overall gross profit percentage for the three months ended December 31, 2018 increased to 45.1% compared to 40.5% for the three months ended December 31, 2017 due to higher sales and lower labor and overhead costs by the Catalyst Research Instruments Operations.

General and administrative expenses for the three months ended December 31, 2018 increased by $54,200 (13.3%) to $462,100 compared to $407,900 for the three months ended December 31, 2017, due to various small increases in expenses by the Benchtop Laboratory Equipment Operations and the Catalyst Research Instruments Operations..

Selling expenses for the three months ended December 31, 2018 increased $33,600 (15.7%) to $248,200 from $214,600 for the three months ended December 31, 2017, due to higher sales and marketing related expenses for the Benchtop Laboratory Equipment Operations.

Research and development expenses decreased by $23,500 (17.7%) to $109,400 for the three months ended December 31, 2018 compared to $132,900 for the three months ended December 31, 2017, primarily due to decreased new product development costs incurred by the Benchtop Laboratory Equipment Operations related to the Torbal Scales Division’s new automated pill counter anticipated to be launched in autumn 2019.

Total other income (expense), net was ($7,200) for the three months ended December 31, 2018 compared to $6,100 for the three months ended December 31, 2017 due to realized holding losses on investment securities.

The Company reflected an income tax expense of $30,400 for the three months ended December 31, 2018 compared to income tax expense of $97,400 for the three months ended December 31, 2017, primarily as a result of the expected lower corporate tax rate under the  Tax Cuts and jobs Act passed by the U.S. Congress and signed into law on
December 22, 2017.

As a result of the foregoing, the Company recorded net income of $118,400 for the three months ended December 31, 2018 compared to a net loss of ($81,000) for the three months ended December 31, 2017.

The Six Months Ended December 31, 2018 Compared with The Six Months Ended December 31, 2017

Net revenues for the six months ended December 31, 2018 increased $1,028,500 (32.4%) to $4,201,800 from $3,173,300 for the six months ended December 31, 2018, reflecting an increase of $609,500 in net sales of benchtop laboratory equipment resulting from increased orders for Genie and Torbal brand products, an increase of $262,300 in net sales of catalyst research instruments derived from custom products, and an increase of $156,700 in bioprocessing royalties. The benchtop laboratory equipment sales reflected $884,000 of Torbal brand product sales for the six months ended December 31, 2018, compared to $664,200 in the six months ended December 31, 2017.

The overall gross profit percentage for the six months ended December 31, 2018 was 45.7% compared to 38.4% for the six months ended December 31, 2017 as a result of the higher sales and fixed overhead of the Benchtop Laboratory Equipment Operations and improved gross margins by the Catalyst Research Instruments Operations.

General and administrative expenses for the six months ended December 31, 2018 increased $42,300 (5.1%) to $878,600 from $836,300 for the six months ended December 31, 2017 due to various increases in administrative expenses by the Benchtop Laboratory Equipment Operations and the Catalyst Research Instrument Operations.

Selling expenses for the six months ended December 31, 2018 increased $68,700 (16.5%) to $484,300 from $415,600 for the six months ended December 31, 2017, due to increased marketing efforts and sales commissions related to the Benchtop Laboratory Equipment Operations.

Research and development expenses decreased by $35,300 (13.5%) to $226,700 for the six months ended December 31, 2018 compared to $262,000 for the six months ended December 31, 2017, primarily due to decreased new product development activities by the Benchtop Laboratory Equipment Operations related to the Torbal Scales Division’s new automated pill counter anticipated to be launched in the autumn 2019.

Total other income (expense), net was $(5,400) for the three months ended December 31, 2018 compared to $6,400 for the three months ended December 31, 2017 principally due to realized losses on investment securities.

The Company reflected income tax expense of $65,900 for the six months ended December 31, 2018 compared to $23,500 for the six months ended December 31, 2017, primarily due to higher income.

As a result of the foregoing, the Company recorded net income of $260,500 for the six months ended December 31, 2018 compared to a net loss of ($313,600) for the six months ended December 31, 2017.

Liquidity and Capital Resources. Cash and cash equivalents increased by $305,000 to $1,358,100 as of December 31, 2018 from $1,053,100 as of June 30, 2018 primarily due to income during the period.

Net cash provided by operating activities was $397,300 for the six months ended December 31, 2018 compared to $133,700 used during the six months ended December 31, 2017. The current period reflected higher income and accounts receivable balances. Net cash used in investing activities was $14,300 for the six months ended December 31, 2018 compared to $84,600 used during the six months ended December 31, 2017 principally due to lower capital equipment purchases during the current year period by the Benchtop Laboratory Equipment Operations. The Company used $78,000 in financing activities in the six months ended December 31, 2018 compared to $106,100 in the six months ended December 31, 2017 mainly due to contingent consideration payments in the prior year.

The Company's working capital increased by $535,100 to $4,653,300 as of December 31, 2018 compared to $4,118,200, as of June 30, 2018 mainly due to the income during the period.

The Company has a Demand Line of Credit through December 2019 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of December 31, 2018 no borrowings were outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending December 31, 2019 from its available financial resources including the lines of credit, its cash and investment securities, and operations.

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

Reports on Form 8-K:

Report dated January 25, 2019 reporting under items 1.01, 5.02, 5.07, and 9.01

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2019	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer