Form 10-Q
period 2019-03-31
SCIENTIFIC INDUSTRIES INC
filed 2019-05-14
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of May 3, 2019 is 1,494,112 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2019	June 30, 2018
Current assets:	(Unaudited)
Cash and cash equivalents	$1,354,200	$1,053,100
Investment securities	325,100	314,700
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at March 31, 2019 and June 30, 2018	2,000,400	1,444,100
Contract assets, current	422,300	278,200
Inventories	2,671,300	2,267,900
Prepaid expenses and other current assets	65,800	33,500
Total current assets	6,839,100	5,391,500

Property and equipment, net	281,200	199,500

Intangible assets, net	189,800	338,700

Goodwill	705,300	705,300

Contract assets, less current portion	-	245,400

Other assets	52,500	52,500

Deferred taxes	463,400	392,600

Total assets	$8,531,300	$7,325,500
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$451,400	$428,000
Accrued expenses and taxes, current portion	806,500	657,700
Bank line of credit	50,000	-
Contract liabilities	227,800	63,800
Contingent consideration, current portion	311,000	118,000
Notes payable	700	5,800
Total current liabilities	1,847,400	1,273,300

Accrued expenses, less current portion	-	60,000
Contingent consideration payable, less current portion	664,000	290,000

Total liabilities	2,511,400	1,623,300
Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued 1,513,914, outstanding 1,494,112, at March 31, 2019 and June 30, 2018	75,700	75,700
Additional paid-in capital	2,575,800	2,545,900
Accumulated other comprehensive gain (loss)	(12,300)	1,200
Retained earnings	3,433,100	3,131,800
	6,072,300	5,754,600
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	6,019,900	5,702,200

Total liabilities and shareholders’ equity	$8,531,300	$7,325,500

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended March 31,	For the Three Month Period Ended March 31,	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2019	2018	2019	2018

Revenues	$3,053,500	$2,099,300	$7,255,300	$5,272,600

Cost of revenues	1,972,400	1,331,500	4,252,700	3,287,300

Gross profit	1,081,100	767,800	3,002,600	1,985,300

Operating expenses:
General and administrative	492,400	470,200	1,371,000	1,306,600
Selling	282,100	263,800	766,400	679,500
Research and development	120,900	117,700	347,600	379,700

Total operating expenses	895,400	851,700	2,485,000	2,365,800

Income (loss) from operations	185,700	(83,900)	517,600	(380,500)

Other income (expense):
Interest income	300	-	3,100	5,600
Other income, net	8,100	500	600	1,900
Interest expense	(600)	(500)	(1,400)	(1,100)

Total other income, net	7,800	-	2,300	6,400

Income (loss) before income tax expense (benefit)	193,500	(83,900)	519,900	(374,100)

Income tax expense (benefit):
Current	179,700	9,700	233,600	17,800
Deferred	(79,800)	(55,900)	(67,800)	(40,400)

Total income tax expense (benefit)	99,900	(46,200)	165,800	(22,600)

Net income (loss)	$93,600	$(37,700)	$354,100	$(351,500)

Basic earnings (loss) per common share	$.06	$(.03)	$.24	$(.24)

Diluted earnings (loss) per common share	$.06	$(.03)	$.23	$(.24)

Cash dividends declared per common share	$-	$-	$.05	$-

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Month Period Ended March 31,	For the Three Month Period Ended March 31	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2019	2018	2019	2018

Net income (loss)	$93,600	$(37,700)	$354,100	$(351,500)

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period net of tax	7,500	(5,100)	(13,500)	(900)

Comprehensive income (loss)	$101,100	$(42,800)	$340,600	$(352,400)

See notes to unaudited condensed consolidated financial statements.

  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
Fiscal Year 2019	Shares	Amount	Capital	Gain (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2018	1,513,914	$75,700	$2,545,900	$1,200	$3,131,800	19,802	$52,400	$5,702,200

Cumulative effect of the adoption of	-	-	-	-	22,000	-	-	22,000
ASU 2016-01 – Financial Instruments

Net income	-	-	-	-	142,000	-	-	142,000

Cash dividend declared, $.05	-	-	-	-	(74,700)	-	-	(74,700)

Unrealized holding loss on investment securities, net of tax	-	-	-	(18,100)	-	-	-	(18,100)

Stock-based compensation	-	-	8,700	-	-	-	-	8,700

Balance, September 30, 2018	1,513,914	75,700	2,554,600	(16,900)	3,221,100	19,802	52,400	5,782,100

Net income	-	-	-	-	118,400	-	-	118,400

Unrealized holding loss on investment securities, net of tax	-	-	-	(2,900)	-	-	-	(2,900)

Stock-based compensation	-	-	9,500	-	-	-	-	9,500

Balance, December 31, 2018	1,513,914	75,700	2,564,100	(19,800)	3,339,500	19,802	52,400	5,907,100

Net income	-	-	-	-	93,600	-	-	93,600

Unrealized holding gain on investment securities, net of tax	-	-	-	7,500	-	-	-	7,500

Stock-based compensation	-	-	11,700	-	-	-	-	11,700

Balance, March 31, 2019	1,513,914	$75,700	$2,575,800	$(12,300)	$3,433,100	19,802	$52,400	$6,019,900

  See notes to unaudited condensed consolidated financial statements.

  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
Fiscal Year 2018	Shares	Amount	Capital	Gain (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2017	1,513,914	$75,700	$2,515,900	$(3,500)	$3,292,300	19,802	$52,400	$5,828,000

Net loss	-	-	-	-	(232,600)	-	-	(232,600)

Unrealized holding gain on investment securities, net of tax	-	-	-	2,600	-	-	-	2,600

Stock-based compensation	-	-	6,300	-	-	-	-	6,300

Balance, September 30, 2017	1,513,914	75,700	2,522,200	(900)	3,059,700	19,802	52,400	5,604,300

Net loss	-	-	-	-	(81,000)	-	-	(81,000)

Unrealized holding gain on investment securities, net of tax	-	-	-	1,600	-	-	-	1,600

Stock-based compensation	-	-	6,200	-	-	-	-	6,200

Tax benefit of stock option exercised	-	-	8,000	-	-	-	-	8,000

Balance, December 31, 2017	1,513,914	75,700	2,536,400	700	2,978,700	19,802	52,400	5,539,100

Net loss	-	-	-	-	(37,900)	-	-	(37,900)

Unrealized holding loss on investment securities, net of tax	-	-	-	(5,100)	-	-	-	(5,100)

Stock-based compensation	-	-	6,100	-	-	-	-	6,100

Balance, March 31, 2018	1,513,914	$75,700	$2,542,500	$(4,400)	$2,940,800	19,802	$52,400	$5,502,200

  See notes to unaudited condensed consolidated financial statements.

  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$354,100	$(351,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of investments	5,000	-
Depreciation and amortization	218,200	230,100
Deferred income tax expense	(70,800)	(39,400)
Unrealized holding gain on investments	(4,200)	-
Income tax benefit of stock options exercised	-	8,000
Stock-based compensation	29,900	18,600
Change in fair value of contingent consideration	567,000	445,700
Changes in operating assets and liabilities:
Trade accounts receivable	(556,300)	(227,700)
Contract assets	101,300	-
Inventories	(403,400)	(740,400)
Prepaid and other current assets	(32,300)	(12,000)
Accounts payable	23,400	255,200
Contract liabilities	164,000	356,000
Accrued expenses and taxes	88,800	(92,800)

Total adjustments	130,600	201,300

Net cash provided by (used in) operating activities	484,700	(150,200)

Investing activities:
Sale of investment securities, available-for-sale	72,400	-
Purchase of investment securities, available-for-sale	(75,200)	(14,500)
Capital expenditures	(129,600)	(70,500)
Purchase of intangible assets	(21,400)	(3,600)

Net cash used in investing activities	(153,800)	(88,600)

Financing activities:
Line of credit proceeds	50,000	40,000
Payments for contingent consideration	-	(142,700)
Cash dividend declared and paid	(74,700)	-
Principal payments on notes payable	(5,100)	(5,000)

Net cash used in financing activities	(29,800)	(107,700)

Net increase (decrease) in cash and cash equivalents	301,100	(346,500)

Cash and cash equivalents, beginning of year	1,053,100	1,025,100

Cash and cash equivalents, end of period	$1,354,200	$678,600

Cash paid during the period for:
Income taxes	$59,200	$16,000
Interest	1,400	1,100

See notes to unaudited condensed consolidated financial statements.

  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30,2018. The results for the three months and nine months ended March 31, 2019  are not necessarily an indication of the results for the full fiscal year ending June 30, 2019.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of theentire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  The Company expects that the adoption of this ASU will have no material inpact to the Company's financial statement.

Adopted Accounting Pronouncements

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations, evaluating distinct performance obligations, treatment of shipping and handling costs, and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The Company adopted the provisions of these pronouncements on July 1, 2018, using the modified retrospective approach. Revenue from the Company’s sales continue to generally be recognized when products are shipped (i.e. point in time). As such, the adoption of ASU 2016-10 had no material impact to the Company’s financial position or results of operations; however, the Company has now presented the disclosures required by this new standard, refer to Note 2.

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

Reclassification

Trade accounts receivable, current of $422,300 and $278,200, and trade accounts receivable, long term of $245,400 for the year ended June 30, 2018 were reclassified to contract assets, current; and contract assets, less current portion, respectively, on the balance sheet as of
March 31, 2019 and June 30, 2018. Customer advances of $63,800 were reclassified to contract liabilities as of March 31, 2019 and June 30, 2018.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2019:

Revenues	$1,732,400	$508,600	$812,500	$-	$3,053,500

Foreign Sales	682,300	346,400	-	-	1,028,700

Income (Loss) From Operations	57,900	(35,200)	163,000	-	185,700

Assets	4,656,600	1,583,100	1,503,100	788,500	8,531,300

Long-Lived Asset Expenditures	132,900	1,000	2,900	-	136,800

Depreciation and Amortization	56,500	200	9,600	-	66,300

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2018:

Revenues	$1,550,700	$110,700	$437,900	$-	$2,099,300

Foreign Sales	620,200	105,400	-	-	725,600

Income (Loss) From Operations	78,200	(74,400)	(87,700)	-	(83,900)

Assets	3,930,600	1,680,800	893,300	853,600	7,358,300

Long-Lived Asset Expenditures	4,500	-	-	-	4,500

Depreciation and Amortization	67,400	(800)	9,400	-	76,000

Approximately 41% and 53% of total benchtop laboratory equipment sales (23% and 39% of total revenues) for the three month periods ended March 31, 2019 and 2018, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 30% and 21% of total benchtop laboratory equipment sales (17% and 16% of total revenues) were derived from the Torbal Scales Division for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, respectively, three customers accounted for approximately 22% and 26% of net sales of the Benchtop Laboratory Equipment Operations (12% and 19% of the Company’s total revenues, respectively).

Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to five and two customers during the three months ended March 31, 2019 and 2018, respectively, accounted for approximately 86% and 89% of the Catalyst Research Instrument Operations’ revenues and 14% and 5% of the Company’s total revenues, respectively.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2019:

Revenues	$5,227,500	$953,200	$1,074,600	$-	$7,255,300

Foreign Sales	2,061,600	711,600	-	-	2,773,200

Income (Loss) From Operations	382,100	(146,400)	281,900	-	517,600

Assets	4,656,600	1,583,100	1,503,100	788,500	8,531,300

Long-Lived Asset Expenditures	145,900	2,200	2,900	-	151,000

Depreciation and Amortization	189,200	600	28,400	-	218,200

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2018:

Revenues	$4,436,300	$293,000	$543,300	$-	$5,272,600

Foreign Sales	1,937,800	114,400	-	-	2,052,200

Income (Loss) From Operations	106,300	(361,900)	(124,900)	-	(380,500)

Assets	3,930,600	1,680,800	893,300	853,600	7,358,300

Long-Lived Asset Expenditures	69,700	1,900	2,500	-	74,100

Depreciation and Amortization	199,300	2,700	28,100	-	230,100

Approximately 47% and 51% of total benchtop laboratory equipment sales (34% and 43% of total revenues) for both the nine month periods ended March 31, 2019 and 2018, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 27% and 22% of total benchtop laboratory equipment sales (19% of total revenues for both periods) were derived from the Torbal Scales Division for both the nine months ended March 31, 2019 and 2018, respectively. For the nine months ended March 31, 2019 and 2018, respectively, three customers accounted for approximately 22% and 15% of net sales of the Benchtop Laboratory Equipment Operations (16% and 12% of the Company’s total revenues), respectively.

Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to eight and three customers during the nine months ended March 31, 2019 and 2018, accounted for approximately 88% and 79% of the Catalyst Research Instrument Operations’ revenues and 12% and 4% of the Company’s total revenues, respectively.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2019 and June 30, 2018 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 31, 2019	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,354,200	$1,354,200	$-	$-
Available-for- sale securities	325,100	325,100	-	-

Total	$1,679,300	$1,679,300	$-	$-

Liabilities:

Contingent consideration	$975,000	$-	$-	$975,000

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2018	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,053,100	$1,053,100	$-	$-
Available-for-sale securities	314,700	314,700	-	-

Total	$1,367,800	$1,367,800	$-	$-

Liabilities:

Contingent consideration	$408,000	$-	$-	$408,000

The following table sets forth an analysis of changes during the nine months ended March 31, 2019 and 2018 in Level 3 financial liabilities of the Company:

	2019	2018
Beginning balance	$408,000	$297,000
Increase in contingent consideration liability	567,000	445,700
Payments	-	(142,700)

Ending balance	$975,000	$600,000

Investments in marketable securities classified as available-for-sale by security type at March 31, 2019 and June 30, 2018 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At March 31, 2019:
Available-for-sale:
Equity securities	$48,700	$74,700	$26,000
Mutual funds	288,700	250,400	(38,300)

	$337,400	$325,100	$(12,300)

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2018:
Available-for-sale:
Equity securities	$45,700	$67,800	$22,100
Mutual funds	267,800	246,900	(20,900)

	$313,500	$314,700	$1,200

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

	March 31, 2019	June 30, 2018

Raw materials	$1,615,800	$1,488,000
Work-in-process	412,400	352,700
Finished goods	643,100	427,200

	$2,671,300	$2,267,900

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at March 31, 2019 and June 30, 2018, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At March 31, 2019:

Technology, trademarks	5/10 yrs.	$662,800	$661,600	$1,200
Trade names	6 yrs.	140,000	118,600	21,400
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	304,800	52,200
Sublicense agreements	10 yrs.	294,000	216,800	77,200
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	219,400	181,600	37,800

		$2,377,200	$2,187,400	$189,800

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2018:

Technology, trademarks	5/10 yrs.	$662,800	$613,400	$49,400
Trade names	6 yrs.	140,000	101,100	38,900
Websites	5 yrs.	210,000	182,000	28,000
Customer relationships	9/10 yrs.	357,000	294,800	62,200
Sublicense agreements	10 yrs.	294,000	194,800	99,200
Non-compete agreements	5 yrs.	384,000	348,000	36,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	198,100	173,100	25,000

		$2,355,900	$2,017,200	$338,700

Total amortization expense was $47,900 and $61,200 for the three months ended March 31, 2019 and 2018, respectively and $170,200 and $183,400 for the nine months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, estimated future amortization expense related to intangible assets is $16,600 for the remainder of the fiscal year ending June 30, 2019, $66,400 for fiscal 2020, $49,100 for fiscal 2021, $26,100 for fiscal 2022, $9,800 for fiscal 2023, and $21,800 thereafter.

7. Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018	For the Nine Month Period Ended March 31, 2019	For the Nine Month Period Ended March 31, 2018

Net income (loss)	$93,600	$(37,700)	$354,100	$(351,500)

Weighted average common shares outstanding	1,494,112	1,494,112	1,494,112	1,494,112
Effect of dilutive securities	23,007	-	15,248	-
Weighted average dilutive common shares outstanding	1,517,119	1,494,112	1,509,360	1,494,112

Basic earnings (loss) per common share	$.06	$(.03)	$.24	$(.24)

Diluted earnings (loss) per common share	$.06	$(.03)	$.23	$(.24)

Approximately 1,750 and 82,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three and nine month periods ended March 31, 2019 and 2018, respectively, because the effect would be anti-dilutive.

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

Overview.
The Company reflected income before income tax expense of $193,500 for the three months ended March 31, 2019 compared to a loss before income tax benefit of $83,900 for the three months ended March 31, 2018, primarily due to an increase in earned royalties by the Bioprocessing Systems Operations and reduced losses by the Catalyst Research Instruments Operations. The Company reflected income before income tax of $519,900 for the nine months ended March 31, 2019 compared to a loss before income tax benefit of $374,100 for the nine months ended March 31, 2018 due to increases in revenues and profits across all business segments as described further under “Results of Operations”. The results reflected total non-cash amounts for depreciation and amortization and contingent consideration liability adjustments of $633,300 and $785,200 for the three and nine month periods ended March 31, 2019 compared to $521,700 and $675,800 for the corresponding three and nine month periods in 2018.

Results of Operations.

The Three Months Ended March 31, 2019 Compared with The Three Months Ended March 31, 2018

Net revenues for the three months ended March 31, 2019 increased $954,200 (45.5%) to $3,053,500 from $2,099,300 for the three months ended March 31, 2018, reflecting increased earned bioprocessing royalties of $374,600, increased sales of catalyst research instruments of $397,900, and increased sales of benchtop laboratory equipment of $181,700. The benchtop laboratory equipment sales reflected $522,400 of Torbal brand product sales for the three months ended March 31, 2019 compared to $328,800 in the three months ended March 31, 2018. The Bioprocessing Systems Operations benefitted from increased royalties, primarily in Europe, and the Catalyst Research Instruments benefitted from increased sales of custom products. As of March 31, 2019, the order backlog for catalyst research instruments was $834,300, substantially all of which is expected to ship during fiscal year ending June 30, 2019, compared to $1,175,800 as of March 31, 2018.

The overall gross profit percentage for the three months ended March 31, 2019 was 35.4% compared to 36.6% for the three months ended March 31, 2018.

General and administrative expenses for the three months ended March 31, 2019 increased by $22,200 (4.7%) to $492,400 compared to $470,200 for the three months ended March 31, 2018, primarily due to increased routine legal expenses and fees paid to directors for Board of Directors meetings as compared to the same period last year.

Selling expenses for the three months ended March 31, 2019 increased $18,300 (6.9%) to $282,100 from $263,800 for the three months ended March 31, 2018, due principally to sales commissions paid for catalyst research instruments sales.

Research and development expenses amounted to $120,900 for the three months ended March 31, 2019 compared to $117,700 for the three months ended March 31, 2018.

Total other income, net was $7,800 for the three months ended March 31, 2019 compared to $0 for the three months ended March 31, 2018 due to gains on redemptions of investment securities.

The Company reflected income tax expense of $99,900 for the three months ended March 31, 2019 compared to income tax benefit of $46,200 for the three months ended March 31, 2018, primarily resulting from the income for the current period.

As a result of the foregoing, the Company recorded net income of $93,600 for the three months ended March 31, 2019 compared to a net loss of ($37,700) for the three months ended March 31, 2018.

The Nine Months Ended March 31, 2019 Compared with The Nine Months Ended March 31, 2018

Net revenues for the nine months ended March 31, 2019 increased $1,982,700 (37.6%) to $7,255,300 from $5,272,600 for the nine months ended March 31, 2018, reflecting an increase of $791,200 in net sales of benchtop laboratory equipment resulting from increased orders for Genie and Torbal brand products, an increase of $660,200 in net sales of catalyst research instruments derived from sales of custom products, and an increase of $531,300 in bioprocessing earned royalties. The benchtop laboratory equipment sales reflected $1,406,400 of Torbal brand product sales for the nine months ended March 31, 2019, compared to $993,000 in the nine months ended March 31, 2018.

The overall gross profit percentage for the nine months ended March 31, 2019 was 41.4% compared to 37.7% for the nine months ended March 31, 2018 mainly as a result of the higher sales and improved gross margins by the Catalyst Research Instruments Operations and increased royalties earned by the Bioprocessing Systems Operations.

General and administrative expenses for the nine months ended March 31, 2019 increased $64,400 (4.9%) to $1,371,000 from $1,306,600 for the nine months ended March 31, 2018, mainly due to various increases in administrative expenses by the Benchtop Laboratory Equipment Operations, including routine legal expenses and fees paid to the directors for
Board of Directors meetings compared to the same period last year.

Selling expenses for the nine months ended March 31, 2019 increased $86,900 (12.8%) to $766,400 from $679,500 for the nine months ended March 31, 2018, due to increased online advertising for the Torbal product line and sales commissions related to the Benchtop Laboratory Equipment Operations.

Research and development expenses decreased by $32,100 (8.5%) to $347,600 for the nine months ended March 31, 2019 compared to $379,700 for the nine months ended March 31, 2018, primarily due to decreased new product development activities by the Benchtop Laboratory Equipment Operations related to the Torbal Scales Division’s new automated pill counter anticipated to be launched in autumn of 2019.

Total other income was $2,300 for the nine months ended March 31, 2019 compared to $6,400 for the nine months ended March 31, 2018 primarily due to lower income on investment securities.

The Company reflected income tax expense of $165,800 for the nine months ended March 31, 2019 compared to an income tax benefit of $22,600 for the nine months ended March 31, 2018, primarily due to the income during the period.

As a result of the foregoing, the Company recorded net income of $354,100 for the nine months ended March 31, 2019 compared to a net loss of ($351,500) for the nine months ended March 31, 2018.

Liquidity and Capital Resources. Cash and cash equivalents increased by $301,100 to $1,354,200 as of March 31, 2019 from $1,053,100 as of June 30, 2018 primarily due to income during the period.

Net cash provided by operating activities was $484,700 for the nine months ended March 31, 2019 compared to $150,200 used during the nine months ended March 31, 2018. The current period reflected higher income, and decreased change in the use of cash for inventories and accounts payable compared to the last period, partially offset by change in accounts receivable balances. Net cash used in investing activities was $153,800 for the nine months ended March 31, 2019 compared to $88,600 used during the nine months ended March 31, 2018 primarily due to increased capital equipment purchases during the current period by the Benchtop Laboratory Equipment Operations. The Company used $29,800 in financing activities in the nine months ended March 31, 2019 compared to $107,700 in the nine months ended March 31, 2018 mainly due to contingent consideration payments of $142,700 in the prior year.

The Company's working capital increased by $873,500 to $4,991,700 as of March 31, 2019 compared to $4,118,200, as of June 30, 2018 primarily due to the income during the period.

The Company has a Demand Line of Credit through December 2019 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 5.50%. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles.  As of March 31, 2019, $50,000 was outstanding under the line which was repaid in April 2019.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending March 31, 2020 from its available financial resources including the lines of credit, its cash and investment securities, and operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's management performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2019, because of the identification of a material weakness in internal control over financial reporting which related to the accounting for the fair market value of a contingent consideration liability related to its Bioprocessing Systems Operations. Notwithstanding the material weakness that existed as of March 31, 2019, the Chief Executive and Chief Financial Officer of the Company has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America ("GAAP").

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2019	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer