Form 10-K
period 2019-06-30
SCIENTIFIC INDUSTRIES INC
filed 2019-10-04
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Title of Class
Common stock, $.05 par value

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ☐Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 6, 2019 is $8,035,000.

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of September 6, 2019 is 1,494,112 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SCIENTIFIC INDUSTRIES, INC.

Forward Looking Statements. The Company and its representatives may from time to time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in its filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases "will likely result", “will be”, “will”, "are expected to", "will continue to", "is anticipated", "estimate", "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

PART I

Item 1. Business.

General.Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (which along with its subsidiaries, the “Company”) is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment (“Benchtop Laboratory Equipment”), customized catalyst research instruments (“Catalyst Research Instruments”) under its wholly-owned subsidiary, Altamira Instruments, Inc. (“Altamira”) and through its wholly-owned subsidiary Scientific Bioprocessing, Inc. (“SBI”), the licensing and development of bioprocessing systems and products (“Bioprocessing Systems”). The Company’s products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, petrochemical companies and other industries performing laboratory-scale research.

Operating Segments. The Company views its operations as three segments: the manufacture and marketing of standard Benchtop Laboratory Equipment for research and sample preparation in university, pharmacy and industrial laboratories sold primarily through laboratory equipment distributors and online; the manufacture and marketing of custom-made Catalyst Research Instruments for universities, government laboratories, and chemical and petrochemical companies; and the development and sublicensing of bioprocessing systems for research in university and industrial laboratories. For certain financial information regarding the Company’s operating segments, see Note 2 to the consolidated financial statements included under Item 8.

Products.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold under the “Genie ™” brand, and pharmacy and laboratory balances and scales, force gauges, and moisture analyzers under the “Torbal®” brand. Sales of the Company’s principal product, the Vortex-Genie® 2 Mixer, excluding accessories, represented approximately 32% and 37% of the Company’s total net revenues for each of the fiscal years ended June 30, 2019 (“fiscal 2019”) and June 30, 2018 (“fiscal 2018”), and 46% and 48% of the segment’s sales for fiscal 2019 and fiscal 2018, respectively.

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

Altamira’s other Catalyst Research Instrument products include reactor systems, high throughput systems and micro-activity reactors, including the Company’s BenchCAT™ custom reactor systems. They are available with single and multiple reactor paths and with reactor temperatures up to 1,200 degrees Celsius. The systems feature multiple gas flows, are available in gas and gas/liquid configurations, and feature one or more stand-alone personal computers with the LabVIEW®-based control software.

Bioprocessing Systems. The Company, through SBI, sublicenses the patents and technology it holds relating to bioprocessing systems exclusively under a license with the University of Maryland, Baltimore County (“UMBC”), for which it receives royalties for patents expiring through December 2023. The Company is also engaged in the design and development of bioprocessing products, principally products incorporating coaster systems using disposable sensors in vessels that include T-Flasks and shake flasks.

Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its internal engineering capabilities in areas such as industrial and electronics design.

Major Customers. Sales to three customers, principally of the Vortex-Genie 2 Mixer, represented 15% for both fiscal 2019 and fiscal 2018 of total net revenues, and 21% and 20% of Benchtop Laboratory Equipment product sales, for fiscal 2019 and fiscal 2018, respectively. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $50,000 to a limited number of customers. In fiscal 2019, sales to two customers accounted for 27% of the segment’s sales (5% of total net revenues) and in fiscal 2018 sales to four customers (one of which was a customer in 2019) accounted for 78% of the segment’s sales (13% of total net revenues).

Marketing.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products sold under the “Genie” brand are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors who sell the Company’s products through printed catalogs, websites and sales force.

The Company’s “Torbal” brand products are primarily marketed and sold online, and primarily on a direct basis, with only a few distributors. The Company also markets products through attendance at industry trade shows, trade publication advertising, brochures and catalogs, the Company’s websites, one sales manager in the U.S. and a consultant in Europe.

In general, due to the reliance on sales through distribution, it takes two to three years for a new Genie brand Benchtop Laboratory Equipment product to begin generating meaningful sales.

Catalyst Research Instruments. The Company’s Catalyst Research Instrument products are sold directly worldwide to universities, government laboratories, and chemical and petrochemical companies through its sales personnel and independent representatives engaged on a commission basis. Its marketing efforts include attendance at various trade shows, Altamira’s website, outside sales representatives and printed materials.

Bioprocessing Systems.The Company’s Bioprocessing Systems products are currently under development and will be offered both directly and through distribution worldwide to university, industrial and government laboratories.

Assembly and Production. The Company has an operating facility in Bohemia, New York at which its Benchtop Laboratory Equipment operations are conducted and one in Pittsburgh, Pennsylvania at which its Catalyst Research Instruments operations are conducted. The Company also has a small facility in Pittsburgh where it conducts product development and plans to operate future small scale production for the Bioprocessing Systems operations. The Company’s production operations principally involve assembly of components supplied by various domestic and international independent suppliers. The Company has not commenced production of bioprocessing products, but anticipates that its current facilities will be adequate for such purpose, although no assurances can be provided.

Patents, Trademarks and Licenses.

The Company holds a United States patent which expires in November 2022 on the MagStir Genie® and on the MultiMagStir Genie®. Two additional patents held by the Company relating to Bioprocessing Systems expire in January 2029 for a biocompatible bag with integral sensors. The last patent held by the Company expires in 2036 on an apparatus for detecting pH and dissolved oxygen. The Company also holds a patent that relates to a future vortexing product which is still in development stages. The Company has several patent applications pending. The Company does not anticipate any material adverse effect on its operations following the expiration of the patents.

The Company has various proprietary trademarks, including AMI™, BenchCAT™, Biocoaster™, BioGenie®, Cellphase®, Cellstation®, Disruptor Beads™, Disruptor Genie®, Enviro-Genie®, Genie™, Genie Temp-Shaker™, Incubator Genie™, MagStir Genie®, MegaMag Genie®, MicroPlate Genie®, MultiMagStir Genie®, Multi-MicroPlate Genie®, Orbital Genie®, QuadMag Genie®, Rotator Genie®, SBI®, Roto-Shake Genie®, Torbal®, TurboMix™, VIVID™, and Vortex-Genie®, each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

  The Company has an exclusive license from UMBC with respect to rights and know-how under a patent held by UMBC related to disposable sensor technology, which the Company further sublicenses on an exclusive basis to a German company, and non-exclusive rights held by the Company as it relates to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters. Total license fees paid or owed by the Company under this license for fiscal 2019 and fiscal 2018 amounted to $1,035,400 and $517,000, respectively.

Foreign Sales. The Company’s sales to overseas customers, principally in Asia and Europe, accounted for approximately 50% and 48% of the Company’s net revenues for fiscal 2019 and 2018, respectively. Payments are in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

Seasonality. The Company does not consider its business to be seasonal.

Backlog. Backlog for Benchtop Laboratory Equipment products is not a significant factor because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. There is no backlog for Bioprocessing Systems. The backlog for Catalyst Research Instrument products as of June 30, 2019 was $124,200, all of which is expected to be filled by June 30, 2020, as compared to a backlog of $509,600 as of June 30, 2018, all of which was filled in fiscal 2019.

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

The primary competition for the Company’s Catalyst Research Instrument products is in the form of instruments produced internally by research laboratory staff of potential customers. Major competitors in the United States include Anton Paar (which is also a customer) and Micromeritics Instrument Corporation, each a privately-held company. The Company sells instruments to Anton Paar (formerly Quantachrome Instruments) under an OEM agreement.

        The potential major competitors for the Company’s Bioprocessing Systems are Applikon Biotechnology, B.V. (Netherlands), PreSens GmbH (Germany), DASGIP Technology GmbH (Germany), and Sartorius AG (Germany).

Research and Development. The Company incurred research and development expenses, the majority of which related to its Benchtop Laboratory Equipment products, of $530,500 during fiscal 2019 compared to $520,900 during fiscal 2018. The Company expects that research and development expenditures in the fiscal year ending June 30, 2020 will increase substantially due to increased product development efforts for the Bioprocessing Systems.

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

Employees. As of September 6, 2019, the Company employed 39 persons (28 for the Benchtop Laboratory Equipment operations, 9 for the Catalyst Research Instruments operations, and 2 for the Bioprocessing Systems operations) of whom 31 were full-time, including its five executive officers. In addition, certain activities of the Bioprocessing Systems operations are being performed by employees of the Company’s other operations and consultants. None of the Company's employees are represented by any union.

Available Information. The Company’s Annual Report to Stockholders for fiscal 2019, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company’s proxy material and solicitation as it relates to the Company’s 2019 Annual Meeting of Stockholders. All the Company’s reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”), including amendments to such reports, are available on the SEC’s website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company’s public filings can be accessed through the Company’s website at https://www.scientificindustries.com/sec-filings.

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

Dependence on Major Customers

Although the Company does not depend on any one single major customer, sales to the top three Benchtop Laboratory Equipment operations customers accounted for a combined aggregate of 21% and 20% of the segment’s total sales for fiscal 2019 and 2018, respectively (15% of its total net revenues for both fiscal 2019 and 2018).

No representation can be made that the Company will be successful in retaining any of these customers, or not suffer a material reduction in sales, either of which could have an adverse effect on future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a Substantial Portion of Revenues

The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 46% and 48% of Benchtop Laboratory Equipment sales, for fiscal 2019 and fiscal 2018, (32% and 37% of total net revenues for fiscal 2019 and fiscal 2018, respectively).

The Company is a Small Participant in Each of the Industries in Which It Operates

The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($7,078,800 for fiscal 2019 and $6,403,400 for fiscal 2018) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete with on price. The Torbal line of products is also a small market participant in its industry with significant competition from well known brands.

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

The Company’s Ability to Grow and Compete Effectively Depends In Part on Its Ability to Develop and Effectively Market New Products

The Company continuously invests in development and marketing of new Benchtop Laboratory Equipment products with a view to increase revenues and reduce the Company’s dependence on the Vortex-Genie 2 Mixer, including the acquisition of the Torbal line of products in fiscal 2014. However, gross revenues derived from non Vortex-Genie Benchtop Laboratory Equipment products including Torbal products only amounted to $3,843,500 (54% of the segment’s sales and 38% of total revenues) for fiscal 2019 and $3,300,500, (52% of the segment’s sales and 39% of total revenues) for fiscal 2018. The segment’s ability to compete will depend upon the Company’s success in continuing to develop and market new laboratory equipment as to which no assurance can be given.

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

The success of the Company’s Bioprocessing Systems operation will be heavily dependent on its ability to successfully develop and produce new products. Commencing approximately in the last quarter of fiscal 2019, the Company began to commit substantial resources in the form of consulting, employees, materials, supplies, and facilities to accelerate its new product development efforts. Such products are of a complex nature in an industry that the Company does not operate in and are taking longer to develop than previously anticipated. In addition, they will be subject to beta testing by end users, which could result in design and/or production changes which could further delay development time. The Company expects the sale and marketing of these new products, at least initially, to be through the Company’s attendance at trade shows, website, online marketing, and a few select distributors. The Company plans to incur significant marketing expenditures on initial marketing of the Bioprocessing Systems products.

No assurance can be given that the Company will be successful with its new product development and that its sales and marketing programs will be sufficient to develop additional commercially feasible products which will be accepted by the marketplace, or that any distributor will include or retain any such products in its catalogs and websites.

The Company May Be Subject to General Economic, Political and Social Factors

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

As discussed in Item 1, sales to overseas customers, including sales in China, account for approximately 50% of the Company’s net revenues. The high value of the dollar relative to foreign currencies has a negative impact on sales because the Company’s products, which are paid in dollars, become more expensive to overseas customers.

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

The Company is Heavily Dependent on Outside Suppliers for the Components of Its Products

The Company purchases all its components from outside suppliers and relies on a few suppliers for some components, mostly due to cost considerations. Most of the Company’s suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country, such as current and potential future tariffs. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier. The Company seeks to mitigate the effect of the tariffs on its component costs through supplier negotiations, however, alternate suppliers are not always feasible for various reasons including complexity and cost of toolings. A shortage of such components could halt production and have a material negative effect on the Company’s operations.

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

As part of the asset purchase by SBI during fiscal 2012, the Company acquired the rights to various patents for bioprocessing products which it licenses from UMBC, however such patents expire in calendar year 2023.

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

The Company Has Limited Management Resources

The loss of services from either of Ms. Helena Santos, the Company’s President, Chief Executive, Financial Officer and Treasurer, Mr. Robert Nichols, the President of the Company’s Genie Products Division of the Benchtop Laboratory operations, Mr. Karl Nowosielski, the President of the Torbal Products Division of the Benchtop Laboratory operations, or Mr. Anthony Mitri, the President of Altamira or any material expansion of the Company’s operations could place a significant additional strain on the Company’s limited management resources and could be materially adverse to the Company’s operating results and financial condition.

The Common Stock of the Company is Thinly Traded and is Subject to Volatility

As of September 6, 2019, there were 1,494,112 shares of Common Stock of the Company outstanding, of which 424,821 (28%) were held by the directors and officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2019 on which no trades of the Company’s Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

  Item 2. Properties.

The Company’s executive office and principal manufacturing facility for its Benchtop Laboratory Equipment operations comprises approximately 19,000 square feet. This facility is located in Bohemia, New York and is held under a lease which expires in February 2025. The Company’s Catalyst Research Instruments operations are conducted from an approximately 9,000 square foot facility in Pittsburgh, Pennsylvania under a lease which expires in November 2020. The Bioprocessing Systems operations are conducted from an approximately a 1,200 square foot laboratory facility in Pittsburgh Pennsylvania under a lease which expires in November 2020. The Company has a 1,200 square foot facility in Oradell, New Jersey from where it conducts its sales and marketing functions, primarily for the Torbal Products Division of the Benchtop Laboratory Equipment operations. See Note 10 to the Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company’s operations. In the opinion of management, all properties are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4.Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2019.

PART II

Item 5.Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations for each quarter of fiscal 2018 and fiscal 2019, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended	Low Bid	High Bid
09/30/17	2.92	3.50
12/31/17	2.85	3.20
03/31/18	2.85	3.30
06/30/18	3.05	3.30
09/30/18	2.82	3.24
12/31/18	2.99	4.00
03/31/19	3.50	4.50
06/30/19	3.88	4.75

As of September 6, 2019, there were 273 record holders of the Company's Common Stock.

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

Overview.The Company reflected income before income tax expense of $776,100 for fiscal 2019 compared to income before income tax expense of $1,400 for fiscal 2018, primarily due to the increased royalty income derived by the Bioprocessing Operations and increased sales and profits of the Benchtop Laboratory Equipment operations and increased sales and a decreased loss by the Catalyst Research Instruments operations. The results reflected total non-cash amounts for depreciation, amortization, and adjustments to contingent consideration liabilities of approximately $778,500 for fiscal 2019 and approximately $714,000 for fiscal 2018.

Results of Operations. Net revenues for fiscal 2019 increased $1,718,400 (20.3%) to $10,199,800 from $8,481,400 for fiscal 2018, reflecting an increase of approximately $637,000 (95.2%) in royalties earned by the Bioprocessing Systems operations due to higher sales derived from its sublicense in Europe, an increase of approximately $675,400 (10.5%) in sales of Benchtop Laboratory Equipment derived from increased sales of new Torbal brand products and increased sales for Genie brand products in the United States, and an increase of approximately $406,000 (28.8%) in net sales of Catalyst Research Instruments, primarily to overseas customers.

        Sales of Catalyst Research Instruments are comprised of a small number of large orders, while the sales of Benchtop Laboratory Equipment are comprised of a large number of small orders. As of June 30, 2019, the order backlog for Catalyst Research Instruments was $124,200, all of which is expected to be shipped during fiscal year ending June 30, 2020, compared to $509,600 as of June 30, 2018.

        The gross profit percentage for fiscal 2019 was 42.8% compared to 38.0% for fiscal 2018. The current year reflected higher gross profit margins on sales of Catalyst Research Instruments primarily due to increased sales of higher margin custom products including more custom products at higher margins. The Company’s gross margin on Benchtop Laboratory Equipment also increased due to customer mix including more online sales that have higher margins. The Bioprocessing Systems Operations also reflected higher gross margin due to higher revenues.

        General and administrative expenses for fiscal 2019 increased by approximately $175,600 (10.0%) to $1,924,400 compared to $1,748,800 for fiscal 2018 due primarily to an increase in various items across all business segments including legal fees, director meetings due to new directors, and consulting expenses.

Selling expenses for fiscal 2019 increased approximately $178,600 (18.7%) to $1,136,100 from $957,500 for fiscal 2018, primarily due to increased sales commissions and related salaries on higher sales for both the Benchtop Laboratory Equipment operations and the Catalyst Research Instruments operations, online marketing costs for the Torbal brand products, and market research costs for the Bioprocessing Systems operations.

Research and development expenses amounted to $530,500 for fiscal 2019 compared to $520,900 for fiscal 2018. The Company increased its new product development efforts in the last quarter of fiscal 2019 for the Bioprocessing Systems operations. During the last quarter of fiscal 2019, the Company's Bioprocessing Systems operations began to expand and increased its product development efforts with the hiring of an engineer.  Since year end the Company hired two additional engineers and is committing additional resources for materials and supplies for development of Bioprocessing Systems.

Total other income (loss), net was -$5,900 for fiscal 2019 compared to $6,900 income in fiscal 2018 due to holding losses on investment securities.

The Company reflected income tax expense of $124,600 for fiscal 2019 compared to $161,900 for fiscal 2018, primarily due to lower effective tax rate.

As a result of the foregoing, the Company recorded net income of $645,600 for fiscal 2019 compared to a net loss of $160,500 for fiscal 2018.

Liquidity and Capital Resources. Cash and cash equivalents increased by $549,400 to $1,602,500 as of June 30, 2019 from $1,053,100 as of June 30, 2018.

Net cash provided by operating activities was $1,159,500 for fiscal 2019 compared to $256,900 for fiscal 2018. The current fiscal year reflected significantly higher operating income, higher accounts receivable balances, and a higher amount for change in fair value adjustment of contingent consideration. Net cash used in investing activities was $218,400 for fiscal 2019 compared to $79,500 for fiscal 2018 due mainly to new capital expenditures related to new toolings and ERP system, increased intangible asset purchases related to new patents and trademarks, and purchases of investment securities. The Company used $391,700 in financing activities in fiscal 2019 compared to $149,400 in fiscal 2018, mainly due to higher payments of contingent consideration related to the SBI acquisition and payment of a cash dividend.

The Company's working capital increased by $887,600 to $5,005,800 as of June 30, 2019 compared to $4,118,200, as of June 30, 2018, primarily due to increased cash generated from higher operating income. For fiscal 2019, the Company reclassified $245,400 of trade accounts receivable from long term to short term assets.

The Company has a Demand Line of Credit through December 2019 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 5.25%. Advances on the line are secured by a pledge of the Company’s assets including inventory, accounts receivable, chattel paper, equipment and general intangibles of the Company. As of June 30, 2019, no borrowings were outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources including the lines of credit, its cash and investment securities, and operations.  Commencing in the fourth quarter the Company began committing significant resources for the Bioprocessing Systems operations for new engineering personnel, market research, and administration. Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources including the lines of credit, its cash and investment securities, and operations.  Commencing in the fourth quarter the Company began committing significant resources for the Bioprocessing Systems operations for new engineering personnel, market research, and administration.

 Capital Expenditures. During fiscal 2019, the Company incurred $187,800 in capital expenditures. The Company expects that based on its current operations, its capital expenditures will be approximately the same for the fiscal year ending June 30, 2020.

Off-Balance Sheet Arrangements. None.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements required by this item are attached hereto on pages F1-F20.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2019 because of the identification of a material weakness in internal control over financial reporting which related to the accounting of the Company’s tax provision calculation. Notwithstanding the material weakness that existed at June 30, 2019, the Chief Executive and Chief Financial Officer of the Company has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management and the Board of Directors are committed to the continued improvement of the Company's overall system of internal controls over financial reporting.  The Company's remediation plan is to implement additional processes, controls and procedures relating to the preparation and review process of its quarterly and annual income tax provision calculation.  The Company is continuing to implement remedial measures to improve and develop internal controls, processses and procedures in the income tax provision process in order to address the material weakness.

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

The Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

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

Changes in Internal Control Over Financial Reporting. Except as otherwise discussed above, there was no change in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls.  The Company’s management, including its Chief Executive Officer and Chief Financial Officer, believes that its disclosure on controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that its disclosure on controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Not applicable.

  PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The Company has the following seven Directors:

Joseph G. Cremonese (age 84), a Director since November 2002 and Chairman of the Board since February 2006, has been, through his affiliate, a marketing consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of his affiliate, Laboratory Innovation Company, Ltd, which is a vehicle for the consulting services for the Company.

Marcus Frampton (age 39), a Director since March 2019 is the Chief Investment Officer of the Alaska Permanent Fund Corporation and serves on the Board of Directors of Twin Creeks Timber, LLC and Nyrada, Inc., a drug development company. He served as Director of Investments, Real Assets and Absolute Return of the Alaska Permanent Fund from 2016 to 2018 and Director of Investments, Private Markets of the Alaska Permanent Fund from 2012 to 2016 for the Alaska Permanent Fund Corporation.

John A. Moore (age 53), a Director since January 2019 has been providing consulting services to the Company’s subsidiary, Scientific Bioprocessing, Inc. since March 2019. Mr. Moore serves as Executive Chairman of Nyrada, Inc., a drug development company since July 2019 and prior to that served as a director with Noxopharm Limited, a drug development company, and is also the Chairman of Trialogics, a clinical trial software provider. Mr. Moore was President, Chief Executive Officer and director of Acorn Energy, Inc. from 2006 to 2016.

Grace S. Morin (age 71), a Director since December 4, 2006, had been President, Director and principal stockholder of Altamira Instruments, Inc. from December 2003 until its acquisition in November 2006 by the Company. Ms. Morin had been employed by Altamira to supervise its administrative functions at the Pittsburgh, Pennsylvania facility as a full-time employee through March 31, 2009 and since that date as a part-time consultant.

Helena R. Santos (age 55), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer, Chief Financial Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001.

James S. Segasture (age 83), a Director since 1991, has been retired for the last five years.

John F.F. Watkins (age 52), is a corporate and securities attorney and has been a member of Reitler Kailas & Rosenblatt LLC since 2002. Mr. Watkins was first elected to the Board of Directors of the Company in January 2017.

The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company as follows: the fiscal year ended June 30, 2019 - three directors (Mr. Frampton, Mr. Moore, and Ms. Morin, Class B), the fiscal year ending June 30, 2020 – two directors (Mr. Cremonese and Mr. Watkins, Class C), and the fiscal year ending June 30, 2021 - two directors (Ms. Santos and Mr. Segasture, Class A).

Board Committees

The Company has three committees – The Stock Option Committee, the Compensation Committee, and the Audit Committee, each of which is comprised of the entire Board of Directors.

Executive Officers

See above for the employment history of Ms. Santos.

Robert P. Nichols (age 58), is the President of the Genie Products Division of the Benchtop Laboratory Equipment operations and Corporate Secretary and has been employed by the Company since February 1998. Previously, he had been since May 2001, the Company’s Vice President of Engineering.

Brookman P. March (age 74), has been since July 1, 2017 Vice President of Corporate Development and Strategy and Vice President of Sales of Altamira. Previously he had been President and Director of Sales and Marketing of Altamira. He had been Vice President and a Director of Altamira from December 2003 until it was acquired by the Company in 2006. Mr. March is the husband of Ms. Morin, a Director of the Company.

Karl D. Nowosielski (age 39), is the President of the Torbal Products Division of the Benchtop Laboratory Equipment operations and Director of Marketing for the Company. He was Vice President of Fulcrum, Inc. (the seller of the Torbal Products Division assets) from 2004 until February 2014.

Anthony J. Mitri (age 37), has been the President of Altamira since May 2017. Prior to that he had been Director of Operations and Engineer since he began his employment with the Company in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that, for fiscal 2019, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a code of ethics that applies to the Executive Officers and Directors. A copy of the code of ethics can be found on the Company’s website.

Item 11.Executive Compensation.

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

The compensation at times includes grants of options under its stock option plan to the named executives. Each officer is employed pursuant to a long-term employment agreement, containing terms proposed by the Compensation Committee and approved as reasonable by the Board of Directors. The Board is cognizant that as a relatively small company, the Company has limited resources and opportunities with respect to recruiting and retaining key executives. Accordingly, the Company has relied upon long-term employment agreements and grants of stock options to retain qualified personnel.

Compensation for each of its executive officers provided by their employment agreements were based on the foregoing factors and the operating and financial results of the segments under their management.

                            The following table summarizes all compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	Changes in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (i)	Total ($) (j)
Helena R. Santos, CEO, President, CFO	2019	180,300	0	0	13,100(1)	0	0	0	4,900(5)	198,300
	2018	175,000	25,000	0	13,100(1)	0	0	0	6,700(5)	219,800

Brookman P. March, Vice President Corporate Strategy, VP, Sales of Altamira	2019	159,600	0	0	3,900(2)	0	0	0	6,400(5)	169,900
	2018	155,000	10,000	0	3,900(2)	0	0	0	6,200(5)	175,100

Anthony Mitri, President of Altamira	2019	120,000	0	0	6,500(3)	0	0	0	4,800(5)	131,300
	2018	110,000	0	0	1,600(3)	0	0	0	4,400(5)	116,000

Robert P. Nichols, President of Genie Division	2019	157,600	0	0	3,900(2)	0	0	0	6,800(5)	168,300
	2018	153,000	10,000	0	3,900(2)	0	0	0	6,300(5)	173,200

Karl D. Nowosielski President of Torbal Division and Director of Marketing	2019	163,300	10,000	0	7,400(4)	0	0	0	6,400(5)	187,100
	2018	161,700	10,000	0	7,400(4)	0	0	0	6,400(5)	185,500

(1) The amounts represent compensation expense for the stock options granted on July 1, 2017 valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The option was valued at a total of $39,200 of which $13,100 was expensed in each of fiscal 2019 and fiscal 2018.

(2) The amounts represent compensation expense for the July 1, 2017 stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The option was valued at a total of $11,800 for each individual, of which $3,900 was expensed in each of fiscal 2019 and fiscal 2018.

(3) The amounts represent compensation expense for the stock options granted on June 30, 2018 and December 31, 2017 valued utilizing the Black-Scholes-Merton options pricing model. The option was valued at a total of $10,000 and $9,500, respectively, utilizing the Black-Scholes options pricing model, of which a total of $6,500 and $1,600 was expensed in fiscal 2019 and fiscal 2018, respectively.

(4) The amounts represent compensation expense for the stock options granted on July 1, 2017, and February 26, 2017, valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The stock options were granted as part of his employment agreement. The options were valued at a total of $11,800, and $10,500, respectively, of which $7,400 was expensed in each of fiscal 2019 and 2018.

(5) The amounts represent the Company’s matching contribution under the Company’s 401(k).

 GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2019

There were no options granted to named executives during fiscal 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name (a)	Number of Securities Under- lying Unexercised Options (#) Exercisable (b)	Number of Securities Under- lying Unexercised Options (#) Unexerci- sable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Helena Santos	8,333	16,667	0	3.08	07/2027
Anthony Mitri	3,334	6,666	0	3.05-3.27	09/2018-06/2028
Brookman March	9,500	5,000	0	3.71-3.96	05/2022-07/2027
Robert Nichols	4,500	5,000	0	3.50	12/2023-07/2027
Karl Nowosielski	17,500	7,000	0	3.05-4.05	02/2024-07/2027

Employment Agreements

On July 1, 2017, the Company entered into a new employment agreement with Ms. Helena R. Santos through June 30, 2020 with the option to extend for two additional one-year periods. The agreement provides for an annual base salary for the fiscal year ended June 30, 2018 of $175,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provides for a bonus of $25,000 for the fiscal year ended June 30, 2018 and on a discretionary basis thereafter. No bonuses were granted during fiscal 2019. The agreement also provided for a grant of options to purchase 25,000 shares of the Company’s stock which were granted during the year ended June 30, 2018. The agreement does not provide for the grant of stock options in 2019.

On July 1, 2017, the Company entered into a new employment agreement with Mr. Robert P. Nichols through June 30, 2020 with the option to extend for two additional one-year periods. The agreement provides for an annual base salary for the fiscal year ended June 30, 2018 of $153,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provides for a bonus of $10,000 for the fiscal year ended June 30, 2018 and on a discretionary basis thereafter. No bonuses were granted during fiscal 2019. The agreement also provided for a grant of options to purchase 7,500 shares of the Company’s stock which were granted during the year ended June 30, 2018. The agreement does not provide for the grant of stock options in 2019.

On July 1, 2017, the Company entered into a new employment agreement with Mr. Brookman P. March through June 30, 2020 with the option to extend for two additional one-year periods. The agreement provides for an annual base salary for the fiscal year ended June 30, 2018 of $155,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provides for a bonus of $10,000 for the fiscal year ended June 30, 2018 and on a discretionary basis thereafter. No bonuses were granted during fiscal 2019. The agreement also provided for a grant of options to purchase 7,500 shares of the Company’s stock which were granted during the year ended June 30, 2018. The agreement does not provide for the grant of stock options in 2019. March is the husband of Grace S. Morin, a Director of the Company and of Altamira and a former principal stockholder of Altamira.

On July 1, 2017, the Company entered into a new employment agreement with Mr. Karl Nowosielski through June 30, 2020 with the option to extend for two additional one-year periods. The agreement provides for an annual base salary for the fiscal year ended June 30, 2018 of $157,000 with annual increases thereafter of 4% per annum. The agreement also provides for a bonus of $10,000 for the fiscal year ending June 30, 2018 and $10,000 for each subsequent year, provided a minimum 5% increase in the EBITDA of the Torbal Products Division is achieved. A bonus of $10,000 was awarded during fiscal 2019. The agreement also provided for a grant of options to purchase 7,500 shares of the Company’s stock which were granted during the year ended June 30, 2018. The agreement does not provide for the grant of stock options in 2019.

On May 16, 2017, the Company entered into a new employment agreement with Mr. Anthony Mitri through June 30, 2019 with the option to extend for one additional year period, which was exercised by mutual agreement. The agreement provides for an annual base salary for the fiscal year ended June 30, 2019 of $120,000 and $110,000 for the fiscal year ending June 30, 2018 plus incentive pay based on achievement of certain sales and income levels of Altamira Instruments, Inc. No incentive pay was earned for the fiscal year ended June 30, 2019 or 2018. The agreement also provided for the grant of stock options to purchase up to an aggregate of 10,000 shares, all of which were granted during the fiscal year ended June 30, 2018. No shares were granted during the year ended June 30, 2019.

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

Directors’ Compensation and Options

DIRECTORS’ COMPENSATION
For the Year Ended June 30, 2019

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Changes in Pension Value and Non-qualified Deferred Compensation Earnings($) (f)	Non-qualified Deferred Comp-sensation Earnings ($) (g)	All Other Comp- ensation ($) (h)	Total ($) (i)
Joseph G.Cremonese	41,200	0	0	0	0	0	43,200(1)	84,400
Marcus Frampton	2,800	0	0	0	0	0	0	2,800
John A. Moore	9,800	0	12,000	0	0	0	40,000	61,800
Grace S.Morin	20,800	0	0	0	0	0	18,200(2)	39,000
James S.Segasture	16,800	0	0	0	0	0	0	16,800
John F.F. Watkins	20,800	0	0	0	0	0	0	20,800

(1) Represents amount paid to his affiliate pursuant to a marketing consulting agreement (see Items 12 and 13).

(2) Represents compensation received for his administrative services as consultant for SBI (see items 12 and 13).

(3) Represents compensation received for her administrative services as a consultant for Altamira (see Items 12 and 13).

The Company paid each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $2,200 and a meeting fee of $2,000 for each meeting attended for fiscal 2019 and fiscal 2018, respectively. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings. Mr. Cremonese, as Chairman of the Board receives an additional fee of $1,700 per month. During fiscal 2019, total director compensation to non-employee Directors aggregated $213,600, including the consulting fees paid to Mr. Cremonese’s affiliate, Mr. Moore, and Ms. Morin.

              Mr. Moore was awarded on a monthly basis options valued at $3,000 utilizing the Black-Scholes option pricing model (a total of 6,705 options) for each of March, April, May, and June 2019 as part of his consulting agreement with the Company. Since December 1, 2003, Mr. Joseph G. Cremonese, has been awarded a total of 45,000 stock options under the Company's 2002 and 2012 Stock Option Plans of which 5,000 remain unexercised. None of the other directors have options outstanding.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2019, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.

Name	Amount and Nature of Beneficial Ownership	% of Class
Falcon Juneau, LLC 800 F Street Unit #P2 Juneau, AK 99801	77,085(1)	5.2%
Fulcrum, Inc. 100 Delawanna Avenue Clifton, NJ 07014	117,370(2)	7.9%
Joseph G. Cremonese	138,262(3)	9.2%
Marcus Frampton	2,250(4)	0.2%
John A. Moore	6,705(5)	0.0%
Grace S. Morin	97,450(6)	6.5%
Helena R. Santos	40,779(7)	2.7%
James S. Segasture	162,500(8)	10.9%
John F. F. Watkins	0	0.0%
Karl D. Nowosielski	34,183(9)	2.3%
Brookman P. March	97,450(10)	6.5%
Anthony J. Mitri	10,000(11)	0.0%
Robert P. Nichols	27,897(12)	1.9%

All directors and executive officers as a group (11 persons)	510,026(13)	32.1%

(1) Based upon form Schedule 13G filed with the Securities and Exchange Commission on January 23, 2019. Mr. Frampton, a director of the Company, has voting power over these shares.
(2) Stock ownership in conjunction with the acquisition of the Torbal division assets from Fulcrum, Inc. on February 26, 2014.
(3) 126,262 shares are owned jointly with his wife, 7,000 shares are owned by his wife, and 5,000 shares are issuable upon exercise of options.
(4) Represents shares owned by Mr. Frampton.
(5) Represents shares issuable upon exercise of options.
(6) Includes 14,500 shares issuable upon exercise of options held by her husband, Mr. March.
(7) Includes 25,000 shares issuable upon exercise of options.
(8) Shares owned jointly with his wife.
(9) Includes 9,683 stock issued in connection with the acquisition of the Torbal Division in February 2014. Includes 24,500 shares issuable upon exercise of options.
(10) Represents 82,950 shares owned by Ms. Morin, his wife and includes 14,500 shares issuable upon exercise of options.
(11) Represents shares issuable upon exercise of options.
(12) Includes 9,500 shares issuable upon exercise of options.
(13) Includes 95,205 shares issuable upon exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders	97,200	3.24	20,800
Equity Compensation plans not approved by security holders	N/A	N/A	N/A
Total	97,200	3.24	20,800

Item 13.Certain Relationships and Related Transactions and Director Independence.

Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd., has been providing independent marketing consulting services to the Company since January 1, 2003 pursuant to a consulting agreement expiring December 31, 2019. The agreement currently provides that Mr. Cremonese and his affiliate shall render, at the request of the Company, marketing consulting services for a monthly payment of $3,600. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $43,200 pursuant to the agreement for each of fiscal 2019 and 2018.

Ms. Grace S. Morin, was elected a Director in December 2007 following the sale of her 90.36% ownership interest in Altamira to the Company in November 2006. Up until March 31, 2009, Ms. Morin had been employed by Altamira as an administrative employee. Since April 1, 2009, she has provided consulting services on a part-time basis pursuant to an agreement expiring December 31, 2019 at the rate of $85 per hour, resulting in payments of $18,200 and $7,000 for fiscal 2019 and fiscal 2018, respectively. The agreement contains confidentiality and non-competition covenants.

Mr. John A. Moore, a Director since January 2019, has been providing consulting services to the Company since March 2019 pursuant to a consulting agreement which expired on August 31, 2019 but which has been renewed for an additional six months. The agreement currently provides that Mr. Moore shall render, at the request of the Company, consulting services as to the operations of Scientific Bioprocessing, Inc., a wholly-owned subsidiary of the Company for a monthly payment of $10,000 plus the issuance of stock options valued at $3,000. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $40,000 and granted options with a value of $12,000 pursuant to the agreement for fiscal 2019.

Item 14. Principal Accountant Fees and Services.

The following is a description of the fees incurred by the Company for services by the firm of Nussbaum Berg Klein & Wolpow, CPAs LLP (the “Firm”) during fiscal 2019 and fiscal 2018.

The Company incurred for the services of the Firm fees of approximately $73,000 and $70,000 for fiscal 2019 and fiscal 2018, respectively, in connection with the audit of the Company’s annual financial statements and quarterly reviews; and $7,500 and $6,000 for the preparation of the Company’s corporate tax returns for fiscal 2019 and fiscal 2018, respectively.

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

  PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. The required financial statements of the Company are attached hereto on pages F1-F20.

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

10(b)-9
Employment agreement dated July 1, 2017 by and between the Company and Ms. Santos (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and incorporated by reference thereto).

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

10(d)-11
Agreement extension dated January 23, 2019 to Amended and Restated Consulting Agreement by and between the Company and Mr. Cremonese and affiliates (filed as Exhibit 10-1 to the Company’s Current Report on Form 8-K filed on January 25, 2019, and incorporated with reference thereto).

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

10(m)-1	Agreement dated January 12, 2015 to extend Consulting Agreement (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on January 15, 2015, and incorporated by reference thereto).

10(m)-2	Agreement dated January 7, 2016 to extend Consulting Agreement (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on January 26, 2016, and incorporated by reference thereto).

10(m)-3	Agreement dated February 16, 2018 to extend Consulting Agreement (filed as Exhibit 10A-2 to the Company’s Current Report on Form 8-K filed on March 9, 2018, and incorporated by reference thereto).

10(m)-4	Agreement dated January 23, 2019 to extend Consulting Agreement (filed as Exhibit 10-2 to the Company’s Current Report on Form 8-K filed on January 25, 2019, and incorporated by reference thereto).

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

10(w)-1	Commercial Security Agreement dated July 5, 2016 by and among the Company, and First National Bank of Pennsylvania.

10(y)	Note Purchase Agreements with James Maloy dated May 7, 2015 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2015, and incorporated by reference thereto).

10(z)	Note Purchase Agreements with Grace March dated May 19, 2015 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2015, and incorporated by reference thereto).

10(aa)	Consulting Agreement dated March 1, 2019 between the Company and Mr. John A. Moore (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on March 6, 2019.

14	Code of Ethics (filed as Exhibit 14 to the Company’s Annual 10KSB filed on September 28, 2007 and incorporated by reference thereto).

21	Subsidiaries of the Registrant

Altamira Instruments, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company.

Scientific Bioprocessing, Inc., a Delaware Corporation, is a wholly-owned subsidiary of the Company since November 2011.

Scientific Packaging Industries, Inc., a New York corporation, is a wholly-owned inactive subsidiary of the Company.

31.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 04, 2019	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Helena R. Santos	President, Chief Executive Officer, Chief Financial Officer and Treasurer	October 04, 2019

Joseph G. Cremonese	Chairman of the Board	October 04, 2019

Marcus Frampton	Director	October 04, 2019

John A. Moore	Director	October 04, 2019

Grace S. Morin	Director	October 04, 2019

James S. Segasture	Director	October 04, 2019

John F.F. Watkins	Director	October 04, 2019

SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE YEARS ENDED
JUNE 30, 2019 AND 2018

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

CONTENTS

Page

Report of independent registered public accounting firm	F-1

Consolidated financial statements:

Balance sheets	F-2

Statements of operations	F-3

Statements of comprehensive income (loss)	F-4

Statements of changes in stockholders’ equity	F-5

Statements of cash flows	F-6

Notes to financial statements	F-7 – F-20

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of Scientific Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 1991.

/s/  Nussbaum Berg Klein & Wolpow, CPAs LLP
Nussbaum Berg Klein & Wolpow, CPAs LLP

Melville, New York
October 04, 2019

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND 2018

ASSETS

	2019	2018
Current assets:
Cash and cash equivalents	$1,602,500	$1,053,100
Investment securities	330,900	314,700
Trade accounts receivable, less allowance for doubtful accounts of $15,000 and $11,600, respectively	1,974,200	1,722,300
Inventories	2,592,300	2,267,900
Prepaid expenses and other current assets	91,200	33,500
Total current assets	6,591,100	5,391,500

Property and equipment, net	318,800	199,500

Intangible assets, net	175,000	338,700

Goodwill	705,300	705,300

Trade accounts receivable, less current portion	-	245,400

Other assets	54,700	52,500

Deferred taxes	431,100	392,600

Total assets	$8,276,000	$7,325,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$569,000	$428,000
Accrued expenses and taxes, current portion	608,300	657,700
Contract liabilities	-	63,800
Bank overdraft	140,000	-
Contingent consideration, current portion	268,000	118,000
Notes payable	-	5,800
Total current liabilities	1,585,300	1,273,300

Accrued expenses, less current portion	-	60,000

Contingent consideration payable, less current portion	350,000	290,000

Total liabilities	1,935,300	1,623,300

Stockholders’ equity:
Common stock, $.05 par value; 7,000,000 shares authorized; 1,513,914 shares issued; 1,494,112 shares outstanding, respectively	75,700	75,700
Additional paid-in capital	2,592,700	2,545,900
Accumulated other comprehensive income	-	1,200
Retained earnings	3,724,700	3,131,800
	6,393,100	5,754,600
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total stockholders’ equity	6,340,700	5,702,200

Total liabilities and stockholders’ equity	$8,276,000	$7,325,500
See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	2019	2018

Revenues	$10,199,800	$8,481,400

Cost of revenues	5,832,700	5,259,700

Gross profit	4,367,100	3,221,700

Operating expenses:
General and administrative	1,924,400	1,748,800
Selling	1,136,100	957,500
Research and development	530,500	520,900

Total operating expenses	3,591,000	3,227,200

Income (loss) from operations	776,100	(5,500)

Other income (expense):
Interest income	3,400	6,100
Other income (loss), net	(7,800)	2,500
Interest expense	(1,500)	(1,700)

Total other income (expense)	(5,900)	6,900

Income before income tax expense	770,200	1,400

Income tax expense:
Current	166,600	50,400
Deferred	(42,000)	111,500

Total income tax expense	124,600	161,900

Net income (loss)	$645,600	$(160,500)

Basic earnings (loss) per common share	$.43	$(.11)

Diluted earnings (loss) per common share	$.43	$(.11)

Weighted average common shares, basic	1,494,112	1,494,112

Weighted average common shares outstanding, assuming dilution (in 2019)	1,512,178	1,494,112

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	2019	2018

Net income (loss)	$645,600	$(160,500)

Other comprehensive income:
Unrealized holding gain
arising during period,
net of tax	-	4,700

Comprehensive income (loss)	$645,600	$(155,800)

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2017	1,513,914	$75,700	$2,515,900	$(3,500)	$3,292,300	19,802	$52,400	$5,828,000

Net loss	-	-	-	-	(160,500)	-	-	(160,500)

Unrealized holding gain on investment securities, net of tax	-	-	-	4,700	-	-	-	4,700

Stock-based compensation	-	-	30,000	-	-	-	-	30,000

Balance, June 30, 2018	1,513,914	75,700	2,545,900	1,200	3,131,800	19,802	52,400	5,702,200

Cumulative effect of the adoption of	-	-	-	(22,000)	22,000	-	-	-
ASU 2016-01 – Financial Instruments

Net income	-	-	-	-	645,600	-	-	645,600

Cash dividend declared and paid, $.05	-	-	-	-	(74,700)	-	-	(74,700)

Holding loss on investment securities, net of tax	-	-	-	20,800	-	-	-	20,800

Stock-based compensation	-	-	46,800	-	-	-	-	46,800

Balance, June 30, 2019	1,513,914	$75,700	$2,592,700	$-	$3,724,700	19,802	$52,400	$6,340,700

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	2019	2018

Operating activities:
Net income (loss)	$645,600	$(160,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of investment securities	13,200	-
Depreciation and amortization	257,300	305,100
Deferred income tax (benefit) expense	(38,500)	112,500
Unrealized holding gain on investment securities	(3,000)	-
Stock-based compensation	46,800	30,000
Change in fair value of contingent consideration	521,200	253,700
Changes in operating assets and liabilities:
Trade accounts receivable	(6,500)	(543,300)
Inventories	(324,400)	(306,700)
Prepaid expenses and other assets	(60,100)	46,800
Accounts payable	141,000	288,800
Contract liabilities	(63,800)	63,800
Accrued expenses and taxes	(109,300)	166,700
Bank overdraft	140,000	-

Total adjustments	513,900	417,400

Net cash provided by operating activities	1,159,500	256,900

Investing activities:
Purchase of investment securities	(157,900)	(14,500)
Redemption of investment securities	151,900	-
Capital expenditures	(187,800)	(61,400)
Purchase of intangible assets	(24,600)	(3,600)

Net cash used in investing activities	(218,400)	(79,500)

Financing activities:
Principal payments on notes payable	(5,800)	(6,700)
Cash dividend declared and paid	(74,700)	-
Line of credit proceeds	50,000	40,000
Line of credit repayments	(50,000)	(40,000)
Payments for contingent consideration	(311,200)	(142,700)

Net cash used in financing activities	(391,700)	(149,400)

Net increase in cash and cash equivalents	549,400	28,000

Cash and cash equivalents, beginning of year	1,053,100	1,025,100

Cash and cash equivalents, end of year	$1,602,500	$1,053,100

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$56,700	$16,000
Interest	$1,500	$1,700
See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

1.         Summary of Significant Accounting Policies

Nature of Operations

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment, bioprocessing products and catalyst research instruments. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment. Additionally, the Company has two other locations in Pittsburgh, Pennsylvania, where it produces a variety of custom-made catalyst research instruments and designs bioprocessing products, and an administrative facility in Oradell, New Jersey related to sales and marketing. The products sold by the Company includes mixers, shakers, stirrers, refrigerated incubators, pharmacy balances and scales, force gauges, catalyst characterization instruments, reactor systems and high throughput systems. The Company also sublicenses certain patents and technology under a license with the University of Maryland, Baltimore County, and receives royalty fees from the sublicenses.

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

Revenue Recognition

On July 1, 2018 the Company adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers, as amended” (“ASC Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of the adoption date. The adoption of the standard did not have a material impact on how the Company recognizes its revenues. In accordance with Topic 606, the Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Nature of Products and Services

We generate revenues from the following sources: (1) Benchtop Laboratory Equipment, (2) Catalyst Research Instruments, and (3) Royalties.

The following table summarizes the Company’s disaggregation of revenues for the years ended June 30, 2019 and 2018.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Consolidated
June 30, 2019:
Revenues	$7,078,800	$1,814,900	$1,306,100	$10,199,800
Foreign Sales	2,680,300	1,102,300	1,301,200	5,083,800

June 30, 2018:
Revenues	$6,403,400	$1,408,900	$669,100	$8,481,400
Foreign Sales	2,669,000	707,200	669,100	4,045,300

Benchtop laboratory equipment sales comprise primarily of standard benchtop laboratory equipment from its stock to laboratory equipment distributors, or to end users primarily via e-commerce. The sales cycle from time of receipt of order to shipment is very short varying from a day to a few weeks. Customers either pay by credit card (online sales) or Net 30-90, depending on the customer. Once the item is shipped under the FOB terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. Warranty usually comprises of one to two year parts and labor and is deemed immaterial.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

1.
Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Nature of Products and Services (Continued)

Catalyst research instrument sales comprise primarily of large instruments which begin with a standard model and then are customized to a customer’s specifications. The sales cycle can be quite long, typically ranging from one to three months, from the time an order is received to the time the instrument is shipped to the customer. Payment terms vary from customer to customer and can include advance payments which are recorded as contract liabilities. Some contracts call for training and installation, which is considered ancillary and not a material part of the contract. Due to the size and nature of the instruments, the Company subjects the instruments to an extensive factory acceptance testing process prior to shipment to ensure that they are fully operational once they reach the customer’s site. Normally, the Company warrantees its instruments for a period of twelve months for parts and labor which normally consists of replacement of small components or software support. Catalyst research instruments are never returned for repairs.

Royalty revenues pertain to royalties earned by the Company, which are paid on a calendar year basis, under a licensing agreement from a single licensee and its sublicensees. The Company is then obligated to pay 50% of all royalties received to the entity that licenses the intellectual property to the Company. During the year, the Company’s management uses its best judgement to estimate the royalty revenues earned during the period.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, a performance obligation is satisfied

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the Financial Accounting Standards Board ("FASB"), in applying ASC Topic 606: 1) All revenues are recorded net of returns, allowances, customer discounts, and incentives; 2) Although sales and other taxes are immaterial, the Company accounts for amounts collected from customers for sales and other taxes, if any, net of related amounts remitted to tax authorities; 3) The Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 4) The Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling expenses; 5) The Company is always considered the principal and never an agent, because it has full control and responsibility until title is transferred to the customer; 6) The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer such as is the case with catalyst instruments.

            Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2019, and 2018, $1,328,600 and $593,700, respectively of cash balances were in excess of such limit.

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

Contract Liabilities

Contract liabilities consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Amounts that have been invoiced are initially recorded in accounts receivable and contract liabilities. The Company invoices its customers in accordance with the terms of the underlying contract. Accordingly, the contract liabilities balance does not represent the total contract value of outstanding arrangements. Contract liabilities that are expected to be recognized during the subsequent 12-month period are recorded as current and the remaining portion as noncurrent. Customer advances of $63,800 for the year ended June 30, 2018 were reclassified to contract liabilities on the balance sheet, which was all recognized as revenue during the year ended June 30, 2019.

Investment Securities

Investment securities consist of equity securities and mutual funds with realized gains and losses recorded using the specific identification method. Changes in fair value are recorded as unrealized holding gains or losses on the income statement. We determine the cost of the investment sold based on an average cost basis at the individual security level, and record the interest income and realized gains or losses on the sale of these investments in other income (loss), net. Prior to the year ended June 30, 2019, the Company’s investment securities were classified as available-for-sale securities and measured and recorded at fair value with unrealized changes in fair value recorded through other comprehensive income.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

1.
Summary of Significant Accounting Policies (Continued)

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

Goodwill and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, “Intangibles-Goodwill and Other” (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill and long-lived assets annually as of June 30, the last day of its fiscal year, unless an event occurs that would cause the Company to believe the value is impaired at an interim date. The Company concluded as of June 30, 2019 and 2018, there was no impairment of goodwill.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, “Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets (“ASC No. 360-10”). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. The Company concluded as of June 30, 2019 and 2018, there was no impairment of long-lived assets.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $207,500 and $174,700 for the years ended June 30, 2019 and 2018, respectively.

Research and Development

Research and development costs consisting of expenses for activities that are useful in developing and testing new products, as well as expenses that may significantly improve existing products, are expensed as incurred.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

1.
Summary of Significant Accounting Policies (Continued)

Stock Compensation Plan

The Company has a ten-year stock option plan (the “2012 Plan”) which provides for the grant of options to purchase up to 100,000 shares of the Company’s Common Stock, par value $.05 per share (“Common Stock”), plus 57,000 shares under options previously granted under the 2002 Stock Option Plan of the Company (the “Prior Plan”). The 2012 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2012 Plan and options under the 2012 Plan may be granted until 2022. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. At June 30, 2019 and 2018, 20,795 and 26,000 shares respectively, of Common Stock were available for grant of options under the 2012 Plan.

Stock-based compensation is accounted for in accordance with ASC No. 718 “Compensation-Stock Compensation” (“ASC No. 718”) which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the years ended June 30, 2019 and 2018, the Company granted 6,705 and 57,500 options, respectively, to employees that had a fair value of $12,000 and $51,000, respectively. The fair value of the options granted during the years ended June 30, 2019 and 2018 were determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for the years ended June 30, 2019 and 2018 was an expected life of 10 years; risk free interest rate of 2.44% and 2.43%; volatility of 35% and 47%, and dividend yield of 1.29% and .85%, respectively. The Company declared a dividend of $0.05 per share during the year ended June 30, 2019. The Company did not declare dividends during the year ended June 30, 2018. The weighted-average value per share of the options granted during the years ended June 30, 2019 and 2018 was $1.79 and $1.64, respectively, and total stock-based compensation costs were $46,800 and $30,000 for the years ended June 30, 2019 and 2018, respectively. Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $38,600 and $73,500 as of June 30, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments. The right-of-use asset will be based on the lease liability adjusted for certain cost such as direct costs. Lease expense will be recognized similar to current accounting guidance with operating leases resulting in a straight-line expense and financing leases resulting in a front-loaded expense similar to the current accounting for capital leases. This guidance becomes effective for the Company’s fiscal 2020 first quarter, with early adoption permitted. This guidance must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and provides for certain practical expedients. We anticipate the adoption of this standard will result in an increase in our right of use assets and lease liabilities recorded on our consolidated balance sheets on July 1, 2019. The Company does not believe the adoption of this guidance will have a material impact on its consolidated results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of theentire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company expects that the adoption of this ASU will have no material impact to the Company's financial statement.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

1.
Summary of Significant Accounting Policies (Continued)

            Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. The Company adopted this pronouncement during the interim period September 30, 2018, which resulted in a $22,000 cumulative effect adjustment to retained earnings in the condensed consolidated balance sheet as of the beginning of the year ended June 30, 2019. The adoption of this pronouncement also resulted in the recognition of holding loss of $8,500 in the Company's consolidated statement of operations for the year ended June 30, 2019.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09. The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company has applied the five-step model of the new standard to a selection of contracts within each of its revenue streams and has compared the results to its prior accounting practices. The Company adopted the provisions of these pronouncements on July 1, 2018, using the modified retrospective approach. Revenue from the Company’s sales continue to generally be recognized when products are shipped (i.e. point in time). As such, the adoption of ASU 2016-10 did not have a material impact to the Company’s financial position or results of operations.

Reclassification

Customer advances of $63,800 for the year ended June 30, 2018 were reclassified to contract liabilities.

2.
Segment Information

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate and Other	Consolidated
June 30, 2019:

Revenues	$7,078,800	$1,814,900	$1,306,100	$-	$10,199,800

Foreign Sales	2,680,300	1,102,300	1,301,200	-	5,083,800

Income (Loss) From Operations	541,700	(130,600)	365,000	-	776,100

Assets	5,280,700	1,443,200	790,100	762,000	8,276,000

Long-Lived Asset Expenditures	194,500	2,200	15,700	-	212,400

Depreciation and Amortization	217,800	1,000	38,500	-	257,300

  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

         Segment information is reported as follows:
	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate and Other	Consolidated
June 30, 2018:

Revenues	$6,403,400	$1,408,900	$669,100	$-	$8,481,400

Foreign Sales	2,669,000	707,200	669,100	-	4,045,300

Income (Loss) From Operations	297,000	(248,000)	(54,500)	-	(5,500)

Assets	4,141,200	1,482,200	1,002,800	699,300	7,325,500

Long-Lived Asset Expenditures	60,500	1,900	2,600	-	65,000

Depreciation and Amortization	265,100	2,800	37,200	-	305,100

3.
Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2019 and 2018 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2019	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,602,500	$1,602,500	$-	$-
Investment securities	330,900	330,900	-	-

Total	$1,933,400	$1,933,400	$-	$-

Liabilities:

Contingent consideration	$618,000	$-	$-	$618,000

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

3.
Fair Value of Financial Instruments (Continued)

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2018	Level 1	Level 2	Level 3

Assets:

Cash and cash equivalents	$1,053,100	$1,053,100	$-	$-
Investment securities	314,700	314,700	-	-

Total	$1,367,800	$1,367,800	$-	$-

Liabilities:

Contingent consideration	$408,000	$-	$-	$408,000

The following table sets forth an analysis of changes during the years ended June 30, 2019 and 2018 in Level 3 financial liabilities of the Company:

	2019	2018

Beginning balance	$408,000	$297,000
Increase in contingent consideration liability	521,200	408,900
Payments and accruals	(311,200)	(297,900)

Ending balance	$618,000	$408,000

The Company’s contingent obligations require cash payments to the sellers of certain acquired operations based on royalty payments received or operating results achieved. These contingent considerations are classified as liabilities and the liabilities are remeasured to an estimated fair value at each reporting date. During the years ended June 30, 2019 and 2018, the Company recorded an increase in the estimated fair value of contingent liabilities of approximately $521,200 and $408,900, respectively related to its Bioprocessing Systems Operations segment.

   Investments in marketable securities classified by security type at June 30, 2019 and 2018 consisted of the following:
	Cost	Fair Value	Unreealized Holding Gain (Loss)
At June 30, 2019:

Equity securities	$47,100	$72,000	$24,900
Mutual funds	292,300	258,900	(33,400)

	$339,400	$330,900	$(8,500)

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2018:

Equity securities	$45,700	$67,800	$22,100
Mutual funds	267,800	246,900	(20,900)

	$313,500	$314,700	$1,200

  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

In conformity with ASC 205-10 “Presentation of Financial Statements”, as it relates to the comparability of financial statements, because ASU 2016-01 was not implemented retroactively, in order for the amounts presented in the 2019 financial statements to be comparable to the same period in 2018, the following table illustrates the impact the implementation of the standard would have had on the year ended June 30, 2018:
	As Reported	Adjustments	Balance with ASU 2016-01 Adoption
Unrealized gain on marketable securities	$-	$1,200	$1,200
Income before income tax expense	1,400	1,200	2,600
Income tax expense	161,900	-	161,900
Net loss	(160,500)	1,200	(159,300)

Earnings per common share (basic and diluted)	$(.11)	$-	$(.11)

4.
Inventories

	2019	2018

Raw materials	$1,738,300	$1,488,000
Work-in-process	106,400	352,700
Finished goods	747,600	427,200

	$2,592,300	$2,267,900

5.
Property and Equipment

	Useful Lives
	(years)	2019	2018

Automobiles	5	$22,000	$22,000
Computer equipment	3-5	233,900	173,400
Machinery and equipment	3-7	986,500	870,400
Furniture and fixtures	4-10	205,900	205,900
Leasehold improvements	3-10	45,300	34,200
		1,493,600	1,305,900

Less accumulated depreciation and amortization		1,174,800	1,106,400

		$318,800	$199,500

Depreciation expense was $67,300 and $61,200 for the years ended June 30, 2019 and 2018, respectively.

6.
Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at June 30, 2019 and 2018, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
	(Years)
At June 30, 2019:

Technology, trademarks	5/10 yrs.	$663,800	$661,700	$2,100
Trade names	6 yrs.	140,000	124,400	15,600
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	308,100	48,900
Sublicense agreements	10 yrs.	294,000	224,100	69,900
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	221,700	183,200	38,500

		$2,380,500	$2,205,500	$175,000

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

6.
Goodwill and Other Intangible Assets (Continued)

	Useful Lives	Cost	Accumulated Amortization	Net

At June 30, 2018:

Technology, trademarks	5/10 yrs.	$662,800	$613,400	$49,400
Trade names	6 yrs.	140,000	101,100	38,900
Websites	5 yrs.	210,000	182,000	28,000
Customer relationships	9/10 yrs.	357,000	294,800	62,200
Sublicense agreements	10 yrs.	294,000	194,800	99,200
Non-compete agreements	5 yrs.	384,000	348,000	36,000
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	198,100	173,100	25,000

		$2,355,900	$2,017,200	$338,700

Total amortization expense was $190,000 and $243,900 in 2019 and 2018, respectively.

Estimated future amortization expense of intangible assets as of June 30, 2019 is as follows:

Year Ended June 30,

2020	$70,500
2021	54,300
2022	31,700
2023	15,000
2024	3,500

Total	$175,000

7.
Line of Credit

The Company has a Demand Line of Credit through December 2019 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 5.25%. The agreement contains a financial covenant requiring the Company to maintain a minimum net worth and borrowings are also secured by a pledge of the Company’s assets including inventory, accounts receivable, chattel paper, equipment and general intangibles of the Company. As of June 30, 2019 and 2018, there were no borrowings outstanding under the line.

8.
Notes Payable

The Company had a $20,000 36-month auto loan through April 2019, with its bank, with monthly payments of $600 bearing interest at 4% for a vehicle used by the Company’s sales manager. The note had an outstanding balance of $5,800 as of June 30, 2018 which was paid in full as of June 30, 2019.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

9.
Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee’s deferral up to 3% of pay, plus 50% of employee’s deferral over 3% of pay up to 5%. Total matching contributions amounted to $69,600 and $74,500 for the years ended June 30, 2019 and 2018, respectively.

10.
Commitments and Contingencies

The Company entered into a lease in August 2014 for its Bohemia, New York premises through February 2025 which requires minimum annual rental payments plus other expenses, including real estate taxes and insurance. The future minimum annual rental expense, computed on a straight-line basis, is approximately $170,000 under the terms of the lease. Rental expense for the Bohemia facility amounted to approximately $187,200 and $183,300 for the years ended June 30, 2019 and 2018, respectively. Accrued rent, payable in future years, amounted to $66,600 and $65,600 at June 30, 2019 and 2018, respectively.

The Company has an operating lease for its facility in Pittsburgh, Pennsylvania, which requires monthly minimum rental payments through November 2020, plus common area expenses. Total rent expense for the Pittsburgh facility was $91,500 and $106,000 for the years ended June 30, 2019 and 2018, respectively. The Company also entered into another operating lease in Pittsburgh for product development and engineering space for its Bioprocessing Systems Operations from June 2019 through November 2020. Rental expense was $2,300 for the year ended June 30, 2019.

In addition, the Company maintains an office in Oradell, New Jersey from which it performs its sales and marketing functions. The Company is obligated under an operating lease for its facility in Oradell, New Jersey, which required monthly minimum rental payments through June 2018, plus common area expenses. The Company is operating under a second one year renewal option through June 30, 2020. However, the Company is currently under negotiations for lease termination at the request of the landlord due to sale of the property, and entering into a new lease of similar terms in the same geographic area. Total rent expense for the New Jersey facility, was $24,300 and $23,000 for the years ended June 30, 2019 and 2018, respectively.

The Company’s approximate future minimum rental payments under all operating leases as of June 30, 2019 are as follows:

Year Ended June 30,

2020	$284,100
2021	222,500
2022	184,600
2023	190,200
2024	195,900
Thereafter	91,600

$1,168,900

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

10.
Commitments and Contingencies (Continued)

The Company has a three-year employment contract with its President, effective July 1, 2017. The agreement provides for an annual base salary of $175,000 for the year ended June 30, 2018, with subsequent annual increases of 3% or percentage increase in Consumer Price Index (“CPI”), whichever is higher, plus $25,000 cash bonus for the year ended June 30, 2018, and a discretionary bonus for subsequent years. The agreement also provides for a grant of options to purchase 25,000 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No shares were granted during the year ended June 30, 2019.

The Company has a three-year employment contract with its President of the Genie Products Division of the Benchtop Laboratory Equipment Operations and Corporate Secretary effective July 1, 2017. The agreement provides for an annual base salary of $153,000 for the year ended June 30, 2018, with subsequent annual increases of 3% or percentage increase in the CPI, whichever is higher, plus $10,000 cash bonus for the year ended June 30, 2018, and a discretionary bonus for subsequent years. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No shares were granted during the year ended June 30, 2019.

The Company has a three-year employment contract with its Vice President of Corporate Development and Strategy and Vice president of Sales and Marketing of Altamira Instruments, Inc. effective July 1, 2017. The agreement provides for an annual base salary of $155,000 for the year ended June 30, 2018, with subsequent annual increases of 3% or percentage increase in the CPI, whichever is higher, plus $10,000 cash bonus for the year ended June 30, 2018, and a discretionary bonus for subsequent years. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No shares were granted during the year ended June 30, 2019.

The Company has a three-year employment contract with its President of Torbal Products Division of the Benchtop Laboratory Equipment Operations and Director of Marketing effective July 1, 2017. The agreement provides for an annual base salary of $157,000 for the year ended June 30, 2018, with subsequent annual increases of 4% or percentage increase in the CPI, whichever is higher, plus $10,000 cash bonus for the year ended June 30, 2018 and subsequent years, subject to a minimum increase of 5% in the divisions’ EBITDA for the related year. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No shares were granted during the year ended June 30, 2019. A performance-based bonus of $10,000 was awarded for the year ended June 30, 2019.

The Company has a two-year agreement with its President of Altamira Instruments, Inc. effective July 1, 2017, which was extended by mutual agreement through June 30, 2020. The agreement provides for an annual base salary of $120,000 and $110,000 for the years ended June 30, 2019 and 2018, respectively, plus incentive pay based on achievement of certain revenue and income levels, which were not achieved in both fiscal years and therefore there was no incentive pay. The agreement also provides for a grant of options for an aggregate of 10,000 shares of the Company’s common stock, which were granted during the year ended June 30, 2018. No shares were granted during the year ended June 30, 2019.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

10.
Commitments and Contingencies (Continued)

The Company has a consulting agreement, which expires on December 31, 2019, with an affiliate of the Chairman of the Board of Directors for marketing consulting services. The agreement provides that the consultant be paid a monthly fee of $3,600 for a certain number of consulting days as defined in the agreement. Consulting expense related to this agreement amounted to $43,200 for each of the years ended June 30, 2019 and 2018, respectively.

The Company has a consulting agreement, which expires December 31, 2019, with another member of its Board of Directors for administrative services provided that the consultant be paid at the rate of $85 per hour. Consulting expense related to this agreement amounted to $18,200 and $7,000 for the years ended June 30, 2019 and 2018, respectively.

The Company entered into a new consulting agreement during the year ended June 30, 2019, which expired in August 2019. This consulting agreement is expected to be renewed for another six months with a member of its Board of Directors as it relates to its Bioprocessing Systems Operations. Consulting expense related to this agreement amounted to $40,000 for the year ended June 30, 2019.

The Company is required to make payments of 30% of the net royalties received from the license and sublicense acquired in the SBI acquisition in fiscal 2014. Total contingent consideration payments made for this acquisition amounted to $311,200 and $142,700 for the years ended June 30, 2019 and 2018, respectively.

The fair value of contingent consideration estimated to be paid as of June 30, 2019 is as follows:

Year ended June 30,	Amount

2020	$268,000
2021	228,000
2022	54,000
2023	46,000
2024	22,000

$618,000

11.
Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 21% to the actual tax expense or benefit for the applicable fiscal year was as follows:

	2019	2018

Computed “expected” income tax (benefit)	$161,700	$300
Research and development credits	(24,300)	(32,700)
Change in tax rate	-	224,300
Other, net	(12,800)	(30,000)

Income tax expense	$124,600	$161,900

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

11.
Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following:

	2019	2018
Deferred tax assets:
Amortization of intangible assets	$303,900	$326,500
Various accruals	173,600	54,700
Other	13,300	48,200

	490,800	429,400
Deferred tax liability:
Depreciation of property and equipment	(59,700)	(36,800)

Net deferred tax assets	$431,100	$392,600

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2019 and 2018, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company’s policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ended June 30, 2016 and after. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

12.
Stock Options

Option activity is summarized as follows:

	June 30, 2019		June 30, 2018

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Shares under option:
Outstanding, beginning of year	92,000	$3.15	34,500	$3.25
Granted	6,705	4.54	57,500	3.08
Exercised	-	-	-	-
Forfeited	1,500	3.27	-	-

Outstanding, end of year	97,205	3.24	92,000	3.15

Options exercisable at year-end	50,167	$3.29	28,834	$3.46

Weighted average fair value per share of options granted during the fiscal year	-	$1.79	-	$1.64

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

12.
Stock Options (Continued)

	As of June 30, 2019 Options Outstanding			As of June 30, 2019 Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$2.91 - $3.08	70,500	7.81	$3.07	30,167	$2.80

$3.65 - $4.65	26,705	5.57	$4.02	20,000	$3.84

	97,205			50,167

	As of June 30, 2018 Options Outstanding			As of June 30, 2018 Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$3.50 - $4.05	20,000	5.13	$3.84	20,000	$3.84

$2.91 - $3.27	72,000	8.63	$3.07	8,834	$3.06

	92,000			28,834

13.
Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	2019	2018

Net income (loss)	$645,600	$(160,500)

Weighted average common shares outstanding	1,494,112	1,494,112
Effect of dilutive securities	18,066	-
Weighted average dilutive common shares outstanding	1,512,178	1,494,112

Basic and diluted earnings (loss) per common share	$.43	$(.11)

Approximately 1,600 and 92,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the years ended June 30, 2019 and 2018, respectively, because the effect would be anti-dilutive.