Form 10-Q
period 2019-09-30
SCIENTIFIC INDUSTRIES INC
filed 2019-11-14
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of October 31, 2019 is 1,496,112 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2019	June 30, 2019
Current assets:	(Unaudited)
Cash and cash equivalents	$1,259,700	$1,602,500
Investment securities	333,600	330,900
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at September 30, and $15,000 at June 30, 2019	1,867,800	1,974,200
Inventories	2,713,100	2,592,300
Prepaid expenses and other current assets	93,500	91,200
Total current assets	6,267,700	6,591,100

Property and equipment, net	314,400	318,800

Intangible assets, net	162,900	175,000

Goodwill	705,300	705,300

Other assets	59,200	54,700

Deferred taxes	450,600	431,100

Operating lease right-of-use assets	902,500	-

Total assets	$8,862,600	$8,276,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$457,200	$569,000
Accrued expenses and taxes	437,700	608,300
Contract liabilities	62,000	-
Contingent consideration, current portion	268,000	268,000
Bank overdraft	9,400	140,000
Current portion of operating lease liabilities	231,100	-
Total current liabilities	1,465,400	1,585,300
Contingent consideration payable, less current portion	350,000	350,000
Operating lease liabilities, less current portion	738,000	-

Total liabilities	2,553,400	1,935,300
Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued 1,515,914 shares and 1,513,914, outstanding 1,496,112 and 1,494,112 shares at September 30 and June 30, 2019	75,800	75,700
Additional paid-in capital	2,617,300	2,592,700
Retained earnings	3,668,500	3,724,700
	6,361,600	6,393,100
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	6,309,200	6,340,700

Total liabilities and shareholders’ equity	$8,862,600	$8,276,000

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended September 30, 2019	For the Three Month Period Ended September 30, 2018

Revenues	$2,004,200	$2,038,600

Cost of revenues	1,023,800	1,092,900

Gross profit	980,400	945,700

Operating expenses:
General and administrative	510,200	416,500
Selling	309,100	236,100
Research and development	236,600	117,400

Total operating expenses	1,055,900	770,000

Income (loss) from operations	(75,500)	175,700

Other income (expense):
Other income (expense), net	(200)	2,200
Interest expense	-	(400)

Total other income (expense), net	(200)	1,800

Income (loss) before income tax expense (benefit)	(75,700)	177,500

Income tax expense (benefit):
Current	-	29,500
Deferred	(19,500)	6,000

Total income tax expense (benefit)	(19,500)	35,500

Net income (loss)	$(56,200)	$142,000

Basic earnings (loss) per common share	$(.04)	$.10

Diluted earnings (loss) per common share	$(.04)	$.09

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Month Period Ended September 30, 2019	For the Three Month Period Ended September 30, 2018

Net income (loss)	$(56,200)	$142,000

Other comprehensive loss:
Unrealized holding loss
arising during period,
net of tax	-	(18,100)

Comprehensive income (loss)	$(56,200)	$123,900

See notes to unaudited condensed consolidated financial statements.

  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
Fiscal Year 2020	Shares	Amount	Capital	Gain (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2019	1,513,914	$75,700	$2,592,700	$-	$3,724,700	19,802	$52,400	$6,340,700

Net loss	-	-	-	-	(56,200)	-	-	(56,200)

Stock options exercised	2,000	100	6,900	-	-	-	-	7,000

Stock-based compensation	-	-	17,700	-	-	-	-	17,700
Balance, September 30, 2019	1,515,914	$75,800	$2,617,300	$-	$3,668,500	19,802	$52,400	$6,309,200

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
Fiscal Year 2019	Shares	Amount	Capital	Gain (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2018	1,513,914	$75,700	$2,545,900	$1,200	$3,131,800	19,802	$52,400	$5,702,200

Cumulative effect of the adoption of	-	-	-	-	22,000	-	-	22,000
ASU 2016-01 – Financial Instruments

Net income	-	-	-	-	142,000	-	-	142,000

Cash dividend declared, $.05	-	-	-	-	(74,700)	-	-	(74,700)

Unrealized holding loss on investment securities, net of tax	-	-	-	(18,100)	-	-	-	(18,100)

Stock-based compensation	-	-	8,700	-	-	-	-	8,700
Balance, September 30, 2018	1,513,914	$75,700	$2,554,600	$(16,900)	$3,221,100	19,802	$52,400	$5,782,100

  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Month Period Ended September 30, 2019	For the Three Month Period Ended September 30, 2018
Operating activities:
Net income (loss)	$(56,200)	$142,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,000	75,900
Deferred income taxes	(19,500)	6,000
Stock-based compensation	17,700	8,700
Loss on sale of investments	800	5,000
Unrealized holding gain of investments	(2,300)	(6,400)
Changes in operating assets and liabilities:
Trade accounts receivable	106,400	254,100
Contract assets, current	-	211,100
Right -of- use assets	(902,500)	-
Lease liability	969,100	-
Inventories	(120,800)	(33,100)
Prepaid and other assets	(6,800)	(33,500)
Accounts payable	(111,800)	(65,400)
Contract liabilities	62,000	12,100
Accrued expenses and taxes	(301,200)	(115,800)

Total adjustments	(267,900)	318,700

Net cash provided by (used in) operating activities	(324,100)	460,700

Investing activities:
Purchase of investment securities	(25,000)	(75,200)
Redemption of investment securities	23,800	72,500
Capital expenditures	(17,000)	(900)
Purchase of other intangible assets	(7,500)	(1,300)

Net cash used in investing activities	(25,700)	(4,900)

Financing activities:
Proceeds from stock options exercised	7,000	-
Principal payments on notes payable	-	(1,600)

Net cash provided by (used in) financing activities	7,000	(1,600)

Net increase (decrease) in cash and cash equivalents	(342,800)	454,200

Cash and cash equivalents, beginning of year	1,602,500	1,053,100

Cash and cash equivalents, end of period	$1,259,700	$1,507,300

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$40,900	$500
Interest	-	400

See notes to unaudited condensed consolidated financial statements.

 SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2019. The results for the three months ended September 30, 2019, are not necessarily an indication of the results for the full fiscal year ending June 30, 2020.

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

Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which replaces previous lease guidance in its entirety with ASC 842 and requires lessees to recognize lease assets and lease liabilities for those arrangements classified as operating leases under previous guidance, with the exception of leases with a term of twelve months or less. The Company adopted ASU No. 2016-02 on July 1, 2019 using the additional transition method, which allows prior periods to be presented under previous lease accounting guidance. Refer to Note 8, "Leases", for related disclosures.

 R Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement", which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement". The new standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. We are currently evaluating the impact of adopting this guidance.

2. Revenue

The Company records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers, as amended” (“ASC Topic 606”). In accordance with Topic 606, the Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Nature of Products and Services

We generate revenues from the following sources: (1) Benchtop Laboratory Equipment, (2) Catalyst Research Instruments, and (3) Royalties.

The following table summarizes the Company’s disaggregation of revenues for the three months ended September 30, 2019 and 2018.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Consolidated
September 30, 2019:
Revenues	$1,576,200	$138,700	$289,300	$2,004,200
Foreign Sales	397,600	71,700	-	469,300

September 30, 2018:
Revenues	$1,691,900	$217,500	$129,200	$2,038,600
Foreign Sales	635,700	142,300	-	778,000

Benchtop Laboratory Equipment sales are comprised primarily of standard benchtop laboratory equipment from its stock to laboratory equipment distributors, or to end users primarily via e-commerce. The sales cycle from time of receipt of order to shipment is very short varying from a day to a few weeks. Customers either pay by credit card (online sales) or net 30-90, depending on the customer. Once the item is shipped under the FOB terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. The standard warranty is typically comprised of one to two years of parts and labor and is deemed immaterial.

Catalyst Research Instrument sales are comprised primarily of large instruments which begin with a standard model and then are customized to a customer’s specifications. The sales cycle can be quite long, typically ranging from one to three months, from the time an order is received to the time the instrument is shipped to the customer. Payment terms vary from customer to customer and can include advance payments which are recorded as contract liabilities. Some contracts call for training and installation, which is considered ancillary and not a material part of the contract. Due to the size and nature of the instruments, the Company subjects the instruments to an extensive factory acceptance testing process prior to shipment to ensure that they are fully operational once they reach the customer’s site. Normally, the Company warrantees its instruments for a period of twelve months for parts and labor which normally consists of replacement of small components or software support. Catalyst research instruments are never returned for repairs.

Royalty revenues pertain to royalties earned by the Company, which are paid on a calendar year basis, under a licensing agreement from a single licensee and its sublicenses. The Company is then obligated to pay 50% of all royalties received to the entity that licenses the intellectual property to the Company. During the year, the Company’s management uses its best judgement to estimate the royalty revenues earned during the period.

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

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying ASC Topic 606: 1) all revenues are recorded net of returns, allowances, customer discounts, and incentives; 2) although sales and other taxes are immaterial, the Company accounts for amounts collected from customers for sales and other taxes, if any, net of related amounts remitted to tax authorities; 3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling expenses; 5) the Company is always considered the principal and never an agent, because it has full control and responsibility until title is transferred to the customer; 6) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer such as is the case with catalyst instruments.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended September 30, 2019:

Revenues	$1,576,200	$138,700	$289,300	$-	$2,004,200

Foreign Sales	397,600	71,700	-	-	469,300

Income (Loss) From Operations	12,900	(90,200)	1,800	-	(75,500)

Assets	5,589,400	1,400,900	1,088,100	784,200	8,862,600

Long-Lived Asset Expenditures	7,800	-	16,700	-	24,500

Depreciation and Amortization	30,500	400	10,100	-	41,000

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended September 30, 2018:

Revenues	$1,691,900	$217,500	$129,200	$-	$2,038,600

Foreign Sales	635,700	142,300	-	-	778,000

Income (Loss) From Operations	175,400	(62,900)	63,200	-	175,700

Assets	4,633,500	1,343,100	623,500	709,300	7,309,400

Long-Lived Asset Expenditures	2,200	-	-	-	2,200

Depreciation and Amortization	66,300	200	9,400	-	75,900

Approximately 36% and 49% of net sales of Benchtop Laboratory Equipment for the three month periods ended September 30, 2019 and 2018, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 33% and 25% of total Benchtop Laboratory Equipment sales were derived from the Torbal Scales Division for the three months ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019 and 2018, respectively, three customers accounted for approximately 23% (both periods) of net sales of the Benchtop Laboratory Equipment Operations (18% and 19% of the Company’s total revenues). Sales of Catalyst Research Instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to two customers during the three months ended September 30, 2019 accounted for approximately 90% of the Catalyst Research Instruments Operations revenues and 6% of the Company’s total revenues. Sales to three customers during the three months ended September 30, 2018 accounted for approximately 83% of the Catalyst Research Instrument Operations’ revenues and 9% of the Company’s total revenues.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2019 and June 30, 2019 according to the valuation techniques the Company used to determine their fair values:
		Fair Value Measurements Using Inputs Considered as
	Fair Value at September 30, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,259,700	$1,259,700	$-	$-
Investment securities	333,600	333,600	-	-

Total	$1,593,300	$1,593,300	$-	$-

Liabilities:
Contingent consideration	$618,000	$-	$-	$618,000

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,602,500	$1,602,500	$-	$-
Investment securities	330,900	330,900	-	-

Total	$1,933,400	$1,933,400	$-	$-

Liabilities:
Contingent consideration	$618,000	$-	$-	$618,000

Investments in marketable securities classified as available-for-sale by security type at September 30, 2019 and June 30, 2019 consisted of the following:
	Cost	Fair Value	Unrealized Holding Gain (Loss)
At September 30, 2019:
Equity securities	$71,300	$96,500	$25,200
Mutual funds	246,600	237,100	(9,500)

	$317,900	$333,600	$15,700

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2019:
Equity securities	$47,100	$72,000	$24,900
Mutual funds	292,300	258,900	(33,400)

	$339,400	$330,900	$(8,500)

5. Inventories

	September 30, 2019	June 30, 2019
Raw materials	$1,737,500	$1,738,300
Work-in-process	229,900	106,400
Finished goods	745,700	747,600
	$2,713,100	$2,592,300

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at September 30, 2019 and June 30, 2019, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:
	Useful Lives	Cost	Accumulated Amortization	Net
At September 30, 2019:
Technology, trademarks	5/10 yrs.	$663,800	$661,800	$2,000
Trade names	6 yrs.	140,000	130,300	9,700
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	311,400	45,600
Sublicense agreements	10 yrs.	294,000	231,500	62,500
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	229,200	186,100	43,100

		$2,388,000	$2,225,100	$162,900

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2019:
Technology, trademarks	5/10 yrs.	$663,800	$661,700	$2,100
Trade names	6 yrs.	140,000	124,400	15,600
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	308,100	48,900
Sublicense agreements	10 yrs.	294,000	224,100	69,900
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	221,700	183,200	38,500

		$2,380,500	$2,205,500	$175,000

Total amortization expense was $19,500 and $61,000 for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, estimated future amortization expense related to intangible assets is $51,000 for the remainder of the fiscal year ending, June 30, 2020, $54,300 for fiscal 2021, $31,700 for fiscal 2022, $15,000 for fiscal 2023 and $10,900 for fiscal 2024.

7. Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:
	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018
Net income (loss)	$(56,200)	$142,000

Weighted average common shares outstanding	1,494,212	1,494,112
Effect of dilutive securities	-	3,897
Weighted average dilutive common shares outstanding	1,494,212	1,498,009

Basic earnings (loss) per common share	(.04)	$.10
Diluted earnings (loss) per common share	(.04)	$.09

Approximately 44,200 and 92,000 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2019 and 2018, respectively, because the effect would be anti-dilutive.

8. Leases

On July 1, 2019 the Company adopted the new accounting pronouncement as it relates to its leases which requires a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements.

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) through February 2025, a facility in Pittsburgh, Pennsylvania for its Catalyst Research Instrument Operations through November 2020 and another facility in Pittsburgh, Pennsylvania for its Bioprocessing Systems Operations through November 2020. In addition, the Company had a lease for its Torbal Division of the Benchtop Laboratory Equipment Operations which was mutually terminated early effective as of October 31, 2019 and a new lease for a similar sales and administration office was entered into as of November 1, 2019 through October 2022. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities, and any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

The Company determines whether an agreement contains a lease at inception based on the Company’s right to obtain substantially all of the economic benefits from the use of the identified asset and its right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the Right-Of-Use (“ROU”) assets represent the Company’s right to use the underlying assets for the respective lease terms. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The ROU asset is further adjusted to account for previously recorded lease expenses such as deferred rent and other lease liabilities. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate of 5.0% as the discount rate to calculate the present value of future lease payments, which was the interest rate that its bank would charge for a similar loan.

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on an excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as  lease expenses in the period incurred. The Company’s lease agreements do not contain residual value guarantees.

The Company elected available practical expedients for existing or expired contracts of lessees wherein the Company is not required to reassess whether such contracts contain leases, the lease classification or the initial direct costs. The Company is not utilizing the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of its ROU assets. The Company utilized the transition method allowing entities to only apply the new lease standard in the year of adoption.

As of September 30, 2019, the weighted-average remaining lease term for operating lease liabilities was approximately 4 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were $68,400, of which $68,300 was recorded as leases expense.

The Company’s approximate future minimum rental payments under all leases existing at September 30, 2019 through February 2025 are as follows:

Fiscal year ending June 30,	Amount (1)
Remainder of 2020	$208,800
2021	222,500
2022	184,600
2023	190,200
2024	195,900
2025	91,600
Total future minimum payments	1,093,600
Less: Imputed interest	124,500
Total Present Value of Operating Lease Liabilities	969,100

(1)  Operating lease payments exclude $76,400 of legally binding lease payments for real estate leases signed but not yet commenced.  Operating leases that have been signed but not yet commenced are expected to commence in the second quarter of fiscal 2020, with a lease term of 3 years.

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

Overview. The Company reflected a loss before income tax expense of $75,700 for the three months ended September 30, 2019 compared to income before tax expense of $177,500 for the three months ended September 30, 2018, primarily from the result of decreased revenues and gross margins for the Benchtop Laboratory Equipment Operations resulting from reduced orders from Asia, primarily China, and increased component costs as a result of tariffs imposed. In addition, the Company’s Scientific Bioprocessing Operations also reflected decreased income from operations due to the substantial investment in its new product development efforts resulting in increased expenses. The Company’s Catalyst Research Instruments reflected lower income resulting from lower sales. The results reflected total non-cash amounts for depreciation and amortization of $41,000 and $75,900 for the three months ended September 30, 2019 and 2018, respectively.

Results of Operations. Net revenues for the three months ended September 30, 2019 decreased $34,400 (1.7%) to $2,004,200 from $2,038,600 for the three months ended September 30, 2018, reflecting a decrease of $115,700 (6.8%) decrease in net sales of Benchtop Laboratory Equipment primarily due to sales of its Genie brand products to Asia, particularly China. The Benchtop Laboratory Equipment sales reflected $522,400 of Torbal brand product sales for the three months ended September 30, 2019, compared to $425,300 in the three months ended September 30, 2018 as a result of continued growth in sales of the new force gauges product line. Sales of Catalyst Research Instruments decreased by $78,800 to $138,700 for the three months ended September 30, 2019 compared to $217,500 for the three months ended September 30, 2018 due to low order input during the period. As of September 30, 2019, the order backlog for Catalyst Research Instruments was $173,500, all of which is expected to be shipped during the fiscal year ending June 30, 2020, compared to $329,400 as of September 30, 2018. Revenues derived from the Bioprocessing Systems Operations which are comprised primarily of net royalties accrued from sublicenses increased by $160,100 (123.9%) to $289,300 for the three months ended September 30, 2019 compared to $129,200 for the three months ended September 30, 2018 due to increased royalties on Europe sales.

The gross profit percentage on a combined basis was 48.9% for the three months ended September 30, 2019 compared to 46.4% for the three months ended September 30, 2018. However, gross margins for the Benchtop Laboratory Equipment Operations were affected by higher component costs impacted by tariffs and the gross profit percentage for the Catalyst Research Instruments was lower due to decreased sales during the period and high overhead.

General and administrative expenses for the three months ended September 30, 2019 increased by $93,700 (22.5%) to $510,200 compared to $416,500 for the three months ended September 30, 2018 mainly due to the ramp up in Scientific Bioprocessing Operations, and various other corporate expenses.

Selling expenses for the three months ended September 30, 2019 increased $73,000 (30.9%) to $309,100 from $236,100 for the three months ended September 30, 2018 primarily due to increased market research and marketing activities by the Bioprocessing Systems Operations, and to a lesser extent increased marketing by the Benchtop Laboratory Equipment Operations.

Research and development expenses increased by $119,200 (101.5%) to $236,600 for the three months ended September 30, 2019 compared to $117,400 for the three months ended September 30, 2018, mainly due to the ramp up in product development activities by the Bioprocessing Systems Operations which included staffing and materials.

The Company reflected an income tax benefit of $19,500 for the three months ended September 30, 2019 compared to an income tax expense of $35,500 for the three months ended September 30, 2018, primarily due to the loss generated during the three months ended September 30, 2019.

As a result of the foregoing, the Company recorded a net loss of $56,200 for the three months ended September 30, 2019 compared to net income of $142,000 for the three months ended September 30, 2018.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $342,800 to $1,259,700 as of September 30, 2019 from $1,602,500 as of June 30, 2019.

Net cash used in operating activities was $324,100 for the three months ended September 30, 2019 compared to net cash provided by operating activities of $460,700 during the three months ended September 30, 2018, primarily as a result of the loss incurred for the current year period. Net cash used in investing activities was $25,700 for the three months ended September 30, 2019 compared to $4,900 used during the three months ended September 30, 2018 principally due to new capital equipment purchased during the current period by the Benchtop Laboratory Equipment Operations. The Company received proceeds of $7,000 in financing activities in the three months ended September 30, 2019 compared to a loss of  $1,600 in the three months ended September 30, 2018 due to the exercise of stock options in the current year.

The Company's working capital decreased by $203,500 to $4,802,300 as of September 30, 2019 compared to $5,005,800, as of June 30, 2019 due to the loss generated during the period.

The Company has a Demand Line of Credit through December 2019 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 4.75%. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of September 30, 2019 no borrowings were outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending September 30, 2020 from its available financial resources including the lines of credit, its cash and investment securities, and operations. Commencing in the fourth quarter of the fiscal year ended June 30, 2019, the Company began committing significant resources for the Bioprocessing Systems Operations for new engineering personnel, market research, materials, supplies, and administration, and expects to continue to grow this business segment which will require substantial cash outlays.

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

As a result of our adoption of the new leases standard (Topic 842), we implemented controls to ensure adequate review and assessment of contracts containing leases and calculations of assets and liabilities related to the Company's leases as well as required disclosures within the Company's financial statements to facilitate its adoption on July 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the period covered by this Quarterly Report or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description

31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

None

  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Chief Financial and Treasurer