Form 10-Q
period 2019-12-31
SCIENTIFIC INDUSTRIES INC
filed 2020-02-13
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of February 7, 2020 is 1,502,773 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2019	June 30, 2019
Current assets:	(Unaudited)
Cash and cash equivalents	$1,044,000	$1,602,500
Investment securities	345,200	330,900
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at December 31, 2019 and $15,000 at June 30, 2019	1,812,500	1,974,200
Inventories	3,003,800	2,592,300
Prepaid expenses and other current assets	62,500	91,200
Total current assets	6,268,000	6,591,100

Property and equipment, net	309,400	318,800

Intangible assets, net	143,200	175,000

Goodwill	705,300	705,300

Other assets	56,000	54,700

Deferred taxes	451,200	431,100

Operating lease right-of-use assets	930,700	-

Total assets	$8,863,800	$8,276,000
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$474,700	$569,000
Accrued expenses and taxes	338,500	608,300
Contract liabilities	104,000	-
Contingent consideration, current portion	268,000	268,000
Bank overdraft	-	140,000
Current portion of operating lease liabilities	142,700	-
Total current liabilities	1,327,900	1,585,300

Contingent consideration payable, less current portion	350,000	350,000
Operating lease liabilities, less current portion	855,400	-

Total liabilities	2,533,300	1,935,300
Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued 1,522,575 and 1,513,914 shares, and 1,502,773 and 1,494,112 shares outstanding at December 31, 2019 and June 30, 2019	76,100	75,700
Additional paid-in capital	2,634,700	2,592,700
Retained earnings	3,672,100	3,724,700
	6,382,900	6,393,100
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	6,330,500	6,340,700

Total liabilities and shareholders’ equity	$8,863,800	$8,276,000

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended December 31,	For the Three Month Period Ended December 31,	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2019	2018	2019	2018

Revenues	$2,272,300	$2,163,200	$4,276,500	$4,201,800

Cost of revenues	1,180,800	1,187,500	2,204,600	2,280,400

Gross profit	1,091,500	975,700	2,071,900	1,921,400

Operating expenses:
General and administrative	510,100	462,100	1,020,300	878,600
Selling	330,500	248,200	639,600	484,300
Research and development	260,000	109,400	496,600	226,700

Total operating expenses	1,100,600	819,700	2,156,500	1,589,600

Income (loss) from operations	(9,100)	156,000	(84,600)	331,800

Other income (expense):
Interest income	9,200	2,500	9,700	2,800
Other income (expense), net	2,900	(9,300)	2,200	(7,400)
Interest expense	-	(400)		(800)

Total other income (expense), net	12,100	(7,200)	11,900	(5,400)

Income (loss) before income tax expense (benefit)	3,000	148,800	(72,700)	326,400

Income tax expense (benefit):
Current	-	24,400	-	53,900
Deferred	(600)	6,000	(20,100)	12,000

Total income tax expense (benefit)	(600)	30,400	(20,100)	65,900

Net income (loss)	$3,600	$118,400	$(52,600)	$260,500

Basic earnings (loss) per common share	$.00	$.08	$(.04)	$.17

Diluted earnings (loss) per common share	$.00	$.08	$(.04)	$.17

Cash dividends declared per common share	$.00	$.05	$.00	$.05

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Month Period Ended December 31, 2019	For the Three Month Period Ended December 31, 2018	For the Six Month Period Ended December 31, 2019	For the Six Month Period Ended December 31, 2018

Net income (loss)	$3,600	$118,400	$(52,600)	$260,500

Other comprehensive loss:
Unrealized holding loss
arising during period,
net of tax	-	(2,900)	-	(21,000)

Comprehensive income (loss)	$3,600	$115,500	$(52,600)	$239,500

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
Fiscal Year 2020:	Shares	Amount	Capital	Gain (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2019	1,513,914	$75,700	$2,592,700	$-	$3,724,700	19,802	$52,400	$6,340,700

Net loss	-	-	-	-	(56,200)	-	-	(56,200)

Stock options exercised	2,000	100	6,900	-	-	-	-	7,000

Stock-based compensation	-	-	17,700	-	-	-	-	17,700

Balance, September 30, 2019	1,515,914	75,800	2,617,300	-	3,668,500	19,802	52,400	6,309,200

Net income	-	-	-	-	3,600	-	-	3,600

Stock options exercised	6,661	300	(300)	-	-	-	-	-

Stock-based compensation	-	-	17,700	-	-	-	-	17,700

Balance, December 31, 2019	1,522,575	$76,100	$2,634,700	$ -	$3,672,100	19,802	$52,400	$6,330,500

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
Fiscal Year 2019:	Shares	Amount	Capital	Gain (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2018	1,513,914	$75,700	$2,545,900	$1,200	$3,131,800	19,802	$52,400	$5,702,200

Cumulative effect of the adoption of	-	-	-		22,000			22,000
ASU 2016-01 – Financial Instruments

Net income	-	-	-	-	142,000	-	-	142,000

Cash dividend declared, $.05	-	-	-	-	(74,700)	-	-	(74,700)

Unrealized holding loss on investment securities, net of tax	-	-	-	(18,100)	-	-	-	(18,100)

Stock-based compensation	-	-	8,700	-	-	-	-	8,700

Balance, September 30, 2018	1,513,914	75,700	2,554,600	(16,900)	3,221,100	19,802	52,400	5,782,100

Net income	-	-	-	-	118,400	-	-	118,400

Unrealized holding loss on investment securities, net of tax	-	-	-	(2.900)	-	-	-	(2,900)

Stock-based compensation	-	-	9,500	-	-	-	-	9,500

Balance, December 31, 2018	1,513,914	$75,700	$2,564,100	$(19,800)	$3,339,500	19,802	$52,400	$5,907,100

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2019	2018
Operating activities:
Net income (loss)	$(52,600)	$260,500
Adjustments to reconcile net income (loss) provided by (used in) operating activities:
Gain (loss) on sale of investments	(3,100)	5,000
Unrealized holding gain (loss) on investments	(1,200)	3,300
Depreciation and amortization	82,400	151,900
Deferred income taxes	(20,100)	7,100
Stock-based compensation	35,400	18,200
Changes in operating assets and liabilities:
Trade accounts receivable	161,700	227,600
Contract assets	-	216,400
Inventories	(411,500)	(456,000)
Right - of- use assets	(930,700)	-
Prepaid and other current assets	27,400	(67,900)
Lease liabilities	998,100	-
Accounts payable	(94,300)	142,700
Contract liabilities	104,000	50,500
Accrued expenses and taxes	(409,600)	(162,000)

Total adjustments	(461,500)	136,800

Net cash provided by (used in) operating activities	(514,100)	397,300

Investing activities:
Redemption of investment securities	51,900	75,100
Purchase of investment securities	(61,800)	(75,200)
Capital expenditures	(34,100)	(7,900)
Purchase of other intangible assets	(7,400)	(6,300)

Net cash used in investing activities	(51,400)	(14,300)

Financing activities:
Proceeds from stock options exercised	7,000	-
Cash dividend declared and paid	-	(74,700)
Principal payments on notes payable	-	(3,300)

Net cash provided by (used in) financing activities	7,000	(78,000)

Net increase (decrease) in cash and cash equivalents	(558,500)	305,000

Cash and cash equivalents, beginning of year	1,602,500	1,053,100

Cash and cash equivalents, end of period	$1,044,000	$1,358,100

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$37,900	$39,700
Interest	-	800

Non-cash financing activities:
Issuance of 6,661 shares of the Company's Common Stock in cashless stock option exercises during the three and six months ended December 31, 2019.

See notes to unaudited condensed consolidated financial statements.

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2019. The results for the three and six months ended December 31, 2019, are not necessarily an indication of the results for the full fiscal year ending June 30, 2020.

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

2. Revenue

The Company records revenues in accordance with Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers, as amended” (“ASC Topic 606”). In accordance with ASC Topic 606, the Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Nature of Products and Services

We generate revenues from the following sources: (1) Benchtop Laboratory Equipment, (2) Catalyst Research Instruments and (3) Royalties.

The following table summarizes the Company’s disaggregation of revenues for the three and six months ended December 31, 2019 and 2018.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Consolidated
Three Months Ended December 31, 2019:
Revenues	$1,943,400	$39,500	$289,400	$2,272,300
Foreign Sales	855,800	10,200	289,400	1,155,400

Three Months Ended December 31, 2018:
Revenues	$1,803,100	$227,200	$132,900	$2,163,200
Foreign Sales	743,600	222,900	128,600	1,095,100

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Consolidated
Six Months Ended December 31, 2019:
Revenues	$3,519,600	$178,200	$578,700	$4,276,500
Foreign Sales	1,253,400	81,900	578,700	1,914,000

Six Months Ended December 31, 2018:
Revenues	$3,495,100	$444,600	$262,100	$4,201,800
Foreign Sales	1,379,300	365,200	257,100	2,001,600

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

3. Segment Information and Concentrations

The Company views its operations as three segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”), the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical and petrochemical companies sold on a direct basis (“Catalyst Research Instruments Operations”) and the design and marketing of bioprocessing systems and products and related royalty income (“Bioprocessing Systems Operations”).

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended December 31, 2019:

Revenues	$1,943,400	$39,500	$289,400	$-	$2,272,300

Foreign Sales	855,800	10,200	289,400	-	1,155,400

Income (Loss) From Operations	179,400	(170,400)	(18,100)	-	(9,100)

Assets	5,551,100	1,166,300	1,350,000	796,400	8,863,800

Long-Lived Asset Expenditures	14,100	-	2,900	-	17,000

Depreciation and Amortization	30,800	200	10,400	-	41,400

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended December 31, 2018:

Revenues	$1,803,100	$227,200	$132,900	$-	$2,163,200

Foreign Sales	743,600	222,900	128,600	-	1,095,100

Income (Loss) From Operations	148,600	(48,300)	55,700	-	156,000

Assets	4,762,000	1,376,100	727,300	693,300	7,558,700

Long-Lived Asset Expenditures	10,800	1,200	-	-	12,000

Depreciation and Amortization	66,400	200	9,400	-	76,000

Approximately 50% and 51% of total benchtop laboratory equipment sales (42% and 42% of total revenues) for the three month periods ended December 31, 2019 and 2018, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 24% and 25% of total benchtop laboratory equipment sales (21% and 21% of total revenues) were derived from the Torbal Scales Division for the three months ended December 31, 2019 and 2018, respectively.

For the three months ended December 31, 2019 and 2018, respectively, three customers accounted for approximately 27% and 21% of net sales of the Benchtop Laboratory Equipment Operations (23% and 18% of the Company’s total revenues). Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to one and two customers during the three months ended December 31, 2019 and 2018, accounted for approximately 66% and 96% of the Catalyst Research Instrument Operations’ revenues and 1% and 10% of the Company’s total revenues, respectively.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Six Months Ended December 31, 2019:

Revenues	$3,519,600	$178,200	$578,700	$-	$4,276,500

Foreign Sales	1,253,400	81,900	578,700	-	1,914,000

Income (Loss) From Operations	192,300	(260,700)	(16,200)	-	(84,600)

Assets	5,551,100	1,166,300	1,350,000	796,400	8,863,800

Long-Lived Asset Expenditures	21,900	-	19,600	-	41,500

Depreciation and Amortization	61,300	600	20,500	-	82,400

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Six Months Ended December 31, 2018:

Revenues	$3,495,100	$444,600	$262,100	$-	$4,201,800

Foreign Sales	1,379,300	365,200	257,100	-	2,001,600

Income (Loss) From Operations	324,200	(111,300)	118,900	-	331,800

Assets	4,762,000	1,376,100	727,300	693,300	7,558,700

Long-Lived Asset Expenditures	13,000	1,200	-	-	14,200

Depreciation and Amortization	132,700	400	18,800	-	151,900

Approximately 43% and 50% total benchtop laboratory equipment sales (36% and 41% of total revenues) for both six month periods ended December 31, 2019 and 2018, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 28% and 25% of total benchtop laboratory equipment sales (23% and 21% of total revenues) were derived from the Torbal Scales Division for both the six months ended December 31, 2019 and 2018, respectively. For the six months ended December 31, 2019 and 2018, respectively, three customers accounted for approximately 25% and 22% of net sales of the Benchtop Laboratory Equipment Operations for both six month periods ended December 31, 2019 and 2018 (21% and 18% of the Company’s total revenues), respectively.

Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to three and five customers during the six months ended December 31, 2019 and 2018, accounted for approximately 84% and 90% of the Catalyst Research Instrument Operations’ revenues and 4% and 10% of the Company’s total revenues, respectively.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2019 and June 30, 2019 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,044,000	$1,044,000	$-	$-
Investment Securities	345,200	345,200	-	-

Total	$1,389,200	$1,389,200	$-	$-

Liabilities:

Contingent consideration	$618,000	$-	$-	$618,000

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,602,500	$1,602,500	$-	$-
Investment securities	330,900	330,900	-	-

Total	$1,933,400	$1,933,400	$-	$-

Liabilities:

Contingent consideration	$618,000	$-	$-	$618,000

Investments in marketable securities classified as available for sale by security type at December 31, 2019 and June 30, 2019 consisted of the following:
	Cost	Fair Value	Unrealized Holding Gain (Loss)
At December 31, 2019:
Equity securities	$79,500	$109,500	$30,000
Mutual funds	251,000	235,700	(15,300)

	$330,500	$345,200	$14,700

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2019:
Equity securities	$47,100	$72,000	$24,900
Mutual funds	292,300	258,900	(33,400)

	$339,400	$330,900	$(8,500)

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

	December 31, 2019	June 30,2019
Raw materials	$1,927,500	$1,738,300
Work-in-process	340,400	106,400
Finished goods	735,900	747,600

	$3,003,800	$2,592,300

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at December 31, 2019 and June 30, 2019, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At December 31, 2019:
Technology, trademarks	5/10 yrs.	$663,800	$661,800	$2,000
Trade names	6 yrs.	140,000	136,200	3,800
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	314,700	42,300
Sublicense agreements	10 yrs.	294,000	238,900	55,100
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	229,200	189,200	40,000

		$2,388,000	$2,244,800	$143,200

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2019:
Technology, trademarks	5/10 yrs.	$663,800	$661,700	$2,100
Trade names	6 yrs.	140,000	124,400	15,600
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	308,100	48,900
Sublicense agreements	10 yrs.	294,000	224,100	69,900
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	221,700	183,200	38,500

		$2,380,500	$2,205,500	$175,000

Total amortization expense was $19,800 and $61,300 for the three months ended December 31, 2019 and 2018, respectively, and $39,300 and $122,300 for the six months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, estimated future amortization expense related to intangible assets is $31,200 for the remainder of the fiscal year ending June 30, 2020, $54,300 for fiscal 2021, $31,700 for fiscal 2022, $15,000 for fiscal 2023 and $11,000 for fiscal 2024.

7. Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	For the Three Month Period Ended December 31, 2019	For the Three Month Period Ended December 31, 2018	For the Six Month Period Ended December 31, 2019	For the Six Month Period Ended December 31, 2018
Net income (loss)	$3,600	$118,400	$(52,600)	$260,500

Weighted average common shares outstanding	1,499,396	1,494,112	1,496,718	1,494,112
Effect of dilutive securities	58,330	18,839	-	11,368
Weighted average dilutive common shares outstanding	1,557,726	1,512,951	1,496,718	1,505,480

Basic earnings (loss) per common share	$.00	$.08	$(.04)	$.17
Diluted earnings (loss) per common share	$.00	$.08	$(.04)	$.17

During the six months ended December 31, 2019, the company did not include 51,269 dilutive shares of Common Stock because the effect would be anti-dilutive due to the loss during the period.  There were no dilutive shares excluded during the six month period ended December 31, 2018 as well as for the three months periods ended December 31, 2019 and 2018.

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

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) through January 2025, a facility in Pittsburgh, Pennsylvania for its Catalyst Research Instrument Operations through November 2020 and another facility in Pittsburgh, Pennsylvania for its Bioprocessing Systems Operations through May 2021. In addition, the Company had a lease for its Torbal Division of the Benchtop Laboratory Equipment Operations which was mutually terminated early effective as of October 31, 2019 and a new lease for a similar sales and administration office was entered into as of November 1, 2019 through October 2022. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities, and any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

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

As of December 31, 2019, the weighted-average remaining lease term for operating lease liabilities was approximately 4 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were $73,400 and $141,800 for the three and six month periods ended December 31, 2019 of which $74,200 and $142,500 were recorded as leases expense.

The Company’s approximate future minimum rental payments under all leases existing at December 31, 2019 through January 2025 are as follows:

Fiscal year ending June 30,	Amount
Remainder of 2020	$153,900
2021	265,800
2022	210,600
2023	198,900
2024	195,900
2025	91,600
Total future minimum payments	1,116,700
Less: Imputed interest	118,600
Total Present Value of Operating Lease Liabilities	998,100

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

Overview.

The Company reflected income before income tax expense of $3,000 for the three months ended December 31, 2019 compared to $148,800 for the three months ended December 31, 2018, primarily due to lower sales for Catalyst Instruments during the quarter, and significantly higher operating expenses for the Bioprocessing Systems Operations, partially offset by increased sales for the Benchtop Laboratory Equipment Operations. The Company reflected a loss before income tax benefit of $72,700 for the six months ended December 31, 2019 compared to income before income tax expense of $326,400 for the six months ended December 31, 2018 primarily due to lower sales for the Catalyst Research Instruments Operations and increased operating expenses for the Bioprocessing Systems Operations. In the last quarter of the Company’s fiscal year ended June 30, 2019, the Company began to invest in its Bioprocessing Systems Operations with staffing, facilities, and new product development. The results reflected total non-cash amounts for depreciation and amortization of $41,400 and $82,400 for the three and six month periods ended December 31, 2019 compared to $76,000 and $151,900 for the corresponding three and six month periods in 2018.

Results of Operations

The Three Months Ended December 31, 2019 Compared With The Three Months Ended December 31, 2018

Net revenues for the three months ended December 31, 2019 increased $109,100 (5.0%) to $2,272,300 from $ 2,163,200 for the three months ended December 31, 2018, reflecting increased earned royalties of $156,500 by the Bioprocessing Systems Operations, increased sales of benchtop laboratory equipment of $140,300, partially offset by a $187,700 decrease in net sales of catalyst research instruments. The benchtop laboratory equipment sales reflected $476,100 and $458,700 of Torbal brand product gross sales for the three months ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the order backlog for catalyst research instruments was $516,800, substantially all of which is expected to be shipped during fiscal year ending June 30, 2020, compared to $617,400 as of December 31, 2018.

The overall gross profit percentage for the three months ended December 31, 2019 increased to 48.0% compared to 45.1% for the three months ended December 31, 2018. The Benchtop Laboratory Equipment Operations reflected lower overhead cost during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The gross profit for the Catalyst Research Instruments Operations was negative during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 due to low sales during the quarter.

General and administrative expenses for the three months ended December 31, 2019 increased by $48,000 (10.4%) to $510,100 compared to $462,100 for the three months ended December 31, 2018, due to staffing and other administrative costs incurred by the Scientific Bioprocessing Systems Operations.

Selling expenses for the three months ended December 31, 2019 increased $82,300 (33.2%) to $330,500 from $248,200 for the three months ended December 31, 2018, due to new marketing expenses for the Bioprocessing Systems Operations, increased sales expenses by the Catalyst Research Instruments Operations and increased online advertising expenses for the Benchtop Laboratory Equipment Operations.

Research and development expenses increased by $150,600 (137.7%) to $260,000 for the three months ended December 31, 2019 compared to $109,400 for the three months ended December 31, 2018, primarily due to the ramp up in product development activities by the Bioprocessing Systems Operations which included staffing, facilities, and materials.

Total other income (expense), net was $12,100 for the three months ended December 31, 2019 compared to ($7,200) for the three months ended December 31, 2018 due to increased interest and dividend income generated from investment securities.

The Company reflected an income tax benefit of $600 for the three months ended December 31, 2019 compared to expense of $30,400 for the three months ended December 31, 2018 due to much lower income.

As a result of the foregoing, the Company recorded net income of $3,600 for the three months ended December 31, 2019 compared to $118,400 for the three months ended December 31, 2018.

The Six Months Ended December 31, 2019 Compared With The Six Months Ended December 31, 2018

Net revenues for the six months ended December 31, 2019 increased $74,700 (1.8%) to $4,276,500 from $4,201,800 for the six months ended December 31, 2018, reflecting an increase of $316,600 in earned royalties by the Bioprocessing Systems Operations, $24,500 increase in net sales of benchtop laboratory equipment, partially offset by a $266,400 decrease in net sales of catalyst research instruments. The benchtop laboratory equipment sales reflected $998,500 of Torbal brand product gross sales for the six months ended December 31, 2019, compared to $884,000 in the six months ended December 31, 2018. The increase in royalty revenues is due to the expectation of continued increased royalties from sublicenses. The Benchtop Laboratory Equipment Operations’s sales growth slowed due to slower order input from Asian markets, particularly China, and softer sales in Europe and Middle East. The Catalyst Research Instruments Operations suffered from low order input in the beginning of the year, particularly from China, however, the Company appointed a new China sales representative in China at the end of the period as well as several other sales representatives around the world. As of December 31, 2019, the order backlog for catalyst research instruments was $516,800, substantially all of which is expected to be shipped during fiscal year ending June 30, 2020, compared to $617,400 as of December 31, 2018.

The overall gross profit percentage for the six months ended December 31, 2019 was 48.4% compared to 45.7% for the six months ended December 31, 2018. The Benchtop Laboratory Equipment Operations reflected lower overhead cost during the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The gross profit for the Catalyst Research Instruments was negative during the six months ended December 31, 2019 compared to the six months ended December 31, 2018 due to low sales during the current six month period.

General and administrative expenses for the six months ended December 31, 2019 increased $141,700 (16.1%) to $1,020,300 from $878,600 for the six months ended December 31, 2018 due to staffing and other administrative costs incurred by the Bioprocessing Systems Operations and legal and other corporate expenses related to strategic initiatives.

Selling expenses for the six months ended December 31, 2019 increased $155,300 (32.1%) to $639,600 from $484,300 for the six months ended December 31, 2018, mainly due to new marketing expenses for the Bioprocessing Systems Operations, increased sales expenses by the Catalyst Research Instruments Operations and increased online advertising expenses for the Benchtop Laboratory Equipment Operations.

Research and development expenses increased by $269,900 (119.1%) to $496,600 for the six months ended December 31, 2019 compared to $226,700 for the six months ended December 31, 2018, primarily due to to the ramp up in product development activities by the Bioprocessing Systems Operations which included staffing, facilities, and materials.

Total other income (expense), net was $11,900 for the six months ended December 31, 2019 compared to ($5,400) for the six months ended December 31, 2018 principally due to increased interest income on investments, compared to realized losses on investment securities in the prior year period.

The Company reflected income tax benefit of $20,100 for the six months ended December 31, 2019 compared to $65,900 income tax expense for the six months ended December 31, 2018, primarily due to the loss during the current year period compared to income in the prior year period.

As a result of the foregoing, the Company recorded a net loss of $52,600 for the six months ended December 31, 2019 compared to net income of $260,500 for the six months ended December 31, 2018.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $558,500 to $1,044,000 as of December 31, 2019 from $1,602,500 as of June 30, 2019 primarily due to the loss during the period, increased investment in the Bioprocessing Systems Operations, and increased inventories, particularly for a new product of the Benchtop Laboratory Equipment Operations.

Net cash used in operating activities was $514,100 for the six months ended December 31, 2019 compared to net cash provided by operating activities $397,300 during the six months ended December 31, 2018. The net cash used was primarily a result of the loss for the period and higher inventories.  Net cash used in investing activities was $51,400 for the six months ended December 31, 2019 compared to $14,300 used during the six months ended December 31, 2018 principally due to an increased capital purchases by the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations during the current period.  The Company provided $7,000 in financing activities in the six months ended December 31, 2019 compared to $78,000 used in the six months ended December 31, 2018 mainly due to a cash dividend payment in the prior year.

The Company's working capital decreased by $65,700 to $4,940,100 as of December 31, 2019 compared to $5,005,800, as of June 30, 2019 mainly due to the loss during the period.

The Company has a Demand Line of Credit through December 2020 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, 4.75% currently. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of December 31, 2019, no borrowings were outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending December 31, 2020 from its available financial resources including the lines of credit, its cash and investment securities, and operations, unless there is a material reduction in its cash inflows including expected royalty streams, or a material increase in expenditures for the Bioprocessing Systems Operations.

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

PART II – OTHER INFORMATION

 Item 5. Other Information

Scientific Bioprocessing, Inc. a wholly-owned subsidiary of the Company, has entered into a monthly retainer agreement effective as of January 1, 2020 through December 31, 2020 with Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd.  The agreement provides for consulting services as to  the operations of Scientific Bioprocessing, Inc. at a monthly fee of $9,000 plus the issuance of 20,000 stock options to Mr. Cremonese.  The agreement incorporates non-competition and confidentiality clauses.

Item 6. Exhibits and ReportsForm 8-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10 (d)-12	Monthly Retainer Agreement between the Company and Mr. Joseph Cremonese and affiliates

Reports on Form 8-K:

Report dated December 11, 2019 reporting under item 1.01.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2020	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer