Form 10-Q
period 2020-03-31
SCIENTIFIC INDUSTRIES INC
filed 2020-05-15
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of May 7, 2020 is 1,502,773 shares.

SCIENTIFIC INDUSTRIES, INC.

  PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2020	June 30, 2019
Current assets:	(Unaudited)
Cash and cash equivalents	$739,400	$1,602,500
Investment securities	301,300	330,900
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at March 31, 2020 and $15,000 at June 30, 2019	2,184,200	1,974,200
Inventories	3,044,800	2,592,300
Prepaid expenses and other current assets	80,400	91,200
Total current assets	6,350,100	6,591,100

Property and equipment, net	290,500	318,800

Intangible assets, net	137,400	175,000

Goodwill	705,300	705,300

Other assets	56,000	54,700

Deferred taxes	513,200	431,100

Operating lease right-of-use assets	867,400	-

Total assets	$8,919,900	$8,276,000
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$451,900	$569,000
Accrued expenses and taxes	710,100	608,300
Contract liabilities	116,100	-
Contingent consideration, current portion	360,000	268,000
Bank overdraft	-	140,000
Operating lease liabilities, current portion	64,100	-
Total current liabilities	1,702,200	1,585,300

Operating lease liabilities, less current portion	869,200	-
Contingent consideration, less current portion	318,000	350,000

Total liabilities	2,889,400	1,935,300
Shareholders’ equity:
Common stock, $.05 par value; authorized 7,000,000 shares; issued 1,522,575, and 1,513,914 shares, and 1,502,773 and 1,494,112 shares outstanding at March 31, 2020 and June 30, 2019	76,100	75,700
Additional paid-in capital	2,649,300	2,592,700
Retained earnings	3,357,500	3,724,700
	6,082,900	6,393,100
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	6,030,500	6,340,700

Total liabilities and shareholders’ equity	$8,919,900	$8,276,000

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended March 31,	For the Three Month Period Ended March 31,	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2020	2019	2020	2019

Revenues	$2,378,000	$3,053,500	$6,654,500	$7,255,300

Cost of revenues	1,274,700	1,972,400	3,479,300	4,252,700

Gross profit	1,103,300	1,081,100	3,175,200	3,002,600

Operating expenses:
General and administrative	524,800	492,400	1,545,100	1,371,000
Selling	433,800	282,100	1,073,500	766,400
Research and development	298,900	120,900	795,500	347,600
Termination costs	180,700	-	180,700	-

Total operating expenses	1,438,200	895,400	3,594,800	2,485,000

Income (loss) from operations	(334,900)	185,700	(419,600)	517,600

Other income (expense):
Interest income	300	300	10,000	3,100
Other income, net	(41,900)	8,100	(39,700)	600
Interest expense	-	(600)	-	(1,400)

Total other income (expense), net	(41,600)	7,800	(29,700)	2,300

Income (loss) before income tax expense (benefit)	(376,500)	193,500	(449,300)	519,900

Income tax expense (benefit):
Current	-	179,700	-	233,600
Deferred	(61,900)	(79,800)	(82,100)	(67,800)

Total income tax expense (benefit)	(61,900)	99,900	(82,100)	165,800

Net income (loss)	$(314,600)	$93,600	$(367,200)	$354,100

Basic earnings (loss) per common share	$(.21)	$.06	$(.25)	$.24

Diluted earnings (loss) per common share	$(.21)	$.06	$(.25)	$.23

Cash dividends declared per common share	$.00	$.00	$.00	$.05

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Month Period Ended March 31,	For the Three Month Period Ended March 31	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2020	2019	2020	2019

Net income (loss)	$(314,600)	$93,600	$(367,200)	$354,100

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period net of tax	-	7,500	-	(13,500)

Comprehensive income (loss)	$(314,600)	$101,100	$(367,200)	$340,600

See notes to unaudited condensed consolidated financial statements.

  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
Fiscal Year 2020	Shares	Amount	Capital	Gain (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2019	1,513,914	$75,700	$2,592,700	$-	$3,724,700	19,802	$52,400	$6,340,700

Net loss	-	-	-	-	(56,200)	-	-	(56,200)

Stock options exercised	2,000	100	6,900	-	-	-	-	7,000

Stock-based compensation	-	-	17,700	-	-	-	-	17,700

Balance, September 30, 2019	1,515,914	75,800	2,617,300	-	3,668,500	19,802	52,400	6,309,200

Net income	-	-	-	-	3,600	-	-	3,600

Stock options exercised	6,661	300	(300)	-	-	-	-	-

Stock-based compensation	-	-	17,700	-	-	-	-	17,700

Balance, December 31, 2019	1,522,575	76,100	2,634,700	-	3,672,100	19,802	52,400	6,330,500

Net loss	-	-	-	-	(314,600)	-	-	(314,600)

Stock-based compensation	-	-	14,600	-	-	-	-	14,600

Balance, March 31, 2020	1,522,575	$76,100	$2,649,300	$-	$3,357,500	19,802	$52,400	$6,030,500

  See notes to unaudited condensed consolidated financial statements.

  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
Fiscal Year 2019	Shares	Amount	Capital	Gain (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2018	1,513,914	$75,700	$2,545,900	$1,200	$3,131,800	19,802	$52,400	$5,702,200

Cumulative effect of the adoption of	-	-	-	-	22,000	-	-	22,000
ASU 2016-01 – Financial Instruments

Net income	-	-	-	-	142,000	-	-	142,000

Cash dividend declared, $.05	-	-	-	-	(74,700)	-	-	(74,700)

Unrealized holding loss on investment securities, net of tax	-	-	-	(18,100)	-	-	-	(18,100)

Stock-based compensation	-	-	8,700	-	-	-	-	8,700

Balance, September 30, 2018	1,513,914	75,700	2,554,600	(16,900)	3,221,100	19,802	52,400	5,782,100

Net income	-	-	-	-	118,400	-	-	118,400

Unrealized holding loss on investment securities, net of tax	-	-	-	(2,900)	-	-	-	(2,900)

Stock-based compensation	-	-	9,500	-	-	-	-	9,500

Balance, December 31, 2018	1,513,914	75,700	2,564,100	(19,800)	3,339,500	19,802	52,400	5,907,100

Net income	-	-	-	-	93,600	-	-	93,600

Unrealized holding gain on investment securities, net of tax	-	-	-	7,500	-	-	-	7,500

Stock-based compensation	-	-	11,700	-	-	-	-	11,700

Balance, March 31, 2019	1,513,914	$75,700	$2,575,800	$(12,300)	$3,433,100	19,802	$52,400	$6,019,900

  See notes to unaudited condensed consolidated financial statements.

  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$(367,200)	$354,100
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain (loss) on sale of investments	(4,000)	5,000
Depreciation and amortization	123,300	218,200
Deferred income tax expense	(82,100)	(70,800)
Unrealized holding (gain) loss on investments	42,700	(4,200)
Gain on sale of fixed assets	(300)	-
Stock-based compensation	50,000	29,900
Change in fair value of contingent consideration	60,000	567,000
Changes in operating assets and liabilities:
Trade accounts receivable	(210,000)	(556,300)
Contract assets	-	101,300
Inventories	(452,500)	(403,400)
Prepaid and other current assets	9,500	(32,300)
Right-of-use- assets	(867,400)	-
Accounts payable	(117,100)	23,400
Lease liabilities	933,300	-
Contract liabilities	116,100	164,000
Accrued expenses and taxes	(38,100)	88,800

Total adjustments	(436,600)	130,600

Net cash (used in) provided by operating activities	(803,800)	484,700

Investing activities:
Proceeds from sale of investment securities	53,600	72,400
Purchase of investment securities	(62,800)	(75,200)
Capital expenditures	(38,100)	(129,600)
Purchase of intangible assets	(20,000)	(21,400)
Proceeds from sale of fixed assets	1,000	-

Net cash used in investing activities	(66,300)	(153,800)

Financing activities:
Line of credit proceeds	-	50,000
Proceeds from exercise of stock options	7,000	-
Cash dividend declared and paid	-	(74,700
Principal payments on notes payable	-	(5,100)

Net cash provided by (used in) financing activities	7,000	(29,800)

Net change in cash and cash equivalents	(863,100)	301,100

Cash and cash equivalents, beginning of year	1,602,500	1,053,100

Cash and cash equivalents, end of period	$739,400	$1,354,200

Cash paid during the period for:
Income taxes	$40,900	$59,200
Interest	-	1,400

See notes to unaudited condensed consolidated financial statements.

  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2019. The results for the three months and nine months ended March 31, 2020 are not necessarily an indication of the results for the full fiscal year ending June 30, 2020.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement", which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement". The new standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years; this ASU allows for early adoption in any interim period after issuance of the update. The Company is currently evaluating the impact of adopting this guidance.

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces previous lease guidance in its entirety with Accounting Standards Codification ("ASC") 842 and requires lessees to recognize lease assets and lease liabilities for those arrangements classified as operating leases under previous guidance, with the exception of leases with a term of twelve months or less. The Company adopted ASU No. 2016-02 on July 1, 2019 using the additional transition method, which allows prior periods to be presented under previous lease accounting guidance. Refer to Note 8, "Leases", for related disclosures.

2. Revenue

The Company records revenues in accordance with ASC Topic 606 “Revenue from Contracts with Customers, as amended” (“ASC Topic 606”). In accordance with ASC Topic 606, the Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Nature of Products and Services

We generate revenues from the following sources: (1) Benchtop Laboratory Equipment, (2) Catalyst Research Instruments and (3) Royalties.

The following table summarizes the Company’s disaggregation of revenues for the three and nine months ended March 31, 2020 and 2019.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2020:

Revenues	$1,800,700	$241,800	$335,500	$-	$2,378,000

Foreign Sales	743,000	236,200	335,000	-	1,314,200

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2019:
				-
Revenues	$1,732,400	$508,600	$812,500	$-	$3,053,500

Foreign Sales	682,300	346,400	-	-	1,028,700

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2020:

Revenues	$5,320,300	$420,000	$914,200	$-	$6,654,500

Foreign Sales	1,996,400	318,100	913,700	-	3,228,200

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2019:

Revenues	$5,227,500	$953,200	$1,074,600	$-	$7,255,300

Foreign Sales	2,061,600	711,600	-	-	2,773,200

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

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying ASC Topic 606: 1) all revenues are recorded net of returns, allowances, customer discounts, and incentives; 2) although sales and other taxes are immaterial, the Company accounts for amounts collected from customers for sales and other taxes, if any, net of related amounts remitted to tax authorities; 3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 4) the Company accounts for shipping and handling activities that occur after title transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling expenses; 5) the Company is always considered the principal and never an agent, because it has full control and responsibility until title is transferred to the customer; 6) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer such as is the case with catalyst instruments.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2020:

Revenues	$1,800,700	$241,800	$335,500	$-	$2,378,000

Foreign Sales	743,000	236,200	335,000	-	1,314,200

Income (Loss) From Operations	138,800	(99,900)	(193,100)	(180,700)	(334,900)

Assets	5,229,700	1,227,900	1,647,800	814,500	8,919,900

Long-Lived Asset Expenditures	4,900	-	11,700	-	16,600

Depreciation and Amortization	29,600	300	11,000	-	40,900

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2019:

Revenues	$1,732,400	$508,600	$812,500	$-	$3,053,500

Foreign Sales	682,300	346,400	-	-	1,028,700

Income (Loss) From Operations	57,900	(35,200)	163,000	-	185,700

Assets	4,656,600	1,583,100	1,503,100	788,500	8,531,300

Long-Lived Asset Expenditures	132,900	1,000	2,900	-	136,800

Depreciation and Amortization	56,500	200	9,600	-	66,300

Approximately 49% and 41% of total benchtop laboratory equipment sales (37% and 23% of total revenues) for the three month periods ended March 31, 2020 and 2019, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 24% and 30% of total benchtop laboratory equipment sales (18% and 17% of total revenues) were derived from the Torbal Scales Division for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, respectively, three customers accounted for approximately 16% and 22% of net sales of the Benchtop Laboratory Equipment Operations (12% of the Company’s total revenues for both periods).

Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to three and five customers during the three months ended March 31, 2020 and 2019, respectively, accounted for approximately 89% and 86% of the Catalyst Research Instrument Operations’ revenues and 9% and 14% of the Company’s total revenues, respectively.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2020:

Revenues	$5,320,300	$420,000	$914,200	$-	$6,654,500

Foreign Sales	1,996,400	318,100	913,700	-	3,228,200

Income (Loss) From Operations	331,100	(360,600)	(209,400)	(180,700)	(419,600)

Assets	5,229,700	1,227,900	1,647,800	814,500	8,919,800

Long-Lived Asset Expenditures	26,800	-	31,300	-	58,100

Depreciation and Amortization	90,900	900	31,500	-	123,300

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2019:

Revenues	$5,227,500	$953,200	$1,074,600	$-	$7,255,300

Foreign Sales	2,061,600	711,600	-	-	2,773,200

Income (Loss) From Operations	382,100	(146,400)	281,900	-	517,600

Assets	4,656,600	1,583,100	1,503,100	788,500	8,531,300

Long-Lived Asset Expenditures	145,900	2,200	2,900	-	151,000

Depreciation and Amortization	189,200	600	28,400	-	218,200

Approximately 45% and 47% of total benchtop laboratory equipment sales (36% and 34% of total revenues) for both the nine month periods ended March 31, 2020 and 2019, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 27% of total benchtop laboratory equipment sales (21% and 19% of total revenues, respectively) were derived from the Torbal Scales Division for both the nine months ended March 31, 2020 and 2019. For the nine months ended March 31, 2020 and 2019, respectively, three customers accounted for approximately 17% and 22% of net sales of the Benchtop Laboratory Equipment Operations (13% and 16% of the Company’s total revenues), respectively.

Sales of catalyst research instruments generally comprise a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to six and eight customers during the nine months ended March 31, 2020 and 2019, accounted for approximately 87% and 88% of the Catalyst Research Instrument Operations’ revenues and 5% and 12% of the Company’s total revenues, respectively.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2020 and June 30, 2019 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 31, 2020	Level 1	Level 2	Level 3
Assets:

Cash and cash equivalents	$739,400	$739,400	$-	$-
Investment securities	301,300	301,300	-	-

Total	$1,040,700	$1,040,700	$-	$-

Liabilities:

Contingent consideration	$678,000	$-	$-	$678,000

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2019	Level 1	Level 2	Level 3
Assets:

Cash and cash equivalents	$1,602,500	$1,602,500	$-	$-
Investment securities	330,900	330,900	-	-

Total	$1,933,400	$1,933,400	$-	$-

Liabilities:

Contingent consideration	$618,000	$-	$-	$618,000

  Investments in marketable securities classified by security type at March 31, 2020 and June 30, 2019 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At March 31, 2020:
Equity securities	$78,200	$82,600	$4,400
Mutual funds	251,300	218,700	(32,600)

	$329,500	$301,300	$(28,200)

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2019:
Equity securities	$47,100	$72,000	$24,900
Mutual funds	292,300	258,900	(33,400)

	$339,400	$330,900	$(8,500)

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

	March 31, 2020	June 30, 2019

Raw materials	$1,801,900	$1,738,300
Work-in-process	419,900	106,400
Finished goods	823,000	747,600

	$3,044,800	$2,592,300

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at March 31, 2020 and June 30, 2019, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	ful Lives	Cost	Accumulated Amortization	Net
At March 31, 2020:

Technology, trademarks	5/10 yrs.	$664,700	$662,100	$2,600
Trade names	6 yrs.	140,000	140,000	-
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	318,100	38,900
Sublicense agreements	10 yrs.	294,000	246,200	47,800
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	240,900	192,800	48,100

		$2,400,600	$2,263,200	$137,400

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2019:

Technology, trademarks	5/10 yrs.	$663,800	$661,700	$2,100
Trade names	6 yrs.	140,000	124,400	15,600
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	308,100	48,900
Sublicense agreements	10 yrs.	294,000	224,100	69,900
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	221,700	183,200	38,500

		$2,380,500	$2,205,500	$175,000

Total amortization expense was $18,300 and $47,900 for the three months ended March 31, 2020 and 2019, respectively, and $57,600 and $170,200 for the nine months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, estimated future amortization expense related to intangible assets is $14,700 for the remainder of the fiscal year ending June 30, 2020, $57,500 for fiscal 2021, $35,100 for fiscal 2022, $18,300 for fiscal 2023 and $6,600 for fiscal 2024 and $5,200 thereafter.

7. Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	For the Three Month Period Ended March 31, 2020	For the Three Month Period Ended March 31, 2019	For the Nine Month Period Ended March 31, 2020	For the Nine Month Period Ended March 31, 2019

Net income (loss)	$(314,600)	$93,600	$(367,200)	$354,100

Weighted average common shares outstanding	1,502,773	1,494,112	1,497,567	1,494,112
Effect of dilutive securities	-	23,007	-	15,248
Weighted average dilutive common shares outstanding	1,502,773	1,517,119	1,497,567	1,509,360

Basic earnings (loss) per common share	$(.21)	$.06	$(.25)	$.24

Diluted earnings (loss) per common share	$(.21)	$.06	$(.25)	$.23

During the three and nine months ended March 31, 2020, the Company did not include 60,167 and 54,235 dilutive shares of common stock because the effect would be anti-dilutive due to the loss during the periods.

Approximately 1,750 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share for the three and nine month periods ended March 31, 2019, because the effect would be anti-dilutive.

8. Leases

On July 1, 2019, the Company adopted the new accounting pronouncement as it relates to its leases which requires a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements.

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

As of March 31, 2020, the weighted-average remaining lease term for operating lease liabilities was approximately 3.85 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were $76,900 and $218,700 for the three and nine month periods ended March 31, 2020 of which $75,500 and $218,700 were recorded as leases expense.

The Company’s approximate future minimum rental payments under all leases existing at March 31, 2020 through January 2025 are as follows:

Fiscal year ending June 30,	Amount
Remainder of 2020	$77,000
2021	265,800
2022	210,600
2023	198,900
2024	195,900
2025	91,600
Total future minimum payments	1,039,800
Less: Imputed interest	106,500
Total Present Value of Operating Lease Liabilities	933,300

9. Subsequent Event
 In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. National, state and local governments in affected regions have implemented, and may continue to implement, safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work.
The worldwide spread of the COVID-19 outbreak is expected to result in a global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained.  As discussed in this report's "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations", the Company has taken steps to protect its business including its employees, and the Company is closely monitoring the evolving impact of the pandemic on all aspects of the Company’s business and periodically evaluates its estimates and they are adjusted prospectively based on such periodic evaluation.  The Company continues to employ all its employees, despite the slowdown.  However, an outbreak of the virus amongst its employees, particularly key management employees, could have a material negative effect on the Company.
 In April 2020, the Company received $563,700 in loan proceeds pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration through its bank. The loan will bear interest at 1% per annum, mature in April 2022 and contains no collateral or guarantee requirements. Subject to certain eligibility and certification requirements under the PPP, some or all of the loan amount may be forgiven; however, the amount and timing of any forgiveness is uncertain.

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

Overview.

The Company reflected loss before income tax benefit of ($376,500) and ($449,300) for the three and nine months ended March 31, 2020 compared to income before income tax of $193,500 and $519,900 for the three and nine months ended March 31, 2019, primarily due to the loss incurred by the Bioprocessing Systems Operations resulting from increased operating and development expenses, a non-recurring charge for the termination of a management employee, and increased loss from the Catalyst Research Operations due to decreased sales, partially offset by increased operating income from the Benchtop Laboratory Equipment Operations. In the last quarter of the Company’s fiscal year ended June 30, 2019, the Company increased its investment in its Bioprocessing Systems Operations with staffing, facilities, and new product development. The Company's results reflected total non-cash amounts for depreciation and amortization and contingent consideration liability adjustments of $100,900 and $193,300 for the three and nine month periods ended March 31, 2020 compared to $633,300 and $785,200 for the corresponding three and nine month periods in 2019.

Impact of COVID-19.

The challenges posed by the COVID-19 pandemic on the global economy began to take effect and impact the Company’s operations at the end of the third quarter.  While it is difficult for the Company’s management to fully predict the full impact and broad effects of COVID-19 on its business because of factors beyond its control and knowledge, the Company believes it is well positioned to sustain the effects of the pandemic, with moderate  adverse impact. The Company has taken appropriate action and has plans in place to diminish the effects of COVID-19 on its operations and financial condition, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

The primary impact of the COVID-19 pandemic on the Company’s operations for the three and nine month periods ended March 31, 2020, was delay in delivery of certain catalyst research instruments to a customer in China, which has subsequently been delivered, and a forced shutdown of the Company's Catalyst Research Instruments Operations and the Scientific Bioprocessing Systems Operations facilities in Pennsylvania. The Company took immediate action as it pertains to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self quarantine for any employee showing symptoms, and training employees on maintaining a healthy work environment. The Scientific Bioprocessing Systems Operations were able to continue to operate by instituting “work-from-home” policies. The Catalyst Research Instrument Operations were able to do the same to some extent until they were granted an exemption and allowed to re-open the facility in early April. The Laboratory Equipment Operations instituted “work-from-home” policies for 75% of its administrative staff in accordance with state mandates.

The Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’ receipt of a loan under the Federal Government’s Paycheck Protection Program, which has been especially important to the Catalyst Research Instruments due to closures of its facility and customer facilities resulting in delays in order shipments and related receivables. The Company does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributers of laboratory equipment and supplies that have the ability to pay and that we believe have not been significantly impacted by the pandemic. However, there will be a delay in receiving some amounts due for sales of catalyst research instruments. The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, supply chain, or delivery and distribution of its products as a result of  COVID-19.

COVID-19 is expected to result in a reduction in demand or delay in orders for the Company’s products, resulting in an approximate 20-40% revenues decrease during the duration of the crisis which will impact the Company's gross margin due to fixed overhead and labor costs. While sales of the Company’s vortex mixers are not expected to be materially reduced because they are used in laboratories performing diagnostic tests, orders for other products such as shakers, incubators, and balances, are expected to decrease because they are discretionary purchases and certain customer sites are either closed or have reduced operations. Orders for Catalyst Instruments are expected to be delayed due to closures. Inventories of raw materials, work in process, and finished goods are expected to be higher as demand decreases and the Company may not be able to adjust all purchases due to purchase commitments, and an increase in stock of finished goods due to lower demand.

Results of Operations.

The Three Months Ended March 31, 2020 Compared With The Three Months Ended March 31, 2019

Net revenues for the three months ended March 31, 2020 decreased $675,500 (22.1%) to $2,378,000 from $ 3,053,500 for the three months ended March 31, 2019, reflecting increased earned royalties by the Bioprocessing Systems Operations in the prior year, and decreased sales of the Catalysts Research Instruments, partially offset by increased sales of benchtop laboratory equipment. The Benchtop Laboratory Equipment Operations’ revenues included sales of Torbal brand products in the amount of $430,400 and $522,400 for the three months ended March 31, 2020 and 2019, respectively. As previously discussed, the Company’s order input began to be affected by the  COVID-19 crisis towards the end of the quarter.  The Company had a European patent that it licensed through the Company's Bioprocessing Systems Operations for which it received royalties each calendar year.   However, as of January 1, 2020, the licensee will no longer pay royalties on the European patent under mutual agreement, which was due to expire in August 2021. The net revenues related to the European patent for calendar year 2019 were approximately $822,000.

As of March 31, 2020, the order backlog for catalyst research instruments was $439,000, substantially all of which is expected to be shipped during the fiscal year ending June 30, 2020, compared to $834,300 as of March 31, 2019. The Company’s Benchtop Laboratory Equipment Operations has remained fully operational during the COVID-19 crisis with no shipment delays, and the Catalyst Research Instruments were forced to shut down for a period of a few weeks. Shipments to customers were delayed primarily due to customer facility closures, which have since opened or are expected to open in the near future.

The overall gross profit percentage for the three months ended March 31, 2020 increased to 46.4% compared to 35.4% for the three months ended March 31, 2019. The gross profit for the Bioprocessing Systems Operations reflected the recording of expected future contingent consideration payments pertaining to expected future royalties in both the current and prior year quarters, however, the prior year’s quarter was significantly higher. The gross profit for the Benchtop Laboratory Equipment was slightly higher for the three months ended March 31, 2020 compared to the prior year’s quarter due to lower overhead during the current period. The gross profit for the Catalyst Research Instruments Operations was near zero during the three months ended March 31, 2020 due to fixed overhead on low sales during the quarter.

General and administrative expenses for the three months ended March 31, 2020 increased by $32,400 (6.6%) to $524,800 compared to $492,400 for the three months ended March 31, 2019, due to staffing and other administrative costs incurred by the Scientific Bioprocessing Systems Operations.

Selling expenses for the three months ended March 31, 2020 increased by $151,700 (53.8%) to $433,800 from $282,100 for the three months ended March 31, 2019, due to marketing expenses for the Bioprocessing Systems Operations.

Research and development expenses increased by $178,000 (147.2%) to $298,900 for the three months ended March 31, 2020 compared to $120,900 for the three months ended March 31, 2019, primarily due to the ramp up in product development activities by the Bioprocessing Systems Operations which included staffing, facilities, and materials.

The Company reflected a non-recurring charge of terminaton costs for the severance pay and related payroll costs, pertaining to the early termination in February 2020 of the Company's Vice President of Corporate Strategy and Vice President of Sales for the Company's wholly-owned subsidiary, Altamira Insturments, Inc.

Total other income (expense), net was ($41,600) for the three months ended March 31, 2020 compared to $7,800 for the three months ended March 31, 2019 due to holding losses on investment securities.

The Company reflected an income tax benefit of $61,900 for the three months ended March 31, 2020 compared to expense of $99,900 for the three months ended March 31, 2019 due to the loss for the period.

As a result of the foregoing, the Company recorded a net loss of ($314,600) for the three months ended March 31, 2020 compared to net income of $93,600 for the three months ended March 31, 2019.

The Nine Months Ended March 31, 2020 Compared With The Nine Months Ended March 31, 2019

Net revenues for the nine months ended March 31, 2020 decreased $600,800 (8.3%) to $6,654,500 from $7,255,300 for the nine months ended March 31, 2019, reflecting a decrease in revenues of $533,200 for the Catalyst Research Operations due in part to the effect of COVID-19 pandemic in the China market, a decrease of $160,400 in earned royalties by the Bioprocessing Systems Operations, partially offset by an increase of $92,800 in net sales of benchtop laboratory equipment, which reflected $1,428,900 of Torbal brand product gross sales for the nine months ended March 31, 2020, compared to $1,406,400 in the nine months ended March 31, 2019.  The Company had a European patent that it licensed through the Company's Bioprocessing Systems Operations for which it received royalties each calendar year.  However, as of January 1, 2020, the licensee will no longer pay royalties on the European patent under mutual agreement, which was due to expire in August 2021. The net revenues related to the European patent for calendar year 2019 were approximately $822,000.

The overall gross profit percentage for the nine months ended March 31, 2020 was 47.7% compared to 41.4% for the nine months ended March 31, 2019.   The gross profit for the Catalyst Research Instruments was negative during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 due to fixed overhead and labor combined with low sales during the current nine month period.

The Benchtop Laboratory Equipment Operations’s gross profit margin percentage was approximately the same as the prior year period, while the percentage was higher for the Bioprocessing Systems Operations due to reduced contingent consideration adjustments during the current year period.

General and administrative expenses for the nine months ended March 31, 2020 increased $174,100 (12.7%) to $1,545,100 from $1,371,000 for the nine months ended March 31, 2019 due to staffing and other administrative costs incurred by the Bioprocessing Systems Operations and legal and other corporate expenses related to strategic initiatives.

Selling expenses for the nine months ended March 31, 2020 increased $307,100 (40.1%) to $1,073,500 from $766,400 for the nine months ended March 31, 2019, mainly due to new marketing expenses for the Bioprocessing Systems Operations, and to a lesser extent increased sales expenses by the Catalyst Research Instruments Operations.

Research and development expenses increased by $447,900 (128.9%) to $795,500 for the nine months ended March 31, 2020 compared to $347,600 for the nine months ended March 31, 2019, primarily due to the ramp up in product development activities by the Bioprocessing Systems Operations which included staffing, facilities, and materials.

The Company reflected a non-recurring charge of termination costs for the severance pay and related payroll costs, pertaining to the early termination in February 2020 of the Company's Vice President of Corporate Strategy and Vice President of Sales for the Company's wholly-owned subsidiary, Altamira Insturments, Inc.

Total other income (expense), net was ($29,700) for the nine months ended March 31, 2020 compared to $2,300 for the nine months ended March 31, 2019 principally due to realized holding losses on investment securities in the current year period.

The Company reflected income tax benefit of $82,100 for the nine months ended March 31, 2020 compared to $165,800 income tax expense for the nine months ended March 31, 2019, primarily due to the loss during the current year period compared to income in the prior year period.

As a result of the foregoing, the Company recorded a net loss of ($367,200) for the nine months ended March 31, 2020 compared to net income of $354,100 for the nine months ended March 31, 2019.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $863,100 to $739,400 as of March 31, 2020 from $1,602,500 as of June 30, 2019 primarily due to the loss during the period.  The Company's Laboratory Equipment Operations generated positive cash flow, however the Bioprocessing Systems Operations has required material amounts of cash for its operations including new staffing, sales and marketing and facilities.  To a lesser extent, the Catalyst Research Instruments's cash flows were also negatively impacted in the third quarter due to delays in delivering orders and related collections, principally due to the COVID-19 pandemic.

Net cash used in operating activities was $802,800 for the nine months ended March 31, 2020 compared to net cash provided by operating activities of $484,700 during the nine months ended March 31, 2019. The net cash used was primarily a result of the loss for the period.  The Company's Laboratory Equipment Operations provided cash, however the Bioprocessing Systems Operations and the Catalyst Research Operations used cash for its operations as described above.

Net cash used in investing activities was $67,300 for the nine months ended March 31, 2020 compared to $153,800 used during the nine months ended March 31, 2019 principally due to reduced capital purchases by the Benchtop Laboratory Equipment Operations during the current period. The Company provided $7,000 in financing activities in the nine months ended March 31, 2020 compared to $29,800 used in the nine months ended March 31, 2019 mainly due to a cash dividend payment in the prior year.

The Company's working capital decreased by $357,900 to $4,647,900 as of March 31, 2020 compared to $5,005,800, as of June 30, 2019 mainly due to the loss during the period.

On April 14, 2020 the Company received a loan, all of which is outstanding, under the Federal Government’s Paycheck Protection Program with its bank, First National Bank, amounting to $563,700 at an interest rate of 1% with a maturity date of April 17, 2022, a majority of which is expected to be forgiven under the program. The Company also has a demand line of credit through December 2020 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime,  which is currently 3.25%.  Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of March 31, 2020, no borrowings were outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending March 31, 2021 from its available financial resources including the lines of credit, its cash and investment securities, and operations, unless there is a material reduction in its cash inflows, or a material increase in expenditures.

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

Date: May 15, 2020	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer