Form 10-K
period 2020-06-30
SCIENTIFIC INDUSTRIES INC
filed 2020-10-09
CIK 87802

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

  FORM 10-K

  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of October 2, 2020 is $7,436,000.

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of  October 2, 2020 is 2,861,263 shares.

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

Operating Segments. The Company views its operations as three segments: the manufacture and marketing of standard Benchtop Laboratory Equipment for research and sample preparation in university, pharmacy and industrial laboratories sold primarily through laboratory equipment distributors and online; the manufacture and marketing of custom-made Catalyst Research Instruments for universities, government laboratories, and chemical and petrochemical companies; and the development and sublicensing of bioprocessing products. For certain financial information regarding the Company’s operating segments, see Note 2 to the consolidated financial statements included under Item 8.

Products.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold under the “Genie ™” brand, and pharmacy and laboratory balances and scales, force gauges, and moisture analyzers under the “Torbal®” brand. Sales of the Company’s principal product, the Vortex-Genie® 2 Mixer, excluding accessories, represented approximately 36% and 32% of the Company’s total net revenues for each of the fiscal years ended June 30, 2020 (“fiscal 2020”) and June 30, 2019 (“fiscal 2019”), and 45% and 46% of the segment’s sales for fiscal 2020 and fiscal 2019, respectively.

The Company’s vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds.

The Company’s additional mixers and shakers include a high-speed touch mixer, a mixer with an integral timer, a patented cell disruptor, microplate mixers, two vortex mixers incorporating digital control and display, a large capacity multi-vessel vortex mixer and a line of various orbital shakers.

The Company also offers various benchtop multi-purpose rotators and rockers, designed to rotate and rock a wide variety of containers, and a refrigerated incubator and incubated shakers, which are multi-functional benchtop environmental chambers designed to perform various shaking and stirring functions under controlled environmental conditions.

Its line of magnetic stirrers includes a patented high/low programmable magnetic stirrer, a four-place high/low programmable magnetic stirrer, a large volume magnetic stirrer, and a four-place general purpose stirrer.

The Company’s Torbal brand line of products includes pharmacy, laboratory, and industrial digital scales, mechanical balances, moisture analyzers, pill counters, and force gauges.

Catalyst Research Instruments. The Catalyst Research Instrument products are offered through the Company’s subsidiary, Altamira. Its flagship product is the AMI-300™, which is used to perform traditional catalyst characterization experiments on an unattended basis. The product also features a stand-alone personal computer to control the instrument and incorporates proprietary LabVIEW®-based software. The Company’s AMI-300™ Catalyst Characterization Instrument incorporates a sophisticated data handling package and is designed to perform dynamic temperature-programmed catalyst characterization experiments. All AMI model instruments are designed or adapted to a customer’s individual requirements.

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

 Bioprocessing Systems. The Company, through SBI, sublicenses the patents and technology it holds relating to bioprocessing products exclusively under a license with the University of Maryland, Baltimore County (“UMBC”), for which it receives royalties for patents expiring through December 2023. The Company is also engaged in the design and development of bioprocessing products, principally products incorporating disposable sensors which includes coaster systems and other shaking products using vessels such as T-Flasks and shake flasks.

 Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its internal engineering capabilities in areas such as industrial and electronics design.

Major Customers. Sales to three customers, principally of the Vortex-Genie 2 Mixer, represented 17% and 15% of total net revenues for fiscal 2020 and fiscal 2019, respectively, and 21% of Benchtop Laboratory Equipment product sales, for both fiscal 2020 and fiscal 2019. Sales of Catalyst Research Instrument products are generally pursuant to a few large orders amounting on average to over $50,000 to a limited number of customers. In fiscal 2020, sales to two customers accounted for 25% of the segment’s sales (2% of total net revenues) and in fiscal 2019 sales to two other customers accounted for 27% of the segment’s sales (5% of total net revenues).

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

 Bioprocessing Systems. The Company’s Bioprocessing Systems products are currently under development as well as its sales and marketing activities for these products. The Company recently hired a Chief Commercial Officer as well as several application scientists and a sales and marketing consultant to implement a sales and marketing strategy for the Bioprocessing Systems products that the Company plans to offer for sale in the near future. Its marketing efforts include a new website, trade shows, online marketing campaigns, and membership in various organizations. The products, once available, will be offered for sale both directly and through distribution worldwide.

 Assembly and Production. The Company has an operating facility in Bohemia, New York and a small facility in Orangeburg, New York at which its Benchtop Laboratory Equipment operations are conducted and one in Pittsburgh, Pennsylvania at which its Catalyst Research Instruments operations are conducted. The Company also has a small facility in Pittsburgh where it conducts product development and plans to operate future small-scale production for the Bioprocessing Systems operations. The Company’s production operations principally involve assembly of components supplied by various domestic and international independent suppliers. The Company has not commenced production of bioprocessing products, but anticipates that its current facilities will be adequate for such purpose, although no assurances can be provided.

Patents, Trademarks and Licenses.

 The Company holds several patents relating to its benchtop laboratory products which include a United States patent expiring in November 2022 on the MagStir Genie® and on the MultiMagStir Genie ®, another patent that relates to its Vortex-Genie Pulse expiring in January 2036, and a newly issued patent relating to Torbal’s VIVID® automated pill counter which expires in March 2039. Two additional patents held by the Company relating to Bioprocessing Systems expire in January 2029 for a biocompatible bag with integral sensors and another patent expiring in 2036 on an apparatus for detecting PH and dissolved oxygen. The Company has several patent applications pending, related primarily to bioprocessing technology. The Company does not anticipate any material adverse effect on its operations following the expiration of the patents.

   The Company has various proprietary trademarks, including AMI™, BenchCAT™, Biocoaster™, BioGenie®, Cellphase®, Cellstation®, Disruptor Beads™, Disruptor Genie®, Enviro-Genie®, Genie™, Genie Temp-Shaker™, ID.Developer’s Kit™, ID.Rocker™, ID.Shaker™, Incubator Genie™, MagStir Genie®, MegaMag Genie®, MicroPlate Genie®, MultiMagStir Genie®, Multi-MicroPlate Genie®, Orbital Genie®, QuadMag Genie®, Rotator Genie®, SBI®, Roto-Shake Genie®, Torbal®, TurboMix™, VIVID®, and Vortex-Genie®, each of which it considers important to the success of the related product. The Company also has several trademark applications pending. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

  The Company has an exclusive license from UMBC with respect to rights and know-how under a patent held by UMBC related to disposable sensor technology, on a United States patent through December 2023 and a European Union patent that terminated in December 2019 which the Company further sublicenses on an exclusive basis to a German company, and non-exclusive rights held by the Company as it relates to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters. Net total license fees paid or owed to the Company under this license for fiscal 2020 and fiscal 2019 amounted to $1,286,800 and $1,035,400, respectively.

 Foreign Sales. The Company’s sales to overseas customers, principally in Asia and Europe, accounted for approximately 49% and 50% of the Company’s net revenues for fiscal 2020 and 2019, respectively. Payments are in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

Seasonality. The Company does not consider its business to be seasonal.

Backlog. Backlog for Benchtop Laboratory Equipment products is not a significant factor because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. There is no backlog for Bioprocessing Systems. The backlog for Catalyst Research Instrument products as of June 30, 2020 was $176,500, all of which is expected to be filled by June 30, 2021, as compared to a backlog of $124,200 as of June 30, 2019, all of which was filled in fiscal 2020.

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

 The primary competition for the Company’s Catalyst Research Instrument products is in the form of instruments produced internally by research laboratory staff of potential customers. Major competitors in the United States include Anton Paar (formerly Quantachrome Instruments) and Micromeritics Instrument Corporation, each a privately held company. The Company sells instruments to Anton Paar.

         The potential major competitors for the Company’s Bioprocessing Systems are Applikon Biotechnology, B.V. (Netherlands), PreSens GmbH (Germany), DASGIP Technology GmbH (Germany), and Sartorius AG (Germany).

Research and Development. The Company incurred research and development expenses, the majority of which related to its Bioprocessing Systems of $1,140,000 during fiscal 2020 compared to $530,500 during fiscal 2019. The Company expects that research and development expenditures in the fiscal year ending June 30, 2021 will continue to increase due to increased product development efforts for the Bioprocessing Systems.

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

 Employees. As of September 4, 2020, the Company employed 44 persons (27 for the Benchtop Laboratory Equipment operations, 8 for the Catalyst Research Instruments operations, and 9 for the Bioprocessing Systems operations) of whom 39 were full-time, including its five executive officers. In addition, certain activities of the Bioprocessing Systems operations are being performed by employees of the Company’s other operations and consultants. None of the Company's employees are represented by any union.

 Available Information. The Company’s Annual Report to Stockholders for fiscal 2020, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company’s proxy material and solicitation as it relates to the Company’s 2020 Annual Meeting of Stockholders. All the Company’s reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”), including amendments to such reports, are available on the SEC’s website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company’s public filings can be accessed through the Company’s website at https://www.scientificindustries.com/sec-filings.

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

Dependence on Major Customers

Although the Company does not depend on any one single major customer, sales to the top three Benchtop Laboratory Equipment operations customers accounted for a combined aggregate of 21% of the segment’s total sales for each of fiscal 2020 and 2019 (17% and 15% of its total net revenues for fiscal 2020 and 2019, respectively).

No representation can be made that the Company will be successful in retaining any of these customers, or not suffer a material reduction in sales, either of which could have an adverse effect on future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a Substantial Portion of Revenues

The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 45% and 46% of Benchtop Laboratory Equipment sales, for fiscal 2020 and fiscal 2019, (36% and 32% of total net revenues for fiscal 2020 and fiscal 2019, respectively).

The Company is a Small Participant in Each of the Industries in Which It Operates

  The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($6,783,600 for fiscal 2020 and $7,078,800 for fiscal 2019) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete with on price. The Torbal line of products is also a small market participant in its industry with significant competition from well-known brands.

  The production and sale of Catalyst Research Instruments products is highly competitive. Altamira’s competitors include several companies with greater resources and many laboratories which produce their own instruments.

         The Company’s Bioprocessing Systems operation is a participant in the laboratory-scale sector of the larger bioprocessing products industry, which is dominated by several companies that are many times larger than SBI, which is still in its start-up phase of operations.

The Company’s Ability to Grow and Compete Effectively Depends In Part on Its Ability to Develop and Effectively Market New Products

The Company continuously invests in development and marketing of new Benchtop Laboratory Equipment products with a view to increase revenues and reduce the Company’s dependence on the Vortex-Genie 2 Mixer, including the acquisition of the Torbal line of products in fiscal 2014. However, gross revenues derived from non Vortex-Genie Benchtop Laboratory Equipment products including Torbal products only amounted to $3,712,800 (55% of the segment’s sales and 43% of total revenues) for fiscal 2020; and $3,843,500, (54% of the segment’s sales and 38% of total revenues) for fiscal 2019. The segment’s ability to compete will depend upon the Company’s success in continuing to develop and market new laboratory equipment as to which no assurance can be given.

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

The success of the Company’s Bioprocessing Systems operation will be heavily dependent on its ability to successfully develop, produce, and market new products. Commencing in the last quarter of fiscal 2019, the Company began to commit substantial resources to its Bioprocessing Systems operations in the form of employees, materials, supplies, marketing, and facilities to accelerate its new product development efforts and marketing activities. Such products are of a complex nature in an industry that the Company has not traditionally operated in and have taken much longer to develop than previously anticipated. In addition, they will be subject to beta testing by end users, which could result in design and/or production changes which could further delay development time. The Company expects the sale and marketing of these new products, at least initially, to be through the Company’s website, online marketing, direct selling efforts, and some distributors. The Company is incurring substantial product development and marketing expenditures for its bioprocessing products.

No assurance can be given that the Company will be successful with its new product development or that its sales and marketing programs will be sufficient to develop additional commercially feasible products which will be accepted by the marketplace, or that any distributor will include or retain any such products in its catalogs and websites.

The Company May Be Subject to General Economic, Political and Social Factors

Orders for the Company’s products, particularly its Catalyst Research Instruments products, depend in part, on the customer’s ability to secure funds to finance purchases, especially government funding. Availability of funds can be affected by budgetary constraints. Factors including a general economic recession, a European crisis, slowdown in Asian economies, or a major terrorist attack may have a negative impact on the availability of funding including government or academic grants to potential customers. Please also see the separate COVID-19 pandemic related discussion in this “Risk Factors” section below.

As discussed in Item 1, sales to overseas customers, including sales in China, account for approximately 49% of the Company’s net revenues. The high value of the U.S. dollar relative to foreign currencies has a negative impact on sales because the Company’s products, which are paid in U.S. dollars, become more expensive to overseas customers.

The current political situation as it pertains to tariffs has not had a material impact on the Company, other than higher component costs which affects gross margins and somewhat lower sales to China due to tariffs on the Company’s products. Continuation of tariffs and/or increased trade tensions could have a negative effect on the Company’s gross margins and level of future exports, because the Company is unable to pass such cost increases to its customers, and may not be able to replace lost revenues to customers in China.

        The Company’s ability to secure new Catalyst Research Instruments orders can also be affected by changes in domestic and international policies pertaining to energy and the environment, which could affect funding of potential customers.

The Company Has Been Adversely Affected and Could Be Materially Adversely Impacted in the Future by the COVID-19 pandemic

The challenges posed by the COVID-19 pandemic on the global economy began to take effect and impact the Company’s operations at the end of the third quarter of the year ended June 30, 2020.  At that time, the Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action as it pertains to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from  home, social distancing in the workplace, requiring self quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. However, if an employee becomes infected in the future, and the Company is forced to shut down for a period of time, it could have a short-term negative impact on operations. At the beginning of the pandemic, the Catalyst Research Instruments and Bioprocessing Systems Operations were shut down due to state mandates, however, the impact on operations was immaterial, and the Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’ receipt of $563,800 loan under the Federal Government’s Paycheck Protection Program. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies that have the ability to pay. However, there were some delays in receiving some accounts receivable due for catalyst research instruments due to customer shutdowns, and there was a material negative impact on the revenues of the Catalyst Research Instruments. The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, supply chain, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

As further discussed in Item 7 below, in April 2020, the Company received loan proceeds of $563,800 under the Paycheck Protection Program (“PPP”). The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support its ongoing operations at the time without need to furlough its employees, especially for the Catalyst Research Instruments, which was negatively impacted by customer shutdowns and its own temporary shutdown. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these loan proceeds, and the forgiveness of the related note payable, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

             Under the terms of the CARES Act, the use of the proceeds of the loan is restricted to payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Following recent amendments to the PPP, after an eight- or twenty-four-week period starting with the disbursement of the respective loan proceeds, the Company may, and intends to, apply for forgiveness of some or all of the loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, covered rent, and covered utility payments, in each case incurred during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in the Company’s payroll costs or full-time equivalent employees (when compared against the applicable measurement period) could reduce the amount of the loan eligible for forgiveness, although it is not anticipated. Further, any future amendment to the CARES Act or rules by The U.S. Department of the Treasury or the Small Business Administration (“SBA”) as it pertains to the PPP could have an impact on the loan’s forgiveness with no guarantee that the Company will receive forgiveness for any amount, and forgiveness will be subject to the Company’s submission to its lender of information and documentation as required by SBA and the lender.

  The Company is Heavily Dependent on Outside Suppliers for the Components of Its Products

The Company purchases all its components from outside suppliers and relies on a few suppliers for some components, mostly due to cost considerations. Most of the Company’s suppliers, including United States vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country, such as current and potential future tariffs, and the COVID-19 pandemic. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier. The Company seeks to mitigate the effect of the tariffs on its component costs through supplier negotiations, however, alternate suppliers are not always feasible for various reasons including complexity and cost of toolings. A shortage of such components could halt production and have a material negative effect on the Company’s operations.

The Company’s Ability to Compete Depends in Part on Its Ability To Secure and Maintain Proprietary Rights to its Products

The Company has no patent protection for its principal Benchtop Laboratory Equipment product, the Vortex-Genie 2 Mixer, the Torbal balances other than the VIVID pill counter, or for its Catalyst Research Instruments products, and limited patent protection on a few other Benchtop Laboratory Equipment products. There are several competitive products available in the marketplace possessing similar technical specifications and design.

As part of the asset purchase by SBI during fiscal 2012, the Company acquired the rights to various patents for bioprocessing products which it licenses from UMBC, however these United States patents expire in December 2023, and it lost European patent protection as of end of December 2019, which was originally due to expire in August 2021.  Hence, the Company will not receive any further license fees on the European Union patent for calendar year 2020 or thereafter and will receive license fees on the United States patent through December 2023

There can be no assurance that any patent issued, licensed or sublicensed to the Company provides or will provide the Company with competitive advantages or will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar products or design around the patents. Any of the foregoing activities could have a material adverse effect on the Company. Moreover, the enforcement by the Company of its patent or license rights may require substantial litigation costs.

  The Company Has Limited Management Resources

  The loss of services from either of Ms. Helena Santos, the Company’s President, Chief Executive, Financial Officer and Treasurer, Mr. Robert Nichols, the President of the Company’s Genie Products Division of the Benchtop Laboratory operations, Mr. Karl Nowosielski, the President of the Torbal Products Division of the Benchtop Laboratory operations, Mr. Anthony Mitri, the President of Altamira, or Mr. John A. Moore, President of SBI, or any material expansion of the Company’s operations could place a significant additional strain on the Company’s limited management resources and could be materially adverse to the Company’s operating results and financial condition.

   The Common Stock of the Company is Thinly Traded and is Subject to Volatility

As of October 2, 2020, there were 2,861,263 shares of Common Stock of the Company outstanding, of which 1,856,378 (65%) were held by affiliates or Directors and Officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2020 on which no trades of the Company’s Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

  Item 2. Properties.

 The Company’s executive office and principal manufacturing facility for its Benchtop Laboratory Equipment operations comprises approximately 19,000 square feet. This facility is located in Bohemia, New York and is held under a lease which expires in February 2025. The Company’s Catalyst Research Instruments operations are conducted from an approximately 9,000 square foot facility in Pittsburgh, Pennsylvania under a lease which expires in November 2020. The Bioprocessing Systems operations are conducted from an approximately a 1,400 square foot laboratory facility in Pittsburgh Pennsylvania under a lease which expires in May 2021. The Company has a 1,200 square foot facility in Orangeburg, New York from where it conducts its sales and marketing functions, primarily for the Torbal Products Division of the Benchtop Laboratory Equipment operations expiring in October 2022. See Note 11 to the consolidated Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company’s operations. In the opinion of management, all properties are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

 Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2020.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations at the end of each quarter of fiscal 2019 and fiscal 2020, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended	Low Bid	High Bid
09/30/18	2.82	3.24
12/31/18	2.99	4.00
03/31/19	3.50	4.50
06/30/19	3.88	4.75
09/30/19	4.00	6.88
12/31/19	6.01	9.10
03/31/20	6.56	10.20
06/30/20	5.55	10.61

 As of September 6, 2020, there were 261 record holders of the Company's Common Stock.

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

Overview. The Company reflected a loss before income tax benefit of $1,139,900 for fiscal 2020 compared to income before income tax expense of $770,200 for fiscal 2019, primarily due to increased operating expenses as a result of the Company’s investment in its Bioprocessing Systems operations, decreased sales of catalyst research products, a non-recurring charge for the termination of a management employee, and other corporate expenses. Commencing in the last quarter of the Company’s fiscal year 2019, the Company began to invest heavily in its bioprocessing business by hiring a new President of SBI, engineering staff, application scientists, sales and marketing personnel, which is expected to continue at increased levels into fiscal 2021. In June 2020 the Company raised approximately $6 million through the sale of its Common Stock and warrants to purchase Common Stock to finance these efforts. The Company’s results also suffered from a material decrease in sales of Catalyst Research Instruments due mostly to the COVID-19 pandemic, and to a lesser extent, decreased sales of Benchtop Laboratory Equipment in the last quarter of fiscal 2020, also due to the pandemic. The results reflect total non-cash amounts for depreciation, amortization, and adjustments to contingent consideration liabilities of approximately $273,500 for fiscal 2020 and approximately $778,500 for fiscal 2019.

 The challenges posed by the COVID-19 pandemic on the global economy began to take effect and impact the Company’s operations at the end of the third quarter of the year ended June 30, 2020.  At that time, the Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action as it pertains to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. However, if an employee becomes infected in the future, and the Company is forced to shut down for a period of time, it could have a short-term negative impact on operations. At the beginning of the pandemic, the Catalyst Research Instruments and Bioprocessing Systems Operations were shut down due to state mandates, however, the impact on operations was immaterial, and the Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’ receipt of $563,800 loan under the Federal Government’s Paycheck Protection Program. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies that have the ability to pay. However, there were some delays in receiving some accounts receivable due for catalyst research instruments due to customer shutdowns, and there was a material negative impact on the revenues of the Catalyst Research Instruments. The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, supply chain, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Results of Operations. Net revenues for fiscal 2020 decreased $1,629,500 (15.9%) to $8,570,300 from $10,199,800 for fiscal 2019, reflecting a decrease of $1,029,000 in net sales of Catalyst Research Instruments, due mostly to COVID-19; a decrease of $305,300 in royalties earned by the Bioprocessing Systems operations due to lack of royalties under a previous European patent, and a decrease of $295,200 in sales of Benchtop Laboratory Equipment due to COVID-19.

        Sales of Catalyst Research Instruments are comprised of a small number of large orders, while sales of Benchtop Laboratory Equipment are comprised of a large number of small orders. As of June 30, 2020, the order backlog for Catalyst Research Instruments was $176,500, all of which is expected to be shipped during the fiscal year ending June 30, 2021, compared to $124,200 as of June 30, 2019.

        The gross profit percentage for fiscal 2020 was 44.9% compared to 42.8% for fiscal 2019. The current year reflected higher gross profit margin percentage for the Bioprocessing Systems operations, a slightly lower gross margin percentage for the Benchtop Laboratory Equipment Operations due in part to higher material costs including tariffs and fixed overhead, and a negative gross profit margin percentage for the Catalyst Research Instruments due to materially lower sales.

        General and administrative expenses for fiscal 2020 increased by approximately $489,500 (25.4%) to $2,413,900 compared to $1,924,400 for fiscal 2019 due primarily to non-recurring termination costs for a management employee, director fees, and increased administrative costs incurred by the Bioprocessing Systems operations.

Selling expenses for fiscal 2020 increased approximately $300,300 (26.4%) to $1,436,400 from $1,136,100 for fiscal 2019, primarily due to increased sales and marketing expenses incurred by the Bioprocessing Systems operations.

Research and development expenses amounted to $1,140,000 for fiscal 2020 compared to $530,500 for fiscal 2019, due to increased product development expenditures of both labor and materials by the Bioprocessing Systems operations. During the last quarter of fiscal 2019, the Company's Bioprocessing Systems operations began to expand its product development efforts with the hiring of several engineers.

Total other income (loss), net was $(3,600) for fiscal 2020 compared to $(5,900) in fiscal 2019.

The Company reflected income tax benefit of $436,600 for fiscal 2020 compared to income tax expense of $124,600 for fiscal 2019, primarily due to the loss incurred.

As a result of the foregoing, the Company recorded a net loss of $703,300 for fiscal 2020 compared to net income of $645,600 for fiscal 2019.

Liquidity and Capital Resources. Cash and cash equivalents increased by $5,957,200 to $7,559,700 as of June 30, 2020 from $1,602,500 as of June 30, 2019.

 Net cash used in operating activities was 168,100 for fiscal 2020 compared to net cash provided by operating activities of $1,159,500 for fiscal 2019, primarily due to the net loss for the current year. Net cash used in investing activities was $84,100 for fiscal 2020 compared to $218,400 for fiscal 2019 due mainly to decreased capital expenditures in the current year. Net cash provided by financing activities was $6,209,400 for fiscal 2020 compared to $391,700 used by the Company during fiscal 2019 due mainly to the equity financing and the proceeds from the Payroll Protection Program loan.

 The Company's working capital increased by $5,003,300 to $10,099,100 as of June 30, 2020 compared to $5,005,800, as of June 30, 2019, primarily due to the cash received from the equity financing.

 The Company has a Demand Line of Credit through December 2020 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 3.25% at June 30, 2020. Advances on the line are secured by a pledge of the Company’s assets including inventory, accounts receivable, chattel paper, equipment and general intangibles of the Company. As of June 30, 2020, no borrowings were outstanding under such line. On April 14, 2020 the Company received a loan, all of which is outstanding, under the Federal Government’s Paycheck Protection Program with its bank, First National Bank, amounting to $563,700 at an interest rate of 1% with a maturity date of April 17, 2022, a majority of which is expected to be forgiven under the program.

       In June 2020, the Company raised $6,004,400 (net of issuance costs) through the sale of 1,349,850 shares of the Company’s common stock and 1,349,850 warrants to purchase Common Stock. The sale was made in a private placement transaction, pursuant to the exemption provided by Section 4(2) of the Securities Act and certain rules and regulations promulgated under that section and pursuant to exemptions under state securities laws, as a sale to “accredited investors” as defined in Rule 501(a) of the Securities Act. The Company intends to use the net proceeds from the sale of the securities for the development of the business of its Bioprocessing Systems operations.

Management believes that the Company will be able to meet its cash flow needs during the next 12 months from its available financial resources including the cash raised in June, cash from operations, its investments, and the line of credit. Commencing in the fourth quarter of fiscal 2019 the Company began committing significant resources to the Bioprocessing Systems operations for staffing, sales and marketing, and administration.

 Capital Expenditures. During fiscal 2020, the Company incurred $50,900 in capital expenditures. The Company expects that based on its current operations, its capital expenditures will be approximately the same for the fiscal year ending June 30, 2021.

 Off-Balance Sheet Arrangements. None.

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements required by this item are attached hereto on pages F1-F25.

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

The Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

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

  PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The Company has the following six Directors:

Joseph G. Cremonese (age 85), a Director since November 2002 and Chairman of the Board from February 2006 to January 2020, has been, through his affiliate, a consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of his affiliate, Laboratory Innovation Company, Ltd, which is a vehicle for the consulting services for the Company.

Marcus Frampton (age 40), a Director since March 2019 is the Chief Investment Officer of the Alaska Permanent Fund Corporation and serves on the Board of Directors of Managed Funds Association and Nyrada, Inc., a drug development company. He served as Director of Investments, Real Assets and Absolute Return of the Alaska Permanent Fund from 2016 to 2018 and Director of Investments, Private Markets of the Alaska Permanent Fund from 2012 to 2016 for the Alaska Permanent Fund Corporation.

John A. Moore (age 55), a Director since January 2019 and Chairman of the Board since January 2020, is also the President of SBI since January 2020 and had been providing consulting services to SBI since March 2019. Mr. Moore serves as Chairman of Nyrada, Inc., a drug development company since July 2019 and prior to that served as a director with Noxopharm Limited, a drug development company, and is also the Chairman of Trialogics, a clinical trial software provider. Mr. Moore was President, Chief Executive Officer and director of Acorn Energy, Inc. from 2006 to 2016.

Helena R. Santos (age 56), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer, Chief Financial Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001.

Reinhard Vogt (age 64), a Director since August 2020, served as Executive Vice President and on the Executive Board of Sartorius Stedim Biotech GmbH for the 10 years prior to his retirement in July 2019.

John F.F. Watkins (age 53), a Director since January 2017, is a corporate and securities attorney and has been a member of Reitler Kailas & Rosenblatt LLC since 2002.

The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company as follows: the fiscal year ended June 30, 2020 - two directors (Mr. Cremonese and Mr. Watkins, Class C), the fiscal year ending June 30, 2021 - two directors (Ms. Santos and Mr. Vogt, Class A), and the fiscal year ending June 30, 2022 – two directors (Mr. Frampton and Mr. Moore, Class B).

Board Committees

  The Company has two committees – The Compensation Committee and the Audit Committee. The Compensation Committee is comprised of Mr. Frampton and Mr. Watkins. The Audit Committee is comprised of the entire Board of Directors.

Executive Officers

 See above for the employment history of Ms. Santos and Mr. Moore.

Robert P. Nichols (age 59), is the President of the Genie Products Division of the Benchtop Laboratory Equipment operations and Corporate Secretary and has been employed by the Company since February 1998. Previously, he had been since May 2001, the Company’s Vice President of Engineering.

Karl D. Nowosielski (age 42), is the President of the Torbal Products Division of the Benchtop Laboratory Equipment operations and Director of Marketing for the Company. He was Vice President of Fulcrum, Inc. (the seller of the Torbal Products Division assets) from 2004 until February 2014.

Anthony J. Mitri (age 38), has been the President of Altamira since May 2017. Prior to that he had been Director of Operations and Engineer since he began his employment with the Company in 2004.

 Section 16(a) Beneficial Ownership Reporting Compliance

 The Company believes that, for fiscal 2020, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

 The following table summarizes all compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	Changes in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (i)	Total ($) (j)
Helena R. Santos, CEO, President, CFO	2020	185,700	50,000	0	13,100(1)	0	0	0	9,400(6)	258,200
Helena R. Santos, CEO, President, CFO	2019	180,300	0	0	13,100(1)	0	0	0	4,900(6)	198,300

John A. Moore, President of SBI	2020	145,000	50,000	0	36,000(2)	0	0	0	28,900(7)	259,900
John A. Moore, President of SBI	2019	40,000	0	0	12,000(2)	0	0	0	9,800(7)	61,800

Anthony Mitri, President of Altamira	2020	130,000	0	0	6,500(3)	0	0	0	5,200(6)	141,700
Anthony Mitri, President of Altamira	2019	120,000	0	0	6,500(3)	0	0	0	4,800(6)	131,300

Robert P. Nichols, President of Genie Division	2020	162,300	5,000	0	3,900(4)	0	0	0	6,700(6)	177,900
Robert P. Nichols, President of Genie Division	2019	157,600	0	0	3,900(4)	0	0	0	6,800(6)	168,300

Karl D. Nowosielski President of Torbal Division and Director of Marketing	2020	169,800	10,000	0	6,300(5)	0	0	0	7,200(6)	193,300
Karl D. Nowosielski President of Torbal Division and Director of Marketing	2019	163,300	10,000	0	7,400(5)	0	0	0	6,400(6)	187,100

(1)
The amounts represent compensation expense for the stock options granted on July 1, 2017 valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The option was valued at a total of $39,200 of which $13,100 was expensed in each of fiscal 2020 and fiscal 2019. On June 23, 2020, the Company awarded Ms. Santos options to purchase 215,366 shares of Common Stock, subject to amendment of the Company’s 2012 Stock Option Plan.

(2)
The amounts represent consulting expense for the stock options granted from March 2019 through June 2020 valued at $3,000 per month utilizing the Black-Scholes-Merton options pricing model, of which $36,000 was expensed in fiscal 2020 and $12,000 in fiscal 2019.

(3)
The amounts represent compensation expense for the stock options granted on June 30, 2018 and December 31, 2017 valued utilizing the Black-Scholes-Merton options pricing model. The option was valued at a total of $10,000 and $9,500, respectively, utilizing the Black-Scholes-Merton options pricing model, of which a total of $6,500 was expensed in each of fiscal 2020 and fiscal 2019.

(4)
The amounts represent compensation expense for the July 1, 2017 stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The option was valued at a total of $11,800, of which $3,900 was expensed in each of fiscal 2020 and 2019.

(5)
The amounts represent compensation expense for the stock options granted on July 1, 2017, and February 26, 2017, valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The stock options were granted as part of his employment agreement. The options were valued at a total of $11,800, and $10,500, respectively, of which $6,300 and $7,400 was expensed in fiscal 2020 and 2019, respectively.

(6)
The amounts represent the Company’s matching contribution under the Company’s 401(k).

(7)
The amounts represent director and chairman fees paid to Mr. Moore through June 30, 2020. On July 1, 2020 Mr. Moore became an employee of the Company and thereafter will not be paid any director fees.

 GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2020

Name (a)	Grant Date (b)	Estimate Future Payouts Under Non-Equity Incentive Plan $ (c)	Estimated Future Payouts Under Equity Incentive Plan $ (d)	All Other Stock Awards Number Of Shares Of Stock Or Units (#) (e)	All Other Option Awards: Number Of Securities Underlying Options (#) (f)	Exercise Or Base Price Of Option Awards ($/Sh) (g)	Grant Date Fair Value of Stock And Option Awards (h)
John A. Moore	07/01/19- 06/30/20	0	0	0	5,881	5.35-11.30	36,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Helena Santos	8,666	8,334	0	3.08	07/2027
Anthony Mitri	6,668	3,332	0	3.05-3.15	12/2027-06/2028
John A. Moore	1,902	10,684	0	4.50-11.30	03/2029-06/2030
Robert Nichols	5,000	2,500	0	3.08	12/2023-07/2027
Karl Nowosielski	22,000	2,500	0	3.05-4.05	02/2024-07/2027

Employment Agreements

On July 1, 2017, the Company entered into a new employment agreement with Ms. Helena R. Santos through June 30, 2020 with the option to extend for two additional one-year periods, with the first one-year option exercised through June 30, 2021. The agreement provides for an annual base salary for the fiscal year ended June 30, 2018 of $175,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provided for a bonus of $25,000 for the fiscal year ended June 30, 2018 and on a discretionary basis thereafter. A bonus of $50,000 was granted for fiscal 2020 and none in 2019. The agreement also provided for a grant of options to purchase 25,000 shares of the Company’s stock which were granted during the year ended June 30, 2018. The agreement does not provide for the grant of stock options in 2019. On June 23, 2020 the Board of Directors authorized to be granted to Ms. Santos options to purchase 215,366 shares of the Company’s stock, subject to amendment of the Company’s 2012 Stock Option Plan.

 On July 1, 2017, the Company entered into a new employment agreement with Mr. Robert P. Nichols through June 30, 2020 with the option to extend for two additional one-year periods, with the first one-year option exercised through June 30, 2021. The agreement provided for an annual base salary for the fiscal year ended June 30, 2018 of $153,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provided for a bonus of $10,000 for the fiscal year ended June 30, 2018 and on a discretionary basis thereafter. A bonus of $5,000 was granted for fiscal 2020 and none in 2019. The agreement also provided for a grant of options to purchase 7,500 shares of the Company’s stock which were granted during the year ended June 30, 2018. The agreement does not provide for the grant of stock options in 2019 or 2020.

 On July 1, 2017, the Company entered into a new employment agreement with Mr. Karl Nowosielski through June 30, 2020 with the option to extend for two additional one-year periods, with the first one-year option exercised through June 30, 2021. The agreement provided for an annual base salary for the fiscal year ended June 30, 2018 of $157,000 with annual increases thereafter of 4% per annum. The agreement also provided for a bonus of $10,000 for the fiscal year ending June 30, 2018 and $10,000 for each subsequent year, provided a minimum 5% increase in the EBITDA of the Torbal Products Division is achieved. A bonus of $10,000 was awarded during fiscal 2020 and fiscal 2019. The agreement also provided for a grant of options to purchase 7,500 shares of the Company’s stock which were granted during the year ended June 30, 2018. The agreement does not provide for the grant of stock options in 2019 or 2020.

 On July 1, 2020, the Company entered into a new employment agreement with Mr. John A. Moore through June 30, 2023 with the option to extend for two additional one-year periods. The agreement provides for an annual base salary for the fiscal year ended June 30, 2021 of $175,000 with annual increases thereafter of 3% per annum or the percentage increase, if any, in the Consumer Price Index, whichever is higher. The agreement also provides for discretionary bonuses as determined by the Board of Directors or Compensation Committee. A bonus of $50,000 was granted for fiscal 2020 and none in 2019. The agreement also provides for a grant of options to purchase 215,366 shares of the Company’s stock, subject to amendment of the Company’s 2012 Stock Option Plan. Mr. Moore had been providing consulting services to the Company’s wholly owned subsidiary, Scientific Bioprocessing, Inc., since March 2019 pursuant to a consulting agreement through June 30, 2020, at which time he became an employee of the Company. The agreement provided for a monthly cash fee of $10,000 through August 2019 and $12,500 from September 2019 through June 2020 plus the monthly issuance of stock options valued at $3,000 per month. The agreement contained confidentiality and non-competition covenants. The Company paid fees of $40,000 and granted options with a value of $12,000 for fiscal 2019.

 On May 16, 2017, the Company entered into a new employment agreement with Mr. Anthony Mitri through June 30, 2019 with the option to extend for one additional year period, which was exercised by mutual agreement through June 30, 2020 at an annual salary of $130,000. The agreement provided for an annual base salary for the fiscal year ended June 30, 2019 of $120,000 and $110,000 for the fiscal year ending June 30, 2018 plus incentive pay based on achievement of certain sales and income levels of Altamira Instruments, Inc. No incentive pay was earned for the fiscal year ended June 30, 2020 or 2019. The agreement also provided for the grant of stock options to purchase up to an aggregate of 10,000 shares, all of which were granted during the fiscal year ended June 30, 2018. No shares were granted during the years ended June 30, 2019 or June 30, 2020.

                        The employment agreements for Ms. Santos, Mr. Nichols, Mr. Moore, Mr. Nowosielski, and Mr. Mitri contain confidentiality and non-competition covenants. The employment agreements for Ms. Santos, Mr. Nichols and Mr. Nowosielski, contain termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination. The employment agreement for Mr. Moore contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if Mr. Moore resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to either one year’s salary at the rate of the compensation at the time of termination if Mr. Moore is terminated within 12 months of the date of his agreement or six months’ salary if Mr. Moore is terminated after 12 months of the date of his agreement, continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment. Ms. Santos’ employment agreement also contains a provision that within one year of a change of control, if either the Company terminates her employment for any reason other than for “cause” or she terminates her employment for “good reason”, she will have the right to receive a lump sum payment equal to three times the average of her total annual compensation paid for the last five years immediately preceding such termination, minus $1.00.

 Directors’ Compensation and Options

DIRECTORS’ COMPENSATION
For the Year Ended June 30, 2020

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Comp- Ensation ($) (e)	Changes in Pension Value and Non-qualified Deferred Compensation Earnings ($) (f)	Non-qualified Deferred Comp-sensation Earnings ($) (g)	All Other Comp- ensation ($) (h)	Total ($) (i)
Joseph G. Cremonese	36,700	0	0	0	0	0	76,200(1)	112,900
Marcus Frampton	24,800	0	0	0	0	0	0	24,800
John A. Moore (2)
Grace S. Morin	6,400	0	0	0	0	0	8,400(3)	14,800
James S. Segasture	16,800	0	0	0	0	0	0	16,800
John F.F. Watkins	24,800	0	0	0	0	0	0	24,800

(1) Represents amount paid to him and his affiliate pursuant to a consulting agreement (see Items 12 and 13).

(2) Director is also a named officer. Refer to Compensation Table in Item 11.

(3) Represents compensation received for her administrative services as a consultant for Altamira through March 2020, upon termination of her consulting agreement. Ms. Morin’s directorship terminated in January 2020.

The Company paid each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $2,200 and a meeting fee of $2,000 for each meeting attended for each of fiscal 2020 and fiscal 2019. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings. From July 2019 through January 2020, Mr. Cremonese, and from February 2020 through June 2020, Mr. Moore, as Chairman of the Board, each received an additional fee of $1,700 per month. During fiscal 2020, total director compensation to non-employee Directors aggregated $418,000, including the consulting fees paid to Mr. Cremonese’s affiliate, Mr. Moore, and Ms. Morin.

                On June 23, 2020, Mr. Cremonese was awarded 20,000 options in connection with his consulting agreement. Prior to that, Mr. Cremonese, had been awarded a total of 45,000 stock options under the Company's 2002 and 2012 Stock Option Plans of which 5,000 remain unexercised. None of the other directors have options outstanding.

   Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2020, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.

Name	Amount and Nature of Beneficial Ownership	% of Class
Roy T. Eddleman, Trustee, Roy T. Eddleman Trust UAD 8-7-2000 Troy Gould PC 1801 Century Park East Suite 1600 Los Angeles, CA 900067	1,495,686(1)	42.2%

Christopher Cox One World Financial Center New York, NY 10281	444,000(2)	14.4%

Lyon Polk 1585 Broadway 22nd Floor New York, NY 10036	444,000(3)	14.4%

Joseph G. Cremonese	136,062(4)	4.7%

Marcus Frampton	81,812(5)	2.9%

John A. Moore	34,786(6)	1.2%

Helena R. Santos	38,252(7)	1.3%

John F. F. Watkins	0	(*)

Karl D. Nowosielski	34,183(8)	1.2%

Anthony J. Mitri	10,000(9)	(*)

Robert P. Nichols	27,085(10)	1.0%

All directors and executive officers as a group (8 persons)	362,180(11)	12.2%

(1) Based upon form Schedule 13D filed with the Securities and Exchange Commission (“SEC”) on June 24, 2020. Includes 683,850 shares issuable upon exercise of warrants.
(2) Based upon from Schedule 13D filed with the SEC on June 29, 2020. Includes 222,000 shares issuable upon exercise of warrants.
(3) Based upon form Schedule 13G filed with the SEC on July 9, 2020. Includes 222,000 shares issuable upon exercise of warrants.
(4) 126,262 shares are owned jointly with his wife, 7,000 shares are owned by his wife, and 5,000 shares are issuable upon exercise of options.
(5) 2,250 shares are owned by Mr. Frampton. Mr. Frampton has voting power over 77,085 shares.
(6) Includes 12,586 shares issuable upon exercise of options.
(7) Includes 17,000 shares issuable upon exercise of options.
(8) Includes 9,683 stock issued in connection with the acquisition of the Torbal Division in February 2014.
(9) Represents shares issuable upon exercise of options.
(10) Includes 7,500 shares issuable upon exercise of options.
(11) Includes 96,586 shares issuable upon exercise of options.

(*) - % of Class is less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation plans approved by security holders	96,600	4.35	147,400
Equity Compensation plans not approved by security holders	N/A	N/A	N/A
Total	96,600	4.35	147,400

Item 13. Certain Relationships and Related Transactions and Director Independence.

Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd., provides consulting services to the Company under a consulting agreement expiring on December 31, 2020 at a monthly retainer of $9,000. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $76,200 and $43,200 for fiscal 2020 and fiscal 2019, respectively.

Item 14. Principal Accountant Fees and Services.

The following is a description of the fees incurred by the Company for services by the firm of Nussbaum Berg Klein & Wolpow, CPAs LLP (the “Firm”) during fiscal 2020 and fiscal 2019.

 The Company incurred for the services of the Firm fees of approximately $77,500 and $73,000 for fiscal 2020 and fiscal 2019, respectively, in connection with the audit of the Company’s annual consolidated financial statements and quarterly reviews; and $7,500 and $7,500 for the preparation of the Company’s corporate tax returns for fiscal 2020 and fiscal 2019, respectively.

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

   PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. The required financial statements of the Company are attached hereto on pages F1-F-25.

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

3(d)	Second Amended and Restated By-Laws of Scientific Industries, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 10, 2020 and incorporated by reference thereto).

4	Instruments defining the rights of security holders:

4(a)	2002 Stock Option Plan (filed as Exhibit 99-1 to the Company’s Current Report on Form 8-K filed on November 25, 2002 and incorporated by reference thereto).

4(b)	2012 Stock Option Plan (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 23, 2012 and incorporated by reference thereto).

4(c)
Amendment to the Company’s 2012 Stock Option Plan (Filed as Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated by reference thereto).
 4(d) Form of Warrant issued by the Company to Investors (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020, and incorporated by reference thereto).

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

10(d)-12
Monthly Retainer Agreement between Scientific Bioprocessing, Inc. and Mr. Cremonese and affiliates (filed as Exhibit 10(d)-12 to the Company’s Quarterly Report on Form 10-Q on February 13, 2020, and incorporated by reference thereto).

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

10(i)-8	Termination notice dated February 14, 2020 to Mr. March (filed as Exhibit 10(I-8) to the Company’s Current Report on Form 8-K filed on February 18, 2020, and incorporated by reference thereto).

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

10(aa)
Consulting Agreement dated March 1, 2019 between the Company and Mr. John A. Moore (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on March 6, 2019, and incorporated by reference thereto).

10(aa)-1	Amendment to Consulting Agreement dated November 7, 2019 between the Company and Mr. John A. Moore (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019, and incorporated by reference thereto).

10(aa)-2
Employment Agreement dated July 1, 2020 between Scientific Bioprocessing, Inc. and John A. Moore (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2020, and incorporated by reference thereto).

10(bb)
Consulting Agreement dated July 20, 2020 between the Company and Mr. Reinhard Vogt and his affiliate Societat Reinhard and Noah Vogt AG (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on July 22, 2020, and incorporated by reference thereto.)

10(cc)
Employment Agreement dated July 1, 2020 between Scientific Bioprocessing, Inc. and James Polk (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2020, and incorporated by reference thereto).

10(dd)
Securities Purchase Agreement dated June 18, 2020 between the Company and Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020, and incorporated by reference thereto).

10(ee)
Loan Agreement under the U.S. Small Business Administration Paycheck Protection Program dated April 14, 2020 between the Company and First National Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2020, and incorporated by reference thereto).

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

Date: October 09, 2020	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Helena R. Santos	President, Chief Executive Officer, Chief Financial Officer and Treasurer	October 09, 2020

Joseph G. Cremonese	Director	October 09, 2020

Marcus Frampton	Director	October 09, 2020

John A. Moore	Chairman of the Board	October 09, 2020

Reinhard Vogt	Director	October 09, 2020

John F.F. Watkins	Director	October 09, 2020

SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE YEARS ENDED
JUNE 30, 2020 AND 2019

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

CONTENTS

Page

Report of independent registered public accounting firm	F-1

Consolidated financial statements:

Balance sheets	F-2

Statements of operations	F-3

Statements of changes in stockholders’ equity	F-4

Statements of cash flows	F-5

Notes to financial statements	F-6 – F-25

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’
Scientific Industries, Inc.
Bohemia, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, New York
October 9, 2020

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

BALANCE SHEETS

AS OF JUNE 30, 2020 AND 2019

ASSETS

	2020	2019
Current assets:
Cash and cash equivalents	$7,559,700	$1,602,500
Investment securities	331,800	330,900
Trade accounts receivable, less allowance for doubtful accounts of $11,600 and $15,000, respectively	1,064,000	1,974,200
Inventories	2,884,700	2,592,300
Income tax receivable	334,800	-
Prepaid expenses and other current assets	112,300	91,200

Total current assets	12,287,300	6,591,100

Property and equipment, net	279,700	318,800

Intangible assets, net	128,700	175,000

Goodwill	705,300	705,300

Operating lease right-of-use assets	803,300	-

Other assets	56,000	54,700

Deferred taxes	537,100	431,100

Total assets	$14,797,400	$8,276,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$354,700	$569,000
Accrued expenses and taxes	799,700	608,300
Contract liabilities	89,000	-
Contingent consideration, current portion	111,000	268,000
Bank overdraft	43,100	140,000
Lease liabilities, current portion	226,900	-
Payroll Protection Program loan	563,800	-

Total current liabilities	2,188,200	1,585,300

Lease liabilities, less current portion	640,800	-
Contingent consideration payable, less current portion	247,000	350,000

Total liabilities	3,076,000	1,935,300

Stockholders’ equity:
Common stock, $.05 par value; 7,000,000 shares authorized; 2,881,065 and 1,513,914 shares issued; 2,861,263 and 1,494,112 shares outstanding in 2020 and 2019, respectively	144,100	75,700
Additional paid-in capital	8,608,300	2,592,700
Retained earnings	3,021,400	3,724,700
	11,773,800	6,393,100
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total stockholders’ equity	11,721,400	6,340,700

Total liabilities and stockholders’ equity	$14,797,400	$8,276,000
See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	2020	2019

Revenues	$8,570,300	$10,199,800

Cost of revenues	4,716,900	5,832,700

Gross profit	3,853,400	4,367,100

Operating expenses:
General and administrative	2,412,300	1,924,400
Selling	1,436,400	1,136,100
Research and development	1,140,000	530,500

Total operating expenses	4,988,700	3,591,000

Income (loss) from operations	(1,136,300)	776,100

Other income (expense):
Interest income	12,600	3,400
Other income (expense), net	(16,200)	(7,800)
Interest expense	-	(1,500)

Total other income (expense), net	(3,600)	(5,900)

Income (loss) before income tax expense (benefit)	(1,139,900)	770,200

Income tax expense (benefit):
Current	-	166,600
Deferred	(436,600)	(42,000)

Total income tax expense (benefit)	(436,600)	124,600

Net income (loss)	$(703,300)	$645,600

Basic earnings (loss) per common share	$(.46)	$.43

Diluted earnings (loss) per common share	$(.46)	$.43

Weighted average common shares, basic	1,515,103	1,494,112

Weighted average common shares outstanding, assuming dilution (in 2019)	1,515,103	1,512,178

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2018	1,513,914	$75,700	$2,545,900	$1,200	$3,131,800	19,802	$52,400	$5,702,200

Cumulative effect of the adoption of Accounting Standards Update (“ASU”) 2016-01 - Financial Instruments	-	-	-	(22,000)	22,000	-	-	-

Net income	-	-	-	-	645,600	-	-	645,600

Cash dividend declared and paid, $.05	-	-	-	-	(74,700)	-	-	(74,700)

Holding loss on investment securities, net of tax	-	-	-	20,800	-	-	-	20,800

Stock-based compensation	-	-	46,800	-	-	-	-	46,800

Balance, June 30, 2019	1,513,914	75,700	2,592,700	-	3,724,700	19,802	52,400	6,340,700

Net loss	-	-	-	-	(703,300)	-	-	(703,300)

Issuance of Common Stock and Warrants, net of issuance costs (Note 15)	1,349,850	67,500	5,936,900	-	-	-	-	6,004,400

Stock options exercised	17,301	900	12,900	-	-	-	-	13,800

Stock-based compensation	-	-	65,800	-	-	-	-	65,800

Balance, June 30, 2020	2,881,065	$144,100	$8,608,300	$-	$3,021,400	19,802	$52,400	$11,721,400

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	2020	2019
Operating activities:
Net income (loss)	$(703,300)	$645,600
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of investment securities	(4,400)	13,200
Depreciation and amortization	160,900	257,300
Deferred income tax (benefit) expense	(106,000)	(38,500)
Unrealized holding (gain) loss on investment securities	12,400	(3,000)
Bad debt recovery	3,400	-
Gain on sale of fixed assets	(300)	-
Stock-based compensation	65,800	46,800
Change in fair value of contingent consideration	112,600	521,200
Changes in operating assets and liabilities:
Trade accounts receivable	906,800	(6,500)
Inventories	(292,400)	(324,400)
Income tax receivable	(334,800)	-
Prepaid expenses and other assets	(22,400)	(60,100)
Right-of-use assets	(803,300)	-
Accounts payable	(214,400)	141,000
Lease liabilities	867,700	-
Accrued expenses and taxes	191,500	(109,300)
Contract liabilities	89,000	(63,800)
Bank overdraft	(96,900)	140,000

Total adjustments	535,200	513,900

Net cash (used in) provided by operating activities	(168,100)	1,159,500

Investing activities:
Purchase of investment securities	(63,400)	(157,900)
Redemption of investment securities	55,000	151,900
Proceeds from sale of fixed assets	1,000	-
Capital expenditures	(50,900)	(187,800)
Purchase of intangible assets	(25,800)	(24,600)

Net cash used in investing activities	(84,100)	(218,400)

Financing activities:
Principal payments on notes payable	-	(5,800)
Cash dividend declared and paid	-	(74,700)
Proceeds from Payroll Protection Program loan	563,800	-
Line of credit proceeds	-	50,000
Issuance of common stock and warrants, net of issuance costs	6,004,400	-
Line of credit repayments	-	(50,000)
Proceeds from exercise of stock options	13,800	-
Payments for contingent consideration	(372,600)	(311,200)

Net cash provided by (used in) financing activities	6,209,400	(391,700)

Net increase in cash and cash equivalents	5,957,200	549,400

Cash and cash equivalents, beginning of year	1,602,500	1,053,100

Cash and cash equivalents, end of year	$7,559,700	$1,602,500

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$40,900	$56,700
Interest	$-	$1,500

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

1.
Summary of Significant Accounting Policies

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment, bioprocessing products and catalyst research instruments. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment. Additionally, the Company has two other locations in Pittsburgh, Pennsylvania, where it produces a variety of custom-made catalyst research instruments and designs bioprocessing products, and an administrative facility in Orangeburg, New York related to sales and marketing. The products, which are sold to customers worldwide, include mixers, shakers, stirrers, refrigerated incubators, pharmacy balances and scales, force gauges, catalyst characterization instruments, reactor systems and high throughput systems. The Company also sublicenses certain patents and technology under a license with the University of Maryland, Baltimore County, and receives royalty fees from the sublicenses.

COVID-19 Pandemic

The challenges posed by the COVID-19 pandemic on the global economy began to take effect and impact the Company’s operations at the end of the third quarter of the year ended June 30, 2020.  At that time, the Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action as it pertains to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. However, if an employee becomes infected in the future, and the Company is forced to shut down for a period of time, it could have a short-term negative impact on operations. At the beginning of the pandemic, the Catalyst Research Instruments and Bioprocessing Systems Operations were shut down due to state mandates, however, the impact on operations was immaterial, and the Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’ receipt of $563,800 loan under the Federal Government’s Paycheck Protection Program. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies that have the ability to pay. However, there were some delays in receiving some accounts receivable due for catalyst research instruments due to customer shutdowns, and there was a material negative impact on the revenues of the Catalyst Research Instruments. The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, supply chain, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

1.
Summary of Significant Accounting Policies (Continued)

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

Nature of Products and Services

We generate revenues from the following sources: (1) Benchtop Laboratory Equipment, (2) Catalyst Research Instruments, and (3) Royalties.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate and Other	Consolidated
June 30, 2020:

Revenues	$6,783,600	$785,900	$1,000,800	$-	$8,570,300

Foreign Sales	2,589,800	586,500	1,000,400	-	4,176,700

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate and Other	Consolidated
June 30, 2019:

Revenues	$7,078,800	$1,814,900	$1,306,100	$-	$10,199,800

Foreign Sales	2,680,300	1,102,300	1,301,200	-	5,083,800

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

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

Royalty revenues pertain to royalties earned by the Company, which are paid to the Company on a calendar year basis, under a licensing agreement from a single licensee and its sublicensees. The license pertained to royalties received under a United States patent and a European Union patent. As of January 2020, the European Union patent which was due to expire in August 2021, was terminated and the Company will only receive royalties under the United States patent, which will have a material reduction in total royalties expected to be received. The Company is then obligated to pay 50% of all royalties received to the entity that licenses the intellectual property to the Company. During the year, the Company’s management uses its best judgement to estimate the royalty revenues earned during the period.

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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

1.
Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Nature of Products and Services (Continued)

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the Financial Accounting Standards Board (“FASB”), in applying ASC Topic 606: 1) All revenues are recorded net of returns, allowances, customer discounts, and incentives; 2) Although sales and other taxes are immaterial, the Company accounts for amounts collected from customers for sales and other taxes, if any, net of related amounts remitted to tax authorities; 3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling expenses; 5) the Company is always considered the principal and never an agent, because it has full control and responsibility until title is transferred to the customer; 6) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer such as is the case with catalyst instruments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2020, and 2019, $6,729,300 and $1,328,600, respectively of cash balances were in excess of such limit.

Accounts Receivable

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectability. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers. The Company has recorded allowances for receivables which it considered uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company’s customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required. The Company actively manages its accounts receivable to minimize credit risk. The Company does not obtain collateral for its accounts receivable. Based on its assessment, the Company concluded that there are no collection issues related to the COVID-19 Pandemic.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

1.
Summary of Significant Accounting Policies (Continued)

Contract Liabilities

Contract liabilities consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Amounts that have been invoiced are initially recorded in accounts receivable and contract liabilities. The Company invoices its customers in accordance with the terms of the underlying contract. Accordingly, the contract liabilities balance does not represent the total contract value of outstanding arrangements. Contract liabilities that are expected to be recognized during the subsequent 12-month period are recorded as current and the remaining portion as noncurrent. Contract liabilities amounted to $89,000 and $0 at June 30, 2020 and 2019, respectively.

Investment Securities

Investment securities consist of equity securities and mutual funds with realized gains and losses recorded using the specific identification method. Changes in fair value are recorded as unrealized holding gains or losses in other income (loss), net on the statement of operations. We determine the cost of the investment sold based on an average cost basis at the individual security level, and record the interest income and realized gains or losses on the sale of these investments in other income (loss), net.

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

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

1.
Summary of Significant Accounting Policies (Continued)

Goodwill and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, “Intangibles-Goodwill and Other” (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill and long-lived assets annually as of June 30, the last day of its fiscal year, unless an event occurs that would cause the Company to believe the value is impaired at an interim date. The Company concluded as of June 30, 2020 and 2019, there was no impairment of goodwill.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, “Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets (“ASC No. 360-10”). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. The Company concluded as of June 30, 2020 and 2019, there was no impairment of long-lived assets.

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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

1.
Summary of Significant Accounting Policies (Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $218,700 and $207,500 for the years ended June 30, 2020 and 2019, respectively.

Research and Development

Research and development costs consisting of expenses for activities that are useful in developing and testing new products, as well as expenses that may significantly improve existing products, are expensed as incurred.

Stock Compensation Plan

The Company has a ten-year stock option plan (the “2012 Plan”) which provides for the grant of options to purchase up to 250,000 shares of the Company’s Common Stock, par value $.05 per share (“Common Stock”), plus up to 57,000 shares under options previously granted under the 2002 Stock Option Plan of the Company (the “Prior Plan”).

The 2012 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2012 Plan and options under the 2012 Plan may be granted until 2022. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. At June 30, 2020 and 2019, 147,414 and 20,795 shares respectively, of Common Stock were available for grant of options under the 2012 Plan. The Company has a ten-year stock option plan (the "2012 Plan") which provided for the grant of options to purchase up to 100,000 shares of the Company's Common Stock, par value $.05 per share ("Common Stock") and was further amended in January 2020 to increase the number of options to 250,000 shares of common stock.

Stock-based compensation is accounted for in accordance with ASC No. 718 “Compensation-Stock Compensation” (“ASC No. 718”) which requires compensation costs related to stock-based payment transactions to be recognized. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the years ended June 30, 2020 and 2019, the Company granted 25,881 and 6,705 options, respectively, to employees that had a fair value of $144,500 and $12,000, respectively. The fair value of the options granted during the years ended June 30, 2020 and 2019, were determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for the years ended June 30, 2020 and 2019, was an expected life of 10 years; risk free interest rate of .89%% and 2.44%; volatility of 74% and 35%, and dividend yield of .08% and 1.29%, respectively. The Company declared a dividend of $0.05 per share during the year ended June 30, 2019 and none in 2020. The weighted-average value per share of the options granted during the years ended June 30, 2020 and 2019, was $5.58 and $1.79, respectively, and total stock-based compensation costs were $65,800 and $46,800 for the years ended June 30, 2020 and 2019, respectively. Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $113,400 and $38,600 as of June 30, 2020 and 2019, respectively.

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

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options, if any.

 Recent Accounting Pronouncements

 In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement", which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

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

Adopted Accounting Pronouncement

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces previous lease guidance in its entirety with ASC 842 and requires lessees to recognize lease assets and lease liabilities for those arrangements classified as operating leases under previous guidance, with the exception of leases with a term of twelve months or less. The Company adopted ASU No. 2016-02 on July 1, 2019 using the additional transition method, which allows prior periods to be presented under previous lease accounting guidance. Refer to Note 11, "Leases", for related disclosures.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate and Other	Consolidated
June 30, 2020:

Revenues	$6,783,600	$785,900	$1,000,800	$-	$8,570,300

Foreign Sales	2,589,800	586,500	1,000,400	-	4,176,700

Income (Loss) From Operations	449,700	(472,800)	(727,500)	(385,700)	(1,136,300)

Assets	12,232,600	1,149,800	546,100	868,900	14,797,400

Long-Lived Asset Expenditures	36,000	-	40,700	-	76,700

Depreciation and Amortization	116,900	1,300	42,700	-	160,900

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate and Other	Consolidated
June 30, 2019:

Revenues	$7,078,800	$1,814,900	$1,306,100	$-	$10,199,800

Foreign Sales	2,680,300	1,102,300	1,301,200	-	5,083,800

Income (Loss) From Operations	449,800	(130,600)	365,000	91,900	776,100

Assets	5,280,700	1,443,200	790,100	762,000	8,276,000

Long-Lived Asset Expenditures	194,500	2,200	15,700	-	212,400

Depreciation and Amortization	217,800	1,000	38,500	-	257,300

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

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

The fair value of the contingent consideration obligations is based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market, therefore, the Company classifies this liability as Level 3 in the following table.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2020 and 2019 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,559,700	$7,559,700	$-	$-
Investment securities	331,800	331,800	-	-

Total	$7,891,500	$7,891,500	$-	$-

Liabilities:
Contingent consideration	$358,000	$-	$-	$358,000

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

3.
Fair Value of Financial Instruments (Continued)

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,602,500	$1,602,500	$-	$-
Investment securities	330,900	330,900	-	-

Total	$1,933,400	$1,933,400	$-	$-

Liabilities:
Contingent consideration	$618,000	$-	$-	$618,000

The following table sets forth an analysis of changes during the years ended June 30, 2020 and 2019, respectively, in Level 3 financial liabilities of the Company:

	2020	2019

Beginning balance	$618,000	$408,000
Increase in contingent consideration liability	112,600	521,200
Payments and accruals	(372,600)	(311,200)

Ending balance	$358,000	$618,000

The Company’s contingent obligations require cash payments to the sellers of certain acquired operations based on royalty payments received or operating results achieved. These contingent considerations are classified as liabilities and the liabilities are remeasured to an estimated fair value at each reporting date. During the years ended June 30, 2020 and 2019, the Company recorded an increase in the estimated fair value of contingent liabilities of approximately $112,600 and $521,200, respectively related to its Bioprocessing Systems Operations segment.

Investments in marketable securities classified as available-for-sale by security type at June 30, 2020 and 2019 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2020:

Equity securities	$77,600	$101,900	$24,300
Mutual funds	250,300	229,900	(20,400)

	$327,900	$331,800	$3,900

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2019:

Equity securities	$47,100	$72,000	$24,900
Mutual funds	292,300	258,900	(33,400)

	$339,400	$330,900	$(8,500)

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

4.
Inventories

	2020	2019

Raw materials	$1,838,500	$1,738,300
Work-in-process	228,600	106,400
Finished goods	817,600	747,600

	$2,884,700	$2,592,300

5.
Property and Equipment

	Useful Lives
	(Years)	2020	2019

Automobiles	5	$22,000	$22,000
Computer equipment	3-5	247,900	233,900
Machinery and equipment	3-7	1,010,600	986,500
Furniture and fixtures	4-10	209,700	205,900
Leasehold improvements	3-10	53,300	45,300

		1,543,500	1,493,600
Less accumulated depreciation and amortization		1,263,800	1,174,800

		$279,700	$318,800

Depreciation expense was $88,900 and $67,300 for the years ended June 30, 2020 and 2019, respectively.

6.
Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at June 30, 2020 and 2019, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2020:

Technology, trademarks	5/10 yrs.	$664,700	$662,000	$2,700
Trade names	6 yrs.	140,000	140,000	-
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	321,400	35,600
Sublicense agreements	10 yrs.	294,000	253,600	40,400
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	246,600	196,600	50,000

		$2,406,300	$2,277,600	$128,700

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

6.
Goodwill and Other Intangible Assets (Continued)

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2019:

Technology, trademarks	5/10 yrs.	$663,800	$661,700	$2,100
Trade names	6 yrs.	140,000	124,400	15,600
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	308,100	48,900
Sublicense agreements	10 yrs.	294,000	224,100	69,900
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	221,700	183,200	38,500

		$2,380,500	$2,205,500	$175,000

Total amortization expense was $72,000 and $190,000 in 2020 and 2019, respectively.

Estimated future amortization expense of intangible assets as of June 30, 2020 is as follows:

Year Ended June 30,

2021	$59,800
2022	36,800
2023	20,200
2024	8,400
2025	3,500

Total	$128,700

7.
Line of Credit

The Company has a Demand Line of Credit through December 2020 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 3.25%. The agreement does not contain a financial covenants and borrowings are also secured by a pledge of the Company’s assets including inventory, accounts receivable, chattel paper, equipment and general intangibles of the Company. As of June 30, 2020 and 2019, there were no borrowings outstanding under the line.

8.
Payroll Protection Program Loan

The Company has a $563,800 Payroll Protection Program loan for proceeds received in April 2020 pursuant to the Paycheck Protection Program loan (“PPP”) administered by the U.S. Small Business Administration through its bank. The loan bears interest at 1% per annum and matures in April 2022 and contains no collateral or guarantee requirements. The Company expects to apply and receive forgiveness for the majority of the loan, for which it will apply in the fiscal year ending June 30, 2021.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

9.
Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee’s deferral up to 3% of pay, plus 50% of employee’s deferral over 3% of pay up to 5%. Total matching contributions amounted to $84,100 and $69,600 for the years ended June 30, 2020 and 2019, respectively.

10.
Commitments and Contingencies

The Company has a three-year employment contract with its President, effective July 1, 2017, which was extended by mutual agreement for a one year period ending June 30, 2021. The agreement provided for an annual base salary of $175,000 for the year ended June 30, 2018, with subsequent annual increases of 3% or percentage increase in Consumer Price Index (“CPI”), whichever is higher, plus $25,000 cash bonus for the year ended June 30, 2018, and a discretionary bonus for subsequent years. A bonus of $50,000 was awarded for the year ended June 30, 2020 and none in 2019. The agreement also provided for a grant of options to purchase 25,000 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No shares were granted during the year ended June 30, 2019, and 215,366 shares were authorized to be granted by the Board of Directors during the year ended June 30, 2020 which are subject to amendment to the Company’s 2012 Stock Option Plan.  The agreement also contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for "cause" or the Presidents terminates her employment for "good reason", the President will have the right to receive a lump sum payment equal to three times the average of her total annual compensation paid for the last five years preceding such termination, minus $1.00.

The Company has a three-year employment contract with its President of the Genie Products Division of the Benchtop Laboratory Equipment Operations and Corporate Secretary effective July 1, 2017, which was extended by mutual agreement for a one year period ending June 30, 2021. The agreement provides for an annual base salary of $153,000 for the year ended June 30, 2018, with subsequent annual increases of 3% or percentage increase in the CPI, whichever is higher, plus $10,000 cash bonus for the year ended June 30, 2018, and a discretionary bonus for subsequent years. A bonus of $5,000 was awarded for the year ended June 30, 2020 and none in 2019.  The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No options were granted during the year ended June 30, 2020 or 2019.

The Company has a three-year employment contract with its President of Torbal Products Division of the Benchtop Laboratory Equipment Operations and Director of Marketing effective July 1, 2017, which was extended by mutual agreement for a one year period ending June 30, 2021. The agreement provides for an annual base salary of $157,000 for the year ended June 30, 2018, with subsequent annual increases of 4% or percentage increase in the CPI, whichever is higher, plus $10,000 cash bonus for the year ended June 30, 2018 and subsequent years, subject to a minimum increase of 5% in the divisions’ EBITDA for the related year. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No options were granted during the year ended June 30, 2020 or 2019. A performance-based bonus of $10,000 was awarded for each of the years ended June 30, 2018, 2019, and 2020.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

10.
Commitments and Contingencies (Continued)

The Company has a three-year employment contract with its President of Scientific Bioprocessing, Inc., effective July 1, 2020. The agreement provides for an annual base salary of $175,000 for the year ended June 30, 2021, with subsequent annual increases of 3% or percentage increase in Consumer Price Index (“CPI”), whichever is higher, plus discretionary bonuses. The agreement also provides for a grant of options to purchase 215,366 shares which were authorized to be granted by the Board of Directors during the year ended June 30, 2020, and are subject to amendment to the Company’s 2012 Stock Option Plan. Prior to July 1, 2020, the officer had a consulting agreement through June 30, 2020. Consulting fees paid under this agreement amounted to $145,000 and $40,000 for the years ended June 30, 2020 and 2019, respectively. In addition stock options valued at $36,000 and $12,000 were granted as part of the total compensation under the consulting agreement, for the years ended June 30, 2020 and 2019, respectively.  In addition to the  fees paid and stock options granted under the consulting agreement, a bonus of $50,000 was awarded during the year ended June 30, 2020 and none in 2019. The agreement contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if employee resigns for "good reason" (as such term is defined there), the Company shall pay severance payments equal to either one year's salary at the rate of the compensation at the time of termination is employee is terminated within 12 months of the date of the agreement or six months' salary is the employee is terminated after 12 months of the date of the agreement, continue to pay the regular benefits provided by the Company for the period equal tot he length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment.

The Company had a two-year agreement with its President of Altamira Instruments, Inc. effective July 1, 2017, which was extended by mutual agreement through June 30, 2020, and has not yet been renewed. The agreement provided for an annual base salary of $130,000 and $120,000 for the years ended June 30, 2020 and 2019, respectively, plus incentive pay based on achievement of certain revenue and income levels, which were not achieved in both fiscal years and therefore there was no incentive pay. The agreement also provided for a grant of options for an aggregate of 10,000 shares of the Company’s common stock, which were granted during the year ended June 30, 2018. No shares were granted during the year ended June 30, 2020 or 2019.

The Company had a three-year employment contract with its Vice President of Corporate Development and Strategy and Vice president of Sales and Marketing of Altamira Instruments, Inc. effective July 1, 2017. This agreement was terminated by the Company in February 2020 with termination costs of $180,700, of which $110,900 remains unpaid as of June 30, 2020 and is expected to be paid by February 2021.

The Company has a consulting agreement, which expires on December 31, 2020, with a Director of the Company and his affiliate for product development consulting services. The agreement provides that the consultant be paid a monthly retainer fee of $9,000, plus a grant of 20,000 options during the year ended June 30, 2020. Consulting expense related to this agreement amounted to $76,200 and $43,200 for the years ended June 30, 2020 and 2019, respectively.

On July 20, 2020, the Company entered into a two-year consulting agreement with a new member of the Board of Directors and his affiliate for consulting on strategic matters of the Company’s wholly-owned SBI’s operations. The agreement provides that the consultant be paid a monthly retainer of 5,000 euros, an annual bonus of up to 2% of net sales of the subsidiary’s net sales over mutually agreed upon sales targets, plus the issuance of 125,000 stock options of the Company.

The Company is required to make payments of 30% of the net royalties received from the license and sublicense acquired in the SBI acquisition in fiscal 2014. Total contingent consideration payments made for this acquisition amounted to $372,600 and $311,200 for the years ended June 30, 2020 and 2019, respectively.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

10.
Commitments and Contingencies (Continued)

The fair value of contingent consideration estimated to be paid as of June 30, 2020 is as follows:

Year ended June 30,	Amount

2021	$111,000
2022	95,000
2023	82,000
2024	70,000

$358,000

11.
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

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) through January 2025, a facility in Pittsburgh, Pennsylvania for its Catalyst Research Instrument Operations through November 2020 and on a month to month thereafter, and another facility in Pittsburgh, Pennsylvania for its Bioprocessing Systems Operations through May 2021. In addition, the Company had a lease for its Torbal Division of the Benchtop Laboratory Equipment Operations which was mutually terminated early effective as of October 31, 2019 and a new lease for a similar sales and administration office in Orangeburg, New York was entered into as of November 1, 2019 through October 2022. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities, and any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

11.
Leases (Continued)

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

As of June 30, 2020, the weighted-average remaining lease term for operating lease liabilities was approximately 3.85 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were $295,700 for the year ended June 30, 2020, of which $293,500 was recorded as leases expense.

The Company’s approximate future minimum rental payments under all leases existing at June 30, 2020 and 2019, respectively, through January 2025 are as follows:

Year ended June 30,	Amount

2021	$265,800
2022	210,600
2023	198,900
2024	195,900
2025	91,600

$962,800
12.
Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 21% to the actual tax expense or benefit for the applicable fiscal year was as follows:

	2020	2019

Computed “expected” income tax (benefit)	$(239,400)	$161,700
Research and development credits	(89,400)	(24,300)
Rate changes and NOL carrybacks	(122,600)	-
Other, net	14,800	(12,800)

Income tax expense (benefit)	$(436,600)	$124,600

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

12.
Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following:

	2020	2019
Deferred tax assets:
Amortization of intangible assets	$329,700	$303,900
Research and development credits	89,400	-
Various accruals	150,700	173,600
Other	19,400	13,300
	589,200	490,800
Deferred tax liability:
Depreciation of property and amortization of goodwill	(52,100)	(59,700)

Net deferred tax assets	$537,100	$431,100

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2020 and 2019, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company’s policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ended June 30, 2017 and after. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

13.
Stock Options

Option activity is summarized as follows:

	June 30, 2020		June 30, 2019

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Shares under option:
Outstanding, beginning of year	97,205	$3.24	92,000	$3.15
Granted	25,881	7.47	6,705	4.54
Exercised	(24,000)	3.35	-	-
Forfeited	(2,500)	3.08	1,500	3.27

Outstanding, end of year	96,586	$4.35	97,205	$3.24

Options exercisable at year-end	49,236	$3.29	50,167	$3.29

Weighted average fair value per share of options granted during the fiscal year		$5.58		$1.79

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

13.
Stock Options (Continued)

	As of June 30, 2020 Options Outstanding			As of June 30, 2020 Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$5.35 - $ 11.30	25,881	9.87	$7.47	-	$0.00

$2.91 - $ 4.65	70,705	6.46	$3.33	49,236	$3.29

	96,586			49,236

	As of June 30, 2019 Options Outstanding			As of June 30, 2019 Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$2.91 - $ 3.08	70,500	7.81	$3.07	30,167	$2.80

$3.65 - $ 4.65	26,705	5.57	$4.02	20,000	$3.84

	97,205			50,167

14.
Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	2020	2019

Net income (loss)	$(703,300)	$645,600

Weighted average common shares outstanding	1,515,103	1,494,112
Effect of dilutive securities	-	18,066

Weighted average dilutive common shares outstanding	1,515,103	1,512,178

Basic and diluted earnings (loss) per common share	$(.46)	$.43

Approximately 54,513 and 1,349,850 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended June 30, 2020.  Approximately 1,600 shares of the Company's common stock issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per share for the year ended June 30, 2019, because they were anti-dilutive.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

15.
Equity

          On June 18, 2020 the Company entered into a securities purchases agreement with several accredited investors for the sale and issuance of 1,349,850 shares of the Company’s Common Stock at an offering of $4.50 per share and warrants to purchase up to 1,349,850 shares of the Company’s Common Stock at $9.00 per share for total proceeds of $6,074,400.  The Company incurred approximately $70,000 in issuance related costs.  The proceeds are earmarked for the operations of the Company’s SBI operations.  The warrants are immediately exercisable and expire five years from the date of issuance.  If at any time commencing twelve months from the date of the agreement, but before the  expiration  of the  warrant, the volume weighted average price of the Company’s Common Stock exceeds $18 per share for each of thirty consecutive days, the Company may at any time in its sole discretion, call for the exercise of the Warrants, in their entirety.