Form 10-Q
period 2020-09-30
SCIENTIFIC INDUSTRIES INC
filed 2020-11-23
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of November 6, 2020 is 2,861,263 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2020	June 30, 2020
Current assets:	(Unaudited)
Cash and cash equivalents	$3,355,500	$7,559,700
Investment securities	4,017,700	331,800
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at September 30, 2020 and June 30, 2020	1,171,300	1,064,000
Inventories	2,941,200	2,884,700
Income tax receivable	331,500	334,800
Prepaid expenses and other current assets	134,700	112,300
Total current assets	11,951,900	12,287,300

Property and equipment, net	325,200	279,700

Intangible assets, net	129,000	128,700

Goodwill	705,300	705,300

Other assets	57,900	56,000

Deferred taxes	598,200	537,100

Operating lease right-of-use assets	826,600	803,300

Total assets	$14,594,100	$14,797,400
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$531,900	$354,700
Accrued expenses	538,000	799,700
Contract liabilities	82,700	89,000
Contingent consideration, current portion	97,600	111,000
Bank overdraft	109,400	43,100
Current portion of operating lease liabilities	161,300	226,900
Payroll Protection Program loan	563,800	563,800
Total current liabilities	2,084,700	2,188,200
Contingent consideration payable, less current portion	247,000	247,000
Operating lease liabilities, less current portion	743,000	640,800

Total liabilities	3,074,700	3,076,000
Shareholders’ equity:
Common stock, $.05 par value; 7,000,000 shares authorized; 2,881,065 shares issued; 2,861,263 shares outstanding at September 30, 2020 and June 30, 2020	144,100	144,100
Additional paid-in capital	8,669,600	8,608,300
Retained earnings	2,758,100	3,021,400
	11,571,800	11,773,800
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	11,519,400	11,721,400

Total liabilities and shareholders’ equity	$14,594,100	$14,797,400
See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended September 30, 2020	For the Three Month Period Ended September 30, 2019

Revenues	$2,156,300	$2,004,200

Cost of revenues	1,146,600	1,023,800

Gross profit	1,009,700	980,400

Operating expenses:
General and administrative	579,600	510,200
Selling	521,700	309,100
Research and development	244,300	236,600

Total operating expenses	1,345,600	1,055,900

Loss from operations	(335,900)	(75,500)

Other income (expense):
Other income (expense), net	11,500	(200)

Loss before income tax benefit	(324,400)	(75,700)

Income tax benefit:
Current	-	-
Deferred	(61,100)	(19,500)

Total income tax benefit	(61,100)	(19,500)

Net loss	$(263,300)	$(56,200)

Basic loss per common share	$(.09)	$(.04)

Diluted loss per common share	$(.09)	$(.04)

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders’
Fiscal Year 2021	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance, July 1, 2020	2,881,065	$144,100	$8,608,300	$3,021,400	19,802	$52,400	$11,721,400

Net loss	-	-	-	(263,300)	-	-	(263,300)

Stock-based compensation	-	-	61,300	-	-	-	61,300
Balance, September 30, 2020	2,881,065	$144,100	$8,669,600	$2,758,100	19,802	$52,400	$14,594,100

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders’
Fiscal Year 2019	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance, July 1, 2019	1,513,914	$75,700	$2,592,700	$3,724,700	19,802	$52,400	$6,340,700

Net loss	-	-	-	(56,200)	-	-	(56,200)

Stock options exercised	2,000	100	6,900				7,000

Stock-based compensation	-	-	17,700	-	-	-	17,700
Balance, September 30, 2019	1,515,914	$75,800	$2,617,300	$3,668,500	19,802	$52,400	$6,309,200

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Month Period Ended September 30, 2020	For the Three Month Period Ended September 30, 2019
Operating activities:
Net loss	$(263,300)	$(56,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,600	41,000
Deferred income taxes	(61,100)	(19,500)
Stock-based compensation	61,300	17,700
(Gain) loss on sale of investments	(16,800)	800
Unrealized holding (gain) loss of investments	20,900	(2,300)
Changes in operating assets and liabilities:
Trade accounts receivable	(107,300)	106,400
Income tax receivable	3,300	-
Right -of- use assets	(23,300)	(902,500)
Lease liability	36,600	969,100
Inventories	(56,500)	(120,800)
Prepaid and other assets	(24,300)	(6,800)
Accounts payable	177,200	(111,800)
Contract liabilities	(6,300)	62,000
Bank overdraft	66,300	-
Accrued expenses	(261,700)	(301,200)

Total adjustments	(151,100)	(267,900)

Net cash used in operating activities	(414,400)	(324,100)

Investing activities:
Purchase of investment securities	(3,723,500)	(25,000)
Redemption of investment securities	33,800	23,800
Capital expenditures	(70,500)	(17,000)
Purchase of other intangible assets	(16,200)	(7,500)

Net cash used in investing activities	(3,776,400)	(25,700)

Financing activities:
Proceeds from stock options exercised	-	7,000
Payments of contingent consideration	(13,400)	-

Net cash provided by (used in) financing activities	(13,400)	7,000

Net decrease in cash and cash equivalents	(4,204,200)	(342,800)

Cash and cash equivalents, beginning of year	7,559,700	1,602,500

Cash and cash equivalents, end of period	$3,355,500	$1,259,700

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$500	$40,900
Interest	-	-

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2020. The results for the three months ended September 30, 2020, are not necessarily an indication of the results for the full fiscal year ending June 30, 2021.

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

COVID-19 Pandemic

The challenges posed by the COVID-19 pandemic on the global economy began to impact the Company’s operations at the end of the third quarter of the year ended June 30, 2020.  At that time, the Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action as it pertains to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self -quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. However, if an employee becomes infected in the future, and the Company is forced to shut down for a period of time, it could have a short-term negative impact on operations. At the beginning of the pandemic, the Catalyst Research Instruments and Bioprocessing Systems Operations were shut down due to state mandates, however, the impact on operations was immaterial, and the Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’s receipt of a $563,800 loan under the Federal Government’s Paycheck Protection Program. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies that have the ability to pay. However, there were some delays in receiving some accounts receivable due for catalyst research instruments due to customer shutdowns, and there was a material negative impact on the revenues of the Catalyst Research Instruments operations. The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, supply chain, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Adopted Accounting Pronouncements

In August 2018, the The Financial Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement", which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard was effective for fiscal years beginning after December 15, 2019. Early adoption was permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. The adoption of this standard on July 1, 2020 did not have a material impact on the Company’s financial statements.

R Recent Accounting Pronouncements

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

Nature of Products and Services

We generate revenues from the following sources: (1) Benchtop Laboratory Equipment, (2) Catalyst Research Instruments, and (3) Royalties.

The following table summarizes the Company’s disaggregation of revenues for the three months ended September 30, 2020 and 2019.

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended September 30, 2020:

Revenues	$1,930,300	$137,100	$88,900	$-	$2,156,300

Foreign Sales	631,900	57,200	86,300	-	775,400

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended September 30, 2019:

Revenues	$1,576,200	$138,700	$289,300	$-	$2,004,200

Foreign Sales	397,600	71,700	-	-	469,300

Benchtop Laboratory Equipment sales are comprised primarily of standard benchtop laboratory equipment from its stock to laboratory equipment distributors, or to end users primarily via e-commerce. The sales cycle from time of receipt of order to shipment is very short varying from a day to a few weeks. Customers either pay by credit card (online sales) or net 30-90 days, depending on the customer. Once the item is shipped under the FOB terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. The standard warranty is typically for a period of, one to two years for parts and labor and is deemed immaterial.

Catalyst Research Instrument sales are comprised primarily of large instruments which begin with a standard model and then are customized to a customer’s specifications. The sales cycle can be quite long, typically ranging from one to three months, from the time an order is received to the time the instrument is shipped to the customer. Payment terms vary from customer to customer and can include advance payments which are recorded as contract liabilities. Some contracts call for training and installation, which is considered ancillary and not a material part of the contract. Due to the size and nature of the instruments, the Company subjects the instruments to an extensive factory acceptance testing process prior to shipment to ensure that they are fully operational once they reach the customer’s site. Normally, the Company warrantees its instruments for a period of twelve months for parts and labor the fulfillment of which normally consists of replacement of small components or software support.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended September 30, 2020:

Revenues	$1,930,300	$137,100	$88,900	$-	$2,156,300

Foreign Sales	631,900	57,200	86,300	-	775,400

Income (Loss) From Operations	383,800	(135,200)	(532,300)	(52,200)	(335,900)

Assets	5,871,900	996,000	775,700	6,950,500	14,594,100

Long-Lived Asset Expenditures	21,800	-	64,900	-	86,700

Depreciation and Amortization	26,300	300	14,000	-	40,600

	Benchtop Laboratory Equipment	Catalyst Research Instruments	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended September 30, 2019:

Revenues	$1,576,200	$138,700	$289,300	$-	$2,004,200

Foreign Sales	397,600	71,700	-	-	469,300

Income (Loss) From Operations	12,900	(90,200)	1,800	-	(75,500)

Assets	5,589,400	1,400,900	1,088,100	784,200	8,862,600

Long-Lived Asset Expenditures	7,800	-	16,700	-	24,500

Depreciation and Amortization	30,500	400	10,100	-	41,000

Approximately 47% and 36% of net sales of Benchtop Laboratory Equipment for the three month periods ended September 30, 2020 and 2019, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 27% and 33% of total Benchtop Laboratory Equipment sales were derived from the Torbal Scales Division for the three months ended September 30, 2020 and 2019, respectively.
For the three months ended September 30, 2020 and 2019, respectively, three customers accounted for approximately 23% (both periods) of net sales of the Benchtop Laboratory Equipment Operations (21% and 18% of the Company’s total revenues). Sales of Catalyst Research Instruments are generally comprised of a few very large orders averaging approximately $50,000 per order to a limited number of customers, who differ from order to order. Sales to two customers during the three months ended September 30, 2020 accounted for approximately 88% of the Catalyst Research Instruments Operations revenues and 6% of the Company’s total revenues. Sales to two other customers during the three months ended September 30, 2019 accounted for approximately 90% of the Catalyst Research Instrument Operations’ revenues and 6% of the Company’s total revenues.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2020 and June 30, 2020 according to the valuation techniques the Company used to determine their fair values:
		Fair Value Measurements Using Inputs Considered as
	Fair Value at September 30, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,355,500	$3,355,500	$-	$-
Investment securities	4,017,700	4,017,700	-	-

Total	$7,373,200	$7,373,200	$-	$-

Liabilities:
Contingent consideration	$344,600	$-	$-	$344,600

Payments amounting to $13,400 for contingent consideration were made during the three months ended September 30, 2020.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,559,700	$7,559,700	$-	$-
Investment securities	331,800	331,800	-	-

Total	$7,891,500	$7,891,500	$-	$-

Liabilities:
Contingent consideration	$358,000	$-	$-	$358,000

Investments in marketable securities classified as available-for-sale by security type at September 30, 2020 and June 30, 2020 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At September 30, 2020:
Equity securities	$110,800	$118,400	$7,600
Mutual and bond funds	3,876,200	3,899,300	23,100

	$3,987,000	$4,017,700	$30,700

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2020:
Equity securities	$77,600	$101,900	$24,300
Mutual funds	250,300	229,900	(20,400)

	$327,900	$331,800	$3,900

5. Inventories

	September 30,2020	June 30,2020
Raw materials	$1,883,500	$1,838,500
Work-in-process	323,500	228,600
Finished goods	734,200	817,600
	$2,941,200	$2,884,700

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $705,300 at September 30, 2020 and June 30, 2020, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At September 30, 2020:
Technology, trademarks	5/10 yrs.	$664,700	$662,000	$2,700
Trade names	6 yrs.	140,000	140,000	-
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	324,800	32,200
Sublicense agreements	10 yrs.	294,000	260,900	33,100
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	262,700	201,700	61,000

		$2,422,400	$2,293,400	$129,000

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2020:
Technology, trademarks	5/10 yrs.	$664,700	$662,000	$2,700
Trade names	6 yrs.	140,000	140,000	-
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	321,400	35,600
Sublicense agreements	10 yrs.	294,000	253,600	40,400
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	246,600	196,600	50,000

		$2,406,300	$2,277,600	$128,700

Total amortization expense was $15,800 and $19,500 for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, estimated future amortization expense related to intangible assets is $44,000 for the remainder of the fiscal year ending, June 30, 2021, $36,800 for fiscal 2022, $20,200 for fiscal 2023, $16,400 for fiscal 2024 and $11,600 for fiscal 2025.

7. Loss Per Common Share

Loss per common share data was computed as follows:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Loss	$(263,300)	$(56,200)

Weighted average common shares outstanding	2,861,263	1,494,212

Basic loss per common share	(.09)	(.04)
Diluted loss per common share	(.09)	(.04)

Approximately 126,700 and 1,349,850 shares of the Company's common stock issuable upon the exercise of options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended September 30, 2020. Approximately, 44,200 shares of the Company’s common stock issuable upon the exercise of outstanding options were excluded from the calculation for the three months ended September 30, 2019 because they were anti-dilutive.

8. Leases

The Company recognizes all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term.

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) through January 2025, a facility in Pittsburgh, Pennsylvania for its Catalyst Research Instrument Operations through November 2020 and on a month to month basis thereafter, and another facility in Pittsburgh, Pennsylvania for its Bioprocessing Systems Operations through May 2023, and a sales and administration office in Orangeburg, New York for its Torbal Division of the Benchtop Laboratory Equipment Operations through October 2022. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities, and any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

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

As of September 30, 2020, the weighted-average remaining lease term for operating lease liabilities was approximately 3.5 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were $78,600, of which $78,800 was recorded as leases expense.

The Company’s approximate future minimum rental payments under all leases existing at September 30, 2020 through February 2025 are as follows:

Fiscal year ending June 30,	Amount
Remainder of 2021	$204,200
2022	260,300
2023	245,300
2024	195,900
2025	91,600

Total future minimum payments	997,300
Less: Imputed interest	93,000

Total Present Value of Operating Lease Liabilities	904,300

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

Overview. The Company reflected a loss before income tax benefit of $324,400 for the three months ended September 30, 2020 compared to a loss before income tax benefit of $75,500 for the three months ended September 30, 2019, primarily due to increased operating expenses incurred by the Company’s Bioprocessing Systems Operations, partially offset by increased income from the Benchtop Laboratory Equipment Operations resulting from increased orders for its Genie™ brand products. The Bioprocessing Systems Operations continues to expand its operations with additional personnel and infrastructure and investing in sales and marketing.

Results of Operations. Net revenues for the three months ended September 30, 2020 increased $152,100 (7.6%) to $2,156,300 from $2,004,200 for the three months ended September 30, 2019, reflecting an increase of $354,100 (22.5%) in net sales of Benchtop Laboratory Equipment primarily due to sales of its Genie brand products, which are used in COVID related research and testing. The Benchtop Laboratory Equipment sales reflected $517,700 of Torbal® brand product sales for the three months ended September 30, 2020, compared to $522,400 in the three months ended September 30, 2019 due to decreased sales of pharmacy scales, partially offset by increased sales of its new automated pill counter. Sales of Catalyst Research Instruments decreased slightly by $1,600 to $137,100 for the three months ended September 30, 2020 compared to $138,700 for the three months ended September 30, 2019 with an order backlog for Catalyst Research Instruments of $263,500, all of which is expected to be shipped during the fiscal year ending June 30, 2021, compared to $173,500 as of September 30, 2019. Revenues derived from the Bioprocessing Systems Operations which are comprised primarily of net royalties accrued from sublicenses decreased by $200,400 (69.3%) to $88,900 for the three months ended September 30, 2020 compared to $289,300 for the three months ended September 30, 2019 due to decreased royalties resulting from the termination of the Company’s previously held European patent.

The gross profit percentage on a combined basis was 46.8% for the three months ended September 30, 2020 compared to 48.9% for the three months ended September 30, 2019 due primarily to lower margins on the Catalyst Research Instruments. However, gross margins for the Benchtop Laboratory Equipment Operations were higher due to increased sales, particularly of higher margin products.

General and administrative expenses for the three months ended September 30, 2020 increased by $69,400 (13.6%) to $579,600 compared to $510,200 for the three months ended September 30, 2019 mainly due to the expansion of the Scientific Bioprocessing Operations with increased personnel and related expenses, and corporate expenses
.
Selling expenses for the three months ended September 30, 2020 increased $212,600 (68.8%) to $521,700 from $309,100 for the three months ended September 30, 2019 primarily due to increased sales and marketing costs related to new personnel, websites, market research, and advertising expenditures by the Bioprocessing Systems Operations.

Research and development expenses increased by $7,700 (3.3%) to $244,300 for the three months ended September 30, 2020 compared to $236,600 for the three months ended September 30, 2019, mainly due to product development activities by the Bioprocessing Systems Operations.

The Company reflected an income tax benefit of $61,100 for the three months ended September 30, 2020 compared to $19,500 for the three months ended September 30, 2019, primarily due to the increased loss generated during the current period.

As a result of the foregoing, the Company recorded a net loss of $263,300 for the three months ended September 30, 2020 compared to a net loss of $56,200 for the three months ended September 30, 2019.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $4,204,200 to $3,355,500 as of September 30, 2020 from $7,559,700 as of June 30, 2020, due primarily to converting cash on-hand to short term liquid investments.

Net cash used in operating activities was $414,400 for the three months ended September 30, 2020 compared to $324,100 during the three months ended September 30, 2019, primarily as a result of the increased loss incurred for the current period. Net cash used in investing activities was $3,776,400 for the three months ended September 30, 2020 compared to $25,700 used during the three months ended September 30, 2019 principally due to purchases of investments, and to a lesser extent new capital equipment purchases by the Bioprocessing Systems Operations. Net cash used in financing activities was $13,400 for the three months ended September 30, 2020 all due to contingent consideration payments made to sellers of the Bioprocessing Systems Operations, compared to cash proceeds of $7,000 during the three months ended September 30, 2019 from exercises of stock options.

The Company's working capital decreased by $231,900 to $9,867,200 as of September 30, 2020 compared to $10,099,100, as of June 30, 2020 due to the loss generated during the period.

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

Reports on Form 8-K:

Current Report filed on Form 8-K dated July 22, 2020 reporting under Items 1.01 and 5.2.

Current Report filed on Form 8-K dated August 13, 2020 reporting under Item 5.03.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2020	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Chief Financial Officer and Treasurer