Form 10-Q
period 2020-12-31
SCIENTIFIC INDUSTRIES INC
filed 2021-02-23
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of February 8, 2021 is 2,861,263 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2020	June 30, 2020
Current assets:	(Unaudited)
Cash and cash equivalents	$1,111,300	$7,559,700
Investment securities	5,784,800	331,800
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at December 31, 2020 and June 30, 2020	1,554,500	1,064,000
Inventories	2,639,200	2,541,000
Income tax receivable	333,600	334,800
Prepaid expenses and other current assets	316,000	112,400
Assets of discontinued operations	-	793,000
Total current assets	11,739,400	12,736,700

Property and equipment, net	310,700	278,300

Intangible assets, net	128,100	128,700

Goodwill	257,300	257,300

Other assets	57,900	56,000

Deferred taxes	811,100	537,100

Operating lease right-of-use assets	765,100	803,300

Total assets	$14,069,600	$14,797,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$584,000	$334,600
Accrued expenses and taxes	378,400	679,000
Contract liabilities	-	20,000
Contingent consideration, current portion	97,600	111,000
Bank overdraft	225,000	43,100
Liabilities of discontinued operations	151,500	240,900
Operating lease liabilities, current portion	128,000	195,800
Payroll Protection Program loan	563,800	563,800
Total current liabilities	2,128,300	2,188,200

Contingent consideration payable, less current portion	247,000	247,000
Operating lease liabilities, less current portion	711,300	640,800

Total liabilities	3,086,600	3,076,000
Shareholders’ equity:
Common stock, $.05 par value; 7,000,000 shares authorized; 2,881,065 shares issued; 2,861,263 shares outstanding at December 31, 2020 and June 30, 2020	144,100	144,100
Additional paid-in capital	8,745,700	8,608,300
Retained earnings	2,145,600	3,021,400
	11,035,400	11,773,800
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	10,983,000	11,721,400

Total liabilities and shareholders’ equity	$14,069,600	$14,797,400

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended December 31,	For the Three Month Period Ended December 31,	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2020	2019	2020	2019

Revenues	$2,717,400	$2,232,800	$4,736,500	$4,098,300

Cost of revenues	1,311,300	1,052,500	2,273,700	1,942,000

Gross profit	1,406,100	1,180,300	2,462,800	2,156,300

Operating expenses:
General and administrative	536,900	478,400	1,056,100	948,400
Selling	778,900	280,600	1,272,800	535,400
Research and development	329,700	260,000	574,000	496,400

Total operating expenses	1,645,500	1,019,000	2,902,900	1,980,200

Income (loss) from operations	(239,400)	161,300	(440,100)	176,100

Other income:
Other income, net	18,200	2,900	16,200	2,200
Interest income	35,300	9,200	48,900	9,700
Total other income, net	53,500	12,100	65,100	11,900

Income (loss) before income tax expense (benefit)	(185,900)	173,400	(375,000)	188,000

Income tax expense (benefit):
Current	-	-	-	-
Deferred	(47,600)	34,100	(94,100)	52,000

Total income tax expense (benefit) from continuing operations	(47,600)	34,100	(94,100)	52,000

Net income (loss) from continuing operations	(138,300)	139,300	(280,900)	136,000

Discontinued operations (Note 9):

Loss from discontinued operations (including loss on disposal of $405,400), in 2020 periods	(639,500)	(170,400)	(774,800)	(260,700)
Income tax benefit, deferred	(165,300)	(34,700)	(179,900)	(72,100)

Net loss from discontinued operations	(474,200)	(135,700)	(594,900)	(188,600)

Net income (loss)	$(612,500)	$3,600	$(875,800)	$(52,600)

Basic and diluted (loss) per common share

Continuing operations	$(.05)	$.09	$(.10)	$.09

Discontinued operations	$(.17)	$(.09)	$(.21)	$(.13)

Consolidated operations	$(.22)	$.00	$(.31)	$(.04)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders’
Fiscal Year 2021:	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance, July 1, 2020	2,881,065	$144,100	$8,608,300	$3,021,400	19,802	$52,400	$11,721,400

Net loss	-	-	-	(263,300)	-	-	(263,300)

Stock-based compensation	-	-	61,300	-	-	-	61,300

Balance, September 30, 2020	2,881,065	144,100	8,669,600	2,758,100	19,802	52,400	11,519,400

Net loss	-	-	-	(612,500)	-	-	(612,500)

Stock-based compensation	-	-	76,100	-	-	-	76,100

Balance, December 31, 2020	2,881,065	$144,100	$8,745,700	$2,145,600	19,802	$52,400	$10,983,000

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders’
Fiscal Year 2020:	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance, July 1, 2019	1,513,914	$75,700	$2,592,700	$3,724,700	19,802	$52,400	$6,340,700

Net loss	-	-	-	(56,200)	-	-	(56,200)

Stock options exercised	2,000	100	6,900	-	-	-	7,000

Stock-based compensation	-	-	17,700	-	-	-	17,700

Balance, September 30, 2019	1,515,914	75,800	2,617,300	3,668,500	19,802	52,400	6,309,200

Net income	-	-	-	3,600	-	-	3,600

Stock options exercised	6,661	300	(300)	-	-	-	-

Stock-based compensation	-	-	17,700	-	-	-	17,700

Balance, December 31, 2019	1,522,575	$76,100	$2,634,700	$3,672,100	19,802	$52,400	$6,330,500

  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2020	2019
Operating activities:
Net loss	$(875,800)	$(52,600)
Adjustments to reconcile net loss used in operating activities:
Gain (loss) on sale of investments	(33,300)	(3,100)
Unrealized holding gain (loss) on investments	25,700	(1,200)
Depreciation and amortization	83,000	82,400
Deferred income taxes	(274,000)	(20,100)
Loss on disposal of subsidiary	405,400	-
Stock-based compensation	137,400	35,400
Changes in operating assets and liabilities:	-	-
Trade accounts receivable	(490,500)	161,700
Inventories	(53,500)	(411,500)
Right - of- use assets	38,200	(930,700)
Income tax receivable	1,200	-
Prepaid and other current assets	(205,600)	27,400
Lease liabilities	(28,400)	998,100
Accounts payable	266,900	(94,300)
Contract liabilities	(20,000)	104,000
Bank overdraft	181,900	-
Accrued expenses and taxes	(376,400)	(409,600)

Total adjustments	(342,000)	(461,500)

Net used in operating activities	(1,217,800)	(514,100)

Investing activities:
Redemption of investment securities	544,800	51,900
Purchase of investment securities	(5,990,200)	(61,800)
Proceeds from sale of discontinued operations	342,400	-
Capital expenditures	(82,900)	(34,100)
Purchase of other intangible assets	(31,300)	(7,400)

Net cash used in investing activities	(5,217,200)	(51,400)

Financing activities:
Payments of contingent consideration	(13,400)	-
Proceeds from stock options exercised	-	7,000

Net cash provided by (used in) financing activities	(13,400	7,000

Net decrease in cash and cash equivalents	(6,448,400)	(558,500)

Cash and cash equivalents, beginning of year	7,559,700	1,602,500

Cash and cash equivalents, end of period	$1,111,300	$1,044,000

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$2,500	$37,900

Non-cash financing activities:
Issuance of 6,661 shares of the Company's Common Stock in cashless stock option exercises during the three and six months ended December 31, 2019.
See notes to unaudited condensed consolidated financial statements.

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2020. The results for the three and six months ended December 31, 2020, are not necessarily an indication of the results for the full fiscal year ending June 30, 2021.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Bioprocessing, Inc. (“SBI”) a Delaware corporation and wholly-owned subsidiary, and Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary, and Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated.

COVID-19 Pandemic

The challenges posed by the COVID-19 pandemic on the global economy began to impact the Company’s operations at the end of the third quarter of the year ended June 30, 2020. At that time, the Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action as it pertains to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self -quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. However, if an employee becomes infected in the future, and the Company is forced to shut down for a period of time, it could have a short-term negative impact on operations. At the beginning of the pandemic, the Catalyst Research Instruments and Bioprocessing Systems Operations were shut down due to state mandates, however, the impact on operations was immaterial, and the Company was able to retain its employees without furloughs or layoffs, in part, due to the Company’s receipt of a $563,800 loan under the Federal Government’s Paycheck Protection Program. The Company did not experience and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies that have the ability to pay. However, there were some delays in receiving some accounts receivable due for catalyst research instruments due to customer shutdowns, and there was a material negative impact on the revenues of the Catalyst Research Instruments operations. The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, supply chain, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Adopted Accounting Pronouncements

In August 2018, the Financial Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement", which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard was effective for fiscal years beginning after December 15, 2019. Early adoption was permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. The adoption of this standard on July 1, 2020 did not have a material impact on the Company’s financial statements.

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

Nature of Products and Services

We generate revenues from the following sources: (1) Benchtop Laboratory Equipment, (2) Royalties, and (3) prior to November 30, 2020 Catalyst Research Instruments.

The following table summarizes the Company’s disaggregation of revenues for the three and six months ended December 31, 2020 and 2019.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Three Months Ended December 31, 2020:

Revenues	$2,507,400	$210,000	$2,717,400

Foreign Sales	1,150,700	206,100	1,356,800

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Three Months Ended December 31, 2019:

Revenues	$1,943,400	$289,400	$2,232,800

Foreign Sales	855,800	289,400	1,145,200

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Six Months Ended December 31, 2020:

Revenues	$4,437,600	$298,900	$4,736,500

Foreign Sales	1,782,600	292,400	2,075,000

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Six Months Ended December 31, 2019:

Revenues	$3,519,600	$578,700	$4,098,300

Foreign Sales	1,253,400	578,700	1,832,100

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

During the three months ended December 31, 2020, the Company discontinued its Catalyst Research Instruments Operations through the sale of substantially all of its assets on November 30, 2020. Refer to Note 9 for additional information.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended December 31, 2020:

Revenues	$2,507,400	$210,000	$-	$2,717,400

Foreign Sales	1,150,700	206,100	-	1,356,800

Income (Loss) From Continuing Operations	568,500	(741,800)	(66,100)	(239,400)

Assets	6,140,400	966,400	6,962,800	14,069,600

Long-Lived Asset Expenditures	13,700	13,800	-	27,500

Depreciation and Amortization	26,400	15,800	200	42,400

Approximately $366,900 included in Assets relates to discontinued operations, and $200 in depreciation and amortization relates to discontinued operations.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended December 31, 2019:

Revenues	$1,943,400	$289,400	$-	$2,232,800

Foreign Sales	855,800	289,400	-	1,145,200

Income (Loss) From Continuing Operations	179,400	(18,100)	-	161,300

Assets	5,551,100	1,350,000	1,962,700	8,863,800

Long-Lived Asset Expenditures	14,100	2,900	-	17,000

Depreciation and Amortization	30,800	10,400	200	41,400

Approximately $733,500 included in Assets relates to discontinued operations, and $200 in depreciation and amortization relates to discontinued operations.

Approximately 52% and 50% of total benchtop laboratory equipment sales (48% and 43% of total revenues) for the three months ended December 31, 2020 and 2019, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 23% and 24% of total benchtop laboratory equipment sales (21% and 21% of total revenues) were derived from the Torbal Scales Division for the three months ended December 31, 2020 and 2019, respectively.

For the three months ended December 31, 2020 and 2019, respectively, three customers accounted for approximately 20% and 27% of net sales of the Benchtop Laboratory Equipment Operations (18% and 24% of the Company’s total revenues).

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Six Months Ended December 31, 2020:

Revenues	$4,437,600	$298,900	$-	$4,736,500

Foreign Sales	1,782,600	292,400	-	2,075,000

Income (Loss) From Continuing Operations	952,400	(1,274,100)	(118,300)	(440,100)

Assets	6,140,400	966,400	6,962,800	14,069,600

Long-Lived Asset Expenditures	35,500	78,700	-	114,200

Depreciation and Amortization	52,700	29,800	500	83,000

Approximately $366,900 included in Assets relates to discontinued operations, and $500 in depreciation and amortization relates to discontinued operations.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Six Months Ended December 31, 2019:

Revenues	$3,519,600	$578,700	$-	$4,098,300

Foreign Sales	1,253,400	578,700	-	1,832,100

Income (Loss) From Continuing Operations	192,300	(16,200)	-	176,100

Assets	5,551,100	1,350,000	1,962,700	8,863,800

Long-Lived Asset Expenditures	21,900	19,600	-	41,500

Depreciation and Amortization	61,300	20,500	600	82,400

Approximately $733,500 included in Assets relates to discontinued operations, and $600 in depreciation and amortization relates to discontinued operations.

Approximately 50% and 43% total benchtop laboratory equipment sales (47% and 37% of total revenues) for the six months ended December 31, 2020 and 2019, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 25% and 28% of total benchtop laboratory equipment sales (23% and 24% of total revenues) were derived from the Torbal Scales Division for the six months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020 and 2019, three customers accounted for approximately 21% and 25% of net sales of the Benchtop Laboratory Equipment Operations (20% and 22% of the Company’s total revenues), respectively.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2020 and June 30, 2020 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,111,300	$1,111,300	$-	$-
Investment securities	5,784,800	5,784,800	-	-

Total	$6,896,100	$6,896,100	$-	$-

Liabilities:

Contingent consideration	$344,600	$-	$-	$344,600

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,559,700	$7,559,700	$-	$-
Investment securities	331,800	331,800	-	-

Total	$7,891,500	$7,891,500	$-	$-

Liabilities:

Contingent consideration	$358,000	$-	$-	$358,000

Investments in marketable securities classified as available for sale by security type at December 31, 2020 and June 30, 2020 consisted of the following:
	Cost	Fair Value	Unrealized Holding Gain (Loss)
At December 31, 2020:
Equity securities	$102,300	$134,100	$31,800
Mutual and bond funds	5,621,300	5,650,700	29,400

	$5,723,600	$5,784,800	$61,200

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2020:
Equity securities	$77,600	$101,900	$24,300
Mutual and bond funds	250,300	229,900	(20,400)

	$327,900	$331,800	$3,900

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

	December 31, 2020	June 30,2020
Raw materials	$1,791,500	$1,726,400
Work-in-process	116,000	35,700
Finished goods	731,700	778,900

	$2,639,200	$2,541,000

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $257,300 at December 31, 2020 and June 30, 2020, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:
	Useful Lives	Cost	Accumulated Amortization	Net
At December 31, 2020:
Technology, trademarks	5/10 yrs.	$364,700	$362,100	$2,600
Trade names	6 yrs.	140,000	140,000	-
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	120,000	91,100	28,900
Sublicense agreements	10 yrs.	294,000	268,300	25,700
Non-compete agreements	5 yrs.	282,000	282,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	277,900	207,200	70,900

		$1,798,600	$1,670,500	$128,100

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2020:
Technology, trademarks	5/10 yrs.	$364,700	$362,000	$2,700
Trade names	6 yrs.	140,000	140,000	-
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	120,000	84,400	35,600
Sublicense agreements	10 yrs.	294,000	253,600	40,400
Non-compete agreements	5 yrs.	282,000	282,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	246,600	196,600	50,000

		$1,767,300	$1,638,600	$128,700

Total amortization expense was $16,200 and $19,800 for the three months ended December 31, 2020 and 2019, respectively, and $32,000 and $39,300 for the six months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, estimated future amortization expense related to intangible assets is $42,400 for the remainder of the fiscal year ending June 30, 2021, $32,900 for fiscal 2022, $21,300 for fiscal 2023, $16,000 for fiscal 2024 and $15,500 thereafter.

7. Earnings (Loss) Per Common Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income or loss by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. The following table sets forth the weighted average number of common shares outstanding for each period presented

	For the Three Month Period Ended December 31, 2020	For the Three Month Period Ended December 31, 2019	For the Six Month Period Ended December 31, 2020	For the Six Month Period Ended December 31, 2019

Weighted average number of common shares outstanding	2,861,263	1,499,396	2,861,263	1,496,718
Effect of dilutive securities	-	58,330	-	-
Weighted average number of dilutive common shares outstanding	2,861,263	1,557,726	2,861,263	1,496,718

Basic and diluted earnings (loss) per common share

Continuing operations	$(.05)	$.09	$(.10)	$(.09)
Discontinued operations	$(.17)	$(.09)	$(.21)	$(.13)
Consolidated operations	$(.22)	$.00	$(.31)	$(.04)

Approximately 126,700 shares and 1,349,850 of the Company’s common stock issuable upon the exercise of options and warrants, respectively, were excluded from the calculation for the three and six months ended December 31, 2020, because the effect would be anti-dilutive due to the loss for the periods. Approximately, 51,629 shares of the Company’s common stock issuable upon the exercise of the outstanding options were excluded from the calculation for the six months ended December 31, 2020 because they were anti-dilutive.

8. Leases

The Company recognizes all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term.

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) through January 2025, a facility in Pittsburgh, Pennsylvania for its Bioprocessing Systems Operations through May 2023, and a sales and administration office in Orangeburg, New York for its Torbal Division of the Benchtop Laboratory Equipment Operations through October 2022. The Company also had a lease for its Catalyst Research Instruments Operations which terminated in November 2020 and the facility was shut down at the end of December 2020 in connection with the sale of that business segment on November 30, 2020. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities, Any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

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

As of December 31, 2020, the weighted-average remaining lease term for operating lease liabilities was approximately 3.1 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were $76,100 and $154,700 for the three and six month periods ended December 31, 2020 of which $78,800 and $157,500 were recorded as leases expense.

The Company’s approximate future minimum rental payments under all leases existing at December 31, 2020 through February 2025 are as follows:

Fiscal year ending June 30,	Amount
Remainder of 2021	$128,000
2022	260,300
2023	245,300
2024	195,900
2025	91,600

Total future minimum payments	921,100
Less: Imputed interest	81,800

Total Present Value of Operating Lease Liabilities	839,300

9. Discontinued Operations

Effective November 30, 2020, the Company, as part of its strategic shift to becoming a life sciences tool provider, sold its Catalyst Research Instruments Operations reporting segment through the sale by Altamira of substantially all of its assets, which comprised of fixed assets, and inventory to Beijing JWGB Sci. & Tech. Co. Ltd., a corporation formed under the laws of the People’s Republic of China (“JWGB”) for $440,000 payable in cash through January 2021, resulting in a $405,400 pre-tax loss. In order to preserve business continuity for the buyer. Altamira agreed to purchase certain components on behalf of JWGB for which JWGB will reimburse Altamira. At December 31, 2020, JWGB owed the Company $97,600 related to the sale, and $39,500 for component purchases made on its behalf, all of which have been subsequently remitted to the Company. The Company retained all its receivables and payables related to sales made prior to November 30, 2020, certain inventory related to two work-in-process orders which will be shipped by the end of the fiscal year ending June 30, 2021, product warranty and other miscellaneous liabilities related to certain employee benefits, and expenses related to the closure of the Altamira facility, which was substantially completed at the end of December 2020.

As a result of the disposal described above, the operating results of the former Catalyst Research Instruments Operations segment have been presented as discontinued operations in the balance sheets, the statements of operations, and the statements of cash flows, as detailed below.

..
Assets:	December 31, 2020	June 30,2020
Inventories	$-	$343,700
Property and equipment, net	-	1,400
Goodwill	-	447,900

Discontinued operations	$-	$793,000

Liabilities:	December 31, 2020	June 30,2020
Accounts payable	$37,600	$20,100
Accrued expenses and taxes	44,900	120,700
Contract liabilities	69,000	69,000
Operating lease liabilities, current portion	-	31,100

	$151,500	$240,900

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Revenues	$142,700	$39,500	$279,900	$178,200
Cost of goods sold	195,500	128,300	379,700	262,600
Gross profit	(52,800)	(88,800)	(99,800)	(84,400)
Selling, general and administrative expenses	181,300	81,600	269,600	176,300
Loss from operations	(234,100)	(170,400)	(369,400)	(260,700)
Loss on disposal	(405,400)	—	(405,400)	—
Loss before income tax benefit	(639,500)	(170,400)	(774,800)	(260,700)
Income tax benefit, all deferred	165,300	34,700	179,900	72,100
Net loss attributable to discontinued operations	$(474,200)	$(135,700)	$(594,900)	$(188,600)

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash (used) and provided by operating activities from discontinued operations for the six months ended December 31, 2020 and December 31, 2019 was ($335,000) and $182,300, respectively. Cash provided by investing activities from discontinued operations for the six months ended December 31, 2020 was $342,400 and none for December 31, 2019. There was no cash provided or used by the discontinued operations for financing activities for both the current and prior year periods

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview.

The Company reflected a loss from continuing operations before income tax benefit of $185,900 and $374,900 for the three and six months ended December 31, 2020 compared to income before income tax expense of $173,400 and $188,000 for the three and six months ended December 31, 2019, primarily due to increased operating expenses incurred by the Company’s Bioprocessing Systems Operations. The Bioprocessing Systems Operations continues to expand with increased personnel and expenditures for product development, sales and marketing activities. The Benchtop Laboratory Equipment Operations recorded record sales and profits, principally due to higher sales of its flagship product, the Vortex-Genie®.

As part of the Company’s shift to becoming a life sciences tool provider, the Company divested and sold substantially all the assets of the Catalyst Research Instruments Operations at an approximate $405,400 loss, which is reflected in the total loss from discontinued operations, of $639,500 and $774,800 for the three and six months ended December 31, 2020, compared to an operating loss, for the discontinued operations of $170,400 and $260,700 for the three and six months ended December 31, 2019.

Results of Operations

The Three Months Ended December 31, 2020 Compared With The Three Months Ended December 31, 2019

Net revenues for the three months ended December 31, 2020 increased $484,600 (21.7%) to $2,717,400 from $ 2,232,800 for the three months ended December 31, 2019, reflecting an increase of $564,000 in sales of benchtop laboratory equipment, partially offset by decreased earned royalties of $79,400 by the Bioprocessing Systems Operations. The benchtop laboratory equipment sales reflected $576,800 and $476,100 of Torbal brand product gross sales for the three months ended December 31, 2020 and 2019, respectively.

The overall gross profit percentage for the three months ended December 31, 2020 was 51.7% and 52.8% for the three months ended December 31, 2019. While the gross margin percentage was lower for the Bioprocessing Systems Operations, the gross profit margin percentage for the Benchtop Laboratory Equipment Operations was higher due to increased sales.

General and administrative expenses for the three months ended December 31, 2020 increased by $58,500 (12.2%) to $536,900 compared to $478,400 for the three months ended December 31, 2019, due to the expansion of the Scientific Bioprocessing Systems Operations.

Selling expenses for the three months ended December 31, 2020 increased $498,300 (177.6%) to $778,900 from $ 280,600 for the three months ended December 31, 2019, due to increased sales and marketing costs related to personnel, websites, market research, and advertising expenses incurred by the Bioprocessing Systems Operations.

Research and development expenses increased by $69,700 (26.8%) to $329,700 for the three months ended December 31, 2020 compared to $260,000 for the three months ended December 31, 2019, primarily due to the ramp up in product development activities by the Bioprocessing Systems Operations which included staffing, facilities, and materials.

Total other income, net was $53,500 for the three months ended December 31, 2020 compared to $12,100 for the three months ended December 31, 2019 due to increased interest and dividend income generated from investment securities.

The Company reflected an income tax benefit related to continuing operations of $47,600 for the three months ended December 31, 2020 compared to income tax expense from continuing operations of $34,100 for the three months ended December 31, 2019 due to the loss for the period.

The Company reflected a loss from discontinued operations of $639,500 for the three months ended December 31, 2020, compared to $170,400 for the three months ended December 31, 2019, due to the loss on disposal in the current year period.

The Company reflected an income tax benefit related to discontinued operations of $165,300 for the three months ended December 31, 2020 compared to $34,700 for the three months ended December 31, 2019 due to the increased loss during the current year period.

The net loss from discontinued operations was $474,200 for the three months ended December 31, 2020 compared to $135,700 for the three months ended December 31, 2019, primarily due to the loss on disposal during the current year period.

As a result of the foregoing, the Company recorded a net loss of $612,500 for the three months ended December 31, 2020 compared to net income of $3,600 for the three months ended December 31, 2019.

The Six Months Ended December 31, 2020 Compared With The Six Months Ended December 31, 2019

Net revenues for the six months ended December 31, 2020 increased $638,200 (15.5%) to $4,736,500 from $ 4,098,300 for the six months ended December 31, 2019, reflecting a $918,000 increase in net sales of benchtop laboratory equipment, and a decrease of $279,800 in earned royalties by the Bioprocessing Systems Operations. The Benchtop Laboratory Equipment sales reflected $1,094,500 of Torbal brand gross product sales for the six months ended December 31, 2020, compared to $ 998,500 in the six months ended December 31, 2019.

The overall gross profit percentage for the six months ended December 31, 2020 was 51.9% and 52.6% for the six months ended December 31, 2019. While the gross margin percentage was lower for the Bioprocessing Systems Operations, the gross profit margin percentage for the Benchtop Laboratory Equipment Operations was higher due to increased sales.

General and administrative expenses for the six months ended December 31, 2020 increased $35,700 (11.3%) to $1,056,000 from $948,400 for the six months ended December 31, 2019, due to staffing and other administrative costs incurred by the Bioprocessing Systems Operations.

Selling expenses for the six months ended December 31, 2020 increased $737,400 (137.7%) to $1,272,800 from $535,400 for the six months ended December 31, 2019, due to increased sales and marketing costs related to personnel, websites, market research, and advertising expenses by the Bioprocessing Systems Operations.

Research and development expenses increased by $77,600 (15.6%) to $574,000 for the six months ended December 31, 2020 compared to $496,400 for the six months ended December 31, 2019, primarily due to increased new product development activities by the Bioprocessing Systems Operations which included staffing, facilities, and materials.

Total other income (expense), net was $65,100 for the six months ended December 31, 2020 compared to $11,900 for the six months ended December 31, 2019 principally due to increased interest income from investments.

The Company reflected an income tax benefit related to continuing operations of ($94,100) for the three months ended December 31, 2020 compared to income tax expense from continuing operations of $52,200 for the three months ended December 31, 2019 due to the loss for the period.

The Company reflected a loss from discontinued operations of $774,800 for the six months ended December 31, 2020, compared to $260,700 for the six months ended December 31, 2019, due to the loss on disposal in the current year period.

The Company reflected an income tax benefit related to discontinued operations of $179,000 for the six months ended December 31, 2020 compared to $72,100 for the six months ended December 31, 2019 due to the increased loss during the current year period.

The net loss from discontinued operations was $594,900 for the six months ended December 31, 2020 compared to $188,600 for the six months ended December 31, 2019, primarily due to the loss on disposal during the current year period.

As a result of the foregoing, the Company recorded a net loss of $875,800 for the six months ended December 31, 2020 compared to $52,600 for the six months ended December 31, 2019.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $6,448,400 to $1,111,300 as of December 31, 2020 from $7,559,700 as of June 30, 2020, primarily due to converting cash on-hand to short term liquid investment securities and the loss for the period.

Net cash used in operating activities was $1,217,800 for the six months ended December 31, 2020 compared to net cash used of $514,100 during the six months ended December 31, 2019, primarily due to the increased loss for the period. Net cash used in investing activities was $5,217,200 for the six months ended December 31, 2020 compared to $51,400 used during the six months ended December 31, 2019, principally due to net purchases of investments, and to a lesser extent new capital equipment purchases by the Bioprocessing Systems Operations during the current period, partially offset by the cash received from the sale of the subsidiary. Net cash used in financing activities was $13,400 for the six months ended December 31, 2020, all due to contingent consideration payments made during the current year period, compared to cash proceeds of $7,000 during the six months ended December 31, 2019 from exercises of stock options.

The Company's working capital decreased by $937,400 to $9,611,100 as of December 31, 2020 compared to $10,548,500, as of June 30, 2020 mainly due to the loss during the period

The Company has a Demand Line of Credit through December 2021 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, 3.25% currently. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of December 31, 2020, no borrowings were outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending December 31, 2021 from its available financial resources including the lines of credit, its cash and investment securities, and operations.

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

Current Report filed on Form 8-K dated December 1, 2020 reporting under Items 1.01 and 2.01.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2021	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer