Form 10-Q
period 2021-03-31
SCIENTIFIC INDUSTRIES INC
filed 2021-05-17
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
☐Yes ☒No

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of May 7, 2021 is 4,458,143 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2021	June 30, 2020
Current assets:	(Unaudited)
Cash and cash equivalents	$627,500	$7,559,700
Investment securities	5,325,700	331,800
Trade accounts receivable, less allowance for doubtful accounts of $11,600 at March 31, 2021 and June 30, 2020	1,822,500	1,064,000
Inventories	2,885,200	2,541,000
Income tax receivable	336,300	334,800
Prepaid expenses and other current assets	62,600	112,400
Assets of discontinued operations	124,600	793,000
Total current assets	11,184,400	12,736,700

Property and equipment, net	383,700	278,300

Intangible assets, net	121,500	128,700

Goodwill	257,300	257,300

Other assets	48,400	56,000

Deferred taxes	1,189,400	537,100

Operating lease right-of-use assets	715,600	803,300

Total assets	$13,900,300	$14,797,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$477,200	$334,600
Accrued expenses	456,400	679,000
Contract liabilities	-	20,000
Contingent consideration, current portion	195,800	111,000
Bank overdraft	50,600	43,100
Liabilities of discontinued operations	64,400	240,900
Operating lease liabilities, current portion	50,300	195,800
Payroll Protection Program loan, current portion	563,800	563,800
Total current liabilities	1,858,500	2,188,200

Payroll Protection Program loan, less current portion	433,800	-
Contingent consideration payable, less current portion	30,300	247,000
Operating lease liabilities, less current portion	735,300	640,800

Total liabilities	3,057,900	3,076,000
Shareholders’ equity:
Common stock, $.05 par value; 10,000,000 and 7,000,000 shares authorized; 2,882,065 and 2,881,065 shares issued; 2,862,263 and 2,861,263 shares outstanding at March 31, 2021 and
June 30, 2020

	144,200	144,100
Additional paid-in capital	10,040,600	8,608,300
Retained earnings	710,000	3,021,400
	10,894,800	11,773,800
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total shareholders’ equity	10,842,400	11,721,400

Total liabilities and shareholders’ equity	$13,900,300	$14,797,400

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended March 31,	For the Three Month Period Ended March 31,	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2021	2020	2021	2020

Revenues	$2,508,600	$2,136,200	$7,245,100	$6,234,500

Cost of revenues	1,145,700	1,037,000	3,419,400	2,978,900

Gross profit	1,362,900	1,099,200	3,825,700	3,255,600

Operating expenses:
General and administrative	1,385,600	509,700	2,441,700	1,458,100
Selling	1,386,100	344,900	2,658,900	880,300
Research and development	450,000	298,900	1,024,000	795,300
Termination costs	-	180,700	-	180,700

Total operating expenses	3,221,700	1,334,200	6,124,600	3,314,400

Loss from operations	(1,858,800)	(235,000)	(2,298,900)	(58,800)

Other income (expense):
Other income (expense), net	6,100	(42,200)	22,300	(40,100)
Interest income	22,500	300	71,400	10,000
Total other income (expense), net	28,600	(41,900)	93,700	(30,100)

Loss before income tax (benefit)	(1,830,200)	(276,900)	(2,205,200)	(88,900)

Income tax (benefit), deferred:	(378,200)	(45,500)	(472,300)	(15,000)

Net loss from continuing operations	(1,452,000)	(231,400)	(1,732,900)	(73,900)

Discontinued operations (Note 9):

Income (loss) from discontinued operations (including loss on disposal of $405,400), in 2021 period	16,400	(99,600)	(758,400)	(360,300)
Income tax (benefit), deferred	-	(16,400)	(179,900)	(67,000)

Net income (loss) from discontinued operations	16,400	(83,200)	(578,500)	(293,300)

Net loss	$(1,435,600)	$(314,600)	$(2,311,400)	$(367,200)

Basic and diluted income (loss) per common share

Continuing operations	$(.51)	$(.15)	$(.61)	$(.05)

Discontinued operations	$.01	$(.06)	$(.20)	$(.20)

Consolidated operations	$(.50)	$(.21)	$(.81)	$(.25)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders’
Fiscal Year 2021:	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance, July 1, 2020	2,881,065	$144,100	$8,608,300	$3,021,400	19,802	$52,400	$11,721,400

Net loss	-	-	-	(263,300)	-	-	(263,300)

Stock-based compensation	-	-	61,300	-	-	-	61,300

Balance, September 30, 2020	2,881,065	144,100	8,669,600	2,758,100	19,802	52,400	11,519,400

Net loss	-	-	-	(612,500)	-	-	(612,500)

Stock-based compensation	-	-	76,100	-	-	-	76,100

Balance, December 31, 2020	2,881,065	$144,100	$8,745,700	$2,145,600	19,802	$52,400	$10,983,000

Net loss	-	-	-	(1,435,600)	-	-	(1.435,600)

Stock-based compensation	-	-	1,292,000	-	-	-	1,292,000

Stock options exercised	1,000	100	2,900	-	-	-	3,000

Balance, March 31, 2021	2,882,065	$144,200	$10,040,600	$710,000	19,802	$52,400	$10,842,400

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders’
Fiscal Year 2020:	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance, July 1, 2019	1,513,914	$75,700	$2,592,700	$3,724,700	19,802	$52,400	$6,340,700

Net loss	-	-	-	(56,200)	-	-	(56,200)

Stock options exercised	2,000	100	6,900	-	-	-	7,000

Stock-based compensation	-	-	17,700	-	-	-	17,700

Balance, September 30, 2019	1,515,914	75,800	2,617,300	3,668,500	19,802	52,400	6,309,200

Net income	-	-	-	3,600	-	-	3,600

Stock options exercised	6,661	300	(300)	-	-	-	-

Stock-based compensation	-	-	17,700	-	-	-	17,700

Balance, December 31, 2019	1,522,575	$76,100	$2,634,700	$3,672,100	19,802	$52,400	$6,330,500

Net loss	-	-	-	(314,600)	-	-	(314,600)

Stock-based compensation	-		14,600	-	-	-	14,600

Balance, March 31, 2020	1,522,575	$76,100	$2,649,300	$3,357,500	19,802	$52,400	$6,030,500

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Month Period March 31,	For the Nine Month Period March 31,
	2021	2020
Operating activities:
Net loss	$(2,311,400)	$(367,200)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on sale of investments	(34,600)	(4,000)
Unrealized holding loss on investments	18,900	42,700
Depreciation and amortization	126,700	123,300
Deferred income taxes	(652,300)	(82,100)
Loss on disposal of subsidiary	405,400	-
Stock-based compensation	1,429,400	50,000
Gain on sale of fixed assets	-	(300)
Change in fair value of contingent consideration	(118,500)	60,000
Changes in operating assets and liabilities:
Trade accounts receivable	(758,500)	(210,000)
Inventories	(697,700)	(452,500)
Right - of- use assets	87,700	(867,400)
Income tax receivable	(1,500)	-
Prepaid and other current assets	57,400	9,500
Lease liabilities	(51,000)	933,300
Accounts payable	142,600	(117,100)
Contract liabilities	(20,000)	116,100
Bank overdraft	7,500	-
Accrued expenses	(222,600)	(38,100)

Total adjustments	(281,100)	(436,600)

Net cash used in operating activities	(2,592,500)	(803,800)

Investing activities:
Redemption of investment securities	1,631,000	53,600
Purchase of investment securities	(6,609,200)	(62,800)
Proceeds from sale of discontinued operations	440,000	-
Proceeds from sale of fixed assets	-	1,000
Capital expenditures	(183,700)	(38,100)
Purchase of other intangible assets	(41,200)	(20,000)

Net cash used in investing activities	(4,763,100)	(66,300)

Financing activities:
Payments of contingent consideration	(13,400)	-
Proceeds from Payroll Protection Program	433.800	-
Proceeds from stock options exercised	3,000	7,000

Net cash provided by financing activities	423,400	7,000

Net decrease in cash and cash equivalents	(6,932,200)	(863,100)

Cash and cash equivalents, beginning of year	7,559,700	1,602,500

Cash and cash equivalents, end of period	$627,500	$739,400

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$2,500	$40,900

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:
The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended June 30, 2020. The results for the three and nine months ended March 31, 2021 are not necessarily an indication of the results for the full fiscal year ending June 30, 2021.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Bioprocessing, Inc. (“SBI”) a Delaware corporation and wholly-owned subsidiary, and Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary (discontinued as of November 2020), and Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated.

COVID-19 Pandemic

The challenges posed by the COVID-19 pandemic on the global economy began to impact the Company’s operations at the end of the third quarter of the year ended June 30, 2020. At that time, the Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action as it pertains to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self -quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. However, if an employee becomes infected in the future, and the Company is forced to shut down for a period of time, it could have a short-term negative impact on operations. At the beginning of the pandemic, the Catalyst Research Instruments (“discontinued operation”) and Bioprocessing Systems Operations were shut down due to state mandates, however, the impact on operations was immaterial, and the Company was able to retain its employees without furloughs or layoffs, in part, due to the Company’s receipt of certain loan amounts under the Federal Government’s Paycheck Protection Program. The Company did not experience and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies that have the ability to pay. However, there were some delays in receiving some accounts receivable due for the discontinued operation due to customer shutdowns, and there was a material negative impact on the revenues of the discontinued operation. The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, supply chain, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

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

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Nature of Products and Services

We generate revenues from the following sources: (1) Benchtop Laboratory Equipment, and (2) Bioprocessing Systems.

The following table summarizes the Company’s disaggregation of revenues for the three and nine months ended March 31, 2021 and 2020.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Three Months Ended March 31, 2021:

Revenues	$2,365,700	$142,900	$2,508,600

Foreign Sales	942,200	102,600	1,044,800

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Three Months Ended March 31, 2020:

Revenues	$1,800,700	$335,500	$2,136,200

Foreign Sales	743,000	335,000	1,078,000

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Nine Months Ended March 31, 2021:

Revenues	$6,803,300	$441,800	$7,245,100

Foreign Sales	2,724,800	395,000	3,119,800

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Nine Months Ended March 31, 2020:

Revenues	$5,320,300	$914,200	$6,234,500

Foreign Sales	1,996,400	913,700	2,910,100

Benchtop Laboratory Equipment sales are comprised primarily of standard benchtop laboratory equipment from its stock sold to laboratory equipment distributors, or to end users primarily via e-commerce. The sales cycle from time of receipt of order to shipment varies from one day to up to a few weeks. Customers pay either by credit card (online sales) or net 30-90, depending on the customer. Once the item is shipped under the terms specified in the order, which is typically “FOB Factory”, other than a standard warranty, there are no obligations to the customer. The Company’s standard warranty is typically comprised of one to two years of parts and labor and is deemed immaterial.

Bioprocessing Systems’ revenues are primarily comprised of royalties earned by the Company, which are paid on a calendar year basis, under a licensing agreement from a single licensee and its sublicensees. The Company is obligated to pay 50% of all royalties it receives to the entity that licenses the intellectual property to the Company. During the year, the Company’s management uses its best judgement to estimate the royalty revenues earned during each fiscal period.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3. Segment Information and Concentrations

The Company views its operations as two segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”), and the design and marketing of bioprocessing systems and products and related royalty income (“Bioprocessing Systems Operations”).

Segment information is reported as follows:
	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2021:

Revenues	$2,365,700	$142,900	$-	$2,508,600

Foreign Sales	942,200	102,600	-	1,044,800

Income (Loss) From Operations	774,600	(1,722,200)	(911,200)	(1,858,800)

Assets	5,979,400	1,281,200	6,639,700	13,900,300

Long-Lived Asset Expenditures	18,600	92,100	-	110,700

Depreciation and Amortization	30,000	16,700	-	43,700

Approximately $124,600 included in Assets relates to discontinued operations.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2020:

Revenues	$1,800,700	$335,500	$-	$2,136,200

Foreign Sales	743,000	335,000	-	1,078,000

Income (Loss) From Operations	138,800	(193,100)	(180,700)	(235,000)

Assets	5,229,700	1,647,800	2,042,400	8,919,900

Long-Lived Asset Expenditures	4,900	11,700	-	16,600

Depreciation and Amortization	29,600	11,000	300	40,900

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Approximately $1,227,900 included in Assets relates to discontinued operations, and $300 in depreciation and amortization relates to discontinued operations.

Approximately 55% and 49% of total benchtop laboratory equipment sales (52% and 37% of total revenues) for the three months ended March 31, 2021 and 2020, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 20% and 24% of total benchtop laboratory equipment sales (19% and 18% of total revenues) were derived from the Torbal Scales Division for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, respectively, three customers accounted for approximately 26% and 16% of net sales of the Benchtop Laboratory Equipment Operations (25% and 12% of the Company’s total revenues).

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2021:

Revenues	$6,803,300	$441,800	$-	$7,245,100

Foreign Sales	2,724,800	395,000	-	3,119,800

Income (Loss) From Operations	1,727,000	(2,996,300)	(1,029,600)	(2,298,900)

Assets	5,979,400	1,281,200	6,639,700	13,900,300

Long-Lived Asset Expenditures	54,100	170,800	-	224,900

Depreciation and Amortization	79,700	46,500	500	126,700

Approximately $124,600 included in Assets relates to discontinued operations, and $500 in depreciation and amortization relates to discontinued operations.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2020:

Revenues	$5,320,300	$914,200	$-	$6,234,500

Foreign Sales	1,996,400	913,700	-	2,910,100

Income (Loss) From Operations	331,300	(209,400)	(180,700)	(58,800)

Assets	5,229,700	1,647,800	2,042,400	8,919,900

Long-Lived Asset Expenditures	26,800	31,300	-	58,100

Depreciation and Amortization	90,900	31,500	900	123,300

Approximately $1,227,900 included in Assets relates to discontinued operations, and $900 in depreciation and amortization relates to discontinued operations.

Approximately 51% and 45% of total benchtop laboratory equipment sales (47% and 36% of total revenues) for the nine months ended March 31, 2021 and 2020, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 23% and 27% of total benchtop laboratory equipment sales (21% and 21% of total revenues) were derived from the Torbal Scales Division for the nine months ended March 31, 2021 and 2020, respectively.

For the nine months ended March 31, 2021 and 2020, three customers accounted for approximately 23% and 17% of net sales of the Benchtop Laboratory Equipment Operations (21% and 13% of the Company’s total revenues), respectively.

  SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values of the contingent consideration obligations are based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market, therefore, the Company classifies this liability as Level 3 in the following tables.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2021 and June 30, 2020 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$627,500	$627,500	$-	$-
Investment securities	5,325,700	5,325,700	-	-

Total	$5,953,200	$5,953,200	-	$-

Liabilities:

Contingent consideration	$226,100	$-	$-	$226,100

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,559,700	$7,559,700	$-	$-
Investment securities	331,800	331,800	-	-

Total	$7,891,500	$7,891,500	$-	$-

Liabilities:

Contingent consideration	$358,000	$-	$-	$358,000

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments in marketable securities at March 31, 2021 and June 30, 2020 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At March 31, 2021:
Equity securities	$102,200	$148,100	$45,900
Mutual and bond funds	5,169,700	5,177,600	7,900

	$5,271,900	$5,325,700	$53,800

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2020:
Equity securities	$77,600	$101,900	$24,300
Mutual and bond funds	250,300	229,900	(20,400)

	$327,900	$331,800	$3,900

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

	March 31, 2021	June 30, 2020
Raw materials	$2,191,200	$1,726,400
Work-in-process	74,100	35,700
Finished goods	619,900	778,900

	$2,885,200	$2,541,000

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $257,300 at March 31, 2021 and June 30, 2020, all of which is expected to be deductible for tax purposes.

The components of other intangible assets are as follows:
	Useful Lives	Cost	Accumulated Amortization	Net
At March 31, 2021:
Technology, trademarks	5/10 yrs.	$364,700	$362,200	$2,500
Trade names	6 yrs.	140,000	140,000	-
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	120,000	94,400	25,600
Sublicense agreements	10 yrs.	294,000	275,600	18,400
Non-compete agreements	5 yrs.	282,000	282,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	287,800	212,800	75,000

		$1,808,500	$1,687,000	$121,500

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2020:
Technology, trademarks	5/10 yrs.	$364,700	$362,000	$2,700
Trade names	6 yrs.	140,000	140,000	-
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	120,000	84,400	35,600
Sublicense agreements	10 yrs.	294,000	253,600	40,400
Non-compete agreements	5 yrs.	282,000	282,000	-
IPR&D	3 yrs.	110,000	110,000	-
Other intangible assets	5 yrs.	246,600	196,600	50,000

		$1,767,300	$1,638,600	$128,700

Total amortization expense was $16,000 and $18,300 for the three months ended March 31, 2021 and 2020, respectively, and $48,500 and $57,600 for the nine months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, estimated future amortization expense related to intangible assets is $42,800 for the remainder of the fiscal year ending June 30, 2021, $32,100 for fiscal 2022, $20,400 for fiscal 2023, $18,000 for fiscal 2024 and $8,200 thereafter.

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

	For the Three Month Period Ended March 31, 2021	For the Three Month Period Ended March 31, 2020	For the Nine Month Period Ended March 31, 2021	For the Nine Month Period Ended March 31, 2020

Weighted average number of common shares outstanding	2,861,607	1,502,773	2,861,376	1,497,567
Effect of dilutive securities	-	-	-	-
Weighted average number of dilutive common shares outstanding	2,861,607	1,502,773	2,861,376	1,497,567

Basic and diluted earnings (loss) per common share

Continuing operations	$(.51)	$(.15)	$(.61)	$(.05)
Discontinued operations	$.01	$(.06)	$(.20)	$(.20)
Consolidated operations	$(.50)	$(.21)	$(.81)	$(.25)

Approximately 259,357 shares and 1,349,850 of the Company’s common stock issuable upon the exercise of options and warrants, respectively, were excluded from the calculation for the three and nine months ended March 31, 2021, because the effect would be anti-dilutive due to the loss for the periods. Approximately, 51,629 shares of the Company’s common stock issuable upon the exercise of the outstanding options were excluded from the calculation for three and nine months ended March 31, 2020 because they were anti-dilutive.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Leases

The Company recognizes all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term.

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) through January 2025, a facility in Pittsburgh, Pennsylvania for its Bioprocessing Systems Operations through May 2023, and a sales and administration office in Orangeburg, New York for the Torbal Division of its Benchtop Laboratory Equipment Operations through October 2022. The Company had a lease for its Catalyst Research Instruments Operations which terminated in November 2020 and the facility was shut down at the end of December 2020 following the sale of that business segment on November 30, 2020. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities. Any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

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

The Company elected available practical expedients for existing or expired contracts of lessees whereby the Company is not required to reassess whether such contracts contain leases, the lease classification or the initial direct costs. The Company is not utilizing the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of its ROU assets. The Company utilized the transition method allowing entities to only apply the new lease standard in the year of adoption.

As of March 31, 2021, the weighted-average remaining lease term for operating lease liabilities was approximately 2.7 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were $64,000 and $218,700 for the three- and nine- month periods ended March 31, 2021 of which $59,900 and $211,100, respectively, were recorded as lease expense.

The Company’s approximate future minimum rental payments under all leases existing at March 31, 2021 through February 2025 are as follows:

Fiscal year ending June 30,	Amount
Remainder of 2021	$64,000
2022	260,300
2023	245,300
2024	195,900
2025	91,600
Total future minimum payments	$857,100
Less: Imputed interest	71,500

Total Present Value of Operating Lease Liabilities	$785,600

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Discontinued Operations

Effective November 30, 2020, the Company, as part of its strategic shift to becoming a life sciences tool provider, sold its Catalyst Research Instruments Operations reporting segment through the sale by Altamira of substantially all of its assets, which comprised of fixed assets, and inventory to Beijing JWGB Sci. & Tech. Co. Ltd., a corporation formed under the laws of the People’s Republic of China (“JWGB”) for $440,000 payable in cash through January 2021, resulting in a $405,400 pre-tax loss. In order to preserve business continuity for the buyer, Altamira agreed to purchase certain components on behalf of JWGB for which JWGB agreed to reimburse Altamira. At March 31, 2021, JWGB paid the full $440,000 purchase price and $28,500 for component purchases made on its behalf. The Company retained all its receivables and payables related to sales made prior to November 30, 2020, certain inventory related to two work-in-process orders which will be shipped by the end of the fiscal year ending June 30, 2021, product warranty and other miscellaneous liabilities related to certain employee benefits, and expenses related to the closure of the Altamira facility, which was substantially completed at the end of December 2020.

As a result of the disposal described above, the operating results of the former Catalyst Research Instruments Operations segment have been presented as discontinued operations in the balance sheets, the statements of operations, and the statements of cash flows, as detailed below.

Assets:	March 31, 2021	June 30, 2020
Cash	$12,100	-
Accounts receivable	109,300	-
Inventories	3,200	$343,700
Property and equipment, net	-	1,400
Goodwill	-	447,900

Discontinued operations	$124,600	$793,000

Liabilities:	March 31, 2021	June 30, 2020
Accounts payable	$2,900	$20,100
Accrued expenses and taxes	45,000	120,700
Contract liabilities	16,500	69,000
Operating lease liabilities, current portion	-	31,100

	$64,400	$240,900

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenues	$107,800	$241,800	$387,700	$420,000
Cost of goods sold	78,800	237,700	458,500	500,300
Gross profit	29,900	4,100	(70,800)	(80,300)
Selling, general and administrative expenses	12,600	103,700	282,200	280,000
Income (loss from operations)	16,400	(99,600)	(353,000)	(360,300)
Loss on disposal	-	-	(405,400)	-
Income (loss) before income tax benefit	16,400	(99,600)	(758,400)	(360,300)
Income tax benefit, all deferred	-	(16,400)	(179,900)	(67,000)
Net income (loss) attributable to discontinued operations	$16,400	$(83,200)	$(578,500)	$(293,300)

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash (used) and provided by operating activities from discontinued operations for the nine months ended March 31, 2021 and March 31, 2020 was ($502,900) and $17,900, respectively. Cash provided by investing activities from discontinued operations for the nine months ended March 31, 2021 was $440,000 and none for the nine months ended March 31, 2020. There was no cash provided or used by the discontinued operations for financing activities for both the current and prior year periods.

10. Payroll Protection Program Loans

The Company has two Payroll Protection Program (“PPP”) loans outstanding which are comprised of $563,800 received in April 2020 and $433,800 received in March 2021 through its bank. The loans each bear interest at 1% per annum and mature in April 2022 and March 2026, respectively, and contain no collateral or guarantee requirements. The Company expects to apply and receive forgiveness for both loans.

11. Equity

At the 2020 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s Common stock by 3,000,000 shares from 7,000,000 to 10,000,000 shares, which is reflected as of March 31, 2021.

In addition, the stockholders also approved an amendment to the Company’s 2012 Stock Option Plan (“Plan”) to increase the number of shares under the Plan by 943,000 shares, from 307,000 to 1,250,000 shares, which, together with 150,000 shares that were added to the Plan in 2020, the Company registered on a Form S-8 Registration Statement with the Securities and Exchange Commission on March 15, 2021. The Company’s Board of Directors authorized and approved the grant of Stock Options in June 2020 and July 2020 to three key officers, subject to availability of option shares. In February 2021, upon availability, the Company issued these stock options to the Company’s Chairman of the Board, its Chief Executive Officer and President, and the Chief Commercial Officer of the Company’s Bioprocessing Systems Operations, which resulted in total stock-based compensation of $1,292,000 and $1,429,400 for the three and nine months ended March 31, 2021, which also included expense for other optionees.

12. Subsequent Events

 On April 29 2021, the Company received proceeds of approximately $7,580,500 from the sale of its securities to private investors upon the issuance of 1,595,880 shares of the Company’s Common Stock at an offering price of $4.75 per share which included warrants to purchase up to 797,940 shares of the Company’s Common Stock at $9.50 per share.

These warrants are exercisable immediately and expire five years from date of issuance.

Using the proceeds received, the Company, through its newly organized wholly owned subsidiary Scientific Bioprocessing Holdings, Inc., purchased 100% of the capital stock in aquila biolabs, GmbH (“Aquila”), a German bioprocessing company, for approximately $7,880,000.  This acquisition was completed so both Aquila and SBI can create synergies in product development and sales opportunities for all products in the United States, Europe and other parts of the world.  Concurrent with the acquisition, the Company entered into employment agreements with the four managing directors of Aquila. The Company has not completed any other items required to be disclosed as more time is needed in order to complete all of the necessary calculations.  In addition, certain disclosures of revenues and earnings of Aquila since the acquisition are impracticable as they are minimal to the Company as a whole.

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

Overview.

The Company reflected a loss from continuing operations before income tax benefit of $1,830,200 and $2,205,200 for the three and nine months ended March 31, 2021 compared to a loss of $276,900 and $88,900 for the three and nine months ended March 31, 2020, primarily due to increased operating expenses incurred by the Company’s Bioprocessing Systems Operations, stock options expense amounting to $1,292,000 and $1,429,400 for the three and nine months ended March 31, 2021 compared to $14,600 and $50,000 for the three and nine months ended March 31 2020, and expenses related to mergers and acquisitions (“M&A”) activities. The results reflected the Company’s continued expansion of its Bioprocessing Systems Operations with increased personnel and expenditures for product development, sales, and marketing activities, and M&A activity, partially offset by the profits generated by increased sales of the Benchtop Laboratory Equipment Operations.

The Company’s results for the nine months ended March 31, 2021, reflect discontinued operations of the Catalyst Research Instruments Operations due to the sale of substantially all its assets at an approximate $405,400 loss at the end of the second quarter, which is reflected in Income (loss) from discontinued operations of $758,400, compared to an operating loss from discontinued operations of $360,300 for the nine months ended March 31, 2020. Income from discontinued operations for the three months ended March 31, 2021 was $16,400 compared to a loss of $99,600 for the three months ended March 31, 2020, primarily due to a product sale that was delivered to a customer in March 2021 after the sale.

Results of Operations

The Three Months Ended March 31, 2021 Compared With The Three Months Ended March 31, 2020

Net revenues for the three months ended March 31, 2021 increased $372,400 (17.4%) to $2,508,600 from $2,136,200 for the three months ended March 31, 2020, reflecting an increase of $565,000 in sales of benchtop laboratory equipment, partially offset by decreased earned royalties of $193,600 by the Bioprocessing Systems Operations. The Company’s benchtop laboratory equipment sales reflected $466,200 and $430,400 of Torbal brand product gross sales for the three months ended March 31, 2021 and 2020, respectively.

The overall gross profit percentage for the three months ended March 31, 2021 was 54.3% compared to 51.5% for the three months ended March 31, 2020, reflecting increased margins for the Benchtop Laboratory Equipment Operations due to increased sales. The gross profit for the Bioprocessing Systems Operations was positively impacted by the recording of an amount related to expected lower future contingent consideration payments resulting from expected lower future royalties.

General and administrative expenses for the three months ended March 31, 2021 increased by $875,900 (171.8%) to $1,385,600 compared to $509,700 for the three months ended March 31, 2020, due to the expansion of the Scientific Bioprocessing Systems Operations, stock options expense, and expenses related to M&A activities.

Selling expenses for the three months ended March 31, 2021 increased $1,041,200 (301.9%) to $1,386,100 from $344,900 for the three months ended March 31, 2020, due to increased sales and marketing costs related to personnel (including stock options expense), websites, market research, and advertising expenses incurred by the Bioprocessing Systems Operations, and to a lesser extent increased online marketing for the Benchtop Laboratory Equipment Operations’ Torbal pill counter product line.

Research and development expenses increased by $151,100 (50.6%) to $450,000 for the three months ended March 31, 2021 compared to $298,900 for the three months ended March 31, 2020, primarily due to the ramp up in product development activities by the Bioprocessing Systems Operations which included staffing, facilities, and materials and to new product development costs related to the Benchtop Laboratory Equipment Operations.

In the three months ended March 31, 2020, the Company reflected a non-recurring charge of termination costs for the severance pay and related payroll costs, pertaining to the early termination in February 2020 of the Company's Vice President of Corporate Strategy and Vice President of Sales for the Company's wholly-owned subsidiary, Altamira Instruments, Inc. which was sold at the end of the second quarter.

Total other income (expense), net was $28,600 for the three months ended March 31, 2021 compared to ($41,900) for the three months ended March 31, 2020, primarily due to increased interest and dividend income generated from investment securities, and holding losses on investments in the prior year period.

The Company reflected an income tax benefit related to continuing operations of $378,200 for the three months ended March 31, 2021 compared to $45,500 for the three months ended March 31, 2020 due to the increased loss for the period.

The Company reflected income from discontinued operations of $16,400 for the three months ended March 31, 2021, compared to a $99,600 loss for the three months ended March 31, 2020, primarily due to revenue generated post-sale of substantially all the assets of Altamira Instruments, Inc.

The Company reflected no income tax expense or benefit for the three months ended March 31, 2021 and an income tax benefit related to discontinued operations of $16,400 for the three months ended March 31, 2020 due to the loss during the prior year period.

The net income from discontinued operations was $16,400 for the three months ended March 31, 2021 compared to net loss of $83,200 for the three months ended March 31, 2020, primarily due to revenue generated post-sale of substantially all the assets of Altamira Instruments, Inc.

As a result of the foregoing, the Company recorded a net loss of $1,435,600 for the three months ended March 31, 2021 compared to a net loss of $314,600 for the three months ended March 31, 2020.

The Nine Months Ended March 31, 2021 Compared With The Nine Months Ended March 31, 2020

Net revenues for the nine months ended March 31, 2021 increased $1,010,600 (16.2%) to $7,245,100 from $6,234,500 for the nine months ended March 31, 2020, reflecting a $1,483,000 increase in net sales of benchtop laboratory equipment, and a decrease of $632,800 in earned royalties by the Bioprocessing Systems Operations due to terminated patents. The Benchtop Laboratory Equipment sales reflected $1,560,700 of Torbal brand gross product sales for the nine months ended March 31, 2021, compared to $1,428,900 in the nine months ended March 31, 2020.

The overall gross profit percentage for the nine months ended March 31, 2021 was 52.8% and 52.2% for the nine months ended March 31, 2020, which reflected a higher gross profit margin percentage for the Benchtop Laboratory Equipment Operations due to fixed overhead on increased sales.

General and administrative expenses for the nine months ended March 31, 2021 increased $983,600 (67.5%) to $2,441,700 from $1,458,100 for the nine months ended March 31, 2020, due to the expansion of the Scientific Bioprocessing Systems Operations, stock options expense, and expenses related to M&A activities.

Selling expenses for the nine months ended March 31, 2021 increased $1,778,600 (202.0%) to $2,658,900 from $880,300 for the nine months ended March 31, 2020, due to increased sales and marketing costs related to personnel (including stock options expense), websites, market research, and advertising expenses incurred by the Bioprocessing Systems Operations, and to a lesser extent increased online marketing for the Benchtop Laboratory Equipment Operations’ Torbal pill counter product line.

Research and development expenses increased by $228,700 (28.8%) to $1,024,000 for the nine months ended March 31, 2021 compared to $795,300 for the nine months ended March 31, 2020, primarily due to the ramp up in product development activities by the Bioprocessing Systems Operations which included staffing, facilities, and materials and to new product development costs related to the Benchtop Laboratory Equipment Operations.

In the nine months ended March 31, 2020, the Company reflected a non-recurring charge of termination costs for the severance pay and related payroll costs, pertaining to the early termination in February 2020 of the Company's Vice President of Corporate Strategy and Vice President of Sales for the Company's wholly-owned subsidiary, Altamira Instruments, Inc. which was sold at the end of the second quarter.

Total other income (expense), net was $93,700 for the nine months ended March 31, 2021 compared to ($30,100) for the nine months ended March 31, 2020, primarily due to increased interest and dividend income generated from investment securities, and holding losses on investments in the prior year period.

The Company reflected an income tax benefit related to continuing operations of $472,300 for the nine months ended March 31, 2021 compared to $15,000 for the nine months ended March 31, 2020 due to the increased loss for the current year period.

The Company reflected a loss from discontinued operations of $758,400 for the nine months ended March 31, 2021, compared to $360,300 for the nine months ended March 31, 2020, due to the loss on disposal in the current year period.

The Company reflected an income tax benefit related to discontinued operations of $179,900 for the nine months ended March 31, 2021 compared to $67,000 for the nine months ended March 31, 2020 due to the increased loss during the current year period.

The net loss from discontinued operations was $578,500 for the nine months ended March 31, 2021 compared to $293,300 for the nine months ended March 31, 2020, primarily due to the loss on disposal during the current year period.

As a result of the foregoing, the Company recorded a net loss of $2,311,400 for the nine months ended March 31, 2021 compared to a net loss of $367,200 for the nine months ended March 31, 2020.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $6,932,200 to $627,500 as of March 31, 2021 from $7,559,700 as of June 30, 2020, primarily due to converting cash on-hand to short term liquid investment securities and the loss for the period.

Net cash used in operating activities was $2,592,500 for the nine months ended March 31, 2021 compared to net cash used of $803,800 during the nine months ended March 31, 2020, primarily due to the increased loss for the period. Net cash used in investing activities was $4,763,100 for the nine months ended March 31, 2021 compared to $66,300 used during the nine months ended March 31, 2020, principally due to net purchases of investments, and to a lesser extent new capital equipment purchases by the Bioprocessing Systems Operations during the current period, partially offset by the cash received from the sale of the subsidiary. Net cash provided by financing activities was $423,400 for the nine months ended March 31, 2021, due to a Payroll Protection Program loan received by the Federal Government, compared to $7,000 provided during the nine months ended March 31, 2020 from cash proceeds related to the exercises of stock options.

The Company's working capital decreased by $1,222,600 to $9,325,900 as of March 31, 2021 compared to $10,548,500, as of June 30, 2020 mainly due to the loss during the period.

The Company has a Demand Line of Credit through December 2021 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, 3.25% currently. Advances on the line, are secured by a pledge of the Company’s assets including inventory, accounts, chattel paper, equipment and general intangibles of the Company. As of March 31, 2021, no borrowings were outstanding under such line.

Management believes that the Company will be able to meet its cash flow needs during the 12 months ending March 31, 2022 from its available financial resources including, its cash and investment securities, operations and the line of credit.

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

Date: May 17, 2021	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Treasurer Chief Financial and Principal Accounting Officer