Form 10-K
period 2021-06-30
SCIENTIFIC INDUSTRIES INC
filed 2021-10-14
CIK 87802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Title of Class
Common stock, $.05 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ☐Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of October 8, 2021 is $20,813,900.

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of October 8, 2021 is 6,458,143 shares.

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

PART I

Item 1. Business.

General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (which along with its subsidiaries, the “Company”) is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment (“Benchtop Laboratory Equipment”), and through its wholly-owned subsidiary, Scientific Bioprocessing Holdings, Inc. (“SBHI”), the licensing, design, manufacture, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). SBHI has two wholly-owned subsidiaries – Scientific Bioprocessing, Inc., a Delaware corporation (“SBI”) and aquila biolabs GmbH (“Aquila”), a German corporation. The Company’s products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, and other industries performing laboratory-scale research. Until November 30, 2020, the Company was also engaged in the design, manufacture and marketing of customized catalyst research instruments through its wholly-owned subsidiary, Altamira Instruments, Inc, a Delaware corporation (“Altamira”). On November 30, 2020, the Company sold significantly all of Altamira’s assets and Altamira’s operations were discontinued.

Operating Segments. The Company views its operations as two segments: the manufacture and marketing of standard Benchtop Laboratory Equipment which includes various types of equipment used for research and sample preparation in university, pharmacy and industrial laboratories sold primarily through laboratory equipment distributors and online; and the development, manufacture, and sublicensing of bioprocessing products. For certain financial information regarding the Company’s operating segments, see Note 2 to the consolidated financial statements included under Item 8.

Products.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold under the “Genie ™” brand, and pharmacy and laboratory balances and scales, force gauges, and moisture analyzers under the “Torbal®” brand. Sales of the Company’s principal product, the Vortex-Genie® 2 Mixer, excluding accessories, represented approximately 47% and 39% of the Company’s total net revenues for each of the fiscal years ended June 30, 2021 (“fiscal 2021”) and June 30, 2020 (“fiscal 2020”) respectively,and 51% and 45% of the segment’s sales for fiscal 2021 and fiscal 2020, respectively.

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

The Company’s line of magnetic stirrers includes a patented high/low programmable magnetic stirrer, a four-place high/low programmable magnetic stirrer, a large volume magnetic stirrer, and a four-place general purpose stirrer.

The Company’s Torbal brand line of products includes pharmacy, laboratory, and industrial digital scales, mechanical balances, moisture analyzers, mechanical and automated pill counters, and force gauges and test stands.

Bioprocessing Systems. The Company, through SBHI, sublicenses certain patents and technology it holds relating to bioprocessing products exclusively under a license with the University of Maryland, Baltimore County (“UMBC”), for which it receives royalties for patents expiring in August 2021 and December 2023. SBHI through its two wholly-owned subsidiaries, SBI and Aquila, is also engaged in the design, development, manufacture and marketing of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics. Products offered for sale include the Cell Growth Quantifier (“CGQ”) for Biomass monitoring in shake flasks, the Liquid Injection System (“LIS”) for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring.

Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its internal engineering capabilities in areas such as industrial and electronics design.

Major Customers. Sales to three customers, principally of the Vortex-Genie 2 Mixer, represented 21% and 11% of total net revenues for fiscal 2021 and fiscal 2020, respectively, and 23% and 13% of Benchtop Laboratory Equipment product sales, for fiscal 2021 and fiscal 2020, respectively.

Marketing.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products sold under the “Genie” brand are generally distributed and marketed through an established network of domestic and overseas laboratory equipment distributors who sell the Company’s products through websites, printed catalogs and sales force.

The Company’s “Torbal” brand products are primarily marketed and sold online, and primarily on a direct basis, with only a few distributors. The Company’s VIVID automated pill counter is sold through two exclusive distributors in North America. The Company markets its products through trade publication advertising, brochures and catalogs, the Company’s website, one sales manager in the U.S., a consultant in Europe and, when practicable, attendance at industry trade shows.

In general, due to the reliance on sales through distribution, it takes two to three years for a new Genie brand Benchtop Laboratory Equipment product to begin generating meaningful sales.

Bioprocessing Systems. The Company’s Bioprocessing Systems products are marketed under a newly created marketing category “Digitally Simplified Bioprocessing” through a direct sales force consisting of ten sales professionals and application scientists plus one distributor.  Sales are supported via marketing through websites, content creation, application notes, mailings, trade shows, online marketing campaigns, and membership in various public/private research partnerships.

Assembly and Production. The Company has facilities in Bohemia, New York and Orangeburg, New York where is conducts its Benchtop Laboratory Equipment operations. The Company also has an operating facility in Pittsburgh, Pennsylvania where it conducts sales, marketing, shipping, and administrative functions; and, beginning on April 29, 2021, as a result of the Company’s acquisition of Aquila, the Company operates a facility in Baesweiller, Germany where it conducts product development, manufacturing, sales, marketing and administration. The Company’s production operations principally involve assembly of components supplied by various domestic and international independent suppliers.

Patents, Trademarks and Licenses.

The Company holds several patents relating to its benchtop laboratory products which include a United States patent expiring in November 2022 on the MagStir Genie® and on the MultiMagStir Genie®, another patent that relates to its Vortex-Genie Pulse expiring in January 2036, and a patent relating to Torbal’s VIVID® automated pill counter which expires in March 2039.

Two patents held by the Company relating to Bioprocessing Systems, for a biocompatible bag with integral sensors, expire in January 2029. Another patent on an apparatus for detecting PH and dissolved oxygen will expire in 2036. The Company has several patent applications pending with the US Patent and Trademark Office (the “USPTO”), most of which relate to bioprocessing technology.

Aquila holds two US patents relating to bioprocessing which will expire in January 2035 and February 2038, respectively. In addition, Aquila holds several European and German patents and Patent Cooperation Treaty (the “PCT”) patents, and has several other patent applications pending in the United States, Europe, and under the PCT.

The Company does not anticipate any material adverse effect on its operations following the expiration of any of its patents.

The Company has various proprietary trademarks, including aquila biolabs (in Germany), Bead Genie®, BioGenie ®, Cellphase®, Cellstation®, Disruptor Beads™, Disruptor Genie®, Enviro-Genie®, Genie™, Genie Temp-Shaker™, ID.Developer’s Kit™, Incubator Genie™, MagStir Genie®, MegaMag Genie®, MicroPlate Genie®, MultiMagStir Genie®, Multi-MicroPlate Genie®, Orbital Genie®, QuadMag Genie®, Rotator Genie®, SBI®, Roto-Shake Genie®, Torbal®, TurboMix™, VIVID®, and Vortex-Genie®, each of which it considers important to the success of the related product. The Company also has several trademark applications pending with the USPTO. No representation can be made that any application will be granted or as to the protection that any existing or future trademark may provide.

The Company has an exclusive license from UMBC with respect to rights and know-how under a United States patent held by UMBC related to disposable sensor technology, which the Company further sublicenses on an exclusive basis to a German company, and non-exclusive rights held by the Company as it relates to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters. Net total license fees paid or owed to the Company under this license for fiscal 2021 and fiscal 2020 amounted to $560,000 and $1,286,800, respectively. This patent and the related license expire in December 2023.

Foreign Sales. The Company’s sales to overseas customers, principally in Asia and Europe, accounted for approximately 43% and 46% of the Company’s net revenues for fiscal 2021 and 2020, respectively. Payments are in United States dollars and are therefore not subject to risks of currency fluctuation, foreign duties and customs.

Seasonality. The Company does not consider its business to be seasonal.

Backlog The backlog for Benchtop Laboratory Equipment products is not a significant factor because this line of products is comprised of standard catalog items requiring lead times which usually are not longer than two weeks. There is no backlog for Bioprocessing Systems.

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

The Company's major competitors for its Genie brand Benchtop Laboratory Equipment are Henry Troemner, Inc. (a private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), IKA-Werke GmbH & Co. KG, a German company, Benchmark Scientific, Inc., (a United States importer of China-produced products), and Heidolph Instruments GmbH, a German company. The Company’s main competitors for its Torbal brand products are Ohaus Corporation, an American company, A&D Company Ltd., a Japanese company, Adam Equipment Co., Ltd., a British company, and Avery Weigh-Tronix, an American company.

The potential major competitors for the Company’s Bioprocessing Systems are Applikon Biotechnology, B.V. (Netherlands), PreSens GmbH (Germany), Eppendorf AG GmbH (Germany), and PyroScience (Germany).

Research and Development. The Company incurred research and development expenses, the majority of which related to its Bioprocessing Systems operations, of $1,623,800 during fiscal 2021 compared to $1,139,700 during fiscal 2020. The Company expects that research and development expenditures in the fiscal year ending June 30, 2022 will continue to increase due to increased product development efforts for Bioprocessing Systems.

Government and Environmental Regulation. The Company’s products and claims with respect thereto have not required approval of the Food and Drug Administration or any other governmental authority. The Company's manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed, if adopted, federal, state, and local regulations to protect the environment, establish occupational safety and health standards and cover other matters. The Company believes that its operations are in compliance with existing laws and regulations and the cost to comply is not significant to the Company.

Employees. As of September 24, 2021, the Company employed 59 persons (28 for the Benchtop Laboratory Equipment operations, and 31 for the Bioprocessing Systems operations, of which 19 were located in Germany) of whom 55 were full-time, including its executive officers. The Company augments its internal staff with outside consultants as deemed necessary. None of the Company's employees are represented by any union.

Available Information. The Company’s Annual Report to Stockholders for fiscal 2021, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company’s proxy material and solicitation as it relates to the Company’s 2021 Annual Meeting of Stockholders. All the Company’s reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”), including amendments to such reports, are available on the SEC’s website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company’s public filings can be accessed through the Company’s website at https://www.scientificindustries.com/sec-filings.

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

Dependence on Major Customers

Although the Company does not depend on any one single major customer, sales to the top three Benchtop Laboratory Equipment operations customers accounted for a combined aggregate of 23% and 13% of the segment’s total sales for each of fiscal 2021 and 2020 (21% and 11% of its total net revenues for fiscal 2021 and 2020, respectively).

No representation can be made that the Company will be successful in retaining any of these customers, or not suffer a material reduction in sales, either of which could have an adverse effect on future operating results of the Company.

One Benchtop Laboratory Equipment Product Accounts for a Substantial Portion of Revenues

The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 51% and 45% of Benchtop Laboratory Equipment sales, for fiscal 2021 and fiscal 2020 (47% and 39% of total net revenues for fiscal 2021 and fiscal 2020, respectively).

The Company is a Small Participant in Each of the Industries in Which It Operates

The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer has been widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($9,043,600 for fiscal 2021 and $6,783,600 for fiscal 2020) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete with on price. The Torbal line of products is also a small market participant in its industry with significant competition from well-known brands.

The Company’s Bioprocessing Systems operations is a participant in the laboratory-scale sector of the larger bioprocessing products industry, which is dominated by several companies that are significantly larger, and the operation is still in its start-up phase of operations. In the fourth quarter of fiscal 2021, the Company consummated its acquisition of Aquila to accelerate the Bioprocessing Operations, however there is no assurance that the Company will be successful in integrating Aquila into its Bioprocessing Operations or that it will be successful in competing with its larger competitors.

The Company’s Ability to Grow and Compete Effectively Depends In Part on Its Ability to Develop and Effectively Market New Products

The Company continuously invests in the development and marketing of new Benchtop Laboratory Equipment products with a view to increase revenues and reduce the Company’s dependence on the Vortex-Genie 2 Mixer, including the Torbal line of products. However, gross revenues derived from non-Vortex-Genie Benchtop Laboratory Equipment products including Torbal products only amounted to $4,419,100 (49% of the segment’s sales and 45% of total revenues) for fiscal 2021; and $3,712,800 (55% of the segment’s sales and 48% of total revenues) for fiscal 2020. The segment’s ability to compete will depend upon the Company’s success in continuing to develop and market new laboratory equipment as to which no assurance can be given.

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

The success of the Company’s Bioprocessing Systems operations will depend heavily on its ability to successfully develop, produce, and market new products. Commencing in the last quarter of fiscal year ended June 30, 2019, the Company began to commit substantial resources to its Bioprocessing Systems operations in the form of employees, materials, supplies, marketing, and facilities to accelerate its product development efforts and marketing activities. Bioprocessing products are of a complex nature in an industry that the Company has not traditionally operated in and have taken much longer to develop than previously anticipated. In addition, they will be subject to beta testing by end users, which could result in design and/or production changes which could further delay development time. On April 29, 2021, the Company acquired Aquila in an effort to further accelerate product development of its bioprocessing products. The Company is incurring substantial product development costs related to its Bioprocessing Operations.

No assurance can be given that the Company will be successful with its new product development or that its sales and marketing programs will be sufficient to develop additional commercially feasible products which will be accepted by the marketplace, or that any distributor will include or retain any such products in its catalogs and websites.

Integration — The Company May Face Challenges with Integrating Acquisitions and Achieving the Financial and Other Results Anticipated at the Time of Acquisition

The Company may face challenges integrating its recent acquisition of Aquila or future acquisitions with its existing operations. These challenges could include difficulty in integrating or consolidating business processes and systems and challenges with integrating the business cultures, especially since Aquila is located in Germany. In addition, the process of integrating operations could result in an interruption of normal business operations.

Exchange Rates — The Company is Exposed to Foreign Exchange Rate Risk

Substantially all of the Company’s sales are in US dollars. As a result of the acquisition of Aquila, the Company is now subject to foreign exchange rate risk, both transactional and translational, which may negatively affect our financial performance. Transactional foreign exchange exposures result from exchange rate fluctuations, including in respect of the U.S. dollar and the Euro. Translational foreign exchange exposures result from exchange rate fluctuations in the conversion of the entity’s functional currency to U.S. dollars, consistent with the Company’s reporting currency, and may affect the reported value of the Company’s assets and liabilities and its income and expenses. In particular, the Company’s translational exposure may be impacted by movements in the exchange rate between the Euro against the U.S. dollar.

The Company May Be Subject to General Economic, Political and Social Factors

Orders for the Company’s products depend in part, on the customer’s ability to secure funds to finance purchases, especially government funding for research activities. Availability of funds can be affected by budgetary constraints. Factors including a general economic recession, a European crisis, slowdown in Asian economies, or a major terrorist attack may have a negative impact on the availability of funding including government or academic grants to potential customers. Please also see the separate COVID-19 pandemic related discussion in this “Risk Factors” section below.

As discussed in Item 1, sales to overseas customers, including sales in China, account for approximately 43% of the Company’s net revenues. The high value of the U.S. dollar relative to foreign currencies can have a negative impact on sales because the Company’s products, which are paid in U.S. dollars, become more expensive to overseas customers.

The ongoing tariffs have not had a material impact on the Company, other than slightly higher component costs which the Company has been able to manage through alternative sources and passing on some of the increases through price increases. The current situation with inflationary pressures and higher transportation costs is resulting in significantly higher costs for some of the Company’s components. Continuation of tariffs and/or increased trade tensions and inflationary pressures could have a negative effect on the Company’s future gross margins, if the Company is unable to pass such cost increases to its customers.

The Company Has Been Adversely Affected and Could Be Materially Adversely Impacted in the Future by the COVID-19 pandemic

The challenges posed by the COVID-19 pandemic on the global economy began to take effect and impact the Company’s operations at the end of the third quarter of the year ended June 30, 2020. At that time, the Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action as it pertains to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self-quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. The Bioprocessing Systems Operations’ SBI facility was shut down temporarily due to state mandates, however, the impact on operations was immaterial, and the Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’ receipt of two loans under the Federal Government’s Paycheck Protection Program (“PPP”). The Company received $563,800 and $433,800 in April 2020 and March 2021, respectively, under this program administered by the U.S. Small Business Administration through its bank. The first loan was forgiven in June 2021 except for $32,700 which was repaid. The remaining loan bears interest at 1% per annum and matures in March 2026 and contains no collateral or guarantee requirements. The Company expects to apply and receive forgiveness for the majority of the second loan. The Bioprocessing Systems Operations’ German operation, which was acquired on April 29, 2021, was negatively impacted in its ability to secure new orders because Aquila had historically relied on face-to-face meetings at trade shows for its sales opportunities. While it has participated in virtual trade shows, management believes that certain sales opportunities are lost as a result. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies which have benefitted from the Pandemic due to the nature of the products and have the ability to pay. However, there is a delay in the receipt of a receivable related to the Company’s discontinued operations due to the delay to complete the related installation as a result of the pandemic. The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. The Company is currently experiencing some delays from its supply chain which is having an impact on delayed delivery of some products, however this is deemed temporary and does not affect the Company’s major product – the Vortex-Genie 2. In addition, due to the travel restrictions imposed by the United States and other governments worldwide, Company personnel may be restricted from traveling to conduct its operations including site visits, customer visits and installations, vendor facility visits, and other sales and marketing related travel that can negatively impact the Company.

The Company is Heavily Dependent on Outside Suppliers for the Components of Its Products

The Company purchases all its components from outside suppliers and relies on a few suppliers for some components, mostly due to cost considerations. Most of the Company’s suppliers, including its U.S. vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country, such as current and potential future tariffs, and the COVID-19 pandemic. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier. The Company is currently experiencing some delays in delivery of electronic components due to shortages of underlying raw materials, however these shortages pertain to low volume Benchtop Laboratory Equipment products and to the Company’s knowledge are not expected to have a material impact on the Company’s revenues. The Company also seeks to mitigate the effect of the tariffs on its component costs through supplier negotiations, however, alternate suppliers are not always feasible for various reasons including complexity and cost of toolings. A shortage of components beyond what it is currently experiencing or vendor inability to deliver due to shipping and cargo issues could halt production and have a material negative effect on the Company’s operations.

The Company’s Ability to Compete Depends in Part on Its Ability To Secure and Maintain Proprietary Rights to its Products

The Company has no patent protection for its principal Benchtop Laboratory Equipment product, the Vortex-Genie 2 Mixer, or the Torbal products other than the VIVID pill counter, and it has limited patent protection on a few other Benchtop Laboratory Equipment products. There are several competitive products available in the marketplace possessing similar technical specifications and design.

The Company’s patents related to its Bioprocessing Systems Operations pertaining to non-invasive sensor technology, which it licenses from University of Maryland Baltimore County, expired in August 2021 and December 2023, and as a result, the Company expects a material reduction in license fees during calendar year 2021 and none past December 2023. The Company has some patent protection on certain of its products under development and other applications pending.

The Company’s Bioprocessing Operations through its newly acquired Aquila division holds several patents primarily in Germany and across Europe related to its products and underlying technology, and has several patent applications pending in Germany, the European Union, and the United States of America.

There can be no assurance that any patent issued, licensed or sublicensed to the Company provides or will provide the Company with competitive advantages or will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar products or design around the Company’s patents. Any of the foregoing activities could have a material adverse effect on the Company. Moreover, enforcement by the Company of its patent or license rights may require substantial litigation costs.

The Company Has Limited Management Resources

The loss of services from any of Ms. Helena Santos, the Company’s President, Chief Executive, Financial Officer and Treasurer, Mr. Robert Nichols, the President of the Company’s Genie Products Division of the Benchtop Laboratory operations, Mr. Karl Nowosielski, the President of the Torbal Products Division of the Benchtop Laboratory operations, Mr. Daniel Grunes, the Vice-President of Operations and Product Development of SBHI, or Mr. John A. Moore, President of SBI, or any material expansion of the Company’s operations could place a significant additional strain on the Company’s limited management resources and could be materially adverse to the Company’s operating results and financial condition.

The Common Stock of the Company is Thinly Traded and is Subject to Volatility

As of  October 8, 2021, there were 6,458,143 shares of Common Stock of the Company outstanding, of which 3,820,130 (59%) were held by affiliates or Directors and Officers of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during fiscal 2021 on which no trades of the Company’s Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility.

Item 2. Properties.

The Company’s executive office and principal manufacturing facility for its Benchtop Laboratory Equipment operations comprises approximately 19,000 square feet. This facility is located in Bohemia, New York and is held under a lease which expired in February 2025, and was amended in September 2021 for an additional 5,000 square feet adjoining facility and increased term through October 2028. The Company’s Bioprocessing Systems operations are conducted from an approximately a 2,100 square foot laboratory facility in Pittsburgh Pennsylvania under a lease which expires in May 2023. The Company has a 1,200 square foot facility in Orangeburg, New York from where it conducts its sales and marketing functions, primarily for the Torbal Products Division of the Benchtop Laboratory Equipment operations expiring in October 2022. As a result of its acquisition of Aquila, the Company also has a 480 square foot facility in Baesweiller, Germany comprised of manufacturing, engineering, and administrative space. See Note 11 to the consolidated Financial Statements in Item 8. The leased facilities are suitable and adequate for each of the Company’s operations. In the opinion of management, all properties are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2021.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the low and high bid quotations at the end of each quarter of fiscal 2020 and fiscal 2021, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended	Low Bid($)	High Bid($)
09/30/19	4.00	6.88
12/31/19	6.01	9.10
03/31/20	6.56	10.20
06/30/20	5.55	10.61
09/30/20	7.05	9.00
12/31/20	7.26	8.10
03/31/21	7.66	11.00
06/30/21	9.31	10.51

As of September 24, 2021, there were 289 record holders of the Company's Common Stock.

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

Overview. The Company’s results reflect the results from the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations, which includes two months of results for Aquila, following its acquisition on April 29, 2021. The Company realized a loss from continuing operations before income tax benefit of $4,055,000 for fiscal 2021 compared to a loss of $667,400 for fiscal 2020, primarily due to increased operating expenses of its Bioprocessing Systems Operations, which included significant amounts for product development, sales and marketing, costs related to the acquisition of Aquila, and non-cash compensation expense related to stock options, partially offset by the profits generated by increased sales of the Benchtop Laboratory Equipment Operations. The results also reflected a loss before income tax benefit for discontinued operations of $769,900 compared to $472,500 in fiscal 2020. On November 30, 2020, the Company sold substantially all of the assets of its Catalyst Research Instruments Operations which was operated through its wholly-owned subsidiary, Altamira Instruments, Inc.

The challenges posed by the COVID-19 pandemic on the global economy began to take effect and impact the Company’s operations at the end of the third quarter of the year ended June 30, 2020. At that time, the Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action as it pertains to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self-quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. The Bioprocessing Systems Operations’ SBI facility was shut down temporarily due to state mandates, however, the impact on operations was immaterial, and the Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’ receipt of two loans under the Federal Government’s Paycheck Protection Program (“PPP”). The Company received $563,800 and $433,800 in April 2020 and March 2021, respectively, under this program administered by the U.S. Small Business Administration through its bank. The first loan was forgiven in June 2021 except for $32,700 which was repaid. The remaining loan bears interest at 1% per annum and matures in March 2026 and contains no collateral or guarantee requirements. The Company expects to apply for and receive forgiveness for the majority of the second loan. The Bioprocessing Systems Operations’ German operation, which was acquired on April 29, 2021 ,was negatively impacted in its ability to secure new orders because Aquila had historically relied on face-to-face meetings at trade shows for its sales opportunities. While it has participated in virtual trade shows, management believes that certain sales opportunities are lost as a result. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies which have benefitted from the Pandemic due to the nature of the products and have the ability to pay. However, there is a delay in the receipt of a receivable from a customer related to the Company’s discontinued operations due to a delay in the Company’s ability to complete the installation of equipment purchased by the customer, as a result of the Pandemic. The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. The Company is currently experiencing some delays from its supply chain which is having an impact on delayed delivery of some products, however this is deemed temporary and does not affect the Company’s major product – the Vortex-Genie 2. In addition, due to the travel restrictions imposed by the United States and other governments worldwide, Company personnel may be restricted from traveling to conduct its operations including site visits, customer visits and installations, vendor facility visits, and other sales and marketing related travel that can negatively impact the Company.

Results of Operations. Net revenues for fiscal 2021 increased $1,990,800 (25.6%) to $9,775,200 from $7,784,400 for fiscal 2020, reflecting an increase of $2,260,000 in net sales of Benchtop Laboratory Equipment Operations, in part related to its products being used in COVID-19 related research and testing, and a decrease of $269,200 in net revenues of the Bioprocessing Systems Operations, primarily due to decreased royalties earned during the current year period due to expiring patents.

        The gross profit percentage for fiscal 2021 of 50.9% approximated fiscal 2020’s gross profit percentage of 50.6%.

General and administrative expenses for fiscal 2021 increased by approximately $1,753,100 (77.0%) to $4,028,500 compared to $2,275,400 for fiscal 2020 due primarily to compensation-related costs resulting from stock option grants and increased costs from the Bioprocessing Systems Operations in part due to the acquisition of Aquila in the fourth quarter of fiscal 2021.

Selling expenses for fiscal 2021 increased approximately $2,846,100 (240.0%) to $4,031,900 from $1,185,800 for fiscal 2020, primarily due to increased sales and marketing expenses incurred by the Bioprocessing Systems operations for sales and marketing personnel, sales and marketing activities, and compensation-related costs resulting from stock option grants.

Research and development expenses increased $484,100 (42.5%) to $1,623,800 for fiscal 2021 compared to $1,139,700 for fiscal 2020, due to increased product development expenditures by the Bioprocessing Systems operations, including such expenditures incurred by Aquila since its acquisition in the fourth quarter of fiscal 2021, partially offset by decreased product development expenditures incurred by the Benchtop Laboratory Equipment Operations.

Total other income (loss), net was $653,800 for fiscal 2021 compared to $(3,900) in fiscal 2020. This increase was due primarily to the $531,100 forgiveness of the first PPP loan received by the Company, and increased interest income resulting from increased investment securities balances.

The Company reflected income tax benefit for continuing operations of $945,000 for fiscal 2021 compared to income tax benefit of $214,000 for fiscal 2020, primarily due to the loss incurred.

As a result of the foregoing, the Company recorded a net loss from continuing operations of $3,110,000 for fiscal 2021 compared to a net loss from continuing operations of $453,400 for fiscal 2020.

The Company reflected a net loss from discontinued operations of $562,500 for fiscal 2021, compared to a $249,900 loss for fiscal 2020, primarily due to loss on the sale of the majority of the operation’s assets during the current fiscal year.

As a result of the above, the Company recorded a net loss of $3,672,500 for fiscal 2021 compared to a net loss of $703,300 for fiscal 2020.

Liquidity and Capital Resources. Cash and cash equivalents increased by $2,115,500 to $9,675,200 as of June 30, 2021 from $7,559,700 as of June 30, 2020. The Company received $563,800 and $433,800 in April 2020 and March 2021, respectively, under the Payroll Protection Program administered by the U.S. Small Business Administration through its bank. The first loan was forgiven in June 2021 except for $32,700 which was repaid. The remaining loan bears interest at 1% per annum and matures in March 2026 and contains no collateral or guarantee requirements. The Company expects to apply for and receive forgiveness for the majority of the second loan. In April and June of 2021, the Company received a total of $16,074,000, net of issuance costs, from the sale of its Common Stock as further described in Note 15 of the financial statements in Item 8. The Company expects that it will be able to meet its cash flow needs during the next 12 months from cash derived from its operations and cash on-hand.

Net cash used in operating activities was $3,301,500 for fiscal 2021 compared to net cash used in operating activities of $168,100 for fiscal 2020, primarily due to the net loss for the current year. Net cash used in investing activities was $10,884,000 for fiscal 2021 compared to $84,100 for fiscal 2020 due mainly to acquisition of Aquila in the current year and purchase of investment securities. Net cash provided by financing activities was $16,310,200 for fiscal 2021 compared to $6,209,400 during fiscal 2020 due mainly to proceeds from issuance of stock and the proceeds from the Payroll Protection Program loan.

The Company's working capital increased by $5,595,800 to $16,144,300 as of June 30, 2021 compared to $10,548,500, as of June 30, 2020, primarily due to the cash received from the equity financings.

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements required by this item are attached hereto on pages F1-F28.

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

The Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The Company has the following seven Directors:

Christopher Cox (age 57), a director since February 2021, has been a Senior Vice President of Population Health Investment Co., Inc. since September 2020 and a Co-Founder and Managing Partner of Population Health Partners LLC since May 2020. Mr. Cox has been a corporate attorney for over 25 years, most recently at Cadwalader, Wickersham & Taft LLP, which he joined as a partner in January 2012 and where he served a co-chair of the global corporate group and a member of the firm’s management committee until February 2016. From February 2016 to March 2019, Mr. Cox was Executive Vice President and Chief Corporation Development Officer of Medicines Company. Prior to January 2012, Mr. Cox was a partner at Chill Gordon & Reindel.

Joseph G. Cremonese (age 86), a Director since November 2002 and Chairman of the Board from February 2006 to January 2020, has been, through his affiliate, a consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of his affiliate, Laboratory Innovation Company, Ltd, which is a vehicle for the consulting services for the Company.

Marcus Frampton (age 41), a Director since March 2019 is the Chief Investment Officer of the Alaska Permanent Fund Corporation and serves on the Board of Directors of Managed Funds Association and Nyrada, Inc., a drug development company. He served as Director of Investments, Real Assets and Absolute Return of the Alaska Permanent Fund from 2016 to 2018 and Director of Investments, Private Markets of the Alaska Permanent Fund from 2012 to 2016.

John A. Moore (age 56), a Director since January 2019 and Chairman of the Board since January 2020, is also the President of SBI since January 2020 and had been providing consulting services to SBI since March 2019. Mr. Moore serves as Chairman of Nyrada, Inc., a drug development company since July 2019 and prior to that served as a director with Noxopharm Limited, a drug development company, and is also the Chairman of Trialogics, a clinical trial software provider. Mr. Moore was President, Chief Executive Officer and director of Acorn Energy, Inc. from 2006 to 2016.

Helena R. Santos (age 57), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer, Chief Financial Officer and Treasurer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001.

Reinhard Vogt (age 65), a Director since August 2020, is the Chairman of SBI and a business development consultant to SBI and Aquila. He served as Executive Vice President and on the Executive Board of Sartorius Stedim Biotech GmbH for the 10 years prior to his retirement in July 2019.

Jurgen Schumacher (age 68), a Director since May 2021, is currently a private investor in various startups and growth phase technology companies.

The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company as follows: the fiscal year ending June 30, 2021 - three directors (Ms. Santos, Mr. Schumacher, and Mr. Vogt, Class A), the fiscal year ending June 30, 2022 – two directors (Mr. Frampton and Mr. Moore, Class B), and the fiscal year ending June 30, 2023 – two directors (Mr. Cremonese and Mr. Cox, Class C.)

Board Committees

The Company has two committees – The Compensation Committee and the Audit Committee which are comprised of the entire Board of Directors.

Executive Officers

See above for the employment history of Ms. Santos and Mr. Moore.

Robert P. Nichols (age 60), is the President of the Genie Products Division of the Benchtop Laboratory Equipment operations and Corporate Secretary and has been employed by the Company since February 1998. Previously, he had been since May 2001, the Company’s Vice President of Engineering.

Karl D. Nowosielski (age 43), is the President of the Torbal Products Division of the Benchtop Laboratory Equipment operations and Director of Marketing for the Company. He was Vice President of Fulcrum, Inc. (the seller of the Torbal Products Division assets) from 2004 until February 2014.

Daniel Grunes (age 33), is the Vice President of Research and Development and Operations of the Company’s Bioprocessing Operations. Prior to the Company’s acquisition of Aquila, he was the Chief Executive Officer of aquila biolabs GmbH.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that, for fiscal 2021, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

The following table summarizes all compensation paid by the Company to each of its executive officers for the fiscal years ended June 30, 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	Changes in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (i)	Total ($) (j)
Helena R. Santos, CEO, President, CFO	191,200	100,000	0	553,600(1)	0	0	0	9,600(6)	854,400
Helena R. Santos, CEO, President, CFO	185,700	50,000	0	13,100(1)	0	0	0	9,400(6)	258,200

John A. Moore, President of SBI	175,000	100,000	0	553,600(2)	0	0	0	7,000(6)	835,600
John A. Moore, President of SBI	145,000	50,000	0	36,000	0	0	0	28,900(7)	259,900

Daniel Grunes, Vice President of R&D and Operations of Bioprocessig Operations	30,200(3)	20,000	0	23,200(3)	0	0	0	10,000(3)	83,400
Daniel Grunes, Vice President of R&D and Operations of Bioprocessig Operations	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Robert P. Nichols, President of Genie Division	167,200	0	0	0	0	0	0	6,700(6)	173,900
Robert P. Nichols, President of Genie Division	162,300	5,000	0	3,900(4)	0	0	0	6,700(6)	177,900

Karl D. Nowosielski President of Torbal Division and Director of Marketing	176,600	0	0	0	0	0	0	7,100(6)	183,700
Karl D. Nowosielski President of Torbal Division and Director of Marketing	169,800	10,000	0	6,300(5)	0	0	0	7,200(6)	193,300

(1)
The amount for 2021 represents compensation expense for stock options granted on June 23, 2020 valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations, which were valued at a total of $1,625,000 of which $553,600 was expensed in fiscal 2021 and none in 2020. The amounts for 2020 represent compensation expense for the stock options granted on July 1, 2017 which were valued at a total of $39,200 of which $13,100 was expensed in fiscal 2020. No expense was necessary in 2021.

(2)
The amount for 2021 represents compensation expense for stock options granted on June 23, 2020 valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations, which were valued at a total of $1,625,000 of which $553,600 was expensed in fiscal 2021 and none in 2020. The amounts for 2020 represent compensation expense for the stock options granted from March 2019 through June 2020 valued at $3,000 per month utilizing the Black-Scholes-Merton options pricing model, of which $36,000 was expensed in fiscal 2020. No expense was necessary in 2021.

(3)
Upon the acquisition of Aquila in April 2021, Mr. Grunes, who was Aquila’s CEO, became the VP of R&D and Operations for the Bioprocessing Operations. The Option Awards amounts represent the fiscal year 2021 compensation expense for stock options granted at the time of acquisition which were valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates for forfeitures related to service-based vesting considerations, which were valued at a total of $409,300 of which $23,200 was expensed in fiscal 2021 and none in fiscal 2020. Other compensation represents retention bonus paid in accordance with his employment agreement upon consummation of acquisition.

(4)
The amounts represent compensation expense for the July 1, 2017 stock options granted valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The options were valued at a total of $11,800, of which $3,900 was expensed in fiscal 2020. No expense was necessary in 2021.

(5)
The amounts represent compensation expense for the stock options granted on July 1, 2017, and February 26, 2017, valued utilizing the Black-Scholes-Merton options pricing model, disregarding estimates of forfeitures related to service-based vesting considerations. The stock options were granted as part of his employment agreement. The options were valued at a total of $11,800, and $10,500, respectively, of which $6,300 was expensed in fiscal 2020. No expense was necessary in 2021.

(6)	The amounts represent the Company’s matching contribution under the Company’s 401(k).
(7)	The amounts represent director and chairman fees paid to Mr. Moore through June 30, 2020. On July 1, 2020 Mr. Moore became an employee of the Company and thereafter was not paid any director fees.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED JUNE 30, 2021

Name (a)	Grant Date (b)	Estimate Future Payouts Under Non-Equity Incentive Plan $ (c)	Estimated Future Payouts Under Equity Incentive Plan $ (d)	All Other Stock Awards Number of Shares of Stock or Units (#) (e)	All Other Option Awards: Number of Securities Underlying Options (#) (f)	Exercise Or Base Price of Option Awards ($/Sh) (g)	Grant Date Fair Value of Stock and Option Awards (h)
Daniel Grunes	4/30/2021	0	0	0	56,000	10.00	409,300
John A. Moore	6/23/2020(*)	0	0	0	215,366	7.50-9.00	1,625,000
Helena R. Santos	6/23/2020(*)	0	0	0	215,366	7.50-9.00	1,625,000

* Although the grants were communicated on June 23, 2020, the awards were formally issued on February 23, 2021 upon shareholder approval of an increase in the number of shares available under the Company’s 2012 Stock Option Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name (a)	Number Of Securities Underlying Unexercised Options(#) Exercisable (b)	Number Of Securities Underlying Unexercised Options(#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Helena Santos	88,788	143,578	0	3.08-9.00	07/2027-06/2031
John A. Moore	78,220	149,732	0	4.50-11.30	03/2029-06/2031
Robert Nichols	7,500	0	0	3.08	12/2023-07/2027
Karl Nowosielski	24,500	0	0	2.91-4.05	02/2024-07/2027
Daniel Grunes	0	56,000	0	10.00	04/30/2031

Employment Agreements

The Company has a three-year employment contract with its President, effective July 1, 2017, which was extended by mutual agreement for each one-year periods ending June 30, 2021 and 2022. The agreement provided for an annual base salary of $175,000 for the year ended June 30, 2018, with subsequent annual increases of 3% or percentage increase in Consumer Price Index (“CPI”), whichever is higher, plus $25,000 cash bonus for the year ended June 30, 2018, and a discretionary bonus for subsequent years. Bonuses totaling $100,000 were awarded for the year ended June 30, 2021 and $50,000 in 2020. The agreement also provided for a grant of options to purchase 25,000 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No shares were granted during the year ended June 30, 2021, and 215,366 shares were authorized to be granted by the Board of Directors during the year ended June 30, 2020, which shares were not available and subject to amendment to the Company’s 2012 Stock Option Plan which was approved in February 2021. The agreement also contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for "cause" or the Presidents terminates her employment for "good reason", the President will have the right to receive a lump sum payment equal to three times the average of her total annual compensation paid for the last five years preceding such termination.

The Company has a three-year employment contract with its President of the Genie Products Division of the Benchtop Laboratory Equipment Operations and Corporate Secretary effective July 1, 2017, which was extended by mutual agreement for each one-year periods ending June 30, 2021 and 2022. The agreement provides for an annual base salary of $153,000 for the year ended June 30, 2018, with subsequent annual increases of 3% or percentage increase in the CPI, whichever is higher, plus $10,000 cash bonus for the year ended June 30, 2018, and a discretionary bonus for subsequent years. No bonus was awarded for the year ended June 30, 2021 and a $5,000 bonus was awarded in 2020. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No options were granted during the year ended June 30, 2021 or 2020.

    The Company has a three-year employment contract with its President of Torbal Products Division of the Benchtop Laboratory Equipment Operations and Director of Marketing effective July 1, 2017, which was extended by mutual agreement for each one-year periods ending June 30, 2021 and 2022. The agreement provides for an annual base salary of $157,000 for the year ended June 30, 2018, with subsequent annual increases of 4% or percentage increase in the CPI, whichever is higher, plus $10,000 cash bonus for the year ended June 30, 2018 and subsequent years, subject to a minimum increase of 5% in the division’s EBITDA for the related year. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No options were granted during the year ended June 30, 2021 or 2020. A performance-based bonus of $10,000 was awarded for the year ended June 30, 2020. No bonus was awarded for the year ended June 30, 2021.

The Company has a three-year employment contract with its President of Scientific Bioprocessing, Inc., effective July 1, 2020. The agreement provides for an annual base salary of $175,000 for the year ended June 30, 2021, with subsequent annual increases of 3% or percentage increase in the CPI, whichever is higher, plus discretionary bonuses. The agreement also provides for a grant of options to purchase 215,366 shares which were authorized to be granted by the Board of Directors during the year ended June 30, 2020 and issued on February 23, 2021, which shares were not available and subject to amendment to the Company’s 2012 Stock Option Plan which was approved in February 2021.  Prior to July 1, 2020, the officer had a consulting agreement, which terminated upon becoming an employee of the Company. Consulting fees paid under this agreement amounted to $145,000 for the year ended June 30, 2020, plus stock options valued at $36,000 which were granted as part of the total compensation.  Bonuses amounting to $100,000 were awarded during the year ended June 30, 2021 and a bonus of $50,000 was awarded in during the year ended June 30, 2020. The employment agreement contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if employee resigns for "good reason" (as such term is defined there), the Company shall pay severance payments equal to either one year's salary at the rate of the compensation at the time of termination is employee is terminated within 12 months of the date of the agreement or six months' salary is the employee is terminated after 12 months of the date of the agreement, continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment.

On April 30, 2021, the Company entered into an employment agreement with each of the four managing directors and sellers of Aquila for an indefinite term, which can be terminated by either party upon six months’ written notice in accordance with German law. The agreements, which are identical, stipulate that in calendar year 2021, the employees will receive a salary of 105,000 euros, as well as a guaranteed bonus of 45,000 euros for a total of 150,000 euros per year on a pro-rata basis, and in calendar year 2022, they will receive a salary of 105,000 euros and a bonus of  45,000 euros, subject to the achievement by Aquila of certain targets. In addition, the employment agreements included a one time retention bonus of  10,000 euros upon closing of the acquisition which was paid in May 2021 by Aquila, and a retention bonus of  25,000 euros if the Employee does not terminate his employment with the Company within two years after the agreement date or the Company does not terminate his employment for good cause.

All of the employment agreements contain confidentiality and non-competition covenants. The employment agreements for Ms. Santos, Mr. Nichols and Mr. Nowosielski, contain termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination. The employment agreement for Mr. Moore contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if Mr. Moore resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to either one year’s salary at the rate of the compensation at the time of termination if Mr. Moore is terminated within 12 months of the date of his agreement or six months’ salary if Mr. Moore is terminated after 12 months of the date of his agreement, and the Company will continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment. Ms. Santos’ employment agreement also contains a provision that within one year of a change of control, if either the Company terminates her employment for any reason other than for “cause” or she terminates her employment for “good reason”, she will have the right to receive a lump sum payment equal to three times the average of her total annual compensation paid for the last five years immediately preceding such termination.

Directors’ Compensation and Options

DIRECTORS’ COMPENSATION
For the Year Ended June 30, 2021

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Comp-ensation ($) (e)	Changes in Pension Value and Non-qualified Deferred Compensation Earnings($) (f)	Non-qualified Deferred Comp-ensation Earnings ($) (g)	All Other Comp- ensation ($) (h)	Total ($) (i)
Christopher Cox	6,200	0	0	0	0	0	0	6,200
Joseph G. Cremonese	18,800	0	0	0	0	0	108,000(1)	126,800
Marcus Frampton	18,800	0	0	0	0	0	0	18,800
Jurgen Schumacher	0	0	0	0	0	0	0	0
Reinhard Vogt	14,400	0	758,700(4)	0	0	0	207,900(2)	981,000
John F.F. Watkins (3)	10,400	0	0	0	0	0	0	10,400

(1) Represents amount paid to him and his affiliate pursuant to a consulting agreement (see Items 12 and 13).

(2) Represents amount paid to him and his affiliate pursuant to a consulting agreement (see Items 12 and 13).

(3) Mr. Watkins resigned from the Board during fiscal 2021.

(4) Represents the grant date aggregate fair value of 125,000 option shares granted in connection with his consulting agreement.

The Company paid each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $2,200 and a meeting fee of $2,000 for each meeting attended for each of fiscal 2021 and fiscal 2020. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings. During fiscal 2021, total director compensation to non-employee Directors aggregated $388,900, including the consulting fees paid to Mr. Cremonese and his affiliate and Mr. Vogt and his affiliate.

On June 23, 2020, Mr. Cremonese was awarded 20,000 options in connection with his consulting agreement with an aggregate grant date fair value of $108,500, all of which remain outstanding. Prior to that, Mr. Cremonese had been awarded a total of 45,000 stock options under the Company's 2002 and 2012 Stock Option Plans of which 5,000 remain unexercised.

On July 20, 2020, Mr. Vogt was awarded 125,000 options in connection with his consulting agreement with an aggregate grant date fair value of $758,700, all of which remain unexercised. None of the other directors have options outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2021, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.

Name	Amount and Nature of Beneficial Ownership	% of Class
Roy T. Eddleman, Trustee, Roy T. Eddleman Trust UAD 8-7-2000 Troy Gould PC 1801 Century Park East Suite 1600 Los Angeles, CA 900067	2,127,264(1)	28.9%

Veradace Capital Management LLC	953,717(2)	14.1%

Bleichroeder LP	836,842(3)	12.4%

Brian Pessin	710,525(4)	10.6%

Christopher Cox One World Financial Center New York, NY 10281	444,000(5)	6.6%

Lyon Polk 1585 Broadway 22ndFloor New York, NY 10036	444,000(6)	6.6%

Joseph G. Cremonese	134,412(7)	2.1%

Marcus Frampton	8,135(8)	(*)

John A. Moore	281,730(9)	4.2%

Helena R. Santos	255,196(10)	3.8%

Jurgen Schumacher	37,893(11)	(*)

Reinhard Vogt	132,893(12)	2.0%

Daniel Grunes	59,789(13)	(*)

Karl D. Nowosielski	40,498(14)	(*)

Robert P. Nichols	30,241(15)	1.0%

All directors and executive officers as a group (10 persons)	951,052(16)	19.2%

(1) Based upon form Schedule 13D filed with the Securities and Exchange Commission (“SEC”) on July 14, 2021. Includes 894,376 shares issuable upon exercise of warrants.
(2) Based upon form Schedule 13G filed with the SEC on May 7, 2021. Includes 315,789 shares issuable upon exercise of warrants.
(3) Based upon form Schedule 13G filed with the SEC on June 25, 2021. Includes 278,947 shares issuable upon exercise of warrants.
(4) Based upon form Schedule 13D filed with the SEC on July 13, 2021. Includes 210,526 shares issuable upon exercise of warrants.
(5) Based upon form Schedule 13D filed with the SEC on June 29, 2020.
(6) Based upon form Schedule 13G filed with the SEC on July 9, 2020.
(7) 102,412 shares are owned jointly with his wife, 7,000 shares are owned by his wife, and 25,000 shares are issuable upon exercise of options.
(8) Based upon SEC form 4 filed with the SEC on June 29, 2021.
(9) Includes 238,478 shares issuable upon exercise of options and warrants.
(10) Includes 232,892 shares issuable upon exercise of options and warrants.
(11) Includes 12,631 shares issuable upon exercise of warrants.
(12) Includes 127,631 shares issuable upon exercise of options and warrants.
(13) Includes 57,263 shares issuable upon exercise of options and warrants.
(14) Includes (i) 9,683 shares of common stock issued in connection with the acquisition of the Torbal Division in February 2014 and (ii) 26,605 shares issuable upon exercise of options and warrants.
(15) Includes 8,552 shares issuable upon exercise of options and warrants.
(16) Includes 951,052 shares issuable upon exercise of options and warrants.

(*) - % of Class is less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders	1,180,800	$8.73	5,243
Equity Compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,180,800	$8.73	5,243

Item 13. Certain Relationships and Related Transactions and Director Independence.

Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd., provides consulting services to the Company under a consulting agreement expiring on December 31, 2021 at a monthly retainer of $9,000. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $108,000 and $76,200 for fiscal 2021 and fiscal 2020, respectively.

Mr. Reinhard Vogt, a Director since July 2020, through his affiliate, Societät Reinhard and Noah Vogt AG GmbH, provides consulting services to the Company under a consulting agreement expiring on July 20, 2022 at a monthly retainer of 12,500 euros. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $207,900 in fiscal 2021 and none in fiscal 2020, and granted him a 125,000 share stock option valued at $758,700 on the grant date using the Black-Scholes-Merton option pricing model.

Item 14. Principal Accountant Fees and Services.

The following is a description of the fees incurred by the Company for services by the firm of Nussbaum Berg Klein & Wolpow, CPAs LLP (the “Firm”) during fiscal 2021 and fiscal 2020.

The Company incurred for the services of the Firm fees of approximately $85,200 and $77,500 for fiscal 2021 and fiscal 2020, respectively, in connection with the audit of the Company’s annual consolidated financial statements and quarterly reviews; $5,000 for additional audit related fees for fiscal 2021 and none for fiscal 2020, $7,850 and $7,500 for the preparation of the Company’s corporate tax returns for fiscal 2021 and fiscal 2020, respectively, and $2,750 in fiscal 2021 for other services related to tax services.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. The required financial statements of the Company are attached hereto on pages F1-F-28.

Exhibits. The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit

3	Certificate of Incorporation and By-Laws:

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

3(e)
Certificate of Amendment of Certificate of Incorporation of Scientific Industries, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2021 and incorporated by reference thereto).

3(f)
Certificate of Amendment of Certificate of Incorporation of Scientific Industries, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021 and incorporated by reference thereto).

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
4(d)

4(e)	Amendment No. 2 to Scientific Industries, Inc. 2012 Stock Option Plan (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2021 and incorporated by reference thereto).

10	Material Contracts:

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

10(a)-3
 Lease agreement dated August 8, 2014 by and between the Company and 80 Orville Drive Associates LLC. (filed as Exhibit 10 to the Company's Form 10-K filed on September 26, 2014, and incorporated by reference thereto).

10(a)-3(i)	First amendment to lease dated September 20, 2021 by and betweeen the Company and REP 2035 LLC.

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

10(d)-13
Extension of Monthly Retainer Agreement between Scientific Bioprocessing, Inc. and Mr. Cremonese and affiliates (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2021, and incorporated with reference thereto).

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

10(bb)-1
Amendment to Consulting Agreement between the Company and Societät Reinhard and Noah Vogt AG GmbH and Reinhard Vogt (filed as Exhibit 10A-1 to the Company’s Current Report on Form 8-K filed on March 8, 2021, and incorporated by reference thereto.

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

10(dd)-1
Form of Amendment of Securities Purchase Agreement, by and between the Company and Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2021, and incorporated by reference thereto).

10(ee)
Loan Agreement under the U.S. Small Business Administration Paycheck Protection Program dated April 14, 2020 between the Company and First National Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2020, and incorporated by reference thereto).

10(ff)
Asset Purchase Agreement dated November 30, 2020 between Altamira Instruments, Inc. and Beijing JWGB Sci. & Tech. Co., Ltd (filed as Exhibit 2 to the Company’s Current Report on Form 8-K filed on December 1, 2020, and incorporated by reference thereto).

10(gg)
Asset Purchase Agreement dated April 28, 2021 between the Company and the sellers of aquila biolabs GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2021, and incorporate by reference thereto).

10(gg)-1
Directors’ Service Contract dated April 29, 2021 between the Company and the sellers of aquila biolabs GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2021, and incorporate by reference thereto).

10(hh)
Securities Purchase Agreement dated April 29, 2021 between the Company and Investors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2021, and incorporated by reference thereto).

10(hh)-1
Registration Rights Agreement dated April 29, 2021 between the Company and Investors (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2021, and incorporated by reference thereto).

10(hh)-2
Amendment No. 1 to Registration Rights Agreement dated April 29, 2021 between the Company and Investors (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 21, 2021, and incorporated by reference thereto).

10(ii)
Securities Purchase Agreement dated June 18, 2021 between the Company and Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021, and incorporated by reference thereto).

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2021	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Helena R. Santos	President, Chief Executive Officer, Chief Financial Officer and Treasurer	October 14, 2021
Christopher Cox	Director	October 14, 2021

Joseph G. Cremonese	Director	October 14, 2021

Marcus Frampton	Director	October 14, 2021

John A. Moore	Chairman of the Board	October 14, 2021

Jurgen Schumacher	Director	October 14, 2021

Reinhard Vogt	Director	October 14, 2021

SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE YEARS ENDED
JUNE 30, 2021 AND 2020

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

CONTENTS

Page

Report of independent registered public accounting firm	F-1

Consolidated financial statements:

Balance sheets	F-2

Statements of comprehensive loss	F-3

Statements of changes in stockholders’ equity	F-4

Statements of cash flows	F-5

Notes to financial statements	F-6 – F-28

SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE YEARS ENDED
JUNE 30, 2021 AND 2020

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders’
Scientific Industries, Inc.
Bohemia, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination

As described in Note 16 to the financial statements, the Company completed its acquisition of Aquila biolabs GmbH (“Aquila”) on April 29, 2021, for a total purchase price of $7,880,100, resulting in the addition of $6,655,415 of intangible assets. The acquisition was accounted for as a business combination.

The principal considerations for our determination that the valuation of acquired intangible assets is a critical audit matter is that the valuation of the acquired intangible assets was considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, such as discount rates, revenue projections, and projected profit margins, for the valuation of the acquired intangible assets. The Company, utilizing third-party specialists, used income valuation models including Relief from Royalty Method and the Multi-Period Excess Earning Method (MPEEM) to measure the identified intangible assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in the valuation of acquired intangible assets, when performing audit procedures to evaluate management’s judgments and conclusions related to the valuation of the intangible assets.

To test the estimated fair values of the identified intangible assets, our audit procedures included, among others, reading the underlying agreements, testing management’s application of the relevant accounting guidance, and involving a specialist to assist us in the evaluation of the Company’s valuation methodology and testing of the significant assumptions used by the Company to develop forecasted results for Aquila, including projected revenue growth and operating margins. For example, we compared the significant assumptions to current industry, market and economic trends. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Nussbaum Berg Klein & Wolpow, CPAs LLP

We have served as the Company’s auditor since 1991.

Melville, New York
October 14, 2021

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

BALANCE SHEETS

AS OF JUNE 30, 2021 AND 2020

ASSETS

	2021	2020
Current assets:
Cash and cash equivalents	$9,675,200	$7,559,700
Investment securities	3,744,600	331,800
Trade accounts receivable, less allowance for doubtful accounts of $15,600 and $11,600, respectively	1,294,700	1,064,000
Inventories	2,977,100	2,541,000
Income tax receivable	333,300	334,800
Prepaid expenses and other current assets	350,900	112,400
Assets of discontinued operations	55,300	793,000

Total current assets	18,431,100	12,736,700

Property and equipment, net	412,600	278,300

Intangible assets, net	2,557,800	128,700

Goodwill	4,395,400	257,300

Operating lease right-of-use assets	665,300	803,300

Other assets	54,300	56,000

Deferred taxes	2,489,900	537,100

Total assets	$29,006,400	$14,797,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$453,500	$334,600
Accrued expenses and taxes	633,500	679,000
Contract liabilities	-	20,000
Contingent consideration, current portion	136,600	111,000
Bank overdraft	321,700	43,100
Lease liabilities, current portion	270,500	195,800
PPP Loan Payable	433,800	563,800
Liabilities of discontinued operations	37,200	240,900

Total current liabilities	2,286,800	2,188,200

Lease liabilities, less current portion	460,500	640,800
Contingent consideration payable, less current portion	23,400	247,000
Other long-term liabilities	10,900	-

Total liabilities	2,781,600	3,076,000

Stockholders’ equity:
Common stock, $.05 par value; 15,000,000 shares authorized; 6,477,945 and 2,881,065 shares issued; 6,458,143 and 2,861,263 shares outstanding in 2021 and 2020, respectively	324,000	144,100
Additional paid-in capital	26,613,500	8,608,300
Accumulated other comprehensive loss	(9,200)	-
Retained earnings ( accumulated deficit)	(651,100)	3,021,400
	26,277,200	11,773,800
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400

Total stockholders’ equity	26,224,800	11,721,400

Total liabilities and stockholders’ equity	$29,006,400	$14,797,400

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE  LOSS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	2021	2020

Revenues	$9,775,200	$7,784,400

Cost of revenues	4,799,800	3,847,000

Gross profit	4,975,400	3,937,400

Operating expenses:
General and administrative	4,028,500	2,275,400
Selling	4,031,900	1,185,800
Research and development	1,623,800	1,139,700

Total operating expenses	9,684,200	4,600,900

Loss from operations	(4,708,800)	(663,500)

Other income (expense):
Interest income	82,200	12,600
Other income (expense), net	571,600	(16,500)

Total other income (expense), net	653,800	(3,900)

Loss from continuing operations before income tax benefit	(4,055,000)	(667,400)

Income tax benefit, deferred	(945,000)	(214,000)

Net loss from continuing operations	(3,110,000)	(453,400)

Discontinued operations (Note 17):

Loss from discontinued operations, net of tax	(562,500)	(249,900)

Net loss	(3,672,500)	(703,300)
Other comprehensive loss:
Foreign currency translation adjustment	(9,200)	-
Comprehensive loss	$(3,681,700)	$(703,300)
Basic and diluted loss per common share:
Continuing operations	$(0.97)	$(.30)
Discontinued operations	$(0.18)	$(.16)
Consolidated operations	$(1.15)	$(.46)

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balance, July 1, 2019	1,513,914	75,700	2,592,700	-	3,724,700	19,802	52,400	6,340,700

Net loss	-	-	-	-	(703,300)	-	-	(703,300)

Issuance of Common Stock and Warrants, net of issuance costs (Note 15)	1,349,850	67,500	5,936,900	-	-	-	-	6,004,400

Stock options exercised	17,301	900	12,900	-	-	-	-	13,800

Stock-based compensation	-	-	65,800	-	-	-	-	65,800

Balance, June 30, 2020	2,881,065	$144,100	$8,608,300	-	$3,021,400	19,802	$52,400	$11,721,400

Net loss	-	-	-	-	(3,672,500)	-	-	(3,672,500)

Foreign currecy translation adjustment	-	-	-	(9,200)	-	-	-	(9,200)

Issuance of Common Stock and Warrants, net of issuance costs (Note 15)	3,595,880	179,800	15,894,200	-	-	-	-	16,074,000

Stock options exercised	1,000	100	3,000	-	-	-	-	3,100

Stock-based compensation	-	-	2,108,000	-	-	-	-	2,108,000

Balance, June 30, 2021	6,477,945	$324,000	$26,613,500	$(9,200)	$(651,100)	19,802	$52,400	$26,224,800

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	2021	2020
Operating activities:
Net loss	$(3,672,500)	$(703,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment securities	(35,600)	(4,400)
Depreciation and amortization	251,500	160,900
Deferred income tax benefit	(1,152,500)	(106,000)
Unrealized holding loss on investment securities	10,400	12,400
Loss on disposal of subsidiary	405,400	-
Provision for bad debt	4,000	3,400
Extinguishment of debt	(531,100)	-
Gain on sale of fixed assets	-	(300)
Stock-based compensation	2,108,000	65,800
Change in fair value of contingent consideration	(30,000)	112,600
Changes in operating assets and liabilities:
Trade accounts receivable	(75,500)	906,800
Inventories	(560,000)	(292,400)
Income tax receivable	1,500	(334,800)
Prepaid expenses and other assets	(211,400)	(22,400)
Right-of-use assets	138,000	(803,300)
Accounts payable	79,600	(214,400)
Lease liabilities	(105,600)	867,700
Accrued expenses	(195,200)	191,500
Contract liabilities	(20,000)	89,000
Other long-term liabilities	10,900	-
Bank overdraft	278,600	(96,900)

Total adjustments	371,000	535,200

Net cash used in operating activities	(3,301,500)	(168,100)

Investing activities:
Purchase of investment securities	(9,569,000)	(63,400)
Redemption of investment securities	6,181,400	55,000
Proceeds from sale of fixed assets	-	1,000
Capital expenditures	(198,700)	(50,900)
Proceeds from sale of Altamira	440,000	-
Purchase of Aquila, net of cash acquired	(7,679,000)	-
Purchase of intangible assets	(58,700)	(25,800)

Net cash used in investing activities	(10,884,000)	(84,100)

Financing activities:
Repayment of 1st Payroll Protection Plan loan	(32,700)	-
Proceeds from 2nd Payroll Protection Plan loan	433,800	563,800
Proceeds from issuance of common stock and warrants	17,080,400	6,004,400
Issuance costs - common stock and warrants	(1,006,400)	-
Proceeds from exercise of stock options	3,100	13,800
Payments for contingent consideration	(168,000)	(372,600)

Net cash provided by financing activities	16,310,200	6,209,400

Effect of changes in foreign currency exchange rates on cash and cash eqivalents	(9,200)	-

Net increase in cash and cash equivalents	2,115,500	5,957,200

Cash and cash equivalents, beginning of year	7,559,700	1,602,500

Cash and cash equivalents, end of year	$9,675,200	$7,559,700

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,500	$40,900

See notes to consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

1.	Summary of Significant Accounting Policies

Nature of Business

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment and bioprocessing products. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory equipment. Additionally, the Company has two other locations in Pittsburgh, Pennsylvania and Baesweiller, Germany, where it designs and produces a variety of bioprocessing products, and an administrative facility in Orangeburg, New York related to sales and marketing. The products, which are sold to customers worldwide, include mixers, shakers, stirrers, refrigerated incubators, pharmacy balances and scales, force gauges, bioprocessing sensors and analytical tools.  The Company also sublicenses certain patents and technology under a license agreement with the University of Maryland, Baltimore County, and receives royalty fees from sublicenses (see Note 1- Revenue Recognition).

COVID-19 Pandemic

The challenges posed by the COVID-19 pandemic on the global economy began to take effect and impacted the Company’s operations at the end of the third quarter of the year ended June 30, 2020. At that time, the Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action as it pertains to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self-quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. The Bioprocessing Systems Operations’ SBI facility was shut down temporarily due to state mandates, however, the impact on operations was immaterial, and the Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’ receipt of two loans under the Federal Government’s Small Business Administration Paycheck Protection Program. The Company received $563,800 and $433,800 in Payroll Protection Program loans in April 2020 and March 2021, respectively. The first loan was forgiven in June 2021 except for $32,700 which was repaid by the Company. The Company expects to apply and receive forgiveness for the second loan.  The operations of aquila biolabs GmbH ("Aquila") which was acquired on April 29, 2021 was negatively impacted in its ability to secure new orders because Aquila had historically relied on face-to-face meetings at trade shows for its sales opportunities. While it has participated in virtual trade shows, management believes that certain sales opportunities are lost as a result. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies which have benefitted from the Pandemic due to the nature of the products and have the ability to pay.  The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. The Company is currently experiencing some delays from its supply chain which is having an impact on delayed delivery of some products, however this is deemed temporary and does not affect the Company’s major product – the Vortex-Genie 2. In addition, due to the travel restrictions imposed by the United States and other governments worldwide, Company personnel may be restricted from traveling to conduct its operations including site visits, customer visits and installations, vendor facility visits, and other sales and marketing related travel that can negatively impact the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary, Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary (discontinued operation as of November 30, 2020), and Scientific Bioprocessing Holdings, Inc. (“SBHI”), a newly incorporated Delaware corporation and its wholly-owned subsidiaries,  Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and Aquila, a German corporation, which was aquired on April 29, 2021, (all collectively referred to as the “Company”).  On April 30, 2021 Scientific Industries, Inc. contributed 100% of the stock of Scientific Bioprpcessing, Inc. to its wholly owned subsidiary Scientific Bioprocessing Holdings, Inc.  All material intercompany balances and transactions have been eliminated in consolidation.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

1.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The company recognizes revenue in accordance with Financial Accounting Standards Board ('FASB") Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers,  (“ASC 606”),  In accordance with ASC 606, the Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

All of the Company's contracts have a single performance obligation. As permitted by ASC 606, the Company does not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, a performance obligation is satisfied

Nature of Products and Services

We generate revenues from the following sources: (1) Benchtop Laboratory Equipment and (2) Bioprocessing Systems.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
June 30, 2021:

Revenues	$9,043,600	731,600	$9,775,200

Foreign Sales	3,483,700	684,600	4,168,300

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
June 30, 2020:

Revenues	$6,783,600	$1,000,800	$7,784,400

Foreign Sales	2,589,800	1,000,400	3,590,200

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

1.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Nature of Products and Services (Continued)

Benchtop laboratory equipment sales comprise primarily of standard benchtop laboratory equipment to laboratory equipment distributors, or to end users primarily via e-commerce. The sales cycle from time of receipt of order to shipment is very short varying from a day to a few weeks. Customers either pay by credit card (online sales) or Net 30-90, depending on the customer. Once the item is shipped under the FOB terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. Warranty usually comprises of one to two year parts and labor and is deemed immaterial.  Revenue is recognized at a point in time when the risks and rewards of ownership have tranferred to the customer, which is generally upon shipment.

Bioprocessing revenues consist of royalty revenues generated through SBI and product revenues generated primarily through Aquila. Royalty revenues are earned by the Company under a licensing agreement from a single licensee and its sublicenses.  The license agreement includes two United States patents and a European Union patent (through December 2019). In January 2020, the European Union patent which was due to expire in August 2020,was terminated and the Company will only receive royalties under the United States patents through December 2023, which will result in a material reduction in total royalties expected to be received. The Company is obligated to pay 50% of all royalties earned to the entity that licenses the intellectual property to the Company.  Royalty revenue requires significant judgement in estimating royalty revenue to be recognized during the year.

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying ASC 606: 1) All revenues are recorded net of returns, allowances, customer discounts, and incentives; 2) Although sales and other taxes are immaterial, the Company accounts for amounts collected from customers for sales and other taxes, if any, net of related amounts remitted to tax authorities; 3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling expenses; 5) the Company is always considered the principal and never an agent, because it has full control and responsibility until title is transferred to the customer; 6) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer such as is the case with catalyst instruments.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

1.	Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2021, and 2020, $8,922,800 and $6,729,300 respectively of cash balances were in excess of such limit.

           Reclasses

Certain amounts on the balance sheet as of June 30, 2021 and 2020 pertaining to inventories, property and equipment, goodwill, accounts payable, accrued expenses, contract liabilities, and operating leases liabilities were reclassed as assets and liabilities of discontinued operations due to the sale of the Company's wholly owned subsidiary, Altamira Instruments, Inc. on November 30, 2020.

Accounts Receivable

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectability. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers. The Company has recorded allowances for receivables which it considered uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices and customer satisfaction claims.  However, depending on how such potential issues are resolved, or if the financial condition of any of the Company’s customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required. The Company actively manages its accounts receivable to minimize credit risk. The Company does not obtain collateral for its accounts receivable. Based on its assessment, the Company concluded that there are no collection issues related to the COVID-19 Pandemic.

Contract Liabilities

Contract liabilities consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Amounts that have been invoiced are initially recorded in accounts receivable and contract liabilities. The Company invoices its customers in accordance with the terms of the underlying contract. Accordingly, the contract liabilities balance does not represent the total contract value of outstanding arrangements. Contract liabilities that are expected to be recognized during the subsequent 12-month period are recorded as current and the remaining portion as noncurrent.  Contract liabilities were not significant at June 30, 2021 and 2020, respectively.

Investment Securities

Investment securities consist of equity securities and mutual funds with realized gains and losses recorded using the specific identification method. Changes in fair value are recorded as unrealized holding gains or losses in other income (loss), net on the statement of comprehensive loss. The Company determines the cost of the investment sold based on an average cost basis at the individual security level, and records the interest income and realized gains or losses on the sale of these investments in other income (loss), net.

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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs which includes the cost of patent licenses, contract research services, laboratory supplies, in-process research and development acquired, as well as product developments and enhancements.

Finite Lived Intangible Assets

Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, websites, and in process research and development (“IPR&D”), trademarks and trade names. All finite lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the respective assets, generally 3 to 10 years. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and indefinite lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill and long-lived assets annually as of June 30, the last day of its fiscal year, unless an event occurs that would cause the Company to believe the value is impaired at an interim date. The Company concluded as of June 30, 2021 and 2020, there was no impairment of goodwill or indefinite lived intangible assets.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360, “Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets (“ASC 360"). ASC 360 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. The Company concluded as of June 30, 2021 and 2020, there was no impairment of long-lived assets.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $399,700 and $218,700 for the years ended June 30, 2021 and 2020, respectively.

           Stock Compensation Plan

The Company has a ten-year stock option plan (the “2012 Plan”) which provides for the grant of options to purchase up to 1,193,000 shares of the Company’s Common Stock, par value $.05 per share (“Common Stock”), plus up to 57,000 shares under options previously granted under the 2002 Stock Option Plan of the Company (the “Prior Plan”).

The 2012 Plan provides for the granting of incentive or non-incentive stock options as defined in the 2012 Plan through 2022. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. At June 30, 2021 and 2020, 5,243 and 147,414 shares respectively, of Common Stock were available for grant of options under the 2012 Plan.

Stock-based compensation is accounted for in accordance with ASC No. 718 “Compensation-Stock Compensation” (“ASC No. 718”) which requires compensation costs related to stock-based payment transactions to be recognized. The amount of compensation cost is measured based on the grant-date fair value of the equity issued and expensed ratably over the requisite service period.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2019

1.	Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for doubtful accounts, slow-moving inventory reserves, depreciation and amortization, assumptions made in valuing equity instruments, fair value of stock options, the fair values of intangibles and goodwill, and provision or benefit for income taxes. The actual results experienced by the Company may differ materially from management’s estimates.

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options, if any.  Since the Company was in a loss position during the years ended June 30, 2021 and 2020, respectively, basic net loss per share is the same as dilutive net loss per share as the inclusion of the weighted-average number of all potential dilutive common shares which consists of stock options and warrants are anti-dilutive.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2020-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years; this ASU allows for early adoption in any interim period after issuance of the update. The Company is currently evaluating the impact of adopting this guidance.

Adopted Accounting Pronouncement

In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement", which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces previous lease guidance in its entirety with ASC 842 and requires lessees to recognize lease assets and lease liabilities for those arrangements classified as operating leases under previous guidance, with the exception of leases with a term of twelve months or less. The Company adopted ASU No. 2016-02 on July 1, 2019 using the additional transition method, which allows prior periods to be presented under previous lease accounting guidance. Refer to Note 11, "Leases", for related disclosures.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

2.	Segment Information

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
June 30, 2021:

Revenues	$9,043,600	$731,600	$-	$9,775,200

Foreign Sales	3,483,700	684,600	_	4,168,300

Income (Loss) From Operations	1,461,300	(4,828,600)	(1,341,400)	(4,708,800)

Assets	14,783,000	8,735,100	5,488,300	29,006,400

Long-Lived Asset Expenditures	60,500	196,900	-	257,400

Depreciation and Amortization	103,100	148,400	-	251,500

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
June 30, 2020:

Revenues	$6,783,600	$1,000,800	$-	$7,784,400

Foreign Sales	2,589,800	1,000,400	-	3,590,200

Income (Loss) From Operations	449,700	(727,500)	(385,700)	(663,500)

Assets	12,232,600	546,100	2,018,700	14,797,400

Long-Lived Asset Expenditures	36,000	40,700	-	76,700

Depreciation and Amortization	116,900	42,700	-	159,600

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

3.	Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at June 30, 2021 and 2020 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,675,200	$9,675,200	$-	$-
Investment securities	3,744,600	2,920,600	824,000	-

Total	$13,419,800	$12,595,800	$824,000	$-

Liabilities:
Contingent consideration	$160,000	$-		$$160,000

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,559,700	$7,559,700	$-	$-
Investment securities	331,800	331,800	-	-

Total	$7,891,500	$7,891,500	$-	$-

Liabilities:
Contingent consideration	$358,000	$-		$$358,000

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

3.	Fair Value of Financial Instruments (Continued)

The following table sets forth an analysis of changes during the years ended June 30, 2021 and 2020, respectively, in Level 3 financial liabilities of the Company:
	2021	2020

Beginning balance	$358,000	$618,000
Increase (decrease) in contingent consideration liability	(30,000)	112,600
Payments	(168,000)	(372,600)

Ending balance	$160,000	$358,000

The Company’s contingent obligations require cash payments to the sellers of certain acquired operations based on royalty payments received or operating results achieved. These contingent considerations are classified as liabilities and the liabilities are remeasured to an estimated fair value at each reporting date. During the years ended June 30, 2021 and 2020, the Company recorded an increase (decrease) in the estimated fair value of contingent liabilities of approximately ($30,000) and $112,600, respectively related to its Bioprocessing Systems Operations segment.

Investments in marketable securities by security type at June 30, 2021 and 2020 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2021:

Equity securities	$102,200	$154,100	$51,900
Mutual funds	2,752,400	2,766,500	14,100
Debt securities	832,700	824,000	(8,700)

	$3,687,300	$3,744,600	$57,300

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2020:

Equity securities	$77,600	$101,900	$24,300
Mutual funds	250,300	229,900	(20,400)

	$327,900	$331,800	$3,900

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

4.	Inventories

	2021	2020

Raw materials	$2,170,400	$1,726,400
Work-in-process	39,600	35,700
Finished goods	767,100	778,900

	$2,977,100	$2,541,000

5.	Property and Equipment

	Useful Lives
	(Years)	2021	2020

Automobiles	5	$22,000	$22,000
Computer equipment	3-5	233,500	215,300
Machinery and equipment	3-7	1,047,600	847,500
Furniture and fixtures	4-10	148,800	142,300
Leasehold improvements	3-10	64,400	50,300

		1,516,300	1,277,400
Less accumulated depreciation and amortization		1,103,700	999,100

		$412,600	$278,300

Depreciation expense was $104,600 and $88,700 for the years ended June 30, 2021 and 2020, respectively.

6.	Goodwill and Finite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $4,395,400 at June 30, 2021 and 257,300 at June 30, 2020, all of which is expected to be deductible for tax purposes.

The components of finite lived intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2021:

Technology, trademarks	5-10 yrs.	$364,700	$362,200	$2,500
Trade names	3-6 yrs.	592,300	152,600	439,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	102,400	269,800
Sublicense agreements	10 yrs.	294,000	283,000	11,000
Non-compete agreements	4-5 yrs.	1,060,500	308,600	751,900
IPR&D	3-5 yrs.	852,100	134,800	717,300
Patents	5-7 yrs.	591,500	225,900	365,600

		$4,337,300	$1,779,500	$2,557,800

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

6.	Goodwill and Finite Lived Intangible Assets (Continued)

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2020:

Technology, trademarks	5/10 yrs.	$664,700	$662,000	$2,700
Trade names	6 yrs.	140,000	140,000	-
Websites	5 yrs.	210,000	210,000	-
Customer relationships	9/10 yrs.	357,000	321,400	35,600
Sublicense agreements	10 yrs.	294,000	253,600	40,400
Non-compete agreements	5 yrs.	384,000	384,000	-
IPR&D	3 yrs.	110,000	110,000	-
Patents	5 yrs.	246,600	196,600	50,000

		$2,406,300	$2,277,600	$128,700

Total amortization expense was $146,900 and $72,000 in 2021 and 2020, respectively.

Estimated future amortization expense of intangible assets as of June 30, 2021 is as follows:

Year Ended June 30,

2022	$525,700
2023	520,000
2024	508,800
2025	473,100
2026	530,200

Total	$2,557,800

7.	Line of Credit

The Company has a Demand Line of Credit through December 2021 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 3.25%. The agreement does not contain financial covenants and borrowings are secured  by a pledge of substantially all of the assets of the Company.  As of June 30, 2021 and 2020, there were no borrowings outstanding under the line.

8.	Payroll Protection Program Loan

The Company received $563,800 and $433,800 in Payroll Protection Program loans in April 2020 and March 2021, respectively, pursuant to the Paycheck Protection Program loan (“PPP”) administered by the U.S. Small Business Administration through its bank. The first loan was forgiven in June 2021, and reflected as other income in the accompanying statements of comprehensive loss , except for $32,700 which was repaid by the Company. The remaining loan bears interest at 1% per annum and matures in March 2026 and contains no collateral or guarantee requirements. The Company expects to apply and receive forgiveness for the second loan.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

9.	Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee’s deferral up to 3% of pay, plus 50% of employee’s deferral over 3% of pay up to 5%. Total matching contributions amounted to $90,700 and $84,100 for the years ended June 30, 2021 and 2020, respectively.

10.	Commitments and Contingencies

The Company has a three-year employment contract with its President, effective July 1, 2017, which was extended by mutual agreement for each one year periods ending June 30, 2021 and 2022. The agreement provided for an annual base salary of $175,000 for the year ended June 30, 2018, with subsequent annual increases of 3% or the percentage increase in Consumer Price Index (“CPI”), whichever is higher, plus $25,000 cash bonus for the year ended June 30, 2018, and a discretionary bonus for subsequent years. Bonuses totaling $100,000 and $50,000 were awarded for the years ended June 30, 2021 and 2020, respectively. The agreement also provided for a grant of options to purchase 25,000 shares of the Company’s stock, which were granted during the year ended June 30, 2018.

No shares were granted during the year ended June 30, 2021, and 215,366 shares were authorized to be granted by the Board of Directors during the year ended June 30, 2020, which shares were not available and subject to amendment to the Company’s 2012 Stock Option Plan which was approved in February 2021. The agreement also contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for "cause" or the Presidents terminates her employment for "good reason", the President will have the right to receive a lump sum payment equal to three times the average of her total annual compensation paid for the last five years preceding such termination.

The Company has a three-year employment contract with its President of the Genie Products Division of the Benchtop Laboratory Equipment Operations and Corporate Secretary effective July 1, 2017, which was extended by mutual agreement for each one year period ending June 30, 2021 and 2022. The agreement provides for an annual base salary of $153,000 for the year ended June 30, 2018, with subsequent annual increases of 3% or percentage increase in the CPI, whichever is higher, plus $10,000 cash bonus for the year ended June 30, 2018, and a discretionary bonus for subsequent years. No bonus was awarded for the year ended June 30, 2021 and a $5,000 bonus was awarded in 2020. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No options were granted during the year ended June 30, 2021 or 2020.

The Company has a three-year employment contract with its President and Director of Marketing of Torbal Products Division of the Benchtop Laboratory Equipment Operations and Director of Marketing effective July 1, 2017, which was extended by mutual agreement for each one year periods ending June 30, 2021 and 2022. The agreement provides for an annual base salary of $157,000 for the year ended June 30, 2018, with subsequent annual increases of 4% or percentage increase in the CPI, whichever is higher, plus $10,000 cash bonus for the year ended June 30, 2018 and subsequent years, subject to a minimum increase of 5% in the divisions’ EBITDA for the related year. The agreement also provides for a grant of options to purchase 7,500 shares of the Company’s stock, which were granted during the year ended June 30, 2018. No options were granted during the year ended June 30, 2021 or 2020. A performance-based bonus of $10,000 was awarded the years ended June 30, 2020. No bonus was awarded for the year ended June 30, 2021.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

10.	Commitments and Contingencies (Continued)

The Company has a three-year employment contract with its President of Scientific Bioprocessing, Inc., effective July 1, 2020. The agreement provides for an annual base salary of $175,000, with subsequent annual increases of 3% or percentage increase in Consumer Price Index (“CPI”), whichever is higher, plus discretionary bonuses. The agreement also provides for a grant of options to purchase 215,366 shares which were authorized to be granted by the Board of Directors during the year ended June 30, 2020, which shares were not available and subject to amendment to the Company’s 2012 Stock Option Plan which was approved in February 2021.  Prior to July 1, 2020, the officer had a consulting agreement, which terminated upon becoming an employee of the Company. Consulting fees paid under this agreement amounted to $145,000 for the year ended June 30, 2020, respectively plus stock options valued at $36,000 were granted as part of the total compensation under the consulting agreement, for the year ended June 30, 2020.  Bonuses amounting to $100,000 were awarded during the year ended June 30, 2021 and $50,000 in 2020. The employment agreement contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if employee resigns for "good reason"(as such term is defined in the agreement) , the Company shall pay severance payments equal to either one year's salary at the rate of the compensation at the time of termination is employee is terminated within 12 months of the date of the agreement or six months' salary is the employee is terminated after 12 months of the date of the agreement, continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment.

On April 30, 2021, the Company entered into an employment agreement with each of the four managing directors and sellers of Aquila for an indefinite term, which can be terminated by either party upon six months’ written notice in accordance with German law. The agreements, which are identical, stipulate that in calendar year 2021, the employees will receive a salary of 105,000 euros, and a guaranteed bonus of 45,000 euros for a total of 150,000 euros per year on a pro-rata basis, and in calendar year 2022, they will receive a salary of 105,000 euros and a bonus of 45,000 euros, subject to the achievement by aquila of certain targets. In addition, the employment agreements included a one time retention bonus of 10,000 euros upon closing of the acquisition which was paid in May 2021 by Aquila, and a retention bonus of 25,000 euros if the employee does not terminate his employment with the Company within two years after the agreement date or the Company does not terminate his employment for good cause.

The Company has a consulting agreement, which expires on December 31, 2021, with a Director of the Company and his affiliate for product development consulting services. The agreement provides that the consultant be paid a monthly retainer fee of $9,000, plus a grant of 20,000 options which were awarded during the year ended June 30, 2020. Consulting expense related to this agreement amounted to $108,000 and $76,200 for the years ended June 30, 2021 and 2020, respectively.

On July 20, 2020, the Company entered into a two-year consulting agreement with a Director and Chairman of the Board of SBI for consulting on strategic matters of the Company’s Bioprocessing Systems Operations. The agreement provided that the consultant be paid a monthly retainer of 5,000 euros which was increased to 12,500 euros effective March 2021 plus the issuance of 125,000 stock options of the Company which were awarded during the year ended June 30, 2021. Consulting expense related to this agreement amounted to $207,900 for the year ended June 30, 2021 and none in 2020, respectively.

The Company is required to make payments of 30% of the net royalties received from the license and sublicense acquired in the SBI acquisition in fiscal 2014 through December 2023, at which time the related patents will expire. Total contingent consideration payments made for this acquisition amounted to $168,000 and $372,600 for the years ended June 30, 2021 and 2020, respectively.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

10.	Commitments and Contingencies (Continued)

The fair value of contingent consideration estimated to be paid as of June 30, 2021 is as follows:

Year ended June 30,	Amount

2022	$136,600
2023	12,000
2024	11,400

160,000

11.	Leases

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

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) through January 2025 which was amended in September 2021 to increase the space by approximately 25% and lease term through approximately October 2028, a facility in Pittsburgh, Pennsylvania for its Bioprocessing Systems Operations through May 2023, and a facility for sales and administration in Orangeburg, New York through October 2022. The Company had a lease for its discontinued operations through November 2020. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities, and any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

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

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

As of June 30, 2021, the weighted-average remaining lease term for operating lease liabilities was approximately 2.68 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were $289,100 for the year ended June 30, 2021, of which $277,300 was recorded as lease expense.

The Company’s approximate future minimum rental payments under all leases existing at June 30, 2021, through January 2025 are as follows:
Year ended June 30,	Amount

2022	$260,300
2023	245,300
2024	195,900
2025	91,600

Total future minimum payments	$793,100
Less: Imputed interest	(62,100)
Total Present Value of Operating Lease Liabilities	$731,000

12.	Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 21% to the actual tax benefit for the applicable fiscal year was as follows:

	2021	2020

Computed “expected” income tax benefit	$(1,014,300)	$(239,400)
Research and development credits	(93,900)	(89,400)
Rate changes and NOL carrybacks	-	(122,600)
Incentive Stock Option Expense	59,500	13,800
PPP Loan Foregivness	(111,700)	0
Other, net	(7,900)	1,000

Income tax benefit	$(1,152,500)	$(436,600)

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

12.	Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following:

	2021	2020
Deferred tax assets:
Amortization of intangible assets, including goodwill	$374,000	$329,700
Research and development credits	164,600	89,400
Various accruals	64,600	150,700
Stock options expense	383,200	-
Net operating loss	1,515,800	-
Other	24,900	19,400
	2,527,100	589,200
Deferred tax liability:
Depreciation of property and amortization of goodwill	(37,200)	(52,100)

Net deferred tax assets	$2,489,900	$537,100

The company has incurred cumulatively $715,800 of US net operating losses and $800,300 of German net operating losses as of June 30, 2021. These will be carried forward indefinitely without expiration, until fully utilized.  The company expects to fully utilize these losses to offset taxable income in future years.

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2021 and 2020, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company’s policy is to recognize interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ended June 30, 2018 and after. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

13.	Stock Options

Equity awards are measured at each reporting period. Compensation costs are recognized over the period that an employee provides service in exchange for the award. During the years ended June 30, 2021 and 2020, the Company granted 1,094,171 and 25,881 options, respectively, to employees that had a fair value of $7,929,600 and $144,500, respectively. The fair value of the options granted during the years ended June 30, 2021 and 2020, were determined using the Black-Scholes-Merton option-pricing model. The weighted average assumptions used for the years ended June 30, 2021 and 2020, was an expected life of 10 years; risk free interest rate of 1.40% and .89%; volatility of 66% and 74%, and dividend yield of 0% and .08%, respectively. The Company declared no dividends for the years ending June 30, 2021 or 2020. The weighted-average fair value per share of the options granted during the years ended June 30, 2021 and 2020, was $7.25 and $5.58, respectively, and total stock-based compensation costs were $2,108,000 and $65,800 for the years ended June 30, 2021 and 2020, respectively. Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $5,935,000 and $113,400 as of June 30, 2021 and 2020, respectively.

The stockholders approved an amendment to the Company’s 2012 Stock Option Plan (“Plan”) to increase the number of shares available under the Plan by 943,000 shares, from 307,000 to 1,250,000 shares, which, together with 150,000 shares that were added to the Plan in 2020, were registered by the Company on a Form S-8 Registration Statement with the Securities and Exchange Commission on March 15, 2021. The Company’s Board of Directors authorized and approved the grant of Stock Options in June 2020 and July 2020 to three key officers, subject to availability of option shares. In February 2021, upon availability, the Company issued these stock options to the Company’s Chairman of the Board, its Chief Executive Officer and President, and the Vice President of Sales-Americas of Company’s Bioprocessing Systems.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

13.	Stock Options (Continued)

  Option activity is summarized as follows:
	June 30, 2021		June 30, 2020

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Shares under option:
Outstanding, beginning of year	96,586	$4.35	97,205	$3.24
Granted	1,094,171	9.07	25,881	7.47
Exercised	(1,000)	3.05	(24,000)	3.35
Forfeited	(9,000)	3.11	(2,500)	3.08

Outstanding, end of year	1,180,757	$8.73	96,586	$4.35

Options exercisable at year-end	296,821	$7.69	49,236	$3.29

Weighted average fair value per share of options granted during the fiscal year		$7.25		$5.58

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

13.	Stock Options (Continued)

	As of June 30, 2021 Options Outstanding			As of June 30, 2021 Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$5.35 - $ 11.30	1,120,052	9.35	$9.03	238,351	$8.76

$2.91 - $ 4.65	60,705	5.28	$3.36	58,470	$3.32

	1,180,757			296,821

	As of June 30, 2020 Options Outstanding			As of June 30, 2020 Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$5.35 - $ 11.30	25,881	9.87	$7.47	-	$0.00

$2.91 - $ 4.65	70,705	6.46	$3.33	49,236	$3.29

	96,586			49,236

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

14.	Earnings (Loss) Per Common Share

The Company presents the computation of earnings per share (“EPS”) on a basic basis. Basic EPS is computed by dividing net income or loss by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. The following table sets forth the weighted average number of common shares outstanding for each period presented.

	2021	2020

Weighted average number of common shares outstanding	3,189,602	1,515,103
Effect of dilutive securities:	-	-
Weighted average number of dilutive common shares outstanding	3,189,602	1,515,103

Basic and diluted loss per common share:

Continuing operations	$(0.97)	$(.30)
Discontinued operations	$(0.18)	$(.16)
Consolidated operations	$(1.15)	$(.46)

Approximately 88,691 and 2,481,783 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended June 30, 2021. Approximately 54,513 and 1,349,850 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended June 30, 2020.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

15.	Equity

At the 2020 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s Common stock by 3,000,000 shares from 7,000,000 to 10,000,000 shares, and a further amendment was approved by a majority of the Company’s shareholders on June 17, 2021 increasing the authorized shares to 15,000,000.

On June 18, 2020, the Company entered into a securities purchases agreement in the amount of $6,074,400 with several accredited investors for the sale and issuance of 1,349,850 shares of the Company’s Common Stock at an offering price of $4.50 per share and warrants to purchase up to 1,349,850 shares of the Company’s Common Stock exerciseable at $9.00 per share. The issuance cost realated to this stock issuance amounted to approximately $70,000.  The proceeds were used to fund the operations of the Company’s Bioprocessing Systems Operations. The warrants were immediately exercisable and expire five years from the date of issuance. If at any time commencing twelve months from the date of the agreement, but before the expiration of the warrant, the volume weighted average price of the Company’s Common Stock exceeds $18 per share for each of thirty consecutive days, the Company may at any time in its sole discretion, call for the exercise of the Warrants, in their entirety.

On April 29, 2021, the Company received proceeds of approximately $7,580,400 from the sale of its securities to private investors upon the issuance of 1,595,880 shares of the Company’s Common Stock at an offering price of $4.75 per share which included warrants to purchase up to 797,940 shares of the Company’s Common Stock exercisable at $9.50 per share.  The issuance costs related to this stock issuance amounted to approximately $581,000.  In June 2021, the Company received an additional $9.5 million through the sale of an additional 2,000,000 shares of the Company’s Common Stock at $4.75 per share which also included warrants to purchase up to 999,993 of the Company's Common Stock exercisable at $9.50 per share. The issuance costs related to this stock issuance amounted to approximately $425,400.   These warrants are exercisable immediately and expire five years from date of issuance. The Company utilized the services of brokers for both transactions and incurred a total of approximately $1.0 million in issuance related costs for broker and legal fees. The Company was required under a registration rights agreement to register the shares, which it did through an S-1 Registration Statement filed with the Securities and Exchange Commission, which became effective on August 13, 2021. The proceeds were used for the Aquila acquisition with the remainder being used to fund the Bioprocessing Systems Operations.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

16. Acquisition of Aquila Biolabs GmbH

Effective April 29, 2021, pursuant to a Stock Purchase Agreement ("SPA") the Company acquired all the outstanding capital stock of Aquila biolabs GmbH, a German start-up company engaged from its facility in Baesweiler, Germany in the design, production, and sale of bioprocessing systems and products which focus on the control and analysis of bioprocesses in bioreactors and incubation shakers for an aggregate purchase price of $7,880,100 in cash upon closing. Aquila’s principal customers are universities, pharmaceutical companies, and industrial companies. The products are sold primarily on a direct basis and to a lesser extent, through distributors.

The acquisition was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) in which the Company is treated as the accounting acquirer. In accordance with ASC 805, the assets acquired and liabilities assumed have been measured at fair value.

 For purposes of measuring the estimated fair value, where applicable, of the assets acquired and liabilities assumed, as reflected in the unaudited pro forma condensed consolidated financial information, the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) has been applied, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Under ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred.

Management of the Company allocated the purchase price based on its valuation of the assets acquired and liabilities assumed as follows:

	Amount	Useful life
Fair value of assets acquired

Current assets:

Cash and cash equivalents	$201,100
Accounts receivable	159,200
Inventory	187,500
Prepaid expenses and other current assets	25,400
Property, plant and equipment	40,200
Deferred tax asset	800,300
Tradename	452,300	6 years
Non-compete agreements	784,500	4 years
IPR&D	742,100	5 years
Customer relationships	252,200	9 years
Patents and other intangibles	286,200	7 years
Total assets acquired	$3,931,000

Fair value of liabilities assumed:

Accounts payable	$(39,300)
Accrued expenses	(90,300)
Other current liabilities	(59,400)
Total liabilities assumed	(189,000)

Total identifiable net assets	3,742,000
Fair value of consideration transferred	7,880,100
Goodwill	$4,138,100

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

16. Acquisition of Aquila Biolabs GmbH (continued)

Accounting Periods Presented

Aquila’s fiscal year ended on December 31. Its historical results have been aligned to more closely conform to the Company’s June 30 fiscal year end by taking Aquila’s interim financial results for six months ended December 31, 2019 and for the six months ended June 30, 2020. In addition, certain historical Aquila balances have been reclassified to conform to the pro forma consolidated presentation. There were no transactions between the two companies during the period presented. No pro forma adjustments were made to conform Aquila’s accounting policies which follow Germany’s generally accepted accounting principles (“German GAAP”) to the Company’s accounting principles, as any differences were deemed immaterial.

Unaudited Pro forma information is as follows:

(In $000’s)	6/30/2020
Revenues	$9,346
Net loss	(1,650)
Earnings per share
Diluted	$(0.37)
Basic	(0.37)

These pro forma results do not represent financial results that would have been realized had the acquisition actually occurred on July 1, 2019, nor are they intended to be a projection of future results. For additional information, please refer to the Company’s current report on Form 8-KA, filed on July12, 2021.

17. Discontinued Operations

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

Assets:	June 30, 2021	June 30, 2020
Accounts receivable	$52,000	$-
Inventories	3,300	343,700
Property and equipment, net	-	1,400
Goodwill	-	447,900

Discontinued operations	$55,300	$793,000

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

  17. Discontinued Operations (continued)

Liabilities:	June 30, 2021	June 30, 2020
Accounts payable	$-	$20,100
Accrued expenses and taxes	20,700	120,700
Contract liabilities	16,500	69,000
Operating lease liabilities, current portion	-	31,100

	$37,200	$240,900

	Twelve Months Ended
	June 30, 2021	June 30, 2020
Revenues	$387,700	$785,900
Cost of goods sold	471,800	869,900
Gross profit	(84,100)	(84,000)
Selling, general and administrative expenses	280,400	388,500
Loss from operations	(364,500)	(472,500)
Loss on disposal	(405,400)	--
Loss before income tax benefit	(769,900)	(472,500)
Income tax benefit, all deferred	(207,400)	(222,600)
Net income (loss) attributable to discontinued operations	$(562,500)	$(249,900)

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash (used) and provided by operating activities from discontinued operations for twelve months ended June 30, 2021 and June 30, 2020 was ($75,000) and $66,100, respectively. Cash provided by investing activities from discontinued operations for the twelve months ended June 30, 2021 was $440,000 and $2,200 for the twelve months ended June 30, 2020. There was no cash provided or used by the discontinued operations for financing activities for both the current and prior year periods.