Form 10-Q
period 2021-09-30
SCIENTIFIC INDUSTRIES INC
filed 2021-11-15
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of November 5, 2021 is 6,458,143 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,268,700	$9,675,200
Investment securities	6,985,800	3,744,600
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at September 30, 2021 and June 30, 2021	1,493,200	1,294,700
Inventories	3,094,700	2,977,100
Income tax receivable	66,000	333,300
Prepaid expenses and other current assets	502,100	350,900
Assets of discontinued operations	56,200	55,300
Total current assets	17,466,700	18,431,100

Property and equipment, net	435,300	412,600
Goodwill	4,395,400	4,395,400
Other intangible assets, net	2,418,900	2,557,800
Deferred taxes	2,812,500	2,489,900
Operating lease right-of-use assets	631,300	665,300
Other assets	54,200	54,300

Total assets	$28,214,300	$29,006,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$620,500	$453,500
Accrued expenses	542,700	633,500
Contingent consideration, current portion	136,600	136,600
Bank overdraft	-	321,700
Lease liabilities, current portion	234,000	270,500
Payroll Protection Program loan	433,800	433,800
Liabilities of discontinued operations	26,400	37,200
Total current liabilities	1,994,000	2,286,800

Contingent consideration payable, less current portion	23,400	23,400
Lease liabilities, less current portion	469,200	460,500
Other long-term liabilities	-	10,900

Total liabilities	2,486,600	2,781,600

Shareholders’ equity:
Common stock, $.05 par value; 15,000,000 shares authorized; 6,477,945 shares issued; 6,458,143 shares outstanding at September 30, 2021 and June 30, 2021	324,000	324,000
Additional paid-in capital	27,288,900	26,613,500
Accumulated comprehensive gain (loss)	27,100	(9,200)
Accumulated deficit	(1,859,900)	(651,100)
	25,780,100	26,277,200
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400
Total shareholders’ equity	25,727,700	26,224,800

Total liabilities and shareholders’ equity	$28,214,300	$29,006,400

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Month Period Ended September 30, 2021	For the Three Month Period Ended September 30, 2020

Revenues	$2,854,500	$2,019,200

Cost of revenues	1,340,900	962,500

Gross profit	1,513,600	1,056,700

Operating expenses:
General and administrative	1,465,700	519,200
Selling	935,800	493,900
Research and development	636,500	244,300

Total operating expenses	3,038,000	1,257,400

Loss from operations	(1,524,400)	(200,700)

Other income (expense):
Other income (expense), net	(7,900)	11,500

Loss from continuing operations before income tax benefit	(1,532,300)	(189,200)

Income tax benefit, deferred	(322,600)	(35,600)

Loss from continuing operations	(1,209,700)	(153,600)

Discontinued operations (Note 9):

Gain (loss) from discontinued operations, net of tax	900	(109,700)

Net loss	(1,208,800)	(263,300)

Comprehensive gain:
Unrealized holding gain on investment securities, net of tax	2,200	-
Foreign currency translation adjustment	34,100	-
Comprehensive gain	36,300	-

Total comprehensive loss	$(1,172,500)	$(263,300)

Basic loss per common share:

Continuing operations	$(.19)	$(.05)
Discontinued operations	$.00	$(.04)
Consolidated operations	$(.19)	$(.09)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional Paid-in	other Comprehensive Income	Retained Earnings (Accumulated	Treasury Stock		Total Shareholders’
Fiscal Year 2022	Shares	Amount	Capital	(Loss)	Deficit)	Shares	Amount	Equity

Balances, July 1, 2021	6,477,945	$324,000	$26,613,500	$(9,200)	$(651,100)	19,802	$52,400	$26,224,800

Net loss	-	-	-	-	(1,208,800)	-	-	(1,208,800)

Foreign currency translation adjustment	-	-	-	34,100	-	-	-	34,100

Unrealized holding gain on investment securities, net of tax	-	-	-	2,200	-	-	-	2,200

Stock-based compensation	-	-	675,400	-	-	-	-	675,400

Balances, September 30, 2021	6,477,945	$324,000	$27,288,900	$27,100	$(1,859,900)	19,802	$52,400	$25,727,700

				Accumulated
	Common Stock		Additional Paid-in	other Comprehensive Income	Retained	Treasury Stock		Total Shareholders’
Fiscal Year 2021	Shares	Amount	Capital	(Loss)	Earnings	Shares	Amount	Equity

Balances, July 1, 2020	2,881,065	$144,100	$8,608,300	$-	$3,021,400	19,802	$52,400	$11,721,400

Net loss	-	-	-	-	(263,300)	-	-	(263,300)

Stock-based compensation	-	-	61,300	-	-	-	-	61,300

Balances, September 30, 2020	2,881,065	$144,100	$8,669,600	$-	$2,758,100	19,802	$52,400	$14,594,100

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Month Period Ended September 30, 2021	For the Three Month Period Ended September 30, 2020
Operating activities:
Net loss	$(1,208,800)	$(263,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,100	40,600
Deferred income tax benefit	(322,600)	(61,100)
Stock-based compensation	675,400	61,300
(Gain) loss on sale of investments	200	(16,800)
Unrealized holding loss of investments	32,800	20,900
Changes in operating assets and liabilities:
Trade accounts receivable	(198,500)	(107,300)
Income tax receivable	267,300	3,300
Right -of- use assets	34,000	(23,300)
Lease liabilities	(27,800)	36,600
Inventories	(117,600)	(56,500)
Prepaid and other current assets	(151,200)	(24,300)
Accounts payable	167,000	177,200
Contract liabilities	-	(6,300)
Bank overdraft	(321,700)	66,300
Other long-term liabilities	(10,800)	-
Accrued expenses	(90,700)	(261,700)

Total adjustments	100,900	(151,100)

Net cash used in operating activities	(1,107,900)	(414,400)

Investing activities:
Purchase of investment securities	(3,982,400)	(3,723,500)
Redemption of investment securities	708,200	33,800
Capital expenditures	(48,900)	(70,500)
Purchase of other intangible assets	-	(16,200)

Net cash used in investing activities	(3,323,100)	(3,776,400)

Financing activities:
Payments of contingent consideration	-	(13,400)

Net cash used in financing activities	-	(13,400)

Effect of changes in foreign currency exchange rates and gain on investment securities	24,500	-

Net decrease in cash and cash equivalents	(4,406,500)	(4,204,200)

Cash and cash equivalents, beginning of year	9,675,200	7,559,700

Cash and cash equivalents, end of period	$5,268,700	$3,355,500

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$-	$500

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:

The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The results for the three months ended September 30, 2021 are not necessarily an indication of the results for the full fiscal year ending June 30, 2022.

1. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary, Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary (discontinued operation as of November 30, 2020), and Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation, and its wholly-owned subsidiaries, Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation, which was acquired on April 29, 2021, (all collectively referred to as the “Company”). On April 30, 2021 Scientific Industries, Inc. contributed 100% of the stock of SBI to SBHI. All material intercompany balances and transactions have been eliminated in consolidation.

COVID-19 Pandemic

The challenges posed by the COVID-19 pandemic on the global economy began to take effect and adversely effected the Company’s operations at the end of the third quarter of the fiscal year ended June 30, 2020. At that time, the Company took appropriate action and put plans in place to diminish the adverse effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action pertaining to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self-quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. The Bioprocessing Systems Operations’ SBI facility was shut down temporarily due to state mandates, however, the impact on operations was immaterial, and the Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’ receipt of two loans under the Federal Government’s Small Business Administration Paycheck Protection Program. The Company received $563,800 and $433,800 in Payroll Protection Program loans in April 2020 and March 2021, respectively. The first loan was forgiven in June 2021 except for $32,700 which was repaid by the Company. The Company expects to apply and receive forgiveness for the second loan. The Company elected to account for its PPP Loans in accordance with Accounting Standards Codification (“ASC”), 470 Debt, with interest, if any, accrued in accordance with the interest method under ASC 835-30, Imputation of Interest. Initially, the Company recognized the entire loan amounts as liabilities on its balance sheets, and remain as liabilities until either the Company is legally released from its obligations or pays the lender. Once the loan is forgiven, the amount forgiven is recorded in the Company’s statement of operations as “Other Income.”

Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes”, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years; this ASU allows for early adoption in any interim period after issuance of the update. The adoption of this standard as of July 1, 2021 did not have a material impact on the Company’s financial statements.

2. Revenue

The Company generates revenues from the following sources: (1) Benchtop Laboratory Equipment, and (2) Bioprocessing Systems.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Three Months Ended September 30, 2021:

Revenues	$2,529,900	$324,600	$2,854,500

Foreign Sales	1,071,800	91,500	1,163,300

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Three Months Ended September 30, 2020:

Revenues	$1,930,300	$88,900	$2,019,200

Foreign Sales	631,900	86,300	718,200

Benchtop Laboratory Equipment sales are comprised primarily of standard benchtop laboratory equipment sold to laboratory equipment distributors, or to end users primarily via e-commerce. The sales cycle from time of receipt of order to shipment is short ranging from a day to a few weeks. Customers either pay by credit card (online sales) or Net 30-90 days, depending on the customer. Once the item is shipped under the terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. The standard warranty is typically one or two years, covering parts and labor, and is deemed immaterial. Revenue is recognized at the point in time when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.

Bioprocessing Systems revenues consist of royalty revenues generated through SBI and product revenues generated primarily through Aquila. Royalty revenues are earned by the Company under a licensing agreement from a single licensee and its sublicenses. The license agreement includes two United States patents, one which expired in August 2021 and another which will expire in December 2023. The Company is obligated to pay 50% of all royalties earned to the entity that licenses the intellectual property to the Company.

3. Segment Information and Concentrations

The Company views its operations as two segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”); and the design, manufacture, and marketing of bioprocessing systems and products and related royalty income (“Bioprocessing Systems”).

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended September 30, 2021:

Revenues	$2,529,900	$324,600	$-	$2,854,500

Foreign Sales	1,071,800	91,500	-	1,163,300

Income (Loss) From Operations	561,600	(1,685,500)	(400,500)	(1,524,400)

Assets	9,689,700	8,670,100	9,854,500	28,214,300

Long-Lived Asset Expenditures	33,800	15,100	-	48,900

Depreciation and Amortization	22,800	142,300	-	165,100

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended September 30, 2020:

Revenues	$1,930,300	$88,900	$-	$2,019,200

Foreign Sales	631,900	86,300	-	718,200

Income (Loss) From Operations	383,800	(532,300)	(52,200)	(200,700)

Assets	5,871,900	775,700	7,946,500	14,594,100

Long-Lived Asset Expenditures	21,800	64,900	-	86,700

Depreciation and Amortization	26,300	14,000	-	40,300

Approximately 52% and 47% of net sales of Benchtop Laboratory Equipment for the three months ended September 30, 2021 and 2020, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 20% and 27% of total Benchtop Laboratory Equipment sales were derived from the Torbal Scales Division for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, respectively, three customers accounted for approximately 22% and 23% of net sales of the Benchtop Laboratory Equipment Operations (19% and 22% of the Company’s total revenues), respectively.

Sales of products from Aquila of the Bioprocessing Systems Operations, amounted to $168,200 for the three months ended September 30, 2021 and none in the corresponding prior year period.

4. Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2021 and June 30, 2021 according to the valuation techniques the Company used to determine their fair values:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,268,700	$5,268,700	$-	$-
Investment securities	6,985,800	6,878,200	107,600	-

Total	$12,254,500	$12,146,900	$107,600	$-

Liabilities:
Contingent consideration	$160,000	$-	$-	$160,000

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,675,200	$9,675,200	$-	$-
Investment securities	3,744,600	2,920,600	824,000	-

Total	$13,419,800	$12,595,800	$824,000	$-

Liabilities:
Contingent consideration	$160,000	$-	$-	$160,000

Investments in marketable securities by security type at September 30, 2021 and June 30, 2021 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain
At September 30, 2021:
Equity securities	$112,100	$159,200	$47,100
Mutual funds	6,714,600	6,719,000	4,400
Debt securities	105,400	107,600	2,200

	$6,932,100	$6,985,800	$53,700

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2021:
Equity securities	$102,200	$154,100	$51,900
Mutual funds	2,752,400	2,766,500	14,100
Debt securities	832,700	824,000	(8,700)

	$3,687,300	$3,744,600	$57,300

5. Inventories

	September 30, 2021	June 30, 2021
Raw materials	$2,139,200	$2,170,400
Work-in-process	91,900	39,600
Finished goods	863,600	767,100
	$3,094,700	$2,977,100

6. Goodwill and Finite Lived Intangible Assets

Goodwill amounted to $4,395,400 at September 30, 2021 and June 30, 2021, all of which is expected to be deductible for tax purposes.

The components of finite lived intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At September 30, 2021:
Technology, trademarks	5-10 yrs.	$364,700	$363,000	$1,700
Trade names	3-6 yrs.	592,300	171,500	420,800
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	112,600	259,600
Sublicense agreements	10 yrs.	294,000	290,300	3,700
Non-compete agreements	4-5 yrs.	1,060,500	357,500	703,000
IPR&D	3-5 yrs.	852,100	172,000	680,100
Patents	5-7 yrs.	591,500	241,500	350,000

		$4,337,300	$1,918,400	$2,418,900

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2021:
Technology, trademarks	5-10 yrs.	$364,700	$362,200	$2,500
Trade names	3-6 yrs.	592,300	152,600	439,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	102,400	269,800
Sublicense agreements	10 yrs.	294,000	283,000	11,000
Non-compete agreements	4-5 yrs.	1,060,500	308,600	751,900
IPR&D	3-5 yrs.	852,100	134,800	717,300
Patents	5-7 yrs.	591,500	225,900	365,600

		$4,337,300	$1,779,500	$2,557,800

Total amortization expense was $138,900 and $15,800 for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, estimated future amortization expense related to intangible assets is $386,800 for the remainder of the fiscal year ending June 30, 2022, $520,300 for fiscal 2023, $508,800 for fiscal 2024, $474,100 for fiscal 2025, $272,400 for fiscal 2026 and $256,500 thereafter.

7. Loss Per Common Share

The Company presents the computation of earnings per share (“EPS”) on a basic basis. Basic EPS is computed by dividing net income, if any, by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive; accordingly, no dilution is shown for loss periods. The following table sets forth the weighted average number of common shares outstanding for each period presented.

	September 30, 2021	September 30, 2020

Weighted average number of common shares outstanding	6,458,143	2,861,263
Effect of dilutive securities:	-	-
Weighted average number of dilutive common shares outstanding	6,458,143	2,861,263

Basic loss per common share:

Continuing operations	$(.19)	$(.05)
Discontinued operations	$(.00)	$(.04)
Consolidated operations	$(.19)	$(.09)

Approximately 539,357 and 3,246,984 shares of the Company's common stock issuable upon the exercise of options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended September 30, 2021. Approximately, 126,700 and 1,349,850 shares of the Company’s common stock issuable upon the exercise of outstanding options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended September 30, 2020.

8. Leases

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) through January 2025 which was amended effective October 2021, toincrease the space by approximately 25% and lease term through approximately October 2028, a facility in Pittsburgh, Pennsylvania for its Bioprocessing Systems Operations through May 2023, and a facility for sales and administration in Orangeburg, New York through October 2022. The Company had a lease for its discontinued operations through November 2020. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities, and any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below.

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

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on an excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as lease expenses in the period incurred. The Company’s lease agreements do not contain residual value guarantees

The Company elected available practical expedients for existing or expired contracts of lessees whereby the Company is not required to reassess whether such contracts contain leases, the lease classification or the initial direct costs. The Company is not utilizing the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of its ROU assets. The Company utilized the transition method allowing entities to only apply the new lease standard in the year of adoption.

8. Leases (continued)

As of September 30, 2021, the weighted-average remaining lease term for operating lease liabilities was approximately 2.5 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were approximately $68,300, for the three months ended September 30, 2021 of which $62,600 was recorded as leases expense.

The Company’s approximate future minimum rental payments under all leases existing at September 30, 2021 through January 2025 are as follows:

Fiscal year ending June 30,	Amount
Remainder of 2022	$209,000
2023	261,100
2024	195,900
2025	91,600

Total future minimum payments	$757,600
Less imputed interest	(54,400)

Total Present Value of Operating Lease Liabilities	$703,200

9. Discontinued Operations

Effective November 30, 2020, as part of its strategic shift to becoming a life sciences tool provider, the Company sold its operations relating to the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical petrochemical companies sold on direct basis (the “ Catalyst Research Instruments Operations” through the sale by Altamira of substantially all of its assets, and inventory to Beijing JWGB Sci. & Tech. Co. Ltd., a corporation formed under the laws of the People’s Republic of China (“JWGB”) for $440,000 which was fully paid in cash by January 2021, resulting in a $405,400 pre-tax loss. To preserve business continuity for the buyer, Altamira agreed to purchase certain components on behalf of JWGB for which JWGB agreed to reimburse Altamira. The Company retained all its receivables and payables related to sales made prior to November 30, 2020, certain inventory related to two work-in-process orders that will be shipped by the end of the fiscal year ending June 30, 2022, product warranty and other miscellaneous liabilities related to certain employee benefits, and expenses related to the closure of the Altamira facility, which was completed at the end of December 2020.

As a result of the disposal described above, the operating results of the former Catalyst Research Instruments Operations segment have been presented as discontinued operations in the balance sheets, the statements of operations, and the statements of cash flows, as detailed below.

Assets:	September 30, 2021	June 30, 2021
Cash	$900	$-
Accounts receivable	52,000	52,000
Inventories	3,300	3,300

Discontinued operations	$56,200	$55,300

Liabilities:	September 30, 2021	June 30, 2021
Accrued expenses and taxes	$9,900	$20,700
Contract liabilities	16,500	16,500

	$26,400	$37,200

9. Discontinued Operations (continued)

	September 30, 2021	September 30, 2020
Revenues	$1,200	$137,100
Cost of goods sold	-	184,200
Gross profit	1,200	(47,100)
Selling, general and administrative expenses	300	88,100
Loss from operations before income tax benefit	900	(135,200)
Income tax benefit, deferred	-	(25,500)
Net income (loss) attributable to discontinued operations	$900	$(109,700)

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations for three months ended September 30, 2021 and September 30, 2020 was $900 and $245,700, respectively. There was no cash provided by or used in investing or financing activities for both periods.

10. Acquisition of Aquila Biolabs GmbH

Effective April 29, 2021, pursuant to a Stock Purchase Agreement ("SPA") the Company acquired all the outstanding capital stock of Aquila, a German start-up company engaged from its facility in Baesweiler, Germany in the design, production, and sale of bioprocessing systems and products which focus on the control and analysis of bioprocesses in bioreactors and incubation shakers for an aggregate purchase price of $7,880,100 in cash upon closing. Aquila’s principal customers are universities, pharmaceutical companies, and industrial companies. The products are sold primarily on a direct basis and to a lesser extent, through distributors.

The acquisition was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”) in which the Company is treated as the accounting acquirer. Accordingly, the assets acquired and liabilities assumed have been measured at estimated fair value.

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

Management of the Company allocated the purchase price based on its estimated valuation of the assets acquired and liabilities assumed as follows:

	Amount	Useful life
Fair value of assets acquired:
Current assets:
Cash and cash equivalents	$201,100
Accounts receivable	159,200
Inventory	187,500
Prepaid expenses and other current assets	25,400
Property, plant and equipment	40,200
Deferred tax asset	800,300
Tradename	452,300	6 years
Non-compete agreements	784,500	4 years
IPR&D	742,100	5 years
Customer relationships	252,200	9 years
Patents and other intangibles	286,200	7 years
Total assets acquired	$3,931,000

Fair value of liabilities assumed:
Accounts payable	$(39,300)
Accrued expenses	(90,300)
Other current liabilities	(59,400)
Total liabilities assumed	$(189,000)

Total identifiable net assets	$3,742,000
Fair value of consideration transferred	7,880,100
Goodwill	$4,138,100

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

Overview. The Company’s results reflect the results from the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations, which includes three months of results for Aquila, following its acquisition on April 29, 2021. The Company realized a loss from continuing operations before income tax benefit of $1,532,700 for the three months ended September 30, 2021 compared to a loss from continuing operations before income tax benefit of $189,200 for the three months ended September 30, 2020, primarily due to increased operating expenses of its Bioprocessing Systems Operations, which included significant amounts for product development, sales and marketing, and non-cash compensation expense related to stock options, partially offset by the profits generated by increased sales of the Benchtop Laboratory Equipment Operations.

COVID-19 Pandemic. The Company has not experienced and does not expect to experience any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies, and pharmaceutical companies, which have benefitted from the Pandemic due to the nature of the products and have the ability to pay. The Company also has not experienced and does not expect to experience any material impairment to its tangible and intangible assets, system of internal controls, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic, which are uncertain and cannot be predicted at this time. The Company has experienced some delays from its supply chain which has had an immaterial impact on its business with delayed delivery of some products to its customers, however this is deemed temporary and does not affect the Company’s major product – the Vortex-Genie 2. In addition, due to the travel restrictions imposed by the United States and other governments worldwide, Company personnel has been and may be restricted in the future from traveling to conduct its operations including site visits, customer visits and installations, vendor facility visits, and other sales and marketing related travel that can negatively impact the Company. The operations of Aquila were negatively affected in their ability to secure new orders because Aquila had historically relied on face-to-face meetings at trade shows for its sales opportunities. While it has participated in virtual trade shows, management believes that certain sales opportunities were lost as a result.

Results of Operations. Net revenues for the three months ended September 30, 2021 increased $835,400 (41.4%) to $2,854,500 from $2,019,100 for the three months ended September 30, 2020, reflecting an increase of $599,500 (31.1%) in net sales of Benchtop Laboratory Equipment primarily due to sales of its Genie brand products, which are used in COVID related research and testing. The Benchtop Laboratory Equipment sales reflected $509,800 of Torbal® brand product sales for the three months ended September 30, 2021, compared to $517,700 for the three months ended September 30, 2020 primarily due to decreased sales of pharmacy scales, partially offset by increased sales of its new automated VIVID pill counter. Revenues derived from the Bioprocessing Systems Operations increased by $235,900 (265.7%) to $324,600 for the three months ended September 30, 2021 compared to $88,900 for the three months ended September 30, 2020 due to product revenues of $168,200 derived from Aquila.

The gross profit percentage on a combined basis was 53.0% for the three months ended September 30, 2021 compared to 52.3% for the three months ended September 30, 2020 due primarily to increased margins for the Benchtop Laboratory Equipment Operations due to increased sales of higher profit margin products.

General and administrative expenses for the three months ended September 30, 2021 increased by $946,500 (182.3%) to $1,465,700 from $519,200 for the three months ended September 30, 2020 due primarily to stock option compensation-related costs, newly incurred costs by Aquila of the Bioprocessing Systems Operations, and corporate expenses.

Selling expenses for the three months ended September 30, 2021 increased $441,900 (89.5%) to $935,800 from $493,900 for the three months ended September 30, 2020 which were incurred primarily by the by the Bioprocessing Systems operations for sales and marketing personnel, sales and marketing activities, and stock option compensation-related costs.

Research and development expenses increased by $392,200 (160.5%) to $636,500 for the three months ended September 30, 2021 compared to $244,300 for the three months ended September 30, 2020, mainly due to product development costs incurred by the Bioprocessing Systems Operations’ Aquila operation which was acquired in the fourth quarter of fiscal 2021.

Total other income (expense), net was ($7,900) for the three months ended September 30, 2021 compared to $11,500 for the three months ended September 30, 2020 due to holding losses on investment securities.

The Company reflected income tax benefit for continuing operations of $322,600 for the three months ended September 30, 2021 compared to income tax benefit of $35,600 for the three months ended September 30, 2020, primarily due to the increased loss.

As a result of the foregoing, the Company recorded a loss from continuing operations of $1,209,700 for the three months ended September 30, 2021 compared to a loss from continuing operations of $153,600 for the three months ended September 30, 2020.

The Company reflected a gain from discontinued operations of $900 for the three months ended September 30, 2021, compared to a $109,700 loss for the three months ended September 30 2020, due to insignificant activity during the current year period.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $4,406,500 to $5,268,700 as of September 30, 2021 from $9,675,200 as of June 30, 2021, due primarily the Company’s purchases of investment securities and the loss during the period.

Net cash used in operating activities was $1,107,900 for the three months ended September 30, 2021 compared to $414,400 during the three months ended September 30, 2020, primarily as a result of the increased loss incurred for the current period. Net cash used in investing activities was $3,323,100 for the three months ended September 30, 2021 compared to $3,776,400 used during the three months ended September 30, 2020 principally due to purchases and redemptions of investments, and to a lesser extent new capital equipment. Net cash used in financing activities was $13,400 for the three months ended September 30, 2020 all due to contingent consideration payments made to sellers of the Bioprocessing Systems Operations. There were no financing activities during the three months ended September 30, 2021.

The Company's working capital decreased by $671,600 to $15,472,700 as of September 30, 2021 compared to $16,144,300, as of June 30, 2021 due to the loss generated during the period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission's rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description

31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

Current Report filed on Form 8-K/A dated July 12, 2021 reporting under Item 2.01.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: November 15, 2021	/s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Chief Financial Officer and Treasurer

