Form 10-Q
period 2021-12-31
SCIENTIFIC INDUSTRIES INC
filed 2022-02-16
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of February 4, 2022 is 6,458,143 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,297,000	$9,675,200
Investment securities	6,873,500	3,744,600
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at December 31, 2021 and June 30, 2021	1,344,800	1,294,700
Inventories	3,615,000	2,977,100
Income tax receivable	66,000	333,300
Prepaid expenses and other current assets	580,600	350,900
Assets of discontinued operations	10,500	55,300
Total current assets	16,787,400	18,431,100

Property and equipment, net	522,600	412,600
Goodwill	4,395,400	4,395,400
Other intangible assets, net	2,350,400	2,557,800
Deferred taxes	3,223,200	2,489,900
Operating lease right-of-use assets	1,511,000	665,300
Other assets	62,500	54,300

Total assets	$28,852,500	$29,006,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$914,800	$453,500
Accrued expenses	601,600	633,500
Contingent consideration	100,000	136,600
Bank overdraft	158,300	321,700
Lease liabilities, current portion	175,700	270,500
Paycheck Protection Program loan	-	433,800
Liabilities of discontinued operations	13,200	37,200
Total current liabilities	1,963,600	2,286,800

Contingent consideration payable, less current portion	-	23,400
Lease liabilities, less current portion	1,399,400	460,500
Other long-term liabilities	-	10,900

Total liabilities	3,363,000	2,781,600

Shareholders’ equity:
Common stock, $.05 par value; 15,000,000 shares authorized; 6,477,945 shares issued; 6,458,143 shares outstanding at December 31, 2021 and June 30, 2021	324,000	324,000
Additional paid-in capital	27,879,900	26,613,500
Accumulated comprehensive gain (loss)	94,400	(9,200)
Accumulated deficit	(2,756,400)	(651,100)
	25,541,900	26,277,200
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400
Total shareholders’ equity	25,489,500	26,224,800

Total liabilities and shareholders’ equity	$28,852,500	$29,006,400

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Month Period Ended December 31,	For the Three Month Period Ended December 31,	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2021	2020	2021	2020

Revenues	$2,904,200	$2,717,400	$5,758,600	$4,736,500

Cost of revenues	1,495,400	1,311,300	2,836,300	2,273,700

Gross profit	1,408,800	1,406,100	2,922,300	2,462,800

Operating expenses:
General and administrative	1,366,200	536,900	2,831,900	1,056,100
Selling	1,007,100	778,900	1,942,800	1,272,800
Research and development	880,300	329,700	1,516,800	574,000

Total operating expenses	3,253,600	1,645,500	6,291,500	2,902,900

Loss from operations	(1,844,800)	(239,400)	(3,369,200)	(440,100)

Other income:
Other income, net	496,800	18,200	466,200	16,200
Interest income	26,700	35,300	49,400	48,900
Total other income, net	523,500	53,500	515,600	65,100

Loss from continuing operations before income tax benefit	(1,321,300)	(185,900)	(2,853,600)	(375,000)

Income tax benefit, deferred	(414,700)	(47,600)	(737,300)	(94,100)

Loss from continuing operations	(906,600)	(138,300)	(2,116,300)	(280,900)

Discontinued operations (Note 9):

Gain (loss) from discontinued operations, net of tax	10,100	(474,200)	11,000	(594,900)

Net loss	(896,500)	(612,500)	(2,105,300)	(875,800)

Comprehensive gain (loss):
Unrealized holding loss on investment securities, net of tax	(2,600)	-	(400)	-
Foreign currency translation adjustment	69,900	-	104,000	-
Comprehensive gain	67,300	-	103,600	-

Total comprehensive loss	$(829,200)	$(612,500)	$(2,001,700)	$(875,800)

Basic loss per common share

Continuing operations	$(.14)	$(.05)	$(.33)	$(.10)
Discontinued operations	$.00	$(.17)	$.00	$(.21)
Consolidated operations	$(.14)	$(.22)	$(.33)	$(.31)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional Paid-in	other Comprehensive Income	Retained Earnings (Accumulated	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	(Loss)	Deficit)	Shares	Amount	Equity

Balances, July 1, 2021	6,477,945	$324,000	$26,613,500	$(9,200)	$(651,100)	19,802	$52,400	$26,224,800

Net loss	-	-	-	-	(1,208,800)	-	-	(1,208,800)

Foreign currency translation adjustment	-	-	-	34,100	-	-	-	34,100

Unrealized holding gain on investment securities, net of tax	-	-	-	2,200	-	-	-	2,200

Stock-based compensation	-	-	675,400	-	-	-	-	675,400

Balances, September 30, 2021	6,477,945	324,000	27,288,900	27,100	(1,859,900)	19,802	52,400	25,727,700

Net loss	-	-	-	-	(896,500)	-	-	(896,500)

Foreign currency translation adjustment	-	-	-	69,900	-	-	-	69,900

Unrealized holding loss on investment securities, net of tax	-	-	-	(2,600)	-	-	-	(2,600)

Stock-based compensation	-	-	591,000	-	-	-	-	591,000

Balances, December 31, 2021	6,477,945	$324,000	$27,879,900	$94,400	$(2,756,400)	19,802	$52,400	$25,489,500

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance, July 1, 2020	2,881,065	$144,100	$8,608,300	$3,021,400	19,802	$52,400	$11,721,400

Net loss	-	-	-	(263,300)	-	-	(263,300)

Stock-based compensation	-	-	61,300	-	-	-	61,300

Balance, September 30, 2020	2,881,065	144,100	8,669,600	2,758,100	19,802	52,400	11,519,400

Net loss	-	-	-	(612,500)	-	-	(612,500)

Stock-based compensation	-	-	76,100	-	-	-	76,100

Balance, December 31, 2020	2,881,065	$144,100	$8,745,700	$2,145,600	19,802	$52,400	$10,983,000

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Month Period Ended December 31,	For the Six Month Period Ended December 31,
	2021	2020
Operating activities:
Net loss	$(2,105,300)	$(875,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(4,000)	(33,300)
Unrealized holding loss on investments	32,600	25,700
Extinguishment of debt	(433,800)	-
Depreciation and amortization	327,300	83,000
Deferred income taxes	(733,300)	(274,000)
Loss on disposal of subsidiary	-	405,400
Stock-based compensation	1,266,400	137,400
Change in fair value of contingent consideration	(60,000)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(50,100)	(490,500)
Inventories	(637,900)	(53,500)
Carrying value of right of use assets	(1,600)	9,800
Income tax receivable	267,300	1,200
Prepaid and other current assets	(229,700)	(205,600)
Accounts payable	461,300	266,900
Contract liabilities	-	(20,000)
Bank overdraft	(163,400)	181,900
Other assets	(8,200)	-
Discontinued operations	20,800	-
Other long-term liabilities	(10,900)	-
Accrued expenses and taxes	(31,900)	(376,400)
Total adjustments	10,900	(342,000)

Net cash used in operating activities	(2,094,400)	(1,217,800)

Investing activities:

Redemption of investment securities	844,300	544,800
Purchase of investment securities	(4,001,200)	(5,990,200)
Proceeds from sale of discontinued operations	-	342,400
Capital expenditures	(163,400)	(82,900)
Purchase of other intangible assets	(66,500)	(31,300)
Net cash used in investing activities	(3,386,800)	(5,217,200)

Financing activities:

Payments of contingent consideration	-	(13,400)

Net cash used in financing activities	-	(13,400)

Effect of changes in foreign currency exchange rates	103,000	-

Net decrease in cash and cash equivalents	(5,378,200)	(6,448,400)
Cash and cash equivalents, beginning of year	9,675,200	7,559,700
Cash and cash equivalents, end of period	$4,297,000	$1,111,300

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$2,500
Noncash financing activities:
Record right-of-use assets	$941,300	-
Record lease liabilities	$941,300	-

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General:

The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The results for the three and six months ended December 31, 2021 are not necessarily an indication of the results for the full fiscal year ending June 30, 2022.

1. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary, Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary (discontinued operation as of November 30, 2020), Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation, and SBHI’s wholly-owned subsidiaries, Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation, which was acquired on April 29, 2021, (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

COVID-19 Pandemic

The challenges posed by the COVID-19 pandemic on the global economy began to take effect and adversely affected the Company’s operations at the end of the third quarter of the fiscal year ended June 30, 2020. At that time, the Company took appropriate action and put plans in place to diminish the adverse effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action pertaining to COVID-19 preparedness by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self-quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. SBI’s facility was shut down temporarily due to state mandates, however, the impact on operations was minimal, and the Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’s receipt of two loans under the Federal Government’s Small Business Administration Paycheck Protection Program (“PPP”). The Company received $563,800 and $433,800 in PPP loans in April 2020 and March 2021, respectively. The first loan was forgiven in June 2021 except for $32,700 which was repaid by the Company and the second loan was forgiven in full in December 2021. The Company elected to account for its PPP Loans in accordance with Accounting Standards Codification (“ASC”), 470 Debt, with interest, if any, accrued in accordance with the interest method under ASC 835-30, Imputation of Interest. Initially, the Company recognized the entire loan amounts as liabilities on its balance sheets, and remain as liabilities until either the Company is legally released from its obligations or pays the lender. Once the loan is forgiven, the amount forgiven is recorded in the Company’s statement of operations as “Other Income.”

Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes”, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020. The adoption of this standard as of July 1, 2021 did not have a material impact on the Company’s financial statements.

2. Revenue

The Company generates revenues from the following sources: (1) Benchtop Laboratory Equipment, and (2) Bioprocessing Systems.

The following table summarizes the Company’s disaggregation of revenues for the three and six months ended December 31, 2021 and 2020.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Three Months Ended December 31, 2021:

Revenues	$2,501,300	$402,900	$2,904,200

Foreign Sales	959,300	430,000	1,389,300

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Three Months Ended December 31, 2020:

Revenues	$2,507,400	$210,000	$2,717,400

Foreign Sales	1,150,700	206,100	1,356,800

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Six Months Ended December 31, 2021:

Revenues	$5,031,100	$727,500	$5,758,600

Foreign Sales	2,031,100	521,500	2,552,600

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Six Months Ended December 31, 2020:

Revenues	$4,437,600	$298,900	$4,736,500

Foreign Sales	1,782,600	292,400	2,075,000

Benchtop Laboratory Equipment sales are comprised primarily of standard benchtop laboratory equipment sold to laboratory equipment distributors, or to end users primarily via e-commerce. The sales cycle from time of receipt of order to shipment ranges from a day to a few weeks. Customers either pay by credit card (online sales) or Net 30-90 days, depending on the customer. Once the item is shipped under the terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. The standard warranty is typically one or two years, covering parts and labor, and is deemed immaterial. Revenue is recognized at the point in time when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.

Bioprocessing Systems revenues consist of royalty revenues generated through SBI and product revenues generated primarily through Aquila. Royalty revenues are earned by the Company under a licensing agreement from a single licensee and its sublicenses. The license agreement included two United States patents, which expired in August 2021. The Company is obligated to pay 50% of all royalties earned to the entity that licensed the intellectual property to the Company.

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

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended December 31, 2021:

Revenues	$2,501,300	$402,900	$-	$2,904,200

Foreign Sales	959,300	430,000	-	1,389,300

Income (Loss) From Operations	290,100	(1,890,700)	(244,200)	(1,844,800)

Assets	9,715,400	10,064,500	9,072,600	28,852,500

Long-Lived Asset Expenditures	32,800	148,200	-	181,000

Depreciation and Amortization	23,800	138,400	-	162,200

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended December 31, 2020:

Revenues	$2,507,400	$210,000	$-	$2,717,400

Foreign Sales	1,150,700	206,100	-	1,356,800

Income (Loss) From Operations	568,500	(741,800)	(66,100)	(239,400)

Assets	6,140,400	966,400	6,962,800	14,069,600

Long-Lived Asset Expenditures	13,700	13,800	-	27,500

Depreciation and Amortization	26,400	15,800	200	42,400

Approximately 44% and 52% of net sales of Benchtop Laboratory Equipment for the three months ended December 31, 2021 and 2020, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 29% and 23% of total Benchtop Laboratory Equipment sales were derived from the Torbal Scales Division for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, respectively, three customers accounted for approximately 20% for both periods of net sales of the Benchtop Laboratory Equipment Operations (17% and 18% of the Company’s total revenues), respectively.

Sales of products from Aquila of the Bioprocessing Systems Operations, amounted to $332,400 for the three months ended December 31, 2021 and none in the corresponding prior year period.

3. Segment Information and Concentrations (Continued)

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Six Months Ended December 31, 2021:

Revenues	$5,031,100	$727,500	$-	$5,758,600

Foreign Sales	2,031,100	521,500	-	2,552,600

Income (Loss) From Operations	851,700	(3,712,700)	(508,200)	(3,369,200)

Assets	9,715,400	10,064,500	9,072,600	28,852,500

Long-Lived Asset Expenditures	66,600	163,300	-	229,900

Depreciation and Amortization	46,600	280,700	-	327,300

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Six Months Ended December 31, 2020:

Revenues	$4,437,600	$298,900	$-	$4,736,500

Foreign Sales	1,782,600	292,400	-	2,075,000

Income (Loss) From Operations	952,300	(1,274,100)	(118,300)	(440,100)

Assets	6,140,400	966,400	6,962,800	14,069,600

Long-Lived Asset Expenditures	35,500	78,700	-	114,200

Depreciation and Amortization	52,700	29,800	500	83,000

Approximately 48% and 50% of total benchtop laboratory equipment sales (42% and 47% of total revenues) for the six months ended December 31, 2021 and 2020, respectively, were derived from the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 25% for both periods of total benchtop laboratory equipment sales (22% and 23% of total revenues) were derived from the Torbal Scales Division for the six months ended December 31, 2021 and 2020, respectively. For the six months ended December 31, 2021 and 2020, three customers accounted for approximately 21% for both periods of net sales of the Benchtop Laboratory Equipment Operations (18% and 20% of the Company’s total revenues), respectively.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021 and June 30, 2021 according to the valuation techniques the Company used to determine their fair values:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,297,000	$4,297,000	$-	$-
Investment securities	6,873,500	6,873,500	-	-

Total	$11,170,500	$11,170,500	$-	$-

Liabilities:
Contingent consideration	$100,000	$-	$-	$100,000

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,675,200	$9,675,200	$-	$-
Investment securities	3,744,600	2,920,600	824,000	-

Total	$13,419,800	$12,595,800	$824,000	$-

Liabilities:
Contingent consideration	$160,000	$-	$-	$160,000

Investments in marketable securities by security type at December 31, 2021 and June 30, 2021 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At December 31, 2021:
Equity securities	$119,500	$178,900	$59,400
Mutual funds	6,705,700	6,694,600	(11,100)

	$6,825,200	$6,873,500	$48,300

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2021:
Equity securities	$102,200	$154,100	$51,900
Mutual funds	2,752,400	2,766,500	14,100
Debt securities	832,700	824,000	(8,700)

	$3,687,300	$3,744,600	$57,300

5. Inventories

	December 31, 2021	June 30, 2021
Raw materials	$2,372,500	$2,170,400
Work-in-process	94,300	39,600
Finished goods	1,148,200	767,100
	$3,615,000	$2,977,100

6. Goodwill and Finite Lived Intangible Assets

Goodwill amounted to $4,395,400 at December 31, 2021 and June 30, 2021, all of which is expected to be deductible for tax purposes.

The components of finite lived intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At December 31, 2021:
Technology, trademarks	5-10 yrs.	$817,000	$412,800	$404,200
Trade names	3-6 yrs.	140,000	140,000	-
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	122,800	249,400
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	406,400	654,100
In-process research and development	3-5 yrs.	918,600	209,200	709,400
Patents	5-7 yrs.	591,500	258,200	333,300

		$4,403,800	$2,053,400	$2,350,400

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2021:
Technology, trademarks	5-10 yrs.	$364,700	$362,200	$2,500
Trade names	3-6 yrs.	592,300	152,600	439,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	102,400	269,800
Sublicense agreements	10 yrs.	294,000	283,000	11,000
Non-compete agreements	4-5 yrs.	1,060,500	308,600	751,900
In-process research and development	3-5 yrs.	852,100	134,800	717,300
Patents	5-7 yrs.	591,500	225,900	365,600

		$4,337,300	$1,779,500	$2,557,800

Total amortization expense was $135,000 and $16,200 for the three months ended December 31, 2021 and 2020, respectively, and $273,900 and $32,000 for the six months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, estimated future amortization expense related to intangible assets is $263,200 for the remainder of the fiscal year ending June 30, 2022, $520,300 for fiscal 2023, $508,800 for fiscal 2024, $474,100 for fiscal 2025, $272,400 for fiscal 2026 and $311,600 thereafter.

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

	For the Three Month Period Ended December 31, 2021	For the Three Month Period Ended December 31, 2020	For the Six Month Period Ended December 31, 2021	For the Six Month Period Ended December 31, 2020

Weighted average number of common shares outstanding	6,458,143	2,861,263	6,458,143	2,861,263
Effect of dilutive securities	-	-	-	-
Weighted average number of dilutive common shares outstanding	6,458,143	2,861,263	6,458,143	2,861,263

Basic loss per common share:

Continuing operations	$(.14)	$(.05)	$(.33)	$(.10)
Discontinued operations	$.00	$(.17)	$.00	$(.21)
Consolidated operations	$(.14)	$(.22)	$(.33)	$(.31)

Approximately 3,288,927 and 3,367,555 shares of the Company’s common stock issuable upon the exercise of options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three and six months ended December 31, 2021. Approximately, 126,700 and 1,349,850 shares of the Company’s common stock issuable upon the exercise of outstanding options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three and six months ended December 31, 2020.

8. Leases

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) through October 2028, a facility in Pittsburgh, Pennsylvania for SBI’s Bioprocessing Systems Operations through May 2023, and a facility for sales and administration in Orangeburg, New York through October 2022. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities; and any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below.

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

As of December 31, 2021, the weighted-average remaining lease term for operating lease liabilities was approximately 6.83 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were approximately $89,800 and $158,100, for the three and six months ended December 31, 2021 of which $81,800 and $144,400 was recorded as leases expense, respectively.

The Company’s approximate future minimum rental payments under all leases existing at December 31, 2021 through October 2028 are as follows:

Fiscal year ending June 30,	Amount
Remainder of 2022	$164,200
2023	311,400
2024	247,600
2025	255,000
2026	262,700
Thereafter	609,600

Total future minimum payments	$1,850,500
Less imputed interest	(275,400)

Total Present Value of Operating Lease Liabilities	$1,575,100

9. Discontinued Operations

Effective November 30, 2020, as part of its strategic shift to becoming a life sciences tool provider, the Company sold its operations relating to the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical petrochemical companies sold on direct basis (the “ Catalyst Research Instruments Operations”) through the sale by Altamira of substantially all of its assets, and inventory to Beijing JWGB Sci. & Tech. Co. Ltd., a corporation formed under the laws of the People’s Republic of China (“JWGB”) for $440,000 which was fully paid in cash by January 2021, resulting in a $405,400 pre-tax loss. To preserve business continuity for the buyer, Altamira agreed to purchase certain components on behalf of JWGB for which JWGB agreed to reimburse Altamira. The Company retained all its receivables and payables related to sales made prior to November 30, 2020, certain inventory related to two work-in-process orders which have been shipped, product warranty and other miscellaneous liabilities related to certain employee benefits, and expenses related to the closure of the Altamira facility, which was completed at the end of December 2020.

As a result of the disposal described above, the operating results of the former Catalyst Research Instruments Operations segment have been presented as discontinued operations in the balance sheets, the statements of operations, and the statements of cash flows, as detailed below.

Assets:	December 31, 2021	June 30, 2021
Cash	$1,100	$-
Accounts receivable	9,400	52,000
Inventories	-	3,300

Discontinued operations	$10,500	$55,300

Liabilities:	December 31, 2021	June 30, 2021
Accrued expenses and taxes	$5,300	$20,700
Contract liabilities	7,900	16,500

	$13,200	$37,200

9. Discontinued Operations (continued)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenues	$19,400	$142,700	$20,600	$279,900
Cost of goods sold	3,400	195,500	3,400	379,700
Gross profit	16,000	(52,800)	17,200	(99,800)
Selling, general and administrative expenses	1,900	181,300	2,200	269,600
Gain (loss) from operations	14,100	(234,100)	15,000	(369,400)
Loss on disposal	-	(405,400)	-	(405,400)
Income (loss) from operations before income tax benefit	14,100	(639,500)	15,000	(774,800)
Income tax expense, all deferred	4,000	165,300	4,000	179,900
Net income (loss) attributable to discontinued operations	$10,100	$(474,200)	$11,000	$(594,900)

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by (used in) operating activities from discontinued operations for six months ended December 31, 2021 and December 30, 2020 was $1,100 and $(335,000), respectively. There was no cash provided by or used in investing or financing activities for both periods.

10. Acquisition of Aquila Biolabs GmbH

Effective April 29, 2021, pursuant to a Stock Purchase Agreement (“SPA”) the Company acquired all the outstanding capital stock of Aquila, a German start-up company engaged from its facility in Baesweiler, Germany in the design, production, and sale of bioprocessing systems and products which focus on the control and analysis of bioprocesses in bioreactors and incubation shakers for an aggregate purchase price of $7,880,100 in cash upon closing. Aquila’s principal customers are universities, pharmaceutical companies, and industrial companies. Aquila’s products are sold primarily on a direct basis and to a lesser extent, through distributors.

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

10. Acquisition of Aquila Biolabs GmbH (continued)

Management of the Company allocated the purchase price based on its estimated valuation of the assets acquired and liabilities assumed as follows:

	Amount	Useful life
Fair value of assets acquired:
Current assets:
Cash and cash equivalents	$201,100
Accounts receivable	159,200
Inventory	187,500
Prepaid expenses and other current assets	25,400
Property, plant and equipment	40,200
Deferred tax asset	800,300
Tradename	452,300	6 years
Non-compete agreements	784,500	4 years
In-process research and development	742,100	5 years
Customer relationships	252,200	9 years
Patents and other intangibles	286,200	7 years
Total assets acquired	$3,931,000

Fair value of liabilities assumed:
Accounts payable	$(39,300)
Accrued expenses	(90,300)
Other current liabilities	(59,400)
Total liabilities assumed	$(189,000)

Total identifiable net assets	$3,742,000
Fair value of consideration transferred	7,880,100
Goodwill	$4,138,100

11. Paycheck Protection Program Loan

The Company received a second $433,800 PPP loan in March 2021, pursuant to the PPP loan administered by the U.S. Small Business Administration through its bank. The full amount of this loan was forgiven in December 2021, and is reflected as other income (extinguishment of debt) in the accompanying statements of operations and comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview. The Company’s results reflect the results from the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations, which includes the results for Aquila following its acquisition on April 29, 2021. The Company realized a loss from continuing operations before income tax benefit of $1,321,300 and $2,853,600 for the three and six months ended December 31, 2021 compared to a loss from continuing operations before income tax benefit of $185,900 and $375,000 for the three and six months ended December 31, 2020, respectively, primarily due to increased operating expenses of its Bioprocessing Systems Operations, which included significant expenditures for product development, sales and marketing, and non-cash compensation expense related to stock options, partially offset by the profits generated by the Benchtop Laboratory Equipment Operations.

COVID-19 Pandemic. The Company has not experienced and does not expect to experience any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies, and pharmaceutical companies, which have benefitted from the Pandemic due to the nature of the products and have the ability to pay. The Company also has not experienced and does not expect to experience any material impairment to its tangible and intangible assets, system of internal controls, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic, which are uncertain and cannot be predicted at this time. The Company has experienced supply chain disruptions which has had an impact on its operations causing delayed delivery of some products to its customers, and production inefficiencies. As of December 31, 2021, the Company had a total backlog of approximately $853,000 in benchtop laboratory equipment orders, compared to $860,000 as of December 31, 2020.

In addition, due to the travel restrictions imposed by the United States and other governments worldwide, Company personnel has been and may be restricted in the future from traveling to conduct its operations including trade shows, site visits, customer visits and installations, vendor facility visits, and other sales and marketing related travel that can negatively impact the Company. The operations of Aquila were negatively affected in their ability to secure new orders because Aquila had historically relied on face-to-face meetings at trade shows for its sales opportunities. While it has participated in virtual trade shows, management believes that certain sales opportunities were lost as a result.

Results of Operations.

The Three Months Ended December 31, 2021 Compared With The Three Months Ended December 31, 2020

Net revenues for the three months ended December 31, 2021 increased $186,800 (6.9%) to $2,904,200 from $2,717,400 for the three months ended December 31, 2020, reflecting an increase of $192,900 (49.0%) in net revenues due to product revenues derived from Aquila, partially offset by a decrease of $6,100 in sales of the Benchtop Laboratory Equipment due to decreased sales of its Genie brand products, partially offset by increased sales of its Torbal® brand products. The Benchtop Laboratory Equipment sales reflected $735,400 of Torbal brand product sales for the three months ended December 31, 2021, compared to $576,800 for the three months ended December 31, 2020 primarily due to increased sales of its automated VIVID pill counter.

The gross profit percentage on a combined basis was 48.5% for the three months ended December 31, 2021 compared to 51.7% for the three months ended December 31, 2020, due primarily to decreased margins for the Benchtop Laboratory Equipment Operations resulting from increased labor costs and materials.

General and administrative expenses for the three months ended December 31, 2021 increased by $829,300 (154.5%) to $1,366,200 from $536,900 for the three months ended December 31, 2020 due primarily to stock option compensation-related costs, newly incurred costs by Aquila of the Bioprocessing Systems Operations, and corporate expenses.

Selling expenses for the three months ended December 31, 2021 increased $228,200 (29.3%) to $1,007,100 from $778,900 for the three months ended December 31, 2020, and were incurred primarily by the by the Bioprocessing Systems operations for sales and marketing personnel, sales and marketing activities, and stock option compensation-related costs.

Research and development expenses increased by $550,600 (167.0%) to $880,300 for the three months ended December 31, 2021 compared to $329,700 for the three months ended December 31, 2020, mainly due to product development costs incurred by the Bioprocessing Systems Operations’ Aquila operation which was acquired in the fourth quarter of fiscal 2021, and to a lesser extent to increased product development costs related to the Benchtop Laboratory Equipment Operations.

Total other income, net for the three months ended December 31, 2021 was $523,500 reflecting $433,800 of loan forgiveness for the Company’s second PPP Loan, compared to $53,500 for the three months ended December 31, 2020.

The Company reflected income tax benefit for continuing operations of $414,700 for the three months ended December 31, 2021 compared to income tax benefit of $47,600 for the three months ended December 31, 2020, primarily due to the increased loss.

As a result of the foregoing, the Company recorded a loss from continuing operations of $906,600 for the three months ended December 31, 2021 compared to a loss from continuing operations of $138,300 for the three months ended December 31, 2020.

The Company reflected a gain from discontinued operations of $10,100 for the three months ended December 31, 2021, compared to a loss of $474,200 for the three months ended December 31, 2020, due to miscellaneous income derived during the current year period.

The Six Months Ended December 31, 2021 Compared With The Six Months Ended December 31, 2020

Net revenues for the six months ended December 30, 2021 increased $1,022,100 (21.6%) to $5,758,600 from $4,736,500 for the six months ended December 31, 2020, reflecting an increase of $593,500 in sales of the Benchtop Laboratory Equipment due to increased sales of its Genie brand and Torbal brand products. The Benchtop Laboratory Equipment sales reflected $1,245,300 of Torbal brand product sales for the six months ended December 31, 2021, compared to $1,094,500 for the six months ended December 31, 2020 primarily due to increased sales of its automated VIVID pill counter. Revenues from the Bioprocessing Systems Operations increased $428,600 due primarily to sales by Aquila.

The gross profit percentage on a combined basis was 50.7% for the six months ended December 31, 2021 compared to 52.0% for the six months ended December 31, 2020 due primarily to decreased margins for the Benchtop Laboratory Equipment Operations resulting from increased costs for labor and materials.

General and administrative expenses for the six months ended December 31, 2021 increased by $1,775,800 (168.1%) to $2,831,900 from $1,056,100 for the six months ended December 31, 2020 due primarily to stock option compensation-related costs, newly incurred costs by Aquila of the Bioprocessing Systems Operations, and corporate expenses.

Selling expenses for the six months ended December 31, 2021 increased $670,000 (52.6%) to $1,942,800 from $1,272,800 for the six months ended December 31, 2020 which were incurred primarily by the Bioprocessing Systems Operations for sales and marketing personnel, sales and marketing activities, and stock option compensation-related costs.

Research and development expenses increased by $942,800 (164.3%) to $1,516,800 for the six months ended December 31, 2021 compared to $574,000 for the six months ended December 31, 2020, mainly due to product development costs incurred by the Bioprocessing Systems Operations’ Aquila operation which was acquired in the fourth quarter of fiscal 2021, and to a lesser extent to increased product development costs related to the Benchtop Laboratory Equipment Operations.

Total other income, net for the six months ended December 31, 2021 was $515,600 reflecting $433,800 loan forgiveness for the Company’s second PPP Loan, compared to $65,100 for the six months ended December 31, 2020.

The Company reflected income tax benefit for continuing operations of $737,300 for the six months ended December 31, 2021 compared to income tax benefit of $94,100 for the six months ended December 31, 2020, primarily due to the increased loss.

As a result of the foregoing, the Company recorded a loss from continuing operations of $2,116,300 for the six months ended December 31, 2021, compared to a loss from continuing operations of $280,900 for the six months ended December 31, 2020.

The Company reflected a gain from discontinued operations of $11,000 for the six months ended December 31, 2021, compared to a loss of $594,900 loss for the six months ended December 31 2020, due to miscellaneous income earned during the current year period.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $5,378,200 to $4,297,000 as of December 31, 2021 from $9,675,200 as of June 30, 2021, due primarily the Company’s purchases of investment securities and the loss during the period.

Net cash used in operating activities was $2,094,400 for the six months ended December 31, 2021 compared to $1,217,800 during the six months ended December 31, 2020, primarily as a result of the increased loss incurred for the current period. Net cash used in investing activities was $3,386,800 for the six months ended December 31, 2021 compared to $5,217,200 used during the six months ended December 31, 2020 principally due to a decrease of purchases and redemptions of investments, and to a lesser extent the Company’s purchase of new capital equipment. Net cash used in financing activities was zero for the six months ended December 31, 2021, compared to $13,400 used during the six months ended December 31, 2020, all due to contingent consideration.

The Company’s working capital decreased by $1,320,500 to $14,823,800 as of December 31, 2021 compared to $16,144,300, as of June 30, 2021 reflecting the loss generated during the period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description

31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

Current Report filed on Form 8-K dated December 10, 2021 reporting under Item 8.01.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: February 16, 2022	/s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Chief Financial Officer and Treasurer

