Form 10-Q
period 2022-03-31
SCIENTIFIC INDUSTRIES INC
filed 2022-05-16
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of May 2, 2022 is 7,003,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,068,000	$9,675,200
Investment securities	7,768,600	3,744,600
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at March 31, 2022 and June 30, 2021	1,712,900	1,294,700
Inventories	4,367,900	2,977,100
Income tax receivable	161,100	333,300
Prepaid expenses and other current assets	312,800	350,900
Assets of discontinued operations	600	55,300
Total current assets	18,391,900	18,431,100

Property and equipment, net	566,900	412,600
Goodwill	4,395,400	4,395,400
Other intangible assets, net	2,216,300	2,557,800
Deferred taxes	3,445,300	2,489,900
Operating lease right-of-use assets	1,448,600	665,300
Other assets	62,400	54,300

Total assets	$30,526,800	$29,006,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,051,100	$453,500
Accrued expenses	661,100	633,500
Contingent consideration	117,500	136,600
Bank overdraft	40,600	321,700
Lease liabilities, current portion	124,300	270,500
Paycheck Protection Program loan	-	433,800
Liabilities of discontinued operations	7,900	37,200
Total current liabilities	2,002,500	2,286,800

Contingent consideration payable, less current portion	-	23,400
Lease liabilities, less current portion	1,388,100	460,500
Other long-term liabilities	-	10,900

Total liabilities	3,390,600	2,781,600

Shareholders’ equity:
Common stock, $0.05 par value; 20,000,000 and 15,000,000 shares authorized; 7,023,401 and 6,477,945 shares issued; 7,003,599 and 6,458,143 shares outstanding at March 31, 2022 and June 30, 2021	351,200	324,000
Additional paid-in capital	31,233,600	26,613,500
Accumulated comprehensive loss	(104,800)	(9,200)
Accumulated deficit	(4,291,400)	(651,100)
	27,188,600	26,277,200
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400
Total shareholders’ equity	27,136,200	26,224,800

Total liabilities and shareholders’ equity	$30,526,800	$29,006,400

See notes to unaudited condensed consolidated financial statements.

   SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Month Period Ended March 31,	For the Three Month Period Ended March 31,	For the Nine Month Period Ended March 31,	For the Nine Month Period Ended March 31,
	2022	2021	2022	2021

Revenues	$2,864,900	$2,508,600	$8,623,500	$7,245,100

Cost of revenues	1,318,300	1,145,700	4,154,600	3,419,400

Gross profit	1,546,600	1,362,900	4,468,900	3,825,700

Operating expenses:
General and administrative	1,610,400	1,385,600	4,442,300	2,441,700
Selling	1,054,000	1,386,100	2,996,800	2,658,900
Research and development	624,500	450,000	2,141,300	1,024,000

Total operating expenses	3,288,900	3,221,700	9,580,400	6,124,600

Loss from operations	(1,742,300)	(1,858,800)	(5,111,500)	(2,298,900)

Other income (expense):
Other income (expense), net	(102,700)	6,100	363,500	22,300
Interest income	400	22,500	49,800	71,400
Total other income (expense), net	(102,300)	28,600	413,300	93,700

Loss from continuing operations before income tax benefit	(1,844,600)	(1,830,200)	(4,698,200)	(2,205,200)

Income tax benefit, current	(95,100)	-	(95,100)	-
Income tax benefit, deferred	(222,100)	(378,200)	(959,400)	(472,300)
Total income tax benefit	(317,200)	(378,200)	(1,054,500)	(472,300)

Loss from continuing operations	(1,527,400)	(1,452,000)	(3,643,700)	(1,732,900)

Discontinued operations (Note 9):

Gain (loss) from discontinued operations, net of tax	(7,600)	16,400	3,400	(578,500)

Net loss	$(1,535,000)	$(1,435,600)	$(3,640,300)	$(2,311,400)

Comprehensive loss:

Unrealized holding loss on investment securities, net of tax	(4,700)	-	(5,100)	-
Foreign currency translation adjustment	(194,500)	-	(90,500)	-
Comprehensive loss	(199,200)	-	(95,600)	-

Total comprehensive loss	$(1,734,200)	$(1,435,600)	$(3,735,900)	$(2,311,400)

Basic loss per common share:

Continuing operations	$(0.23)	$(0.51)	$(0.56)	$(0.61)
Discontinued operations	$(0.00)	$0.01	$0.00	$(0.20)
Consolidated operations	$(0.23)	$(0.50)	$(0.56)	$(0.81)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other Comprehensive		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Shares	Amount	Stockholders' Equity

Balance July 1, 2021	6,477,945	$324,000	$26,613,500	$(9,200)	$(651,100)	19,802	$52,400	$26,224,800

Net loss	-	-	-	-	(1,208,800)	-	-	(1,208,800)

Foreign currency translation adjustment	-	-	-	34,100	-	-	-	34,100

Unrealized holding gain on investment securities, net of tax	-	-	-	2,200	-	-	-	2,200

Stock-based compensation	-	-	675,400	-	-	-	-	675,400

Balance, September 30, 2021	6,477,945	324,000	27,288,900	27,100	(1,859,900)	19,802	52,400	25,727,700

Net loss	-	-	-	-	(896,500)	-	-	(896,500)

Foreign currency translation adjustment	-	-	-	69,900	-	-	-	69,900

Unrealized holding gain on investment securities, net of tax	-	-	-	(2,600)	-	-	-	(2,600)

Stock-based compensation	-	-	591,000	-	-	-	-	591,000
Balance, December 31, 2021	6,477,945	324,000	27,879,900	94,400	(2,756,400)	19,802	52,400	25,489,500

Net loss	-	-	-	-	(1,535,000)	-	-	(1,535,000)

Issuance of Common Stock and Warrants, net of issuance costs	545,456	27,200	2,700,000	-	-	-	-	2,727,200

Foreign currency translation adjustment	-	-		(194,500)	-	-	-	(194,500)

Unrealized holding loss on investment securities, net of tax	-	-	-	(4,700)	-	-	-	(4,700)

Stock-based compensation	-	-	653,700	-	-	-	-	653,700

Balance, March 31, 2022	7,023,401	$351,200	$31,233,600	$(104,800)	$(4,291,400)	19,802	$52,400	$27,136,200

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance July 1, 2020	2,881,065	$144,100	$8,608,300	$3,021,400	19,802	$52,400	$11,721,400

Net loss	-	-	-	(263,300)	-	-	(263,300)

Stock-based compensation	-	-	61,300	-	-	-	61,300

Balance, September 30, 2020	2,881,065	144,100	8,669,600	2,758,100	19,802	52,400	11,519,400

Net loss	-	-	-	(612,500)	-	-	(612,500)

Stock-based compensation	-	-	76,100	-	-	-	76,100
Balance, December 31, 2020	2,881,065	144,100	8,745,700	2,145,600	19,802	52,400	10,983,000

Net loss	-	-	-	(1,435,600)	-	-	(1,435,600)

Stock-based compensation	-	-	1,292,000	-	-	-	1,292,000

Stock options exercised	1,000	100	2,900	-	-	-	3,000

Balance, March 31, 2021	2,882,065	$144,200	$10,040,600	$710,000	19,802	$52,400	$10,842,400

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Month Period March 31, 2022	For the Nine Month Period March 31, 2021
Operating activities:

Net loss	$(3,640,300)	$(2,311,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(Gain) on sale of investments	11,100	(34,600)
Unrealized holding loss on investments	102,800	18,900
Extinguishment of debt	(433,800)	-
Depreciation and amortization	581,800	126,700
Deferred income taxes	(955,400)	(652,300)
Loss on disposal of subsidiary	-	405,400
Stock-based compensation	1,920,100	1,429,400
Change in fair value of contingent consideration	(42,500)	(118,500)
Changes in operating assets and liabilities:
Trade accounts receivable	(328,700)	(758,500)
Inventories	(1,383,900)	(697,700)
Carrying value of right of use assets	(783,300)	87,700
Income tax receivable	172,200	(1,500)
Prepaid and other current assets	(127,700)	57,400
Accounts payable	585,500	142,600
Contract liabilities	796,100	(20,000)
Lease liabilities	-	(51,000)
Bank overdraft	(281,100)	7,500
Other assets	107,100	-
Discontinued operations	25,400	-
Accrued expenses	(20,700)	(222,600)
Total adjustments	(55,000)	(281,100)
Net cash used in operating activities	(3,695,300)	(2,592,500)

Investing activities:

Redemption of investment securities	1,278,500	1,631,000
Purchase of investment securities	(5,422,700)	(6,609,200)
Proceeds from sale of assets of discontinued operations	-	440,000
Capital expenditures	(337,400)	(183,700)
Purchase of other intangible assets	(67,000)	(41,200)
Net cash used in investing activities	(4,548,600)	(4,763,100)

Financing activities:

Proceeds from issuance of common stock	3,000,000	-
Issuance costs of common stock and warrants	(272,800)	-
Payments of contingent consideration	-	(13,400)
Proceeds from Payroll Protection Program	-	433,800
Proceeds from stock options exercised	-	3,000
Net cash provided by financing activities	2,727,200	423,400

Effect of changes in foreign currency exchange rates	(90,500)	-

Net decrease in cash and cash equivalents	(5,607,200)	(6,932,200)
Cash and cash equivalents, beginning of year	9,675,200	7,559,700
Cash and cash equivalents, end of period	$4,068,000	$627,500

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Month Period March 31, 2022	For the Nine Month Period March 31, 2021
SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
Income taxes	$-	$2,500
Noncash financing activities:
Record right-of-use assets	$941,300	$-
Record lease liabilities	$941,300	$-

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The results for the three and nine months ended March 31, 2022 are not necessarily an indication of the results for the full fiscal year ending June 30, 2022.

1. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., its wholly- owned subsidiary, Scientific Bioprocessing Holdings, Inc. (“SBHI”),  SBHI’s wholly-owned subsidiaries, Scientific Bioprocessing, Inc. (“SBI”), and aquila biolabs GmbH (“Aquila”), a German corporation, which was acquired on April 29, 2021, Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary, and Altamira Instruments, Inc. (“Altamira”), and wholly-owned subsidiary (accounted for as a discontinued operation as of November 30, 2020) (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

COVID-19 Pandemic

The challenges posed by the COVID-19 pandemic on the global economy began to take effect and adversely affected the Company’s operations at the end of the third quarter of the fiscal year ended June 30, 2020. At that time, the Company took appropriate action and put plans in place to diminish the adverse effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Company took immediate action pertaining to COVID-19 preparedness by implementing the US Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self-quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. The Company experienced supply chain disruptions which had an impact on its operations causing delayed delivery of some products to its customers, and production inefficiencies. SBI’s facility was shut down temporarily due to state mandates, however, the impact on operations was minimal, and the Company was able to retain its employees without furloughs or layoffs, in part, due to the Company’s receipt of two loans under the Federal Government’s Small Business Administration Paycheck Protection Program (“PPP”).

The Company received $563,800 and $433,800 in PPP loans in April 2020 and March 2021, respectively. The first loan was forgiven in June 2021 except for $32,700 which was repaid by the Company and the second loan was forgiven in full in December 2021. The Company elected to account for its PPP Loans in accordance with Accounting Standards Codification (“ASC”), Topic 470 Debt, with interest, if any, accrued in accordance with the interest method under ASC 835-30, Imputation of Interest. Initially, the Company recognized the entire loan amounts as liabilities on its balance sheets and remained as liabilities until either the Company was legally released from its obligations or paid the lender. Once the loans were forgiven, the amounts forgiven were recorded in the Company’s statement of operations as “Other Income.”

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2. Revenue

The Company generates revenues from the following sources: (1) Benchtop Laboratory Equipment, and (2) Bioprocessing Systems. The following table summarizes the Company’s disaggregation of revenues for the three and nine months ended March 31, 2022 and 2021.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Three Months Ended March 31, 2022:

Revenues	$2,434,600	$430,300	$2,864,900

Foreign Sales	783,600	269,700	1,053,300

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Three Months Ended March 31, 2021:

Revenues	$2,365,700	$142,900	$2,508,600

Foreign Sales	942,200	102,600	1,044,800

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Nine Months Ended March 31, 2022:

Revenues	$7,465,700	$1,157,800	$8,623,500

Foreign Sales	2,814,700	791,200	3,605,900

	Benchtop Laboratory Equipment	Bioprocessing Systems	Consolidated
Nine Months Ended March 31, 2021:

Revenues	$6,803,300	$441,800	$7,245,100

Foreign Sales	2,724,800	395,000	3,119,800

Benchtop Laboratory Equipment sales are comprised primarily of standard benchtop laboratory equipment sold to laboratory equipment distributors, or directly to end users primarily online via the Company’s website. The sales cycle from time of receipt of order to shipment ranges from a day to a few weeks. Customers either pay by credit card (online sales) or Net 30-90 days, depending on the customer. Once the item is shipped under the terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. The standard warranty is typically one or two years, covering parts and labor, and is deemed immaterial. Revenue is recognized at the point in time when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.

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

3. Segment Information and Concentrations

The Company views its operations as two segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”); and the design, manufacture, and marketing of bioprocessing systems and products (“Bioprocessing Systems”) and related royalty income.

Segment information is reported as follows:

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2022:

Revenues	$2,434,600	$430,300	$-	$2,864,900

Foreign Sales	783,600	269,700	-	1,053,300

Income (Loss) From Operations	247,300	(1,651,700)	(337,900)	(1,742,300)

Assets	10,231,100	10,024,261	10,271,439	30,526,800

Long-Lived Asset Expenditures	16,500	158,000	-	174,500

Depreciation and Amortization	24,600	229,900	-	254,500

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Three Months Ended March 31, 2021:

Revenues	$2,365,700	$142,900	$-	$2,508,600

Foreign Sales	942,200	102,600	-	1,044,800

Income (Loss) From Operations	394,700	(1,323,900)	(929,600)	(1,858,800)

Assets	5,979,400	1,281,200	6,639,700	13,900,300

Long-Lived Asset Expenditures	18,600	92,100	-	110,700

Depreciation and Amortization	30,000	16,700	-	46,700

Approximately 50% and 55% of net sales from Benchtop Laboratory Equipment Operations (42% and 52% of total revenues) for the three months ended March 31, 2022 and 2021, respectively, were derived from sales of the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 24% and 20% of total Benchtop Laboratory Equipment Operations sales (20% and 19% of total revenues) were derived from the Torbal Scales Division for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, respectively, three customers accounted for approximately 19% and 26% of net sales of the Benchtop Laboratory Equipment Operations (16% and 25% of the Company’s total revenues), respectively.

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2022:

Revenues	$7,465,700	$1,157,800	$-	$8,623,500

Foreign Sales	2,814,700	791,200	-	3,605,900

Income (Loss) From Operations	1,107,000	(5,091,300)	(1,127,200)	(5,111,500)

Assets	10,231,100	10,024,261	10,271,439	30,526,800

Long-Lived Asset Expenditures	83,100	321,300	-	404,400

Depreciation and Amortization	71,200	510,600	-	581,800

	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Nine Months Ended March 31, 2021:

Revenues	$6,803,300	$441,800	$-	$7,245,100

Foreign Sales	2,724,800	395,000	-	3,119,800

Income (Loss) From Operations	1,347,100	(2,598,000)	(1,048,000)	(2,298,900)

Assets	5,979,400	1,281,200	6,639,700	13,900,300

Long-Lived Asset Expenditures	54,100	170,800	-	224,900

Depreciation and Amortization	79,700	46,500	500	126,700

Approximately 49% and 51% of total Benchtop Laboratory Equipment Operations sales (42% and 47% of total revenues) for the nine months ended March 31, 2022 and 2021, respectively, were derived from sales of the Company’s main product, the Vortex-Genie 2 mixer, excluding accessories.

Approximately 24% and 23% for both periods of total Benchtop Laboratory Equipment Operations sales (21% and 21% of total revenues) were derived from the Torbal Scales Division for the nine months ended March 31, 2022 and 2021, respectively.

For each of the nine-month periods ended March 31, 2022 and 2021, three customers accounted for approximately 20% and 23% of net sales of the Benchtop Laboratory Equipment Operations (17% and 21% of the Company’s total revenues), respectively.

4. Fair Value of Financial Instruments

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculated the fair value of its Level 1 and 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. The Company has not changed its valuation techniques in measuring the fair value of any financial assets or liabilities during the period.

The fair value of the contingent consideration obligations are based on a probability-weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market, therefore, the Company classifies this liability as Level 3 in the following table.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2022 and June 30, 2021 according to the valuation techniques the Company used to estimate their fair values:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,068,000	$4,068,000	$-	$-
Investment securities	7,768,600	6,796,500	972,100	-

Total	$11,836,600	$10,864,500	$972,100	$-

Liabilities:
Contingent consideration	$117,500	$-	$-	$117,500

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,675,200	$9,675,200	$-	$-
Investment securities	3,744,600	2,920,600	824,000	-

Total	$13,419,800	$12,595,800	$824,000	$-

Liabilities:
Contingent consideration	$160,000	$-	$-	$160,000

Investments in marketable securities by security type at March 31, 2022 and June 30, 2021 consisted of the following:

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At March 31, 2022:
Equity securities	$118,900	$176,900	$58,000
Mutual funds	6,708,300	6,619,600	(88,700)
Debt securities	977,200	972,100	(5,100)
	$7,804,400	7,768,600	(35,800)

	Cost	Fair Value	Unrealized Holding Gain (Loss)
At June 30, 2021:
Equity securities	$102,200	$154,100	$51,900
Mutual funds	2,752,400	2,766,500	14,100
Debt securities	832,700	824,000	(8,700)
	$3,687,300	$3,744,600	$57,300

5. Inventories

	March 31, 2022	June 30, 2021
Raw materials	$3,058,100	$2,170,400
Work-in-process	106,400	39,600
Finished goods	1,203,400	767,100
	$4,367,900	$2,977,100

6. Goodwill and Finite Lived Intangible Assets

Goodwill amounted to $4,395,400 at March 31, 2022 and June 30, 2021, all of which is expected to be deductible for tax purposes.

The components of finite-lived intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
At March 31, 2022:
Technology, trademarks	5-10 yrs.	$817,000	$431,800	$385,200
Trade names	3-6 yrs.	140,000	140,000	-
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	133,100	239,100
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	455,300	605,200
In-process research and development	3-5 yrs.	917,600	249,600	668,000
Patents	5-7 yrs.	593,000	274,200	318,800

		$4,404,300	$2,188,000	$2,216,300

	Useful Lives	Cost	Accumulated Amortization	Net
At June 30, 2021:
Technology, trademarks	5-10 yrs.	$364,700	$362,200	$2,500
Trade names	3-6 yrs.	592,300	152,600	439,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	102,400	269,800
Sublicense agreements	10 yrs.	294,000	283,000	11,000
Non-compete agreements	4-5 yrs.	1,060,500	308,600	751,900
In-process research and development	3-5 yrs.	852,100	134,800	717,300
Patents	5-7 yrs.	591,500	225,900	365,600

		$4,337,300	$1,779,500	$2,557,800

Total amortization expense was $134,600 and $16,000 for the three months ended March 31, 2022 and 2021, respectively, and $408,500 and $48,500 for the nine months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, estimated future amortization expense related to intangible assets is $134,300 for the remainder of the fiscal year ending June 30, 2022, $520,900 for fiscal 2023, $518,900 for fiscal 2024, $485,100 for fiscal 2025, $284,600 for fiscal 2026 and $137,500 thereafter.

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

	For the Three Month Period Ended March 31, 2022	For the Three Month Period Ended March 31, 2021	For the Nine Month Period Ended March 31, 2022	For the Nine Month Period Ended March 31, 2021
Weighted average number of common shares outstanding	6,633,901	2,861,607	6,544,112	2,861,376
Effect of dilutive securities	-	-	-	-
Weighted average number of dilutive common shares outstanding	6,633,901	2,861,607	6,544,112	2,861,376
Basic and diluted loss per common share:

Continuing operations	$(0.23)	$(0.51)	$(0.56)	$(0.61)
Discontinued operations	$-	$0.01	$-	$(0.20)
Consolidated operations	$(0.23)	$(0.50)	$(0.56)	$(0.81)

Approximately 3,452,542 and 3,451,461 shares of the Company’s common stock issuable upon the exercise of options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three and nine months ended March 31, 2022.

Approximately 259,357 and 1,349,850 shares of the Company’s common stock issuable upon the exercise of options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three and nine months ended March 31, 2021.

8. Leases

The Company leases certain properties consisting principally of (i) a facility in Bohemia, New York (headquarters) through October 2028, (ii) a facility in Pittsburgh, Pennsylvania for SBI’s Bioprocessing Systems Operations through May 2023, and (iii) a facility for sales and administration in Orangeburg, New York through October 2022. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities; and any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below.

The Company determines whether an agreement contains a lease at inception based on the Company’s right to obtain substantially all of the economic benefits from the use of the identified asset and its right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the Right-Of-Use (“ROU”) assets represent the Company’s right to use the underlying assets for the respective lease terms. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Each ROU asset is further adjusted to account for previously recorded lease expenses such as deferred rent and other lease liabilities. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate of 5.0% as the discount rate to calculate the present value of future lease payments, which was the interest rate that its bank would charge for a similar loan.

The Company elected not to recognize a ROU asset or a lease liability for leases with an initial term of twelve months or less. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on an excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as lease expenses in the period incurred. The Company’s lease agreements do not contain residual value guarantees.

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

As of March 31, 2022, the weighted-average remaining lease term for operating lease liabilities was approximately 5.32 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were approximately $82,000 and $240,200, for the three and nine months ended March 31, 2022 of which $81,800 and $226,300 was recorded as leases expense, respectively.

The Company’s approximate future minimum rental payments under all leases existing at March 31, 2022 through October 2028 are as follows:

Fiscal year ending June 30,	Amount
Remainder of 2022	$82,200
2023	311,400
2024	247,600
2025	255,000
2026	262,700
Thereafter	609,600
Total future minimum payments	1,768,500
Less imputed interest	(256,100)
Total Present Value of Operating Lease Liabilities	$1,512,400

9. Discontinued Operations

Effective November 30, 2020, as part of its strategic shift to becoming a life sciences tool provider, the Company sold its operations relating to the manufacture and marketing of custom-made catalyst research instruments for universities, government laboratories, and chemical petrochemical companies sold on direct basis (the “Catalyst Research Instruments Operations”) through the sale by Altamira of substantially all of its assets and inventory to Beijing JWGB Sci. & Tech. Co. Ltd., a corporation formed under the laws of the People’s Republic of China (“JWGB”) for $440,000 which was fully paid in cash by January 2021, resulting in a $405,400 pre-tax loss. To preserve business continuity for the buyer, Altamira agreed to purchase certain components on behalf of JWGB for which JWGB agreed to reimburse Altamira. The Company retained all its receivables and payables related to sales made prior to November 30, 2020, certain inventory related to two work-in-process orders which have been shipped, product warranty and other miscellaneous liabilities related to certain employee benefits, and expenses related to the closure of the Altamira facility, which was completed at the end of December 2020.

As a result of the disposal described above, the operating results of the former Catalyst Research Instruments Operations segment have been presented as discontinued operations in the balance sheets, the statements of operations, and the statements of cash flows, as detailed below.

Assets:	March 31, 2022	June 30, 2021
Cash	$600	$-
Accounts receivable	-	52,000
Inventories	-	3,300

	$600	$55,300

Liabilities:	March 31, 2022	June 30, 2021
Accrued expenses and taxes	$-	$20,700
Contract liabilities	7,900	16,500

	$7,900	$37,200

	Three Months Ended		Nine Months Ended
	March 31,2022	March 31,2021	March 31,2022	March 31,2021
Revenues	$-	$107,800	$20,600	$387,700
Cost of goods sold	6,900	78,800	10,300	458,500
Gross profit (loss)	(6,900)	29,000	10,300	(70,800)
Selling, general and administrative expenses	700	12,600	2,900	282,200
Income (loss) from operations	(7,600)	16,400	7,400	(353,000)
Loss on disposal	-	-	-	(405,400)
Income (loss) before income tax benefit	(7,600)	16,400	7,400	(758,400)
Income tax expense (benefit)	-	-	4,000	(179,900)
Net income (loss) attributable to discontinued operations	$(7,600)	$16,400	$3,400	$(578,500)

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by (used in) operating activities from discontinued operations for nine months ended March 31, 2022 and March 31, 2021 was $25,400 and $(502,900), respectively.

Cash provided by investing activities from discontinued operations for the nine months ended March 31, 2022 was none and $440,000 for the nine months ended March 31, 2021.

There was no cash provided by or used in financing activities for either period.

10. Acquisition of Aquila Biolabs GmbH

Effective April 29, 2021, the Company acquired all the outstanding capital stock of Aquila, a German start-up company engaged from its facility in Baesweiler, Germany in the design, production, and sale of bioprocessing systems and products which focus on the control and analysis of bioprocesses in bioreactors and incubation shakers for an aggregate purchase price of $7,880,100 in cash upon closing. Aquila’s principal customers are universities, pharmaceutical companies, and industrial companies. Aquila’s products are sold primarily on a direct basis and to a lesser extent, through distributors.

The acquisition was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”) in which the Company is treated as the accounting acquirer. Accordingly, the assets acquired and liabilities assumed were measured at estimated fair value.

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

12. Equity

Authorized Shares

On February 25, 2022, at the Company’s Annual Stockholders Meeting, the stockholders of the Company approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock by 5,000,000 shares from 15,000,000 to 20,000,000 shares.

In addition, the stockholders also approved the adoption of the Company’s 2022 Equity Incentive Plan (“Plan”) providing for the issuance of up to 1,750,000 shares plus outstanding options granted under the Company’s 2012 Stock Option Plan that expire or are forfeited. The Plan provides various stock awards including incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, which can be awarded to employees and directors of the Company and its subsidiaries.

Issuance and Sale of Common Stock

On March 2, 2022, the Company entered into a Securities Purchase Agreement with certain private investors pursuant to which the Company issued and sold an aggregate of 545,456 shares of common stock and warrants to purchase up to an additional 274,727 shares of common stock, at an offering price of $5.50 per share, for a gross consideration of $3,000,000. The issuance cost related to this private placement stock issuance amounted to approximately $272,800.  Under the terms of Securities Purchase Agreement between the Company and the investors, the Company must use commercially reasonable efforts to file a registration statement with the SEC within 90 days of the closing date to register for resale the shares of common stock sold in the private offering, including the shares of common stock issuable upon the exercise of the warrants. As of March 31, 2022, the Company had not yet filed a registration statement with respect to the offering.

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

Overview. The Company’s results reflect those of the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations, which includes the results for Aquila following its acquisition on April 29, 2021. The Company realized a loss from continuing operations before income tax benefit of $1,844,600 for the three months ended March 31, 2022 compared to a $1,830,200 loss for the three months ended March 31, 2021, and a loss before income tax benefit of $4,698,200 for the nine months ended March 31, 2022 compared to a loss  of  $2,205,200 for the nine months ended March 31, 2021, primarily due to increased operating expenses of its Bioprocessing Systems Operations, which included significant expenditures for product development, sales and marketing, and non-cash compensation expense related to stock options.

COVID-19 Pandemic. The Company has not experienced and does not expect to experience any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies, and pharmaceutical companies, which have benefitted from the Pandemic due to the nature of the products and have the ability to pay. The Company also has not experienced and does not expect to experience any material impairment to its tangible and intangible assets or system of internal controls, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the pandemic, which are uncertain and cannot be predicted at this time. The Company has experienced supply chain disruptions which has had an impact on its operations causing delayed delivery of some products to its customers, and production inefficiencies. As of March 31, 2022, the Company had a total backlog of approximately $747,000 in benchtop laboratory equipment orders, which approximated the backlog level as of March 31, 2021.

In addition, due to the travel restrictions imposed by the United States and other governments worldwide, Company personnel had been and may be restricted in the future from traveling to conduct its operations including trade shows, Company facility visits, customer visits and installations, vendor facility visits, and other sales and marketing related travel that can negatively impact the Company. The operations of Aquila were negatively affected in their ability to secure new orders because Aquila had historically relied on face-to-face meetings at trade shows for its sales opportunities. While it has participated in virtual trade shows, management believes that certain sales opportunities were lost as a result. The Company has recently started to attend in-person trade shows.

Results of Operations.

The Three Months Ended March 31, 2022 Compared With The Three Months Ended March 31, 2021

Net revenues for the three months ended March 31, 2022 increased $356,300 (14.2%) to $2,864,900 from $2,508,600 for the three months ended March 31, 2021, reflecting an increase of $287,400 in net revenues due primarily to product revenues derived from sale of Aquila bioprocessing products, and $68,900 in sales from the Benchtop Laboratory Equipment Operations due to increased sales of its Torbal brand products. The Benchtop Laboratory Equipment Operations sales reflected $580,100 of Torbal brand net product sales for the three months ended March 31, 2022, compared to $466,200 for the three months ended March 31, 2021 primarily due to increased sales of its automated VIVID pill counter.

The gross profit percentage on a combined basis was 54.0% for the three months ended March 31, 2022 compared to 54.3% for the three months ended March 31, 2021, due primarily to decreased margins for the Benchtop Laboratory Equipment Operations resulting from increased costs for labor and materials.

General and administrative expenses for the three months ended March 31, 2022 increased by $224,800 (16.2%) to $1,610,400 from $1,385,600 for the three months ended March 31, 2021 due primarily to costs incurred by the Bioprocessing Systems Operations which includes Aquila which was acquired in April 2021.

Selling expenses for the three months ended March 31, 2022 decreased $332,100 (24.0%) to $1,054,000 from $1,386,100 for the three months ended March 31, 2021.  The decrease was due primarily to extensive use of sales and marketing consultants in the prior year period compared to lower cost employees in the current year period, and decreased stock option compensation-related costs for the Bioprocessing Systems Operations in the current year period.

Research and development expenses increased by $174,500 (38.8%) to $624,500 for the three months ended March 31, 2022 compared to $450,000 for the three months ended March 31, 2021, due primarily to product development costs incurred by the Bioprocessing Systems Operations, including additional expenditures of the Aquila operation which was acquired in April 2021.

Total other expense, net, for the three months ended March 31, 2022 was $102,300, compared to $28,600 of total other income, net, for the three months ended March 31, 2021.  The decrease was due primarily to realized losses on investment securities during the current year period.

The Company reflected a total income tax benefit of $317,200 and $378,200 for the three months ended March 31, 2022, and 2021, respectively.

As a result of the foregoing, the Company recorded a net loss from continuing operations of $1,527,400 for the three months ended March 31, 2022 compared to a net loss from continuing operations of $1,452,000 for the three months ended March 31, 2021.

The Company reflected a loss from discontinued operations of $7,600 for the three months ended March 31, 2022, compared to a gain of $16,400 for the three months ended March 31, 2021, due to miscellaneous expenses incurred during the current year period.

The Nine Months Ended March 31, 2022 Compared With The Nine Months Ended March 31, 2021

Net revenues for the nine months ended March 31, 2022 increased $1,378,400 (19.0%) to $8,623,500 from $7,245,100 for the nine months ended March 31, 2021, reflecting an increase of $716,000 in revenues from the Bioprocessing Systems Operations due primarily to sales of Aquila products, and an increase of $662,400 in revenue of the Benchtop Laboratory Equipment due to increased sales of its Genie and Torbal brand products. The Benchtop Laboratory Equipment sales reflected $1,825,400 of Torbal brand product sales for the nine months ended March 31, 2022, compared to $1,560,700 for the nine months ended March 31, 2021, primarily due to increased sales of its automated VIVID pill counter.

The gross profit percentage on a combined basis was 51.8% for the nine months ended March 31, 2022 compared to 52.8% for the nine months ended March 31, 2021, due primarily to decreased margins for the Benchtop Laboratory Equipment Operations resulting from increased costs for labor and materials.

General and administrative expenses for the nine months ended March 31, 2022 increased by $2,000,600 (81.9%) to $4,442,300 from $2,441,700 for the nine months ended March 31, 2021, due primarily to costs incurred by the Bioprocessing Systems Operations which includes the Aquila operation which was acquired in April 2021.

Selling expenses for the nine months ended March 31, 2022 increased $337,900 (12.7%) to $2,996,800 from $2,658,900 for the nine months ended March 31, 2021, due primarily to the Bioprocessing Systems Operations which includes the Aquila operation which was acquired in April 2021.

Research and development expenses increased by $1,117,300 (109.1%) to $2,141,300 for the nine months ended March 31, 2022 compared to $1,024,000 for the nine months ended March 31, 2021, mainly due to product development costs incurred by the Bioprocessing Systems Operations’ Aquila operation which was acquired in the fourth quarter of fiscal 2021.

Total other income, net, for the nine months ended March 31, 2022, was $413,300 reflecting $433,800 loan forgiveness for the Company’s second PPP Loan, compared to $93,700 for the nine months ended March 31, 2021.

The Company reflected income tax benefits for continuing operations of $1,054,500 for the nine months ended March 31, 2022 compared to income tax benefit of $472,300 for the nine months ended March 31, 2021, primarily due to the increased loss.

As a result of the foregoing, the Company recorded a net loss from continuing operations of $3,643,700 for the nine months ended March 31, 2022, compared to a net loss from continuing operations of $1,732,900 for the nine months ended March 31, 2021.

The Company reflected a gain from discontinued operations of $3,400 for the nine months ended March 31, 2022, compared to a loss of $578,500 for the nine months ended March 31, 2021, due to miscellaneous income earned during the current year period and the loss on disposal of assets of the discontinued operation in the prior year period.

Liquidity and Capital Resources.

Cash and cash equivalents decreased by $5,607,200 to $4,068,000 as of March 31, 2022 from $9,675,200 as of June 30, 2021, due primarily to the Company's purchase of investment securities and the loss during the period, net of cash received on the issuance of common stock and warrants.

Net cash used in operating activities was $3,695,300 for the nine months ended March 31, 2022 compared to $2,592,500 during the nine months ended March 31, 2021, primarily as a result of the increased loss incurred for the current period. Net cash used in investing activities was $4,548,600 for the nine months ended March 31, 2022 compared to $4,763,100 used during the nine months ended March 31, 2021 due to a decrease of purchases and redemptions of investments. Net cash provided by financing activities was $2,727,200 for the nine months ended March 31, 2022, compared to $423,400 provided during the nine months ended March 31, 2021, primarily due to the proceeds received on the issuance of common stock and warrants.

The Company’s working capital increased by $245,100 to $16,389,400 as of March 31, 2022 compared to $16,144,300, as of June 30, 2021, primarily due to a net decrease of $284,300 in current liabilities, that consist of a decrease of approximately $881,900 in accrued expense and other liabilities and a increase of $597,600 in accounts payable and a net decrease of $39,200 in current assets, that consist of a decrease of approximately $1,583,200, net of cash proceeds received on the issuance of common stock and warrants and cash used in operating and investing activities, a increase of approximately of $1,391,000 in inventory, a increase of approximately $418,000 in accounts receivable and a decrease of $265,000 in prepaid and other assets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and principal financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description

31.	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

Current Report filed on Form 8-K dated February 7, 2022 reporting under Item 1.01

Current Report filed on Form 8-K dated February 25, 2022 reporting under Items 5.03 and 5.07.

Current Report filed on Form 8-K dated March 2, 2022 reporting under Items 1.01 and 3.02.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: May 16, 2022	/s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, Acting Chief Financial Officer and Treasurer

