Form 10-K
period 2022-06-30
SCIENTIFIC INDUSTRIES INC
filed 2022-09-28
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2021 is $16,329,100.

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of September 23, 2022 is 7,003,599 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SCIENTIFIC INDUSTRIES, INC.

FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in its filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases “will likely result”, “will be”, “will”, “are expected to”, “will continue to”, “is anticipated”, “estimate”, “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

PART I

Item 1. Business.

General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (“SI” and along with its subsidiaries, the “Company”), is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment (“Benchtop Laboratory Equipment”), and through its wholly-owned subsidiary, Scientific Bioprocessing Holdings, Inc., a Delaware corporation (“SBHI”), the design, manufacture, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). SBHI has two wholly-owned subsidiaries – Scientific Bioprocessing, Inc., a Delaware corporation (“SBI”), and aquila biolabs GmbH, a German corporation (“Aquila”). The Company’s products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, and other industries performing laboratory-scale research. Until November 30, 2020, the Company was also engaged in the design, manufacture and marketing of customized catalyst research instruments through its wholly-owned subsidiary, Altamira Instruments, Inc, a Delaware corporation (“Altamira”). On November 30, 2020, the Company sold significantly all of Altamira’s assets and Altamira’s operations were discontinued.

Operating Segments. The Company views its operations as two segments: the manufacture and marketing of standard Benchtop Laboratory Equipment which includes various types of equipment used for research and sample preparation in university, pharmacy and industrial laboratories sold primarily through laboratory equipment distributors and online; and the design, development, manufacture and marketing of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics, sold primarily on a direct basis through the Company’s internal sales force.

Products.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold under the “Genie ™” division, and pharmacy and laboratory balances and scales, force gauges, automated pill counters and moisture analyzers under the “Torbal®” division. Sales of the Company’s principal product, the Vortex-Genie® 2 Mixer, excluding accessories, represented approximately 42% and 47% of the Company’s total net revenues for each of the fiscal years ended June 30, 2022 (“fiscal 2022”) and June 30, 2021 (“fiscal 2021”) respectively, and 48% and 51% of the segment’s sales for fiscal 2022 and fiscal 2021, respectively.

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

The Company’s Torbal® division line of products includes pharmacy, laboratory, and industrial digital scales, moisture analyzers, mechanical and VIVID® automated pill counters, force gauges and test stands.

Bioprocessing Systems. SBHI, through its two wholly-owned subsidiaries, SBI and Aquila, is also engaged in the design, development, manufacture and marketing of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics. Products offered for sale include the Cell Growth Quantifier (“CGQ”) for Biomass monitoring in shake flasks, the Liquid Injection System (“LIS”) for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring and analytical software. The Company, through SBI, sublicensed certain patents and technology it holds relating to bioprocessing products exclusively under a license with the University of Maryland, Baltimore County (“UMBC”), for which it received royalties for patents that expired in August 2021.

Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its internal engineering capabilities in areas such as industrial and electronics design.

Major Customers. Sales to three customers, principally of the Vortex-Genie 2 Mixer, represented 17% and 21% of total net revenues for fiscal 2022 and fiscal 2021, respectively, and 19% and 23% of Benchtop Laboratory Equipment product sales, for fiscal 2022 and fiscal 2021, respectively.

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

The Company’s “Torbal®” brand weighing products are primarily marketed and sold online, and primarily on a direct basis, with only a few distributors. The Company’s VIVID® brand, automated pill counter is sold through two exclusive distributors in North America. The Company markets its products through online and trade publication advertising, brochures and catalogs, the Company’s websites, one sales manager in the U.S., a consultant in Europe and, when practicable, attendance at industry trade shows.

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

Assembly and Production. The Company has facilities in Bohemia, New York and Orangeburg, New York where it conducts the Benchtop Laboratory Equipment operations. The Company also has an operating facility in Pittsburgh, Pennsylvania and in Baesweiller, Germany, where it conducts the Bioprocessing Systems operations. The Company’s production operations principally involve assembly of components supplied by various domestic and international independent suppliers.

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

The Company’s Bioprocessing Systems operations’ Aquila subsidiary holds two US patents relating to bioprocessing which expire in January 2035 and February 2038, respectively. In addition, Aquila holds several European and German patents and Patent Cooperation Treaty (the “PCT”) patents, and has several other patent applications pending in the United States, Europe, and under the PCT.

The Company does not anticipate any material adverse effect on its operations following the expiration of any of its patents.

The Company has various proprietary trademarks, including aquila biolabs (in Germany), Bead Genie®, Disruptor Beads™, Disruptor Genie®, DOTS™, Enviro-Genie®, Genie™, Genie Temp-Shaker™, Incubator Genie™, MagStir Genie®, MegaMag Genie®, MicroPlate Genie®, MultiMagStir Genie®, Multi-MicroPlate Genie®, Orbital Genie®, QuadMag Genie®, Rotator Genie®, Roto-Shake Genie®, Torbal®, TurboMix™, VIVID®, and Vortex-Genie®, each of which it considers important to the success of the related product. The Company also has several trademark applications pending with the United States Patent and Trademark Office. No representation can be made that any application will be granted or as to the protection that any existing or future trademark registration may provide.

The Company held an exclusive license from UMBC with respect to rights and know-how under a United States patent held by UMBC related to disposable sensor technology, which the Company further sublicensed on an exclusive basis to a German company, and non-exclusive rights related to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters. Net total license fees paid to the Company under this license for fiscal 2022 and fiscal 2021 amounted to $337,700 and $560,000, respectively. This patent and the Company’s related license expired in August 2021.

Foreign Sales. The Company’s sales to overseas customers, principally in Asia and Europe, accounted for approximately 42% and 43% of the Company’s net revenues for fiscal 2022 and 2021, respectively. Payments were primarily in United States dollars and were therefore not subject to risks of currency fluctuation, foreign duties and customs.

Seasonality. The Company does not consider its business to be seasonal.

Backlog. The Company’s Benchtop Laboratory Equipment operations experienced supply chain disruptions causing delayed delivery of some products to its customers, and production inefficiencies. The Company had a total backlog in benchtop equipment orders of approximately $677,400 and $677,800 as of June 30, 2022 and 2021, respectively. There is no significant backlog for the Bioprocessing Systems operations.

Competition. Most of the Company’s principal competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance. The Company’s main competition for its Benchtop Laboratory Equipment products derives from private label brand mixers offered by laboratory equipment distributors in the United States and Europe and products exported from China.

The Company’s major competitors for its Genie brand Benchtop Laboratory Equipment are Henry Troemner, Inc. (a private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), IKA-Werke GmbH & Co. KG, a German company, Benchmark Scientific, Inc. (a United States importer of China-produced products), and Heidolph Instruments GmbH, a German company. The Company’s main competitors for its Torbal® brand products are Ohaus Corporation, an American company, A&D Company Ltd., a Japanese company, Adam Equipment Co., Ltd., a British company, and Avery Weigh-Tronix, an American company for its VIVID® brand automated pill counters.

The potential major competitors for the Company’s Bioprocessing Systems operations are ABER Instruments (United Kingdom), Hamilton (USA), Kuhner AG (Switzerland), Optek (Germany), PreSens GmbH (Germany), Eppendorf AG GmbH (Germany), and PyroScience (Germany).

Research and Development. The Company incurred research and development expenses, the majority of which related to its Bioprocessing Systems operations, of $2,873,300 during fiscal 2022 compared to $1,623,800 during fiscal 2021. The Company expects that research and development expenditures in the fiscal year ending June 30, 2023 will continue to increase reflecting increased product development efforts for the Bioprocessing Systems operations.

Government and Environmental Regulation. The Company’s products and claims with respect thereto have not required approval of the Food and Drug Administration or any other governmental authority. The Company’s manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed, if adopted, federal, state, and local regulations to protect the environment, establish occupational safety and health standards and cover other matters. The Company believes that its operations are in compliance with existing laws and regulations and the cost to comply is not significant to the Company.

Employees. As of September 23, 2022, the Company employed 77 persons (32 for the Benchtop Laboratory Equipment operations, and 45 for the Bioprocessing Systems operations, of which 31 were located in Germany) of whom 72 were full-time, including its executive officers. The Company augments its internal staff with outside consultants as deemed necessary. None of the Company’s employees are represented by any union.

Available Information. The Company’s Annual Report to Stockholders for fiscal 2022, includes its Annual Report on Form 10-K. The Annual Report will be mailed to security holders together with the Company’s proxy material and solicitation as it relates to the Company’s 2022 Annual Meeting of Stockholders. All the Company’s reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”), including amendments to such reports, are available on the SEC’s website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company’s public filings can be accessed through the Company’s website at https://www.scientificindustries.com/sec-filings.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comment.

Not required for smaller reporting companies.

Item 2. Properties.

The Company’s executive office and principal manufacturing facility for its Benchtop Laboratory Equipment operations comprises approximately a total of 24,000 square feet. This facility is located in Bohemia, New York and is held under a lease which was amended in September 2021 to increase the space by an additional 5,000 square feet for an adjoining facility and extend the lease term ending in January 2025 to October 2028. The Company leases a 1,200 square foot facility in Orangeburg, New York where it conducts its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, which was amended in June 2022 to extend the lease term ending in October 2022 to November 2024. The Company’s Bioprocessing Systems operations are conducted in a leased 2,100 square foot facility in Pittsburgh, Pennsylvania, which lease expires in May 2023. As a result of its acquisition of Aquila, the Company also has a 3,972 square foot facility in Baesweiller, Germany comprised of manufacturing, engineering, and administrative space.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The Company’s Common Stock is traded on the Over-The-Counter (“OTC”) Market, under the trading symbol “SCND”. The following table sets forth the low and high bid quotations at the end of each quarter of fiscal 2021 and fiscal 2022, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended	Low Bid($)	High Bid($)
09/30/20	7.05	9.00
12/31/20	7.26	8.10
03/31/21	7.66	11.00
06/30/21	9.31	10.51
09/30/21	4.99	10.80
12/31/21	5.00	7.50
03/31/22	5.51	6.50
06/30/22	4.73	6.13

As of September 23, 2022, there were 276 record holders of the Company’s Common Stock.

Recent sales of unregistered securities; use of proceeds from registered securities

Information as to the recent sales of unregistered securities and the use of proceeds from registered securities is incorporated herein by reference to our Form 8-K, filed on March 2, 2022 and Form S-8, filed on June 22, 2022.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. [Reserve]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking statements.

Certain statements contained in this report are not based on historical facts but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s financial statements and the related notes included elsewhere in this report.

Overview.

The Company’s results reflect the results from the Benchtop Laboratory Equipment operations and the Bioprocessing Systems operations. The Company realized a loss from continuing operations before income tax benefit of $7,001,600 for fiscal 2022 compared to a loss of $4,055,000 for fiscal 2021, primarily due to increased operating expenses of its Bioprocessing Systems operations. These expenses include significant amounts for product development, sales and marketing costs, and non-cash compensation expense related to stock options, partially offset by the profits generated by the Benchtop Laboratory Equipment operations. The results also reflected a gain before income tax benefit for discontinued operations of $8,400 compared to a loss of $769,900 in fiscal 2021. On November 30, 2020, the Company sold substantially all of the assets of its Catalyst Research Instruments Operations which was operated through its wholly-owned subsidiary, Altamira Instruments, Inc.

The challenges posed by the COVID-19 pandemic on the global economy affected the Company with minor or temporary disruptions to its operations. The Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self-quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. In fiscal years ended June 30, 2020 and June 30, 2021, the Company received loans from the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration, all of which were repaid or forgiven through the fiscal year ended June 30, 2022. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers. The Company experienced some delays from its supply chain which caused delayed delivery of some products, however this is deemed temporary and does not affect the Company’s major product, the Vortex-Genie 2. The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and actions to curtail the virus, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may experience a significant impact to its business as a result of the global economic impact of COVID-19, including any economic downturn or recession that has occurred or may occur in the future. As a result of the impact of COVID-19 on capital markets, the availability, amount, and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

Results of Operations.

Net revenues for fiscal 2022 increased $1,625,300 (16.6%) to $11,400,500 from $9,775,200 for fiscal 2021, reflecting an increase of approximately $937,500 in net sales of Benchtop Laboratory Equipment operations. The Benchtop Laboratory Equipment sales of Genie brand products increased year-over-year to $7,517,200 from $6,931,900 for fiscal 2022 and fiscal 2021, respectively. Torbal® brand product sales totaled $2,463,900 and $2,111,700 for fiscal 2022 and fiscal 2021, respectively, primarily due to increased sales of its automated VIVID pill counter. Approximately $687,800 of the increase in net revenues for fiscal 2022 is primarily attributable to inclusion of a full fiscal year of Aquila sales as compared to two months of Aquila sales contribution in fiscal 2021, which sales were attributable to Aquila’s bioprocessing products including the CGQ for Biomass monitoring in shake flasks, the LIS for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring.

The gross profit percentage for fiscal 2022 of 50.3% approximated fiscal 2021’s gross profit percentage of 50.9%.

General and administrative expenses for fiscal 2022 increased by approximately $1,788,100 (44.4%) to $5,816,600 compared to $4,028,500 for fiscal 2021 due primarily to compensation-related costs resulting from stock option grants and increased administrative costs from the Bioprocessing Systems operations.

Selling expenses for fiscal 2022 increased approximately $278,900 (6.9%) to $4,310,800 from $4,031,900 for fiscal 2021, primarily due to increased sales and marketing expenses incurred by the Bioprocessing Systems operations for sales and marketing personnel, sales and marketing activities.

Research and development expenses increased $1,249,500 (76.9%) to $2,873,300 for fiscal 2022 compared to $1,623,800 for fiscal 2021, due to increased product development expenditures by the Bioprocessing Systems operations.

Total other income, net was $262,400 for fiscal 2022 compared to $653,800 in fiscal 2021. The decrease was due primarily to the increase in unrealized loss in investment securities of $233,700 offset to the $433,700 forgiveness of the second PPP loan received by the Company, compared to fiscal 2021 that was due primarily to the $531,100 forgiveness of the first PPP loan received by the Company and increased interest income resulting from increased investment securities balances.

The Company reflected income tax benefit for continuing operations of $1,352,800 for fiscal 2022 compared to income tax benefit of $945,000 for fiscal 2021, primarily due to the loss incurred.

As a result of the foregoing, the Company recorded a loss from continuing operations of $5,648,800 for fiscal 2022 compared to a loss from continuing operations of $3,110,000 for fiscal 2021.

The Company reflected net income from discontinued operations of $4,400 for fiscal 2022, compared to a net loss of $562,500 for fiscal 2021, which is primarily due to loss on the sale of the majority of Altarmira’s assets during fiscal 2021.

As a result of the above, the Company recorded a net loss of $5,644,400 for fiscal 2022 compared to a net loss of $3,672,500 for fiscal 2021.

Liquidity and Capital Resources.

Cash and cash equivalents decreased by $6,704,100 to $2,971,100 as of June 30, 2022 from $9,675,200 as of June 30, 2021, primarily due to the increased sales, marketing and product development expenditures by the Bioprocessing Systems operations offset by the proceeds received from the issuance of common stock and warrants. The Company expects that it will be able to meet its cash flow needs during the next 12 months from cash derived from its operations and cash on-hand.

Net cash used in operating activities was $5,511,900 for fiscal 2022 compared to net cash used in operating activities of $3,301,500 for fiscal 2021, primarily due to the increased sales, marketing and product development expenditures by the Bioprocessing Systems operations in the current year.

Net cash used in investing activities was $3,749,300 for fiscal 2022 compared to $10,884,000 for fiscal 2021, primarily due to the purchase of investment securities in fiscal 2022 and primarily due to the acquisition of Aquila and the purchase of investment securities in fiscal 2021.

Net cash provided by financing activities was $2,628,400 for fiscal 2022 compared to $16,310,200 during fiscal 2021 due mainly to proceeds from the issuance of common stock and warrants in fiscal 2022 and 2021, respectively.

The Company’s working capital decreased by $2,105,200 to $14,039,100 as of June 30, 2022 compared to $16,144,300, as of June 30, 2021, primarily due to the increased usage of cash in operating activities.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors.

Fair Value Estimates

Goodwill, Intangible and Long-Lived Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is tested for impairment on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value, also known as impairment indicators.

Inherent in the fair value determination for each reporting unit are certain judgments and estimates relating to future cash flows, including management’s interpretation of current economic indicators and market conditions, and assumptions about our strategic plans with regard to its operations. To the extent additional information arises, market conditions change, or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test.

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. The assessment for recoverability is based primarily on our ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows.

During the years ended June 30, 2022 and 2021, no impairment of goodwill, intangible and long-lived assets was indicated.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item8. Financial Statements and Supplementary Data.

The consolidated Financial Statements required by this item are attached hereto on pages F1-F24.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. Except as otherwise discussed above, there was no change in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls. The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, believes that its disclosure on controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that its disclosure on controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The Company has the following six Directors:

Christopher Cox (age 58), a director since February 2021, has been a Senior Vice President of Population Health Investment Co., Inc. since September 2020 and a Co-Founder and Managing Partner of Population Health Partners LLC since May 2020. Mr. Cox has been on the Board of Directors of Nyrada, Inc. since January 2019. Mr. Cox has been a corporate attorney for over 25 years, most recently at Cadwalader, Wickersham & Taft LLP, which he joined as a partner in January 2012 and where he served a co-chair of the global corporate group and a member of the firm’s management committee until February 2016. From February 2016 to March 2019, Mr. Cox was Executive Vice President and Chief Corporation Development Officer of Medicines Company. Prior to January 2012, Mr. Cox was a partner at Chill Gordon & Reindel.

Joseph G. Cremonese (age 87), a Director since November 2002 and Chairman of the Board from February 2006 to January 2020, has been, through his affiliate, a consultant to the Company since 1996. Mr. Cremonese has been since 1991, President of his affiliate, Laboratory Innovation Company, Ltd, which is a vehicle for the consulting services for the Company.

Marcus Frampton (age 42), a Director since March 2019 is the Chief Investment Officer of the Alaska Permanent Fund Corporation and serves on the Board of Directors of Managed Funds Association and Nyrada, Inc., a drug development company. He served as Director of Investments, Real Assets and Absolute Return of the Alaska Permanent Fund from 2016 to 2018 and Director of Investments, Private Markets of the Alaska Permanent Fund from 2012 to 2016.

John A. Moore (age 57), Director since January 2019 and Chairman of the Board since January 2020, is also the Chairman of SBI since March 2022 and prior was President from January 2020 through April 2022 and had been providing consulting services to SBI since March 2019. Mr. Moore serves as Chairman of Nyrada, Inc., a drug development company since July 2019 and prior to that served as a director with Noxopharm Limited, a drug development company, and is also the Chairman of Trialogics, a clinical trial software provider. Since March 2022 he serves as the Chairman of Cormetech, a leading air emissions provider for power plants. Mr. Moore was President, Chief Executive Officer and director of Acorn Energy, Inc. from 2006 to 2016.

Helena R. Santos (age 58), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer, Treasurer and, until April 2022, its Chief Financial Officer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001.

Jurgen Schumacher (age 69), a Director since May 2021, is currently a private investor in various startups and growth phase technology companies over the past five years.

The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company as follows: the fiscal year ending June 30, 2022 – two directors (Mr. Frampton and Mr. Moore, Class B), the fiscal year ending June 30, 2023 – two directors (Mr. Cremonese and Mr. Cox, Class C), and the fiscal year ending June 30, 2024 (Ms. Santos and Dr. Schumacher, Class A).

Board Committees

The Company has two committees – The Compensation Committee and the Audit Committee which are comprised of the entire Board of Directors.

Executive Officers & Significant Employees

See above for the employment history of Ms. Santos and Mr. Moore.

Reginald Averilla (age 44), is the Chief Financial Officer of the Company and has been employed by the Company since April 2022. He was the VP Controller of Medical Knowledge Group, a privately held company from July 2020 to April 2022. From 2017 to July 2020, he was the VP Controller for Film Expo Group, a privately held company. Prior to 2017, he was the Assistant Controller to SFX Entertainment, previously a publicly-traded company.

Robert P. Nichols (age 61), is the President of the Genie Products Division of the Benchtop Laboratory Equipment operations and Corporate Secretary and has been employed by the Company since February 1998. Previously, he had been since May 2001, the Company’s Vice President of Engineering.

Karl D. Nowosielski (age 44), is the President of the Torbal Products Division of the Benchtop Laboratory Equipment operations and Director of Marketing for the Company. He was Vice President of Fulcrum, Inc. (the seller of the Torbal Products Division assets) from 2004 until February 2014.

Daniel Greunes (age 34), is the Chief Executive Officer of the Company’s Bioprocessing operations. Prior to the Company’s acquisition of Aquila, he served as Aquila’s Chief Executive Officer since he co-founded Aquila in 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that, for fiscal 2022, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a code of ethics that applies to the Executive Officers and Directors. A copy of the code of ethics can be found on the Company’s website.

Item 11. Executive Compensation.

The following table summarizes all compensation paid by the Company to its Chief Executive Officers and the two other most highly compensated executive officers for the fiscal years ended June 30, 2022 and 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)		Bonus($)	Stock Awards($)	Option Awards($)		Non- Equity Incentive Plan Compensation($)	Non- Qualified Deferred Compensation Earnings($)	All Other Compensation($)		Total($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)

Helena R. Santos,	06/30/22	201,500		50,000	-	-		-	-	8,000	(5)	$259,500
CEO, President

Helena R. Santos,	06/30/21	191,200		100,000	-	553,600	(1)	-	-	9,600	(5)	$854,400
CEO, President, CFO

John A. Moore,	06/30/22	180,200		50,000	-	-		-	-	7,200	(5)	$237,400
Chairman of SBI

John A. Moore,	06/30/21	175,000		100,000	-	553,600	(2)	-	-	7,000	(5)	$835,600
President of SBI

Daniel Greunes,	06/30/22	166,900		-	-	44,100	(3)	-	-	-		$211,000
CEO of Bioprocessing Operations

Daniel Greunes,	06/30/21	30,200	(3)	20,000	-	23,200	(4)	-	0	10,000	(4)	$83,400
Vice President of R&D and Operations of Bioprocessing Operations

13

____________

(1)

The amount for 2021 represents compensation expense for stock options granted on June 23, 2020 valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations, which were valued at a total of $1,625,000 of which $553,600 was expensed in fiscal 2021.

(2)

The amount for 2021 represents compensation expense for stock options granted on June 23, 2020 valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations, which were valued at a total of $1,625,000 of which $553,600 was expensed in fiscal 2021.

(3)

The amount for 2022 represents compensation expense for stock options granted on February 25, 2022 valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations, which were valued at a total of $44,100.

(4)

The amounts represent the fiscal year 2021 compensation expense for stock options granted at the time of the Aquila acquisition which were valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates for forfeitures related to service-based vesting considerations, which were valued at a total of $409,300 of which $23,200 was expensed in fiscal 2021.

(5)	The amounts represent the Company’s matching contribution under the Company’s 401(k).

Employment Agreements

Helena Santos

The Company has an employment agreement with Helena Santos, its President and CEO, which expires on June 30, 2025. The agreement provided for an annual base salary of $175,000 for the year ended June 30, 2018, with subsequent annual increases of 3% or the applicable annual percentage increase in the U.S. Consumer Price Index (“CPI”), whichever is higher, plus a discretionary bonus. Bonuses aggregating $50,000 and $100,000 were awarded for fiscal 2022 and fiscal 2021, respectively. The agreement also provided for a grant of options to purchase 25,000 shares of the Company’s common stock, which were granted during the year ended June 30, 2018. No shares were granted during the year ended June 30, 2021, and 215,366 shares were authorized to be granted by the Board of Directors during the year ended June 30, 2020, subject to amendment of the Company’s 2012 Stock Option Plan to increase the number of shares authorized for issuance thereunder which was approved in February 2021, following which Ms. Santos’ options were issued on February 23, 2021. The agreement also contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for “cause” or Ms. Santos terminates her employment for “good reason”, Ms. Santos will have the right to receive a lump sum payment equal to three times the average of her total annual compensation paid for the last five years preceding such termination.

In addition, Ms. Santos’ employment agreement contains a provision that within one year of a change of control, if either (i) the Company terminates the employment for any reason other than for “cause” (as such term is defined in the employment agreement) or (ii) Ms. Santos terminates her employment for “good reason” (as such term is defined in the employment agreement), Ms. Santos will have the right to receive a lump sum payment equal to three times the average of her total annual compensation paid for the last five years preceding such termination. The employment agreement also contains a termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination.

John A. Moore

The Company has an employment agreement with its Chairman, which expires on June 30, 2023. The agreement provides for an annual base salary of $175,000 for the year ended June 30, 2021, with subsequent annual increases of 3% plus discretionary bonuses. The agreement also provides for a grant of options to purchase 215,366 shares which were authorized by the Board of Directors during the year ended June 30, 2020, subject to amendment of the Company’s 2012 Stock Option Plan to increase the number of shares authorized for issuance thereunder which was approved in February 2021, following which Mr. Moore’s options were issued on February 23, 2021. Bonuses aggregating $50,000 and $100,000 were awarded to Mr. Moore during fiscal 2022 and fiscal 2021, respectively. If the Company terminates Mr. Moore’s employment other than for death, disability, or cause (as such term is defined therein), or if employee resigns for “good reason” (as such term is defined therein), the Company shall, pay severance payments equal to either one year’s salary at the rate of the compensation at the time of termination if employee is terminated within 12 months of the date of the agreement or six months’ salary if the employee is terminated after 12 months of the date of the agreement, and the Company shall continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment.

The employment agreement contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if employee resigns for “good reason”(as such term is defined in the agreement) , the Company shall pay severance payments equal to either one year’s salary at the rate of the compensation at the time of termination is employee is terminated within 12 months of the date of the agreement or six months’ salary is the employee is terminated after 12 months of the date of the agreement, continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment.

Daniel Gruenes

The Company is party to an employment agreement with Daniel Gruenes, the CEO and President of SBI, for an indefinite term, which can be terminated by either party upon twelve months’ written notice in accordance with German law. The agreement stipulates that Mr. Gruenes will receive an annual salary of 170,000 euros, as well as a minimum annual bonus of 10,000 euros. In addition. the employment agreement includes payment of a retention bonus of 25,000 euros to Mr. Gruenes if he does not terminate his employment with the Company or the Company does not terminate his employment for good cause before April 28, 2023.

OUTSTANDING EQUITY (OPTIONS) AWARDS For the Year Ended June 30, 2022

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Helena Santos	160,578	71,788	-	3.08-9.00	07/2027-06/2030
John A. Moore	154,202	73,750	-	4.50-11.30	03/2029-06/2030
Reginald Averilla	-	20,000	-	5.50	6/21/2032
Daniel Greunes	18,667	47,333	-	5.80-10.00	04/2031-02/2032
Robert Nichols	7,500	10,000	-	3.08-5.85	07/2027-12/2031
Karl Nowosielski	24,500	10,000	-	2.91-5.85	02/2024-12/2031

DIRECTORS’ COMPENSATION For the Year Ended June 30, 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)		(i)
Christopher Cox	13,600	-	-	-	-	-		13,600
Joseph G. Cremonese	19,600	-	-	-	-	55,200	(1)	74,800
Marcus Frampton	39,600	-	-	-	-	-		39,600
Jurgen Schumacher	9,600	-	-	-	-	-		9,600
Reinhard Vogt (3)	24,200	-	-	-	-	215,700	(2)	239,900

____________

(1) Represents amount paid to him and his affiliate pursuant to a consulting agreement (see Items 12 and 13).

(2) Represents amount paid to him and his affiliate pursuant to a consulting agreement (see Items 12 and 13).

(3) Mr. Vogt resigned from the Board effective April 1, 2022.

The Company paid each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $2,200 and a meeting fee of $3,000 for each attended meeting. Effective April 1, 2022, the quarterly retainer fee was increased to $3,300. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings. During fiscal 2022, total director compensation to non-employee Directors aggregated $377,500, including consulting fees paid to Mr. Cremonese and his affiliate and to Mr. Vogt and his affiliate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2022, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.

Name	Amount and Nature of Beneficial Ownership		% of Class

Roy T. Eddleman, Trustee, Roy T. Eddleman Trust UAD 8-7-2000	2,127,264	(1)	26.93%
Veradace Capital Management LLC	953,717	(2)	13.03%
Bleichroeder LP	905,026	(3)	12.39%
Brian Pessin	778,706	(4)	10.72%
Thomas A. Satterfield	575,955	(5)	8.00%
Christopher Cox	444,000	(6)	6.14%
Lyon Polk	444,000	(7)	6.14%
Laurence W. Lytton	408,229	(8)	5.72%
Joseph G. Cremonese	116,062	(9)	1.30%
Marcus Frampton	80,623	(10)	1.10%
Jurgen Schumacher	37,893	(11)	(*)
John A. Moore	301,230	(12)	4.16%
Helena R. Santos	255,766	(13)	3.53%
Reginald Averilla	20,000	(14)	(*)
Daniel Gruenes	72,039	(15)	1.02%
Karl D. Nowosielski	50,498	(16)	(*)
Robert P. Nichols	40,241	(17)	(*)
All directors and executive officers as a group (10 persons)	1,418,352	(18)	17.98%

____________

(1) Based upon form Schedule 13D filed with the Securities and Exchange Commission (“SEC”) on July 14, 2021. Includes 894,376 shares issuable upon exercise of warrants.
(2) Based upon form Schedule 13G/A filed with the SEC on February 15,2022. Includes 315,789 shares issuable upon exercise of warrants.
(3) Based upon form 4 filed with the SEC on March 3, 2022. Includes 301,675 shares issuable upon exercise of warrants.
(4) Based upon form Schedule 13D filed with the SEC on July 13, 2021. Includes 259,568 shares issuable upon exercise of warrants.
(5) Based upon form Schedule 13G filed with the SEC on March 23, 2022 Includes 191,984 shares issuable upon exercise of warrants.
(6) Based upon form Schedule 13D filed with the SEC on June 29, 2020. Includes 222,000 shares issuable upon exercise of warrants.
(7) Based upon form Schedule 13G filed with the SEC on July 9, 2020. Includes 222,000 shares issuable upon exercise of warrants.
(8) Based upon form Schedule 13G filed with the SEC on March 30, 2022. Includes 131,893 shares issuable upon exercise of warrants.
(9) Based upon form 4 filed with the SEC on June 9, 2022. Includes 25,000 shares issuable upon exercise of warrants.

(10) Based upon form 4 filed with the SEC on March 29, 2022. Includes 3,500 shares issuable upon exercise of warrants.
(11) Includes 12,631 shares issuable upon exercise of warrants.
(12) Includes 244,978 shares issuable upon exercise of options and warrants.
(13) Includes 233,085 shares issuable upon exercise of options and warrants.
(14) Includes 20,000 shares issuable upon exercise of options.
(15) Includes 68,013 shares issuable upon exercise of options and warrants

(16) Includes 36,605 shares issuable upon exercise of options and warrants.

(17) Includes 18,552 shares issuable upon exercise of options and warrants.

(18) Includes 884,361 shares issuable upon exercise of options and warrants.

(*) - % of Class is less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of June 30, 2022

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,158,644	$8.40	1,832,113
Equity Compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,158,644	$8.40	1,832,113

Item 13. Certain Relationships and Related Transactions and Director Independence.

Mr. Joseph G. Cremonese, a Director since November 2002, through his affiliate, Laboratory Innovation Company, Ltd., provided consulting services to the Company under a consulting agreement, at a monthly retainer of $9,000, which expired on December 31, 2021. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $55,200 and $108,000 for fiscal 2022 and fiscal 2021, respectively.

Mr. Reinhard Vogt, served as a Director from July 2020 through April 2002, and through his affiliate, Societät Reinhard and Noah Vogt AG GmbH, provided consulting services to the Company under a consulting agreement, at a monthly retainer of 12,500 euros, which was terminated on April 1, 2022. The agreement contains confidentiality and non-competition covenants. The Company paid fees of $215,700 and $966,600 in fiscal 2022 and fiscal 2021, respectively. Fiscal 2021 fees included consulting fees of $207,900 and 125,000 stock options valued at $758,700 on the grant date using the Black-Scholes-Merton option pricing model.

Item 14. Principal Accountant Fees and Services.

The following is a description of the fees incurred by the Company for services by the firm of Nussbaum Berg Klein & Wolpow, CPAs LLP (the “Firm”) during fiscal 2022 and fiscal 2021.

The Company incurred for the services of the Firm fees of approximately $117,200 and $110,300 for fiscal 2022 and fiscal 2021, respectively, in connection with the audit of the Company’s annual consolidated financial statements and quarterly reviews; $5,000 for additional audit related fees for fiscal 2021, $22,500 and $12,850 for the preparation of the Company’s corporate tax returns for fiscal 2022 and fiscal 2021, respectively, and $2,750 in fiscal 2021 for other services related to tax services.

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

3(g)

Certificate of Amendment of Certificate of Incorporation of Scientific Industries, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated by reference thereto).

4	Instruments defining the rights of security holders:

4(a)	2002 Stock Option Plan (filed as Exhibit 99-1 to the Company’s Current Report on Form 8-K filed on November 25, 2002 and incorporated by reference thereto).

4(b)	2012 Stock Option Plan (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 23, 2012 and incorporated by reference thereto).

4(c)	Amendment to the Company’s 2012 Stock Option Plan (Filed as Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated by reference thereto).

4(d)	Form of Warrant issued by the Company to Investors (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020, and incorporated by reference thereto).

4(e)	Amendment No. 2 to Scientific Industries, Inc. 2012 Stock Option Plan (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2021 and incorporated by reference thereto).

4(f)	2022 Equity Incentive Plan to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated by reference thereto).

4(g)	Form of Warrant issued by the Company to Investors (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2022 and incorporated by reference thereto).

10	Material Contracts:

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

10(a)-3(i)

First amendment to lease dated September 20, 2021 by and between the Company and REP 2035 LLC. (filed as Exhibit 10(a)-3(i) to the Company's Form 10-K filed on October 14, 2021, and incorporated by reference thereto).

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

10(b)-10

Amendment No.1 to Employment Agreement dated June 23, 2022, by and between the Company and Ms. Santos (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 27, 2022, and incorporated by reference thereto).

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

10(c)-10

Amendment No.1 to Employment Agreement dated June 23, 2022, by and between the Company and Mr. Nichols (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 27, 2022, and incorporated by reference thereto).

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

10(gg)-2

Directors’ Service Contract dated May 24, 2022 between the Company and a seller of aquila biolabs GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2022, and incorporate by reference thereto).

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

10(jj)

Securities Purchase Agreement dated March 2, 2022 between the Company and Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2022, and incorporated by reference thereto).

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2022	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/Helena R. Santos
Helena R. Santos President, Chief Executive Officer, and Treasurer

Date: September 28, 2022	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/Reginald Averilla
Reginald Averilla Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Helena R. Santos	President, Chief Executive Officer, and Treasurer	September 28, 2022

Reginald Averilla	Chief Financial Officer	September 28, 2022

John A. Moore	Chairman of the Board	September 28, 2022

Christopher Cox	Director	September 28, 2022

Joseph G. Cremonese	Director	September 28, 2022

Marcus Frampton	Director	September 28, 2022

Jurgen Schumacher	Director	September 28, 2022

SCIENTIFIC INDUSTRIES, INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS AND REPORT OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE YEARS ENDED

JUNE 30, 2022 AND 2021

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

SCIENTIFIC INDUSTRIES, INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS AND REPORT OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE YEARS ENDED

JUNE 30, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’

Scientific Industries, Inc.

Bohemia, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Assessment of Goodwill and Long-Lived Intangible Assets

As described in Note 8 to the financial statements, the Company completed its acquisition of Aquila biolabs GmbH (“Aquila”) during fiscal 2021 on April 29, 2021. The Company’s goodwill and intangible assets associated with this acquisition amounted to $4,138,100 and $1,947,500, respectively, as of June 30, 2022. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, “Intangibles Goodwill and Other” (“ASC No. 350”).

We identified the impairment assessment of the Company’s goodwill and long-lived assets acquired in the acquisition as a critical audit matter as of June 30, 2022. Auditing the Company’s impairment test was complex and highly judgmental because (i) there was significant judgment used by management to develop the fair value measurement, which led to a high degree of audit judgment and subjectivity in performing procedures relating to fair value measurement; (ii) there was significant effort in performing procedures to evaluate the reasonableness of the fair value measurement and significant assumptions and projections used by management, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  To test the potential impairment of the Company’s goodwill and long-lived intangible assets, our audit procedures included, among others, testing management’s application of the relevant accounting guidance, involving a specialist to assist us in the evaluation of the Company’s valuation methodology and testing of the significant assumptions used by the Company to develop forecasted results for the reporting unit, including projected revenue growth and operating margins.  We also assessed the historical accuracy of management’s estimates, as well as requested the performance of a sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.  We compared the significant assumptions to current and past industry, market and economic trends. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates and ensured that the assumptions were consistent with other evidence obtained in other areas of our audit.

Nussbaum Berg Klein & Wolpow, CPAs LLP

We have served as the Company’s auditor since 1991.

Melville, New York

September 28, 2022

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

BALANCE SHEETS

AS OF JUNE 30, 2022 AND 2021

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,971,100	$9,675,200
Investment securities	6,391,600	3,744,600
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at June 30, 2022 and June 30, 2021	1,501,400	1,294,700
Inventories	4,696,300	2,977,100
Income tax receivable	161,100	333,300
Prepaid expenses and other current assets	547,600	350,900
Assets of discontinued operations	200	55,300
Total current assets	16,269,300	18,431,100

Property and equipment, net	1,005,600	412,600
Goodwill	4,395,400	4,395,400
Other intangible assets, net	2,079,800	2,557,800
Deferred taxes	3,743,600	2,489,900
Operating lease right-of-use assets	1,475,500	665,300
Other assets	62,400	54,300
Total assets	$29,031,600	$29,006,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,105,900	$453,500
Accrued expenses	796,000	633,500
Contract liabilities	29,000	-
Contingent consideration, current portion	-	136,600
Bank overdraft	-	321,700
Lease liabilities, current portion	299,300	270,500
Paycheck Protection Program loan	-	433,800
Liabilities of discontinued operations	-	37,200
Total current liabilities	2,230,200	2,286,800

Contingent consideration payable, less current portion	-	23,400
Lease liabilities, less current portion	1,239,600	460,500
Other long-term liabilities	-	10,900
Total liabilities	3,469,800	2,781,600

Shareholders’ equity:
Common stock, $0.05 par value; 20,000,000 and 15,000,000 shares authorized; 7,023,401 and 6,477,945 shares issued; 7,003,599 and 6,458,143 shares outstanding at June 30, 2022 and June 30, 2021	351,200	324,000
Additional paid-in capital	31,664,100	26,613,500
Accumulated comprehensive loss	(105,600)	(9,200)
Accumulated deficit	(6,295,500)	(651,100)
	25,614,200	26,277,200
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400
Total shareholders’ equity	25,561,800	26,224,800

Total liabilities and shareholders’ equity	$29,031,600	$29,006,400

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	2022	2021

Revenues	$11,400,500	$9,775,200

Cost of revenues	5,663,800	4,799,800

Gross profit	5,736,700	4,975,400

Operating expenses:
General and administrative	5,816,600	4,028,500
Selling	4,310,800	4,031,900
Research and development	2,873,300	1,623,800

Total operating expenses	13,000,700	9,684,200

Loss from operations	(7,264,000)	(4,708,800)

Other income:
Other income, net	185,100	571,600
Interest income	77,300	82,200
Total other income, net	262,400	653,800

Loss from continuing operations before income tax benefit	(7,001,600)	(4,055,000)

Income tax benefit, current	(99,200)	-
Income tax benefit, deferred	(1,253,600)	(945,000)
Total income tax benefit	(1,352,800)	(945,000)

Loss from continuing operations	(5,648,800)	(3,110,000)

Discontinued operations (Note 18):

Gain (loss) from discontinued operations, net of tax	4,400	(562,500)

Net loss	(5,644,400)	(3,672,500)

Comprehensive loss:
Unrealized holding loss on investment securities, net of tax	(10,200)	-
Foreign currency translation adjustment	(86,200)	(9,200)
Comprehensive loss	(96,400)	(9,200)

Total comprehensive loss	$(5,740,800)	$(3,681,700)

Basic and diluted loss per common share

Continuing operations	$(0.85)	$(0.97)
Discontinued operations	$0.00	$(0.18)
Consolidated operations	$(0.85)	$(1.15)

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit)	Shares	Amount	Equity

Balance, June 30, 2020	2,881,065	$144,100	$8,608,300	$-	$3,021,400	19,802	$52,400	$11,721,400

Net loss	-	-	-	-	(3,672,500)	-	-	(3,672,500)

Issuance of Common Stock and Warrants, net of issuance cost (Note 14)	3,595,880	179,800	15,894,200	-	-	-	-	16,074,000

Foreign currency translation adjustment				(9,200)	-			(9,200)

Exercise of stock options for Common Stock	1,000	100	3,000	-	-	-	-	3,100

Stock-based compensation	-	-	2,108,000	-	-	-	-	2,108,000

Balance, June 30, 2021	6,477,945	$324,000	$26,613,500	$(9,200)	$(651,100)	19,802	$52,400	$26,224,800

Net loss	-	-	-	-	(5,644,400)	-	-	(5,644,400)

Issuance of Common Stock and Warrants, net of issuance cost (Note 14)	545,456	27,200	2,700,000	-	-	-	-	2,727,200

Foreign currency translation adjustment	-	-		(86,200)	-	-	-	(86,200)

Unrealized holding loss on investment securities, net of tax	-	-	-	(10,200)	-	-	-	(10,200)

Stock-based compensation	-	-	2,350,600	-	-	-	-	2,350,600

Balance, June 30, 2022	7,023,401	$351,200	$31,664,100	$(105,600)	$(6,295,500)	19,802	$52,400	$25,561,800

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	2022	2021

Operating activities:
Net loss	$(5,644,400)	$(3,672,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(Gain) on sale of investments securities	32,700	(35,600)
Unrealized holding loss on investments securities	233,700	10,400
Provision for bad debt	-	4,000
Extinguishment of debt	(433,800)	(531,100)
Depreciation and amortization	688,200	251,500
Deferred income taxes	(1,253,600)	(1,152,500)
Loss on disposal of subsidiary	-	405,400
Stock-based compensation	2,350,600	2,108,000
Change in fair value of contingent consideration	(42,500)	(30,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(206,700)	(75,500)
Inventories	(1,719,200)	(560,000)
Carrying value of right of use assets	(810,200)	138,000
Income tax receivable	172,200	1,500
Prepaid and other current assets	(207,800)	(211,400)
Accounts payable	652,400	79,600
Contract liabilities	29,000	(20,000)
Lease Liabilities	807,900	(105,600)
Bank overdraft	(321,700)	278,600
Other assets	(8,100)	-
Other long term liabilities	(10,900)	10,900
Accrued expenses and taxes	180,300	(195,200)
Total adjustments	132,500	371,000

Net cash used in operating activities	(5,511,900)	(3,301,500)

Investing activities:
Redemption of investment securities	2,709,800	6,181,400
Purchase of investment securities	(5,634,500)	(9,569,000)
Proceeds from sale of Altamira	-	440,000
Purchase of Aquila, net of cash acquired	-	(7,679,000)
Capital expenditures	(757,600)	(198,700)
Purchase of other intangible assets	(67,000)	(58,700)

Net cash used in investing activities	(3,749,300)	(10,884,000)

Financing activities:
Proceeds from issuance of common stock and warrants	3,000,000	17,080,400
Issuance of common stock and warrants	(272,800)	(1,006,400)
Payments of contingent consideration	(98,800)	(168,000)
Proceeds from Payroll Protection Program, net of repayment	-	401,100
Proceeds from stock options exercised	-	3,100

Net cash provided by financing activities	2,628,400	16,310,200

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(71,300)	(9,200)

Net increase/ (decrease) in cash and cash equivalents	(6,704,100)	2,115,500
Cash and cash equivalents, beginning of year	9,675,200	7,559,700
Cash and cash equivalents, end of year	$2,971,100	$9,675,200

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$2,500
Noncash financing activities:
Record right-of-use assets	$1,010,900	$-
Record lease liabilities	$1,010,400	$-

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

1. Nature of the Business and Basis of Presentation

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment and bioprocessing products. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory and pharmacy equipment. Additionally, the Company has two other locations in Pittsburgh, Pennsylvania and Baesweiller, Germany, where it designs and produces a variety of bioprocessing products, and an administrative facility in Orangeburg, New York related to sales and marketing. The products, which are sold to customers worldwide, include mixers, shakers, stirrers, refrigerated incubators, pharmacy balances and scales, force gauges, bioprocessing sensors and analytical tools. The Company also sublicensed certain patents and technology under a license agreement which expired in August 2021 and received royalty fees from the sublicenses.

COVID-19 Update

The challenges posed by the COVID-19 pandemic on the global economy affected the Company with minor or temporary disruptions to its operations. The Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self-quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. In fiscal years ended June 30, 2020 and 2021 the Company received loans from the Paycheck Protection Program administered by the U.S. Small Business Administration of which all of the loans were repaid or forgiven through the fiscal year ended June 30, 2022. The forgiven loans were recorded in the Company’s statement of operations as “Other Income. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, The Company is currently experiencing some delays from its supply chain which is having an impact on delayed delivery of some products, however this is deemed temporary and does not affect the Company’s major product – the Vortex-Genie 2. The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary, Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary (discontinued operation as of November 30, 2020), and Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation and wholly-owned subsidiary, which holds 100% of the outstanding stock of Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation, since its acquisition on April 29, 2021, (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for doubtful accounts, slow-moving inventory reserves, depreciation and amortization, the fair values of intangibles and goodwill, and provision or benefit for income taxes. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers. The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

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

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the Financial Accounting Standards Board (“FASB”), in applying ASC Topic 606: 1) All revenues are recorded net of returns, allowances, customer discounts, and incentives; 2) Although sales and other taxes are immaterial, the Company accounts for amounts collected from customers for sales and other taxes, if any, net of related amounts remitted to tax authorities; 3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling expenses; 5) the Company is always considered the principal and never an agent, because it has full control and responsibility until title is transferred to the customer; 6) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Nature of Products and Services

The Company generates revenues from the following sources: (1) Benchtop Laboratory Equipment and (2) Bioprocessing Systems.

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

Bioprocessing Systems sales comprise primarily of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics. Products offered for sale include the Cell Growth Quantifier (“CGQ”) for Biomass monitoring in shake flasks, the Liquid Injection System (“LIS”) for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring. The Company, through SBI, sublicensed certain patents and technology it held relating to bioprocessing products exclusively under a license which expired in August 2021, with the University of Maryland, Baltimore County (“UMBC”), for which it received royalties for such patents and technology. The Company was obligated to pay 50% of all royalties received to the entity that licensed the intellectual property to UMBC.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2022, and 2021, $1,984,300 and $8,922,800 respectively of cash balances were in excess of such limit.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

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

Investment Securities

The Company's investment securities are classified as equity securities, mutual funds, and bonds, and are held as available-for-sale and recorded at fair value. Changes in fair value of equity securities and mutual funds are recorded as net unrealized gains or losses in other income (loss), net on the statement of operations and comprehensive loss. Changes in fair value of bonds are recorded as net unrealized gains or losses as a component of other comprehensive income.

The Company determines the cost of the investment sold based on an average cost basis at the individual security level and record the interest income and realized gains or losses on the sale of these investments in other income, net on the statement of operations and comprehensive loss.

Inventories

Inventories recorded other than those of Aquila, are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value, and have been reduced by an allowance for excess and obsolete inventories. Inventories of Aquila are valued at the lower of cost (determined on a average cost method) or net realizable value, and have been reduced by an allowance for excess and obsolete inventories. The Company's inventory allowance is based on management’s estimates and reviews of inventories on hand is based on management’s review of inventories on hand compared to estimated future usage and sales. Cost of work-in-process and finished goods inventories include material, labor and manufacturing overhead.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided for primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized by the straight-line method over the remaining term of the related lease or the estimated useful lives of the assets, whichever is shorter.

Finite Lived Intangible Assets

Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, websites, intellectual property in-process research and development (“IPR&D”), trademarks and trade names. All intangible assets are amortized on a straight-line basis over the estimated useful lives of the respective assets, generally 3 to 10 years. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Goodwill and Long-Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, “Intangibles-Goodwill and Other” (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill and long-lived assets annually as of June 30, the last day of its fiscal year, unless an event occurs that would cause the Company to believe the value is impaired at an interim date. The Company concluded as of June 30, 2022 and 2021, there was no impairment of goodwill or long-lived intangible assets.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, “Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets (“ASC No. 360-10”). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. The Company concluded as of June 30, 2022 and 2021, there was no impairment of long-lived assets.

Leases

The Company accounts for its leases under ASC 842, Leases. The Company determines whether an agreement contains a lease at inception based on the Company’s right to obtain substantially all of the economic benefits from the use of the identified asset and its right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the Right-Of-Use (“ROU”) assets represent the Company’s right to use the underlying assets for the respective lease terms. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The ROU asset is further adjusted to account for previously recorded lease expenses such as deferred rent and other lease liabilities. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate of 5.0% as the discount rate to calculate the present value of future lease payments, which was the interest rate that its bank would charge for a similar loan.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $628,700 and $399,700 for the years ended June 30, 2022 and 2021, respectively.

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

The Company estimates the fair value of each stock-based grant using the Black-Scholes option pricing model. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award. The estimate expected term is based on management’s analysis of historical exercise activity. The risk-free interest rate is based on published U.S. Treasury rates for a term commensurate with the expected term. The dividend yield is estimated as zero as the Company has not paid dividends in the past and does not have any plans to pay any dividends in the foreseeable future. The Company has elected to account for forfeitures only when they occur.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

Foreign Currency Translation and Transactions

The Company has determined that the functional currency and reporting currency for its Aquila operations in Germany is the Euro and the U.S. Dollar, respectively. All assets and liabilities of Aquila are translated at the current exchange rate as of the end of the reporting period, and revenue and expenses are translated at average exchange rates in effect during the period with the resulting gain or loss reflected as a foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive income (loss). Gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income.

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

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2022 and 2021, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ended June 30, 2019 and after. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings or loss per common share includes the dilutive effect of stock options and warrants, if any. The Company was in a net loss position during the years ended June 30, 2022 and 2021, respectively, therefore the basic loss per share is the same as dilutive loss per share as the inclusion of the weighted-average number of all potential dilutive common shares which consists of stock options and warrants are anti-dilutive.

Reclassifications

Certain balances from fiscal 2021 have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent pronouncements issued to have a material impact on the financial statements of the Company. The Company continually evaluates ASU’s issued, but not yet effective, to determine whether the ASU will have any material impact on the Company and its operations.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

3. Segment Information

The Company views its operations as two segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”), and the manufacture, design, and marketing of bioprocessing systems and products and related royalty income (“Bioprocessing Systems”).

Segment information is reported as follows:

Year Ended June 30, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated

Revenues	$9,981,100	$1,419,400	$-	$11,400,500
Foreign Sales	3,702,400	1,101,400	-	4,803,800
Income (Loss) From Operations	1,475,800	(7,089,400)	(1,650,400)	(7,264,000)
Assets	9,538,600	10,402,800	9,090,200	29,031,600
Long-Lived Asset Expenditures	92,500	732,100	-	824,600
Depreciation and Amortization	96,300	591,900	-	688,200

Year Ended June 30, 2021	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated

Revenues	$9,043,600	$731,600	$-	$9,775,200
Foreign Sales	3,483,700	684,600	-	4,168,300
Income (Loss) From Operations	1,461,300	(4,828,600)	(1,341,400)	(4,708,700)
Assets	14,783,000	8,735,100	5,488,300	29,006,400
Long-Lived Asset Expenditures	60,500	196,900	-	257,400
Depreciation and Amortization	103,100	148,400	-	251,500

4. Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurement, which has defined the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

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

Level 1 Inputs that are based upon unadjusted quoted prices for identical instruments traded in active markets

Level 2 Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly

Level 3 Prices or valuation that require inputs that are both significant to the fair value measurement and unobservable.

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

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

The fair value of the contingent consideration obligations was based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement was based on significant inputs that were not observable in the market, therefore, the Company classified this liability as Level 3 in the following tables.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2022 and 2021 according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,971,100	$-	$-	$2,971,100
Investment securities	5,276,600	1,115,000	-	6,391,600

Total	$8,247,700	$1,115,000	$-	$9,362,700

Liabilities:
Contingent consideration	$-	$-	$-	$-

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,675,200	$-	$-	$9,675,200
Investment securities	2,920,600	824,000	-	3,744,600

Total	$12,595,800	$824,000	$-	$13,419,800

Liabilities:
Contingent consideration	$-	$-	$160,000	$160,000

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

Investments in marketable securities by security type as of June 30, 2022 and 2021 consisted of the following:

As of June 30, 2022:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$118,800	$151,000	$32,200
Mutual funds	5,299,500	5,125,600	(173,900)
Debt Securities	1,114,100	1,115,000	900
Total	$6,532,400	$6,391,600	$(140,800)

As of June 30, 2021:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$102,200	$154,100	$51,900
Mutual funds	2,752,400	2,766,500	14,100
Debt Securities	832,700	824,000	(8,700)
Total	$3,687,300	3,744,600	$57,300

The following table sets forth an analysis of changes during the years ended June 30, 2022 and 2021, respectively, in Level 3 financial liabilities of the Company’s contingent obligation which require cash payments to the sellers of certain acquired operations based on royalty payments received. As of June 30, 2022, the contingent consideration obligation was finalized to $117,500, of which $98,800 was paid to the sellers and $18,700 remains unpaid and reclassified into accounts payable.

	As of June 30,
	2022	2021
Beginning balance	$160,000	$358,000
Decrease in fair value of contingent consideration liability	(42,500)	(30,000)
Payments	(117,500)	(168,000)

Ending balance	$-	$160,000

5. Inventories

	2022	2021
Raw materials	$3,298,300	$2,170,400
Work-in-process	55,300	39,600
Finished goods	1,342,700	767,100
	$4,696,300	$2,977,100

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

6. Property and Equipment

		As of June 30,
	Useful Lives (Years)	2022	2021
Automobiles	5	$22,000	$22,000
Computer equipment	3-5	327,700	233,500
Machinery and equipment	3-7	1,364,900	1,047,600
Furniture and fixtures	4-10	105,200	148,800
Leasehold improvements	3-10	268,900	64,400
		2,088,700	1,516,300

Less accumulated depreciation		$1,083,100	$1,103,700

Property and Equipment, Net		$1,005,600	$412,600

Depreciation expense was $145,300 and $104,600 for the years ended June 30, 2022 and 2021, respectively.

During the years ending June 30, 2022 and 2021, the Company wrote off fully depreciated property and equipment assets for the cost amount of $164,600 and $0, respectively, and for the accumulated depreciated amount of $164,600 and $0, respectively.

7. Goodwill and Finite Lived Intangible Asset

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $4,395,400 as of June 30, 2022 and 2021, respectively, all of which is expected to be deductible for tax purposes.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

The components of finite lived intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
As of June 30, 2022
Technology, trademarks	3-10 yrs.	$1,278,900	$653,400	$625,500
Trade names	3-6 yrs.	592,300	228,200	364,100
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	143,300	228,900
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	504,200	556,300
Patents	5-7 yrs.	594,300	289,300	305,000
		$4,402,200	$2,322,400	$2,079,800

As of June 30, 2021	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$497,000	$719,800
Trade names	3-6 yrs.	592,300	152,600	439,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	102,400	269,800
Sublicense agreements	10 yrs.	294,000	283,000	11,000
Non-compete agreements	4-5 yrs.	1,060,500	308,600	751,900
Patents	5-7 yrs.	591,500	225,900	365,600
		$4,337,300	$1,779,500	$2,557,800

Total amortization expense was $542,900 and $146,900 for the years ending June 30, 2022 and 2021, respectively.

Estimated future amortization expense of intangible assets as of June 30, 2022 is as follows:

Year Ended June 30,
2023	$535,900
2024	520,800
2025	485,300
2026	284,400
2027	136,800
Thereafter	116,600
Total	$2,079,800

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

8. Acquisition of Aquila Biolabs GmbH

On April 29, 2021 the Company acquired all the outstanding capital stock of Aquila biolabs GmbH, a German start-up company in Baesweiler, Germany, engaged in the design, production, and sale of bioprocessing systems and products which focus on the control and analysis of bioprocesses in bioreactors and incubation shakers. The acquisition was pursuant to a Stock Purchase Agreement (“SPA”) dated April 28, 2021 with official closing occurring on April 29, 2021 whereby the Company paid an aggregate of $7,880,100 in cash upon closing to the sellers. Aquila’s principal customers are universities, pharmaceutical companies, and industrial companies. The products are sold primarily on a direct basis and to a lesser extent, through distributors.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) in which the Company is treated as the accounting acquirer. In accordance with ASC 805, the assets acquired and liabilities assumed have been measured at fair value.

For purposes of measuring the estimated fair value, where applicable, of the assets acquired and liabilities assumed, the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) has been applied, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Under ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred.

Management of the Company allocated the purchase price based on its valuation of the assets acquired and liabilities assumed as follows:

Fair value of assets acquired	Amount	Useful life
Current assets:
Cash and cash equivalents	$201,100
Accounts Receivable	159,200
Inventory	187,500
Prepaid expenses and other current assets	25,400
Property, plant and equipment	40,200
Deferred tax asset	800,300
Tradename	452,300	6 years
Non-compete agreements	784,500	4 years
IPR&D	742,100	5 years
Customer relationships	252,200	9 years
Patents and other intangibles	286,200	7 years
Total assets acquired	$3,931,000

Fair value of liabilities assumed:

Accounts payable	$(39,300)
Accrued expenses	(90,300)
Other current liabilities	(59,400)
Total liabilities assumed	(189,000)

Total identifiable net assets	3,742,000
Fair value of consideration transferred	7,880,100
Goodwill	$4,138,100

Accounting Periods Presented

Aquila’s fiscal year ended on December 31. Its historical results have been aligned to more closely conform to the Company’s June 30 fiscal year end by taking Aquila’s interim financial results for six months ended December 31, 2020 and the six months ended June 30, 2021. In addition, certain historical Aquila balances have been reclassified to conform to the unaudited pro forma consolidated presentation. There were no transactions between the two companies during the period presented. No pro forma adjustments were made to conform Aquila’s accounting policies which follow Germany’s generally accepted accounting principles (“German GAAP”) to the Company’s accounting principles, as any differences were deemed immaterial.

The following unaudited consolidated pro forma information is as if the acquisition had occurred on July 1, 2020.

Unaudited Consolidated Pro forma information is as follows:	Year Ended June 30, 2021

Revenues	$10,023,200
Net loss	(4,476,500)

Earnings per share:
Basic	$(1.00)
Diluted	(1.00)

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

9. Line of Credit

The Company has a Demand Line of Credit through December 2022 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at prime, currently 5.50%. The agreement does not contain any financial covenants and borrowings are also secured by a pledge of the Company’s assets including inventory, accounts receivable, chattel paper, equipment and general intangibles of the Company. As of June 30, 2022 and 2021, there were no borrowings outstanding under the line.

10. Payroll Protection Program Loan Credit

The Company received $563,800 and $433,800 in Payroll Protection Program loans in April 2020 and March 2021, respectively, pursuant to the Paycheck Protection Program loan (“PPP”) administered by the U.S. Small Business Administration through its bank. The first loan was forgiven in June 2021, and reflected as other income, except for $32,700 which was repaid. The second loan was forgiven in December 2021 and is reflected as other income (extinguishment of debt) in the accompanying statements of operations and comprehensive loss.

11. Commitments and Contingencies

Employment Agreements

The Company has an employment agreement with its Chief Executive Officer and President, which expires on June 30, 2025. The agreement contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for "cause" or the Presidents terminates the employment for "good reason", the President will have the right to receive a lump sum payment equal to three times the average of their total annual compensation paid for the last five years preceding such termination. The employment agreement also contains a termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination.

The Company has an employment agreement with its Chairman, which expires on June 30, 2023. The employment agreement contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the employee resigns for "good reason"(as such term is defined in the agreement) , the Company shall pay severance payments equal to either one year's salary at the rate of the compensation at the time of termination is employee is terminated within 12 months of the date of the agreement or six months' salary is the employee is terminated after 12 months of the date of the agreement. The Company will continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment.

The Company has employment agreements with the Chief Executive Officer of Aquila and three managing directors of Aquila for an indefinite term, which can be terminated by either party upon a twelve month written notice for the Chief Executive Officer and a six month written notice for the three managing directors, in accordance with German law. The agreements include a retention bonus of 25,000 euros if the employees do not terminate their employment with the Company within two years after the agreement date or the Company does not terminate their employment for good cause.

Consulting Agreement

The Company’s consulting agreement with a Director of the Company and his affiliate which provided consulting services on product development, expired on December 31, 2021. The agreement provided that the consultant be paid a monthly retainer fee of $9,000, plus a grant of 20,000 options which were awarded during the year ended June 30, 2020. Consulting expense related to this agreement amounted to $55,200 and $108,000 for the years ended June 30, 2022 and 2021, respectively.

The Company’s consulting agreement with a former Director of the Company and his affiliate which provided consulting services was terminated on April 1, 2022. The agreement provided that the consultant be paid a monthly retainer fee of 12,500 euros. The Company paid fees of $215,700 and $966,600 for the years ended June 30, 2022 and  2021, respectively. For the year ended June 30, 2021, fees included consulting fees of $207,900 and 125,000 stock options valued at $758,700 on the grant date using the Black--Scholes-Merton option pricing model.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

12. Leases

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) which was amended in September 2021 to increase the space by approximately 25% and extend the lease term through October 2028.The Company also has a facility in Pittsburgh, Pennsylvania for its Bioprocessing Systems Operations through May 2023, and a facility for sales and administration in Orangeburg, New York which was amended in June 2022 to extend the lease term to November 2024. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities, and any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

As of June 30, 2022, the weighted-average remaining lease term for operating lease liabilities was approximately 5.92 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were $344,500 for the year ended June 30, 2022, of which $333,900 was recorded as leases expense.

The Company’s approximate future minimum rental payments under all operating leases as of June 30, 2022 are as follows:

Year ended June 30,	Amount
2023	$356,400
2024	288,700
2025	264,300
2026	262,700
2027	270,600
Thereafter	338,900
Total future minimum payments	$1,781,600
Less: Imputed interest	(242,700)
Total Present Value of Operating Lease Liabilities	$1,538,900

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

13. Loss Per Common Share

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

	For the year ended,
	2022	2021
Weighted average number of common shares outstanding	6,637,471	3,189,602
Effect of dilutive securities:	-	-
Weighted average number of dilutive common shares outstanding	6,637,471	3,189,602

Basic and diluted loss per common share:
Continuing operations	$(0.85)	$(0.97)
Discontinued operations	$0.00	$(0.18)
Consolidated operations	$(0.85)	$(1.15)

Approximately 39,086 and 3,372,689 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended June 30, 2022. Approximately 88,691 and 2,481,783 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended June 30, 2021.

14. Equity

Authorized Shares

At the 2020 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s Common stock by 3,000,000 shares from 7,000,000 to 10,000,000 shares, with a further amendment approved by a majority of the Company’s shareholders on June 17, 2021 increasing the authorized shares to 15,000,000. On February 25, 2022, at the Company’s Annual Stockholders Meeting, the stockholders of the Company approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock by 5,000,000 shares from 15,000,000 to 20,000,000 shares.

The stockholders also approved an amendment to the Company’s 2012 Stock Option Plan (the “2012 Plan”) to increase the number of shares available under the Plan by 943,000 shares, from 307,000 to 1,250,000 shares, which, together with 150,000 shares that were added to the 2012 Plan in 2020, were registered by the Company on a Form S-8 Registration Statement with the Securities and Exchange Commission on March 15, 2021. In addition, the stockholders also approved the adoption of the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) providing for the issuance of up to 1,750,000 shares plus outstanding options granted under the Company’s 2012 Stock Option Plan that expire or are forfeited. The 2022 Plan provides various stock awards including incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, which can be awarded to employees and directors of the Company and its subsidiaries.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

Issuance and Sale of Common Stock

On April 29 2021, the Company received proceeds of approximately $7,580,400 from the sale of its securities to private investors upon the issuance of 1,595,880 shares of the Company’s Common Stock at an offering price of $4.75 per share which included warrants to purchase up to 797,940 shares of the Company’s Common Stock exercisable at $9.50 per share, and in June 2021 the Company received an additional $9.5 million through the sale of an additional 2,000,000 shares of the Company’s Common Stock at $4.75 per share which also included warrants to purchase up to 999,993 of the Company’s Common Stock exercisable at $9.50 per shares. These warrants are exercisable immediately and expire five years from date of issuance. The Company utilized the services of brokers for both transactions and incurred a total of approximately $1.3 million in issuance related costs for broker and legal fees. The Company was required under a registration rights agreement to register the shares, which it did through an S-1 Registration Statement filed with the Securities and Exchange Commission, which became effective on August 13, 2021. The proceeds were used for the Aquila acquisition with the remainder earmarked for the Bioprocessing Systems Operations.

On March 2, 2022, the Company entered into a Securities Purchase Agreement with certain private investors pursuant to which the Company issued and sold an aggregate of 545,456 shares of common stock and warrants to purchase up to an additional 274,727 shares of common stock, at an offering price of $5.50 per share, for a gross consideration of $3,000,000. The issuance cost related to this private placement stock issuance amounted to approximately $272,800. Under the terms of Securities Purchase Agreement between the Company and the investors, the Company must use commercially reasonable efforts to file a registration statement with the SEC within 90 days of the closing date to register for resale the shares of common stock sold in the private offering, including the shares of common stock issuable upon the exercise of the warrant. The Company filed a S-1 Registration Statement with the Securities and Exchange Commission, which became effective on June 13, 2022.

15. Stock Options

2012 Plan

The Company’s 2012 Plan expired in February 2022, which provided for the grant of options to purchase up to 1,193,000 shares of the Company’s Common Stock, par value $.05 per share (“Common Stock”), plus up to 57,000 shares under options previously granted under the 2002 Stock Option Plan of the Company (the “Prior Plan”).

The 2012 Plan provided for the granting of incentive or non-incentive stock options. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Non-incentive stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant.

2022 Plan

The Company’s 2022 Plan provides for the issuance of up to 1,750,000 shares of the Company’s Common Stock, par value $.05 per share, plus outstanding options granted under the Company’s 2012 Stock Option Plan that expire or are forfeited. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Nonstatutory stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. As of June 30, 2022, 1,832,113 shares of Common Stock were available for grant of options under the 2022 Plan, of which 142,113 shares of Common Stock are from either terminated or expired options from the 2012 Plan.

During the years ended June 30, 2022 and 2021, the Company granted 60,000 and 1,094,171 options under the 2012 Plan, respectively, to employees that had a fair value of $268,848 and $7,929,600, respectively. During the year ended June 30, 2022 the Company granted 60,000 options under the 2022 Plan, to employees that had a fair value of $262,372.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

The following table summarizes the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value of our stock options for the years ended June 30, 2022 and 2021, respectively:

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021
Expected term (in years)	10	10
Risk-free interest rate	1.91%	1.40%
Expected volatility	72%	66%
Dividend rate	0	0

Total stock-based compensation costs were $2,350,600 and $2,108,000 for the years ended June 30, 2022 and 2021, respectively. Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $3,187,300 and $5,935,000 as of June 30, 2022 and 2021, respectively. The weighted-average period over which the nonvested awards is expected to be recognized are 1.51 years and 2.27 years as of June 30, 2022 and 2021, respectively.

The following table summarizes option activity under all plans during the years ended June 30, 2022 and 2021:

	Year Ending
	June 30, 2022		June 30, 2021

Shares under option:	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding, beginning of year	1,180,757	$8.73	96,586	$4.35
Granted	120,000	5.78	1,094,171	9.07
Exercised	-	-	(1,000)	3.05
Forfeited	(142,113)	8.98	(9,000)	3.11
Outstanding, end of year	1,158,644	$8.40	1,180,757	$8.73

Options exercisable at year-end	567,594	$8.13	296,821	$7.69
Weighted average fair value per share of options granted during the fiscal year		$4.43		$7.25

	As of June 30, 2022 Options Outstanding			As of June 30, 2022 Exercisable
Range Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Outstanding	Average Exercise Price

$5.35 - $ 11.30	1,097,939	8.34	$8.68	506,889	$8.70
$2.91 - $ 4.65	60,705	4.51	$3.37	60,705	$3.37
	1,158,644			567,594

	As of June 30, 2021 Options Outstanding			As of June 30, 2021 Exercisable
Range Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Outstanding	Average Exercise Price

$5.35 - $ 11.30	1,120,052	9.35	$9.03	238,351	$8.76
$2.91 - $ 4.65	60,705	5.28	$3.36	58,470	$3.32
	1,180,757			296,821

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

16.  Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee’s deferral up to 3% of pay, plus 50% of employee’s deferral over 3% of pay up to 5%. Total matching contributions amounted to $112,400 and $90,700 for the years ended June 30, 2022 and 2021, respectively.

17.  Income Taxes

The reconciliation of the provision for income taxes at the federal statutory rate of 21% to the actual tax benefit for the applicable fiscal year was as follows:

	As of June 30,
	2022	2021
Computed “expected” income tax benefit	$(1,470,400)	$(1,014,300)
Research and development credits	(99,200)	(93,900)
Incentive Stock Option Expense	64,300	59,500
PPP Loan Foregivness	(91,100)	(111,700)
Other, net	247,500	(7,900)
Income tax benefit	$(1,348,900)	$(1,152,500)

Deferred tax assets and liabilities consist of the following:

	As of June 30,
	2022	2021
Deferred tax assets:
Amortization of intangible assets, including goodwill	$326,600	$374,000
Research and development credits	367,400	164,600
Various accruals	50,400	64,600
Stock options expense	763,600	383,200
Net operating loss	1,197,400	715,500
Deferred tax asset acquired	800,300	800,300
Other	297,900	24,900
	3,803,600	2,527,100
Deferred tax liability:
Depreciation of property and amortization of goodwill	(60,000)	(37,200)

Net deferred tax assets	$3,743,600	$2,489,900

The Company has federal net operating loss (“NOL”) carryforwards of $5,702,000 and $3,407,000 as of June 30, 2022 and 2021, respectively, which are available to reduce future taxable income.  Under the 2017 Tax Cuts and Jobs Act (the "Tax Act"), federal carryforwards may be carried forward indefinitely.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

18. Discontinued Operations

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

	As of
Assets:	June 30, 2022	June 30, 2021
Cash	$200	$-
Accounts receivable	-	52,000
Inventories	-	3,300
	$200	$55,300

	As of
Liabilities:	June 30, 2022	June 30, 2021
Accrued expenses and taxes	-	20,700
Contract liabilities	-	16,500
	$-	$37,200

	For the year ended
	June 30, 2022	June 30, 2021
Revenues	$28,500	$387,700
Cost of goods sold	16,600	471,800
Gross profit	11,900	(84,100)
Selling, general and administrative expenses	3,500	280,400
Gain (loss) from operations	8,400	(364,500)
Loss on disposal	-	(405,400)
Gain (loss) before income tax benefit	8,400	(769,900)
Income tax expense (benefit), all deferred	4,000	(207,400)
Net gain (loss) attributable to discontinued operations	$4,400	$(562,500)

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided and (used) by operating activities from discontinued operations for the years ended June 30, 2022 and June 30, 2021 was $17,800 and ($75,000), respectively. Cash provided by investing activities from discontinued operations for the years ended June 30, 2022 and June 30, 2021 was $0 and $440,000, respectively.  There was no cash provided or used by the discontinued operations for financing activities for the years ended June 30, 2022 and June 30, 2021, respectively.

