Form 10-Q
period 2022-09-30
SCIENTIFIC INDUSTRIES INC
filed 2022-11-14
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number0-6658

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of November 10, 2022 is 7,003,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,437,700	$2,971,100
Investment securities	5,298,600	6,391,600
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at September 30, 2022 and June 30, 2022	1,141,300	1,501,400
Inventories	4,956,200	4,696,300
Income tax receivable	161,400	161,100
Prepaid expenses and other current assets	510,400	547,600
Assets of discontinued operations	-	200
Total current assets	14,505,600	16,269,300

Property and equipment, net	1,066,200	1,005,600
Goodwill	4,395,400	4,395,400
Other intangible assets, net	1,943,600	2,079,800
Deferred taxes	4,160,800	3,743,600
Operating lease right of use assets	1,442,100	1,475,500
Other assets	62,400	62,400

Total assets	$27,576,100	$29,031,600

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
Accounts payable	$452,800	$1,105,900
Accrued expenses	762,500	796,000
Bank overdraft	84,000	-
Deferred revenue	-	29,000
Lease liabilities, current portion	284,400	299,300
Total current liabilities	1,583,700	2,230,200

Lease liabilities, less current portion	1,218,700	1,239,600
Total liabilities	2,802,400	3,469,800

Shareholders equity:
Common stock, $0.05 par value; 20,000,000 shares authorized; 7,023,401 shares issued; 7,003,599 shares outstanding at September 30, 2022 and June 30, 2022	351,200	351,200
Additional paid in capital	32,282,200	31,664,100
Accumulated comprehensive loss	(219,800)	(105,600)
Accumulated deficit	(7,587,500)	(6,295,500)
	24,826,100	25,614,200
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400
Total shareholders equity	24,773,700	25,561,800

Total liabilities and shareholders equity	$27,576,100	$29,031,600

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended September 30,
	2022	2021
Revenues	$2,670,000	$2,854,500

Cost of revenues	1,320,900	1,340,900

Gross profit	1,349,100	1,513,600

Operating expenses:
General and administrative	1,607,500	1,465,700
Selling	875,700	935,800
Research and development	560,100	636,500

Total operating expenses	3,043,300	3,038,000

Loss from operations	(1,694,200)	(1,524,400)

Other expense, net	(15,000)	(7,900)

Loss from continuing operations before income tax benefit	(1,709,200)	(1,532,300)

Income tax benefit, deferred	(417,200)	(322,600)

Loss from continuing operations	(1,292,000)	(1,209,700)

Discontinued operations (Note 10):

Gain from discontinued operations, net of tax	-	900

Net loss	$(1,292,000)	$(1,208,800)

Comprehensive loss:

Unrealized holding gain on investment securities, net of tax	4,100	2,200
Foreign currency translation (loss) gain adjustment	(118,300)	34,100
Comprehensive (loss) gain	(114,200)	36,300

Total comprehensive loss	$(1,406,200)	$(1,172,500)

Basic and diluted loss per common share:

Continuing operations	$(0.18)	$(0.19)
Discontinued operations	$-	$-
Consolidated operations	$(0.18)	$(0.19)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Shares	Amount	Equity

Balance June 30, 2021	6,477,945	$324,000	$26,613,500	$(9,200)	$(651,100)	19,802	$52,400	$26,224,800

Net loss	-	-	-	-	(1,208,800)	-	-	(1,208,800)

Foreign currency translation adjustment	-	-	-	34,100	-	-	-	34,100

Unrealized gain on investment securities, net of tax	-	-	-	2,200	-	-	-	2,200

Stock-based compensation	-	-	675,400	-	-	-	-	675,400

Balance September 30, 2021	6,477,945	$324,000	$27,288,900	$27,100	$(1,859,900)	19,802	$52,400	$25,727,700

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Shares	Amount	Equity

Balance June 30, 2022	7,023,401	$351,200	$31,664,100	$(105,600)	$(6,295,500)	19,802	$52,400	$25,561,800

Net loss	-	-	-	-	(1,292,000)	-	-	(1,292,000)

Foreign currency translation adjustment	-	-	-	(118,300)	-	-	-	(118,300)

Unrealized gain on investment securities, net of tax	-	-	-	4,100	-	-	-	4,100
								-
Stock-based compensation	-	-	618,100	-	-	-	-	618,100

Balance September 30, 2022	7,023,401	$351,200	$32,282,200	$(219,800)	$(7,587,500)	19,802	$52,400	$24,773,700

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(1,292,000)	$(1,208,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,900	165,100
Stock-based compensation	618,100	675,400
Loss on sale of investments	56,900	200
Unrealized holding loss on investments	12,100	32,800
Deferred income tax benefit	(417,200)	(322,600)
Changes in operating assets and liabilities:
Trade accounts receivable	391,200	(198,500)
Inventories	(334,100)	(117,600)
Prepaid and other current assets	26,400	(151,200)
Income tax receivable	(300)	267,300
Operating lease right of use assets	29,700	34,000
Accounts payable	(674,800)	167,000
Accrued expenses	(11,100)	(90,700)
Deferred revenue	(27,900)	-
Lease liabilities	(32,200)	(27,800)
Other long term liabilities	-	(10,800)

Net cash used in operating activities	(1,466,300)	(786,200)

Investing activities:
Redemption of investment securities	1,043,000	708,200
Purchase of investment securities	(14,800)	(3,982,400)
Capital expenditures	(160,100)	(48,900)
Purchase of other intangible assets	(1,500)	-

Net cash provided by (used) in investing activities	866,600	(3,323,100)

Financing activities:
Bank overdraft	84,000	(321,700)

Net cash provided by (used) in financing activities	84,000	(321,700)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(17,700)	24,500

Net decrease in cash and cash equivalents	(533,400)	(4,406,500)
Cash and cash equivalents, beginning of period	2,971,100	9,675,200
Cash and cash equivalents, end of period	$2,437,700	$5,268,700

SUPPLEMENTAL DISCLOSURES
Noncash financing activities
Record right of use assets	$41,100	$-
Record lease liabilities	$38,800	$-

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

The accompanying unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022. The results for the three months ended September 30, 2022 are not necessarily an indication of the results for the full fiscal year ending June 30, 2023.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary, Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary (discontinued operation as of November 30, 2020), and Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation and wholly-owned subsidiary, which holds 100% of the outstanding stock of Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation, since its acquisition on April 29, 2021, (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain balances from fiscal 2022 have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent pronouncements issued to have a material impact on the financial statements of the Company. The Company continually evaluates ASU’s issued, but not yet effective, to determine whether the ASU will have any material impact on the Company and its operations.

3. Fair Value of Financial Instruments

The Company follows ASC - Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which has defined the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

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

The fair value of the contingent consideration obligations was based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that were not observable in the market, therefore, the Company classifies this liability as Level 3 in the following table.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2022 and June 30, 2022 according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,437,700	$-	$-	$2,437,700
Investment securities	4,314,100	984,500	-	5,298,600
Total	$6,751,800	$984,500	$-	$7,736,300

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,971,100	$-	$-	$2,971,100
Investment securities	5,276,600	1,115,000	-	6,391,600
Total	$8,247,700	$1,115,000	$-	$9,362,700

Investments in marketable securities by security type as of September 30, 2022 and June 30, 2022 consisted of the following:

As of September 30, 2022:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$118,800	$134,700	$15,900
Mutual funds	4,389,400	4,179,400	(210,000)
Debt Securities	978,800	984,500	5,700
Total	$5,487,000	$5,298,600	$(188,400)

As of June 30, 2022:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$118,800	$151,000	$32,200
Mutual funds	5,299,500	5,125,600	(173,900)
Debt Securities	1,114,100	1,115,000	900
Total	$6,532,400	$6,391,600	$(140,800)

4. Inventories

	As of September 30, 2022	As of June 30, 2022
Raw materials	$3,244,600	$3,298,300
Work-in-process	194,100	55,300
Finished goods	1,517,500	1,342,700
	$4,956,200	$4,696,300

5. Goodwill and Finite Lived Intangible Assets

Goodwill amounted to $4,395,400 as of September 30, 2022 and June 30, 2022, all of which is expected to be deductible for tax purposes.

The components of finite lived intangible assets are as follows:

As of September 30, 2022:	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,274,900	$693,200	$581,700
Trade names	3-6 yrs.	592,300	247,100	345,200
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	153,500	218,700
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	553,100	507,400
Patents	5-7 yrs.	595,800	305,200	290,600
		$4,399,700	$2,456,100	$1,943,600

As of June 30, 2022	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,278,900	$653,400	$625,500
Trade names	3-6 yrs.	592,300	228,200	364,100
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	143,300	228,900
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	504,200	556,300
Patents	5-7 yrs.	594,300	289,300	305,000
		$4,402,200	$2,322,400	$2,079,800

Total amortization expense was $134,200 and $138,900 for the three months ended September 30, 2022 and 2021, respectively.

Estimated future fiscal year amortization expense of intangible assets as of September 30, 2022 is as follows:

As of September 30, 2022	Amount
Remainder of fiscal year ending 2023	$401,400
2024	520,500
2025	484,800
2026	283,700
2027	136,600
Thereafter	116,600
Total	$1,943,600

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of September 30, 2022 and June 30, 2022, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Leases

In August and September 2022, the Company entered into two lease agreements to lease motor vehicles for certain employees. The contractual period of each lease is 36 months and the lease was determined to qualify for operating lease treatment upon the lease commencement date.

The Company’s approximate future minimum rental payments under all operating leases as of September 30, 2022 are as follows:

As of September 30, 2022:	Amount
Remainder of fiscal year ending 2023	$276,200
2024	301,600
2025	278,200
2026	263,900
2027	270,600
Thereafter	339,000
Total future minimum payments	$1,729,500
Less: Imputed interest	(226,400)
Total Present Value of Operating Lease Liabilities	$1,503,100

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

	For the three months ended September 30,
	2022	2021
Weighted average number of common shares outstanding	7,003,599	6,458,143
Effect of dilutive securities:	-	-
Weighted average number of dilutive common shares outstanding	7,003,599	6,458,143

Basic and diluted loss per common share:
Continuing operations	$(0.18)	$(0.19)
Discontinued operations	-	-
Consolidated operations	$(0.18)	$(0.19)

Approximately 34,309 and 3,420,510 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended September 30, 2022.

Approximately 539,357 and 3,246,984 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended September 30, 2021.

8. Related Parties

Consulting Agreements

During the three months ended September 30, 2022 and 2021, respectively, the Company paid $0 and $23,400, respectively, to Mr. Joseph G. Cremonese, a Director of the Company, and his affiliate which provided consulting services on product development. The Company’s consulting agreement with Mr. Joseph G. Cremonese and his affiliate expired on December 31, 2021.

During the three months ended September 30, 2022 and 2021, respectively, the Company paid $0 and $44,900, respectively, to Mr. Reinhard Vogt, a former Director of the Company, and his affiliate which provided consulting services. The Company’s consulting agreement with Mr. Reinhard Vogt and his affiliate was terminated on April 1, 2022.

9. Segment Information and Concentration

The Company views its operations as two operating segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”), and the manufacture, design, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). The Company also has included a Non-operating Corporate segment. All inter-segment revenues are eliminated.

Segment information is reported as follows:

Three months ended September 30, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated

Revenues	$2,357,600	$312,400	$-	$2,670,000
Foreign Sales	749,600	241,100	-	990,700
Income (Loss) From Operations	306,900	(1,515,800)	(485,300)	(1,694,200)
Assets	8,962,000	10,251,200	8,362,900	27,576,100
Long-Lived Asset Expenditures	11,300	150,300	-	161,600
Depreciation and Amortization	25,200	163,700	-	188,900

Three months ended September 30, 2021	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated

Revenues	$2,529,900	$324,600	$-	$2,854,500
Foreign Sales	1,071,800	91,500	-	1,163,300
Income (Loss) From Operations	561,600	(1,685,500)	(400,500)	(1,524,400)
Assets	9,689,700	8,670,100	9,854,500	28,214,300
Long-Lived Asset Expenditures	33,800	15,100	-	48,900
Depreciation and Amortization	22,800	142,300	-	165,100

For the three months ended September 30, 2022 one customer accounted for approximately 10% or more of the Company’s total revenue. For the three months ended September 30, 2021 no individual customer accounted for approximately 10% or more of the Company’s total revenue.

A reconciliation of the Company’s consolidated segment loss from operations to consolidated loss from operations before income taxes and net loss for the three months ended September 30, 2022 and 2021, respectively are as follows:

For the three months ended September 30, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$306,900	$(1,515,800)	$(485,300)	$(1,694,200)

Other (expense) income, net	1,600	13,500	(30,100)	(15,000)

Income (Loss) from operations before discontinued operations and income tax benefit	$308,500	$(1,502,300)	$(515,400)	$(1,709,200)

For the three months ended September 30, 2021	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$561,600	$(1,685,500)	$(400,500)	$(1,524,400)

Other (expense) income, net	2,000	-	(9,900)	(7,900)

Income (Loss) from operations before discontinued operations and income tax benefit	$563,600	$(1,685,500)	$(410,400)	$(1,532,300)

10. Discontinued Operations

The operating results of the discontinued Catalyst Research Instruments Operations segment have been presented as discontinued operations in the balance sheets, the statements of operations, and the statements of cash flows, as detailed below.

	As of September 30, 2022	As of June 30, 2022
Assets:
Cash	$-	$200
Total	$-	$200

	Three Months Ended September 30,
	2022	2021
Revenue	$-	$1,200
Cost of goods sold	-	-
Gross profit	-	1,200
Selling, general and administrative expenses	-	300
Loss from operations before income tax benefit	-	900
Income tax benefit, deferred	-	-
Income attributable to discontinued operations	$-	$900

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations for three months ended September 30, 2022 and 2021 was $0 and $900, respectively. There was no cash provided by or used in investing or financing activities for both periods.

11. Subsequent Event

On November 4, 2022, the Board of Directors, approved to change the Company’s fiscal year end from June 30 of each year to December 31 of each year. In accordance with the applicable rules of the Securities Exchange Act of 1934, as amended, the Company will file, on or about March 31, 2023, a transition report on Form 10-K with respect to the six-month transition period beginning July 1, 2022 and ending December 31, 2022. The Company’s 2023 fiscal year will commence on January 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ending June 30,2022, filed on September 28, 2022. Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking statements. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Throughout this Quarterly Report on Form 10-Q, the terms the “Company,” ”Scientific,” “we,” “our” or “us,” refer to Scientific Industries, Inc. and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

Overview.

Scientific Industries, Inc. and its subsidiaries design, manufacture, and market a variety of benchtop laboratory equipment and bioprocessing products. The Company views its operations as two operating segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”), and the manufacture, design, and marketing of bioprocessing systems and products (“Bioprocessing Systems Operations”).

COVID-19

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

Results of Operations.

The Company’s results reflect those of the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations. The Company realized a loss from continuing operations before income tax benefit of $1,709,200 for the three months ended September 30, 2022 compared to a $1,532,300 loss before income tax benefit for the three months ended September 30, 2021, primarily due to the decreased revenue of its Benchtop Laboratory Equipment Operations, offset by decreased operating expenses of its Bioprocessing Systems Operations.

Revenue

Net revenues for the three months ended September 30, 2022 decreased $184,500 (6.5%) to $2,670,000 from $2,854,500 for the three months ended September 30, 2021, driven primarily by lower sales in Genie products in Asia, due to a decline of demand of COVID related equipment partially offset by increased sales of Torbal brand products. Sales of Torbal brand products amounted to approximately $683,100 for the three months ended September 30, 2022 compared to $509,800 in the prior year same quarter. Net revenues from the Bioprocessing Systems Operations decreased $12,200 due primarily to the royalty revenue reduction from the prior year quarter due to the termination of a patent and technology license agreement in August 2021, partially offset by increased sales of bioprocessing products.

Gross profit

The gross profit percentage for the three months ended September 30, 2022 and 2021, was 50.5% and 53%, respectively. The 2.5% decreased is due primarily to a increase in material, labor and overhead cost incurred in the Benchtop Laboratory Equipment Operations.

General and administrative

General and administrative expenses for the three months ended September 30, 2022 and 2021, were $1,607,500 and $1,465,700, respectively. The increase of $141,800 (9.7%) is due primarily to increased labor and operating costs incurred by the Bioprocessing Systems Operations and increased Corporate operating expenditures.

Selling

Selling expenses for the three months ended September 30, 2022 and 2021, were $875,700 and $935,800, respectively. The decrease of $60,100 (6.4%) is due primarily to the reduction of sales and marketing consultants slightly offset by direct hire sales and marketing employees in the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the three months ended September 30, 2022, and 2021, were $560,100 and $636,500, respectively. The decrease of $76,400 (12.0%) is, due primarily to the completion and reduction of research and development projects in the Bioprocessing Systems Operations.

Other expense, net

Other expense, net, for the three months ended September 30, 2022 and 2021, were $15,000 and $7,900, respectively. The increase is due primarily to realized losses on investment securities, partially offset by the decrease in unrealized loss on investment securities during the current quarter period.

Income tax

Income tax benefit for the three months ended September 30, 2022, and 2021, was $417,200 and $322,600, respectively. The increase is due primarily to the increased net loss in operations during the current quarter period.

Liquidity and Capital Resources.

Our primary sources of liquidity are existing cash and cash equivalents, representing cash generated from operating activities of the Benchtop Laboratory Equipment Operations and proceeds from the private placements of Company equity securities. We assess our liquidity in terms of our ability to generate cash to fund our short and long-term cash requirements. We believe that our operating cash flows derived primarily from the Benchtop Laboratory Equipment Operations and our cash and investments on hand are sufficient to fund our cash requirements for the next 12 months. In the event that the Company’s business plan changes or its cash requirements are greater than anticipated, the Company may seek to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should the Company need it or, if available, that the terms will be satisfactory to the Company and not dilutive to existing shareholders.

The following table discloses our cash flows for the periods presented:

	For the three months ended September 30,
	2022	2021
Net cash used in operating activities	$(1,466,300)	$(786,200)
Net cash provided by (used) in investing activities	866,600	(3,323,100)
Net cash provided by (used) in financing activities	84,000	(321,700)
Effect of changes in foreign currency exchange rates	(17,700)	24,500
Decrease in cash and cash equivalents	$(533,400)	$(4,406,500)

Net cash used in operating activities was $1,466,300 for the three months ended September 30, 2022 compared to $786,200 for the three months ended September 30, 2021. The net increase of $680,100 is primarily a result of the increase in the net loss for the three months ended September 30, 2022 by $83,200 over the prior year period and, a net cash outflow related to changes in operating assets and liabilities of $504,800 offset by a net loss non-cash adjustments of $92,100.

Net cash provided by investing activities was $866,600 for the three months ended September 30, 2022 compared to $3,323,100 used in the three months ended September 30, 2021. The net increase of $4,189,700 is primarily due to the decrease in purchase of investment securities, partially offset by a increase in redemption of investments in the current quarter period compared to prior quarter period.

Net cash provided by financing activities was $84,000 for the three months ended September 30, 2022 compared to $321,700 used in the three months ended September 30, 2021. The net increase of $405,700 is primarily due to the timing and funding of bank overdraft activities.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principals generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. “Note 2-Summary of significant accounting policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2022 (“2022 Form 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates are identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Form 10-K. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements, and actual results could differ from our assumptions and estimates, and such differences could be material.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Chief Executive Officer and Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective at a reasonable level to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Description of document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022	SCIENTIFIC INDUSTRIES, INC.(Registrant) /s/ Helena R. Santos
Helena R. Santos President, Chief Executive Officer, and Treasurer

Date: November 14, 2022	SCIENTIFIC INDUSTRIES, INC. (Registrant) /s/ Reginald Averilla
Reginald Averilla Chief Financial Officer

