Form 10-KT
period 2022-12-31
SCIENTIFIC INDUSTRIES INC
filed 2023-04-17
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

 ☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2022 to December 31, 2022

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 30, 2022 is $14,040,023.

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of April 12, 2023 is 7,003,599 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Restatement Background

On April 12, 2023, the management of Scientific Industries, Inc. (the "Company"), together with the Audit Committee of the Company's Board of Directors (the "Audit Committee") reached a determination that the Company’s consolidated audited financial statements as of and for the fiscal year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and the Company’s consolidated unaudited financial statements as of and for the quarter period ended September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC, collectively the “Non-Reliance Periods”, should no longer be relied upon because of material misstatements contained in those consolidated financial statements. The Company’s management and the Audit Committee discussed the matters with Macias Gini & O'Connell LLP (“MGO”), the Company’s independent registered public accounting firm, and determined to restate its consolidated audited financial statements for the Non-Reliance Periods. During the preparation of its audited financial statements for the six-month transition period from July 1, 2022 to December 31, 2022, the Company identified an error in the assessment of a full valuation allowance against the consolidated net deferred tax asset and in addition, the Company identified an error in the use of future projections and weighted average cost of capital used in the annual goodwill impairment testing of the Company’s Bioprocessing Systems segment. Upon further analysis of the errors, the Company has determined that it should have allocated a full valuation allowance to the consolidated net deferred tax asset and applied a goodwill impairment charge to the Bioprocessing Systems reporting unit in the fiscal year ended June 30, 2022.

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated certain information within this Annual Report on Form 10-KT, including the consolidated financial statements as of and for the year ended June 30, 2022, and the relevant unaudited interim financial information for the quarterly period ended September 30, 2022.

See Note 19 ("Restatement of Prior Period"), in Item 8, Financial Statements and Supplementary Data, for additional information on the audited consolidated financial statements as of and for the year ended June 30, 2022.

See Note 20 ("Quarterly Financial Data (Unaudited)"), in Item 8, Financial Statements and Supplementary Data, for such restated information on the quarter period ended September 30, 2022.

Control Considerations

In connection with the restatement, management has assessed the effectiveness of the Company's internal control over financial reporting. Based on this assessment, the Company identified a material weakness in its internal control over financial reporting resulting in the conclusion by the Company's Chief Executive Officer and Chief Financial Officer that the internal controls over financial reporting were not effective as of December 31, 2022 and June 30, 2022. Management is taking additional steps to remediate the material weakness in the Company's internal controls over financial reporting. See Item 9A, Controls and Procedures, for additional information related to this material weakness in internal controls over financial reporting and the related remedial measures.

SCIENTIFIC INDUSTRIES, INC.

FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in its filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases “will likely result”, “will be”, “will”, “are expected to”, “will continue to”, “is anticipated”, “estimate”, “project” or similar expressions identify “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

PART I

Item 1. Business.

General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (“SI” and along with its subsidiaries, the “Company”), is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment (“Benchtop Laboratory Equipment”), and through its wholly-owned subsidiary, Scientific Bioprocessing Holdings, Inc., a Delaware corporation (“SBHI”), the design, manufacture, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). SBHI has two wholly-owned subsidiaries – Scientific Bioprocessing, Inc., a Delaware corporation (“SBI”), and aquila biolabs GmbH, a German corporation (“Aquila”). The Company’s products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, and other industries performing laboratory-scale research. Until November 30, 2020, the Company was also engaged in the design, manufacture and marketing of customized catalyst research instruments through its wholly-owned subsidiary, Altamira Instruments, Inc, a Delaware corporation (“Altamira”). On November 30, 2020, the Company sold substantially all of Altamira’s assets and Altamira’s operations were discontinued.

Transition Period. On November 4, 2022, the Board of Directors approved the change of the Company’s fiscal year end from June 30 to December 31 of each year. In accordance with the applicable rules of the Securities Exchange Act of 1934, as amended, the Company is filing a transition report on Form 10-KT with respect to the six-month transition period beginning July 1, 2022 and ended December 31, 2022 within the time period prescribed by the Securities and Exchange Commission. The Company’s 2023 fiscal year will commence on January 1, 2023.

Operating Segments. The Company views its operations as two segments: the manufacture and marketing of standard Benchtop Laboratory Equipment which includes various types of equipment used for research and sample preparation in university, pharmacy and industrial laboratories sold primarily through laboratory equipment distributors and online; and the design, development, manufacture and marketing of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics, sold primarily on a direct basis through the Company’s internal sales force.

Products.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold under the “Genie ™” division, and pharmacy and laboratory balances and scales, force gauges, automated pill counters and moisture analyzers under the “Torbal®” division. Sales of the Company’s principal product, the Vortex-Genie® 2 Mixer, excluding accessories, represented approximately 38% and 42% of the Company’s total net revenues for the six-month periods ended December 31, 2022 and 2021 (unaudited), respectively and 48% and 51% of the segment’s sales for the fiscal year ending June 30, 2022 and 2021, respectively.

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

The Company’s line of magnetic stirrers includes a high/low programmable magnetic stirrer, a four-place high/low programmable magnetic stirrer, a large volume magnetic stirrer, and a four-place general purpose stirrer.

The Company’s Torbal® division line of products includes pharmacy, laboratory, and industrial digital scales, moisture analyzers, mechanical and VIVID® automated pill counters, force gauges and test stands.

Bioprocessing Systems. SBHI, through its two wholly-owned subsidiaries, SBI and Aquila, is engaged in the design, development, manufacture and marketing of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics. Products include the Cell Growth Quantifier (“CGQ”) for Biomass monitoring in shake flasks, the Liquid Injection System (“LIS”) for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring and analytical software. The Company, through SBI, also sublicensed certain patents and technology it holds relating to bioprocessing products exclusively under a license with the University of Maryland, Baltimore County (“UMBC”), for which it received royalties for patents that expired in August 2021.

Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its internal engineering capabilities in areas such as industrial and electronics design.

Major Customers. Sales to three customers, principally of the Vortex-Genie 2 Mixer, represented 32% and 18% of total net revenues for the six-month periods ended December 31, 2022 and 2021 (unaudited), respectively, and 17% and 21% of total net revenues for the fiscal years ended June 30, 2022 (“fiscal 2022”) and 2021 (“fiscal 2021”), respectively. The three customers also represented 36% and 21% of Benchtop Laboratory Equipment product sales, for the six-month periods ended December 31, 2022 and 2021 (unaudited), respectively, and 19% and 23% of Benchtop Laboratory Equipment product sales, for the fiscal years ended June 30, 2022 and 2021, respectively.

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

Assembly and Production. The Company has facilities in Bohemia, New York and Orangeburg, New York where it conducts the Benchtop Laboratory Equipment operations. The Company also has a facility in Pittsburgh, Pennsylvania and its primary operating facility in Baesweiller, Germany, where it conducts the Bioprocessing Systems operations. The Company’s production operations principally involve assembly of components supplied by various domestic and international independent suppliers.

Patents, Trademarks and Licenses.

The Company holds several patents relating to its benchtop laboratory products which include a United States patent which expired in November 2022 on the MagStir Genie® and on the MultiMagStir Genie®, another patent that relates to its Vortex-Genie Pulse which expires in January 2036, and a patent relating to Torbal’s VIVID® automated pill counter which expires in March 2039.

The Company’s Bioprocessing Systems operations’ Aquila subsidiary holds two US patents relating to bioprocessing which expire in January 2035 and February 2038, respectively. In addition, Aquila holds several European and German patents and Patent Cooperation Treaty (the “PCT”) patents, and has several other patent applications pending in the United States, Europe, and under the PCT.

The Company does not anticipate any material adverse effect on sales of its patented products following the expiration on any of its patents resulting in the loss of patent protection.

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

The Company held an exclusive license from UMBC with respect to rights and know-how under a United States patent held by UMBC related to disposable sensor technology, which the Company further sublicensed on an exclusive basis to a German company, and non-exclusive rights related to the use of the technology with vessels of sizes ranging from 250 milliliters to 5 liters. Net total license fees paid or accrued to the Company under this license for fiscal year 2022 and fiscal year 2021 amounted to $337,700 and $560,000, respectively. This patent and the Company’s related license expired in August 2021.

Foreign Sales. The Company’s sales to overseas customers, principally in Asia and Europe, accounted for approximately 34% and 44% of the Company’s net revenue for the six-month periods ended December 31, 2022 and 2021 (unaudited), respectively and 42% and 43% of the Company’s net revenues for fiscal 2022 and fiscal 2021, respectively. Payments were primarily in United States dollars and were therefore not subject to risks of currency fluctuation, foreign duties and customs.

Seasonality. The Company does not consider its business to be seasonal.

Backlog. The Company’s Benchtop Laboratory Equipment operations experienced supply chain disruptions causing delayed delivery of some products to its customers, and production inefficiencies. The Company had a total backlog in benchtop equipment orders of approximately $745,200, $677,400 and $677,800 as of December 31, 2022, June 30, 2022 and June 30, 2021, respectively. There was no significant backlog for the Bioprocessing Systems operations.

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

The major competitors for the Company’s Bioprocessing Systems products are ABER Instruments (United Kingdom), Hamilton (USA), Kuhner AG (Switzerland), Optek (Germany), PreSens GmbH (Germany), Eppendorf AG GmbH (Germany), and PyroScience (Germany).

Research and Development. The Company incurred research and development expenses, the majority of which related to its Bioprocessing Systems operations, of $1,395,800 and $1,516,800 for the six-month periods ended December 31, 2022 and 2021 (unaudited), respectively and $2,873,300 and $1,623,800 for fiscal 2022 and fiscal 2021, respectively. The Company expects that research and development expenditures in the fiscal year ended December 31, 2023 will continue to increase reflecting increased product development efforts for the Bioprocessing Systems operations and investment in new VIVID pill counting products.

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

Employees. As of April 12, 2023, the Company employed 84 persons (34 for the Benchtop Laboratory Equipment operations, and 50 for the Bioprocessing Systems operations, of whom 36 were located in Germany) of whom 79 were full-time, including its executive officers. The Company augments its internal staff with outside consultants as deemed necessary. None of the Company’s employees are represented by any union.

Restatement of Previously Issued Consolidated Financial Statements.  On April 12, 2023, the Company’s management and the Audit Committee of the Company's Board of Directors (the "Audit Committee") reached a determination that the Company’s consolidated audited financial statements as of and for the fiscal year ended June 30,22 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and the Company’s consolidated unaudited financial statements as of and for the quarter period ended September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC, collectively the “Non-Reliance Periods”, for the Non-Reliance Periods, should no longer be relied upon because of material misstatements contained in those consolidated financial statements. The Company’s management and the Audit Committee discussed the matters with Macias Gini & O'Connell LLP (“MGO”), the Company’s independent registered public accounting firm, and determined to restate its consolidated audited financial statements for the Non-Reliance Periods. The misstatements are described in detail in Notes 19 and 20 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-KT.

Available Information. The Company’s reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”), including amendments to such reports, are available on the SEC’s website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company’s public filings can be accessed through the Company’s website at https://www.scientificindustries.com/sec-filings.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comment.

Not required for smaller reporting companies.

Item 2. Properties.

The Company’s executive office and principal manufacturing facility for its Benchtop Laboratory Equipment operations comprises approximately a total of 24,000 square feet. This facility is located in Bohemia, New York and is held under a lease which was amended in September 2021 to increase the space by an additional 5,000 square feet for an adjoining facility and extend the lease term to October 2028. The Company leases a 1,200 square foot facility in Orangeburg, New York where it conducts its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, which was amended in June 2022 to extend the lease term to November 2024. The Company’s Bioprocessing Systems operations are conducted in a leased 2,100 square foot facility in Pittsburgh, Pennsylvania, which lease expires in May 2023 and is not expected to be renewed as the Company expects to use co-sharing office space, and a 5,252 square foot facility in Baesweiller, Germany comprised of manufacturing, engineering, and administrative space.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The Company’s Common Stock is traded on the Over-The-Counter (“OTC”) Market, under the trading symbol “SCND”. The following table sets forth the low and high bid quotations at the end of each quarter for the six month transition period ended December 31, 2022 and for fiscal 2022 and fiscal 2021, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended	Low Bid($)	High Bid($)
09/30/20	7.05	9.00
12/31/20	7.26	8.10
03/31/21	7.66	11.00
06/30/21	9.31	10.51
09/30/21	4.99	10.80
12/31/21	5.00	7.50
03/31/22	5.51	6.50
06/30/22	4.73	6.13
09/30/22	4.95	6.00
12/31/22	5.17	6.00

As of April  12, 2023, there were 256 record holders of the Company’s Common Stock.

Recent sales of unregistered securities; use of proceeds from registered securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. [Reserve]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the fiscal years ended June 30, 2022 (as restated) and 2021, and the six month transition periods ended December 31, 2022 and 2021 (unaudited), and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain statements contained in this report are not based on historical facts but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward- looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Restatement of Previously Issued Consolidated Financial Statements.

Scientific Industries, Inc, (the “Company”) has restated the Company’s consolidated financial statements as of and for the year ended June 30, 2022 contained in this Annual Report on Form 10-KT. Refer to the “Explanatory Note” preceding Item 1 above, for background on the restatement, the fiscal and interim periods impacted, control considerations, and other information. In addition, the Company has restated certain previously reported financial information at June 30, 2022 and for the fiscal year ended June 30, 2022 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 19 ("Restatement of Prior Period") and Note 20 ("Quarterly Financial Data (Unaudited)"), in Item 8, Financial Statements and Supplementary Data, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

Overview.

Scientific Industries, Inc., a Delaware corporation (“SI” and along with its subsidiaries, the “Company”, “we”, “our”), is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment (“Benchtop Laboratory Equipment”), and through its wholly-owned subsidiary, Scientific Bioprocessing Holdings, Inc., a Delaware corporation (“SBHI”), the design, manufacture, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). SBHI has two wholly-owned subsidiaries – Scientific Bioprocessing, Inc., a Delaware corporation (“SBI”), and aquila biolabs GmbH, a German corporation (“Aquila”). The Company’s products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, and other industries performing laboratory-scale research. Until November 30, 2020, the Company was also engaged in the design, manufacture and marketing of customized catalyst research instruments through its wholly-owned subsidiary, Altamira Instruments, Inc, a Delaware corporation (“Altamira”). On November 30, 2020, the Company sold significantly all of Altamira’s assets and Altamira’s operations were discontinued.

The Company’s Board of Directors approved the change in the Company’s fiscal year end to December 31 from June 30, effective November 9, 2022. As a result of this change, the consolidated financial statements include the Company’s financial results for the six-month transition period of July 1, 2022 through December 31, 2022. The information for the six months ended December 31, 2021 is presented for comparative purposes only and is unaudited.

The Company’s results are from the Benchtop Laboratory Equipment operations and the Bioprocessing Systems operations. The Company realized a loss from continuing operations before income tax benefit of $4,073,100 for the six month period ended December 31, 2022 compared to $2,853,600 for the six month period ended December 31, 2021 (unaudited), and $11,281,700 for fiscal year ended June 30, 2022 (as restated) compared to a loss of $4,055,000 for fiscal year ended June 30, 2021, primarily due to increased operating expenses of its Bioprocessing Systems operations due to its expansion and integration following the acquisition of Aquila in April 2021. These expenses include significant amounts for product development, sales and marketing costs, and non-cash compensation expense related to stock options and depreciation and amortization, partially offset by the profits generated by the Benchtop Laboratory Equipment operations.  The results for the fiscal year ended June 30, 2022 (as restated), reflected a non-cash goodwill impairment charge of $4,280,100 to the goodwill of the Bioprocessing Systems Operations.

The challenges posed by the COVID-19 pandemic on the global economy affected the Company with minor or temporary disruptions to its operations. The Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self-quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. In fiscal years ended June 30, 2020 and fiscal 2021, the Company received loans from the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration, all of which were repaid or forgiven through the fiscal year ended June 30, 2022. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers. The Company experienced some delays from its supply chain which caused delayed delivery of some products, however this is deemed temporary and does not affect the Company’s major product, the Vortex-Genie 2. The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and actions to curtail the virus, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may experience a significant impact to its business as a result of the global economic impact of COVID-19, including any economic downturn or recession that has occurred or may occur in the future. As a result of the impact of COVID-19 on capital markets, the availability, amount, and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

Results of Operations.

Six Month Transition Period Ended December 31, 2022 compared to the Six Month Period Ended December 31, 2021 (Unaudited)

Net revenues for the six month period ended December 31, 2022 decreased $520,800 (9.0%) to $5,237,800 from $5,758,600 for six month period ended December 31, 2021 (unaudited) , reflecting a decrease of approximately $422,200 in net sales in the Benchtop Laboratory Equipment operations. The Benchtop Laboratory Equipment sales of the Torbal division products increased to $1,478,000 from $1,245,300 for the six month periods ended December 31, 2022 and 2021 (unaudited), partially offset by decreased sales of the Genie division products to $1,973,800 from $2,417,000 for the six month periods ended December 31, 2022 and 2021 (unaudited). The increased sales of the Torbal division products benefitted from increased sales of its VIVID automated pill counter, while the decreased sales of the Genie division products reflected a post COVID-19 normalization sales from the Vortex-Genie 2 product, which had benefitted from sales for testing laboratories during the COVID-19 pandemic. The remaining $98,600 decrease in net revenues for the six month period ended December 31, 2022 is primarily attributable to the Bioprocessing Systems Operations exclusion of royalty fees from sublicensed patents and technology under a license agreement which expired in August 2021, offset with new product sales from the new DOTS platform of bioprocessing products introduced during the current six month period ended December 31, 2022.

The gross profit percentage for the six-month period ended December 31, 2022 decreased to 44.3% from 50.7% for the six month period ended December 31, 2021 (unaudited), due primarily to increased materials, labor, and fixed overhead for the Benchtop Laboratory Equipment Operations, and the absence of royalties in the current year period for the Bioprocessing Systems Operations.

               General and administrative expenses for the six-month period ended December 31, 2022 decreased by $173,100 (6.1%) to $2,658,800 compared to $2,831,900 for the six-month period ended December 31, 2021 (unaudited) due primarily to the consolidation of operations in the Bioprocessing Systems Operations within the Pittsburgh, Pennsylvania and Baesweiller, Germany facilities.

              Selling expenses for the six-month period ended December 31, 2022 increased by $406,200 (20.9%) to $2,349,000 from $1,942,800 for the six-month period ended December 31, 2021 (unaudited), primarily due to a increase in sales and marketing expenses incurred by the Bioprocessing Systems Operations and by the Benchtop Laboratory Equipment operations principally due to increased sales and marketing expenses for the Torbal Division’s VIVID automated pill counter.

              Research and development expenses for the six-month period ended December 31, 2022 decreased $121,000 (8.0%) to $1,395,800 from $1,516,800 for the six-month period ended December 31, 2021 (unaudited), due to the reduction in the use of high-cost external consultants and consolidation of operations in the Bioprocessing Systems Operations within the Pittsburgh, Pennsylvania and Baesweiller, Germany facilities.

Total other income, net for the six-month periods ended December 31, 2022 and 2021 (unaudited) was $63,900 and $515,600, respectively. The decrease was due primarily to the $433,700 forgiveness of the second PPP loan received by the Company within the six-month period ended December 31, 2021 (unaudited).

The Company reflected income tax expense for continuing operations of $0 for the six month period ended December 31, 2022 compared to income tax benefit of $737,700 for the six month period ended December 31, 2021 (unaudited).  The income tax expense for the six month period ended December 31, 2022 includes a $1,302,600 tax benefit, fully offset by a valuation allowance of $1,302,600 against the change of net deferred tax assets due to the uncertainty that the net deferred tax assets will not be fully realized in the future.

As a result of the foregoing, the Company recorded a loss from continuing operations of $4,073,100 for the six-month period ended December 31, 2022 compared to a loss from continuing operations of $2,116,300 for the six-month period ended December 31, 2021 (unaudited).

The Company reflected net loss from discontinued operations of $6,300 for the six-month period ended December 31, 2022, compared to a net income of $11,000 for the six-month transition period ended December 31, 2021 (unaudited), which is primarily due to loss on the sale of the majority of Altarmira’s assets during the fiscal year ended June 30, 2021.

As a result of the above, the Company recorded a net loss of $4,079,400 for the six-month period ended December 31, 2022 compared to a net loss of $2,105,300 for the six-month period ended December 31, 2021 (unaudited).

Year Ended June 30, 2022 (As Restated) compared to Year Ended June 30, 2021

Net revenues for fiscal year ended June 30, 2022 increased $1,625,300 (16.6%) to $11,400,500 from $9,775,200 for fiscal year ended June 30, 2021, reflecting an increase of approximately $937,500 in net sales of Benchtop Laboratory Equipment operations. The Benchtop Laboratory Equipment sales of Genie brand products increased year-over-year to $7,517,200 from $6,931,900 for fiscal year ended June 30 2022 and 2021, respectively. Torbal® brand product sales totaled $2,463,900 and $2,111,700 for fiscal year ended June 30 2022 and 2021, respectively, primarily due to increased sales of its automated VIVID pill counter. Approximately $687,800 of the increase in net revenues for fiscal year ended June 30 2022 is primarily attributable to inclusion of a full fiscal year of Aquila sales as compared to two months of Aquila sales contribution in fiscal 2021, which sales were attributable to Aquila’s bioprocessing products including the CGQ for Biomass monitoring in shake flasks, the LIS for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring.

The gross profit percentage for fiscal year ended June 30, 2022 of 50.3% approximated fiscal 2021’s gross profit percentage of 50.9%.

General and administrative expenses for fiscal year ended June 30, 2022 increased by approximately $1,788,100 (44.4%) to $5,816,600 compared to $4,028,500 for fiscal year ended June 30, 2021 due primarily to compensation-related costs resulting from stock option grants and increased administrative costs from the Bioprocessing Systems operations.

Selling expenses for fiscal year ended June 30, 2022 increased approximately $278,900 (6.9%) to $4,310,800 from $4,031,900 for fiscal year ended June 30, 2021, primarily due to increased sales and marketing expenses incurred by the Bioprocessing Systems operations for sales and marketing personnel, sales and marketing activities.

Research and development expenses increased $1,249,500 (76.9%) to $2,873,300 for fiscal year ended June 30, 2022 compared to $1,623,800 for fiscal year ended June 30, 2021, due to increased product development expenditures by the Bioprocessing Systems operations.

As referenced in the “Explanatory Note” preceding Item 1 above, during the preparation of its audited financial statements for the six-month transition period from July 1, 2022 to December 31, 2022, the Company identified an error in the use of future projections and weighted average cost of capital used in the annual goodwill impairment testing of the Company’s Bioprocessing Systems segment. As a result of the annual goodwill impairment analysis, the Company determined the carrying value of the Bioprocessing Systems reporting unit exceeded its fair value and therefore the associated goodwill was impaired. Upon further analysis of the error, the Company determined that a goodwill impairment charge to the Bioprocessing Systems segment should have been applied in the fiscal year ended June 30, 2022. As a result of restating the fiscal year ended June 30, 2022 consolidated financial statements, the Company recorded a goodwill impairment charge of $4,280,100 to the goodwill of the Bioprocessing Systems reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit. There was no goodwill impairment charge for fiscal year ended June 30, 2021.

Total other income, net was $262,400 for fiscal year ended June 30, 2022 compared to $653,800 in fiscal year ended June 30, 2021. The decrease was due primarily to the increase in unrealized loss in investment securities of $233,700 offset by the $433,700 forgiveness of the second PPP loan received by the Company, compared to fiscal year ended June 30, 2021 that was due primarily to the $531,100 forgiveness of the first PPP loan received by the Company and increased interest income resulting from increased investment securities balances.

The Company reflected income tax expense for continuing operations of $2,390,800 for fiscal year ended June 30, 2022 compared to income tax benefit of $945,000 for fiscal year ended June 30, 2021. As referenced in Item (Explanatory Note) above, as a result of the restated consolidated financial statements for the year ended June 30, 2022, the Company recorded a full valuation allowance of $5,116,000 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and their for the Company recorded of full valuation allowance. The full valuation allowance of $5,116,000 was offset by a income tax benefit of $2,717,200. In the event that in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As a result of the foregoing, the Company recorded a loss from continuing operations of $13,672,500 for fiscal year ended June 30, 2022 compared to a loss from continuing operations of $3,110,000 for fiscal year ended June 30, 2021.

The Company reflected net income from discontinued operations of $4,400 for fiscal year ended June 30, 2022, compared to a net loss of $562,500 for fiscal year ended June 30, 2021, which is primarily due to loss on the sale of the majority of Altarmira’s assets during fiscal year ended June 30, 2021.

As a result of the above, the Company recorded a net loss of $13,668,100 for fiscal year ended June 30 2022 compared to a net loss of $3,672,500 for fiscal year ended June 30, 2021.

Liquidity and Capital Resources.

Cash and cash equivalents decreased by $1,044,000 to $1,927,100 as of December 31, 2022 from $2,971,100 as of June 30, 2022, primarily due to the increased operating costs from the Bioprocessing Systems operations and Corporate overhead operations. We expect to utilize cash reserves and income from the Benchtop Laboratory Equipment segment until sales in our Bioprocessing Systems segment reach a level sufficient to fund ongoing operations. As of December 31, 2022, the Company expects that it will be able to meet its cash flow needs during the next 12 months from cash derived from its operations, cash on-hand and through the issuance of additional shares of common stock and warrants to purchase common stock. If the Company is unable to raise capital in the future, the Company may need to curtail expenditures by scaling back certain research and development or other expenditures.

Net cash used in operating activities was $2,849,000 for the six-month period ended December 31, 2022 and $1,931,000 for the six month period ended December 31, 2021 (unaudited). The increase is primarily due increased operational costs from the Bioprocessing Systems operations and Corporate overhead operations in the current period.

Net cash provided by (used) in investing activities was $1,803,500 for the six-month period ended December 31, 2022 compared to ($3,386,800) for the six-month period ended December 31, 2021 (unaudited). The increase is primarily due to proceeds from redemption of investment securities and decrease in purchase of investment securities in the current period.

Net cash used in financing activities was $0 for the six-month period ended December 31, 2022 compared to $163,400 for the six-month period ended December 31, 2021 (unaudited). The increase is primarily due to the timing and funding of bank overdraft activities.

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

Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-KT. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors.

Fair Value Estimates

Goodwill and Finite Lived Intangible Assets and Long-Lived Assets, Net

Goodwill -  Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of Accounting Standards Codification (“ASC”)  No. 350, “Intangibles- Goodwill and Other” (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.

As of December 31, 2022, the Company had two reporting units, the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems. Goodwill is tested for impairment by reporting unit on an annual basis as of December 31, the last day of its fiscal year, and in the interim if events and circumstances indicate that goodwill may be impaired. Prior to the change in the Company’s fiscal year from the last day of June to a calendar fiscal year end, goodwill was tested for impairment on an annual basis as of June 30, the last day of its then fiscal year, and in the interim if events and circumstances indicated that goodwill may be impaired. The voluntary change is preferable under the circumstances as a better alignment with the Company’s strategic planning and forecasting process given the Company’s change in fiscal year end. The events and circumstances that are considered in the Company’s goodwill impairment testing include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is first assessed using a qualitative approach.  If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed.  The quantitative analysis involves a comparison of the fair value of the reporting unit with its carrying amount.  The fair value is determined using the income approach, which utilizes the present value of expected future cash flows for each reporting unit based on estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The assumptions used to estimate future cash flows and the development of forecasts  used in the fair value determination were based on assumptions made using the best information available at the time, subject to inherent risk and judgement. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. To the extent additional information arises, market conditions change, or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

During the six months ended December 31, 2022, the Company performed the annual goodwill impairment analysis. The Company elected to perform the qualitative analysis for the Benchtop Laboratory Equipment Operation reporting unit. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit. In completing these assessments, the Company noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount.

As referenced in the “Explanatory Note” preceding Item 1 above, during the preparation of its audited financial statements for the six-month transition period July 1, 2022 to December 31, 2022, the Company identified an error in the use of future projections and weighted average cost of capital used in the annual goodwill impairment testing of the Company’s Bioprocessing Systems segment. As a result of the annual goodwill impairment analysis, the Company determined the carrying value of the Bioprocessing Systems reporting unit exceeded its fair value and therefore the associated goodwill was impaired. Upon further analysis of the error, the Company determined that a goodwill impairment charge to the Bioprocessing Systems segment should have been applied in the fiscal year ended June 30, 2022. As a result of restating the fiscal year ended June 30, 2022 consolidated financial statements, the Company recorded a goodwill impairment charge of $4,280,100 to the goodwill of the Bioprocessing Systems reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit. As of December 31, 2022 there was no remaining goodwill to the Bioprocessing System reporting unit.

Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, websites, intellectual property in-process research and development (“IPR&D”), trademarks and trade names. All intangible assets are amortized on a straight-line basis over the estimated useful lives of the respective assets, generally 3 to 10 years. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. The Company reviews the recoverability of our finite-lived intangible assets and long-lived assets, when events or conditions occur that indicate a possible impairment exists. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. The assessment for recoverability is based primarily on our ability to recover the carrying value of its long-lived and finite-lived intangible assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows.

During the six months ended December 31, 2022, the Company determined a technology intangible asset in the Bioprocessing segment was impaired and wrote it down by $51,500, net of accumulated amortization, to its estimated fair value of $0. There was no impairment of intangible assets for the six months ended December 31, 2021 (unaudited) or for the years ending June 30, 2022 and 2021, respectively.

Income tax

The Company and its subsidiaries file a consolidated U.S. federal income tax return, and a tax return in Germany for Aquila. Income taxes are accounted for under the asset and liability method. The Company provides for federal, and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), the Company evaluated the deferred tax assets to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard of whether the deferred tax assets will be realized. As referenced in Item IA (Explanatory Note) above, as a result of the restated consolidated financial statements as of and for the year ended June 30, 2022, the Company recorded a full valuation allowance of $5,116,000 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. During the six months ended December 31, 2022, the Company recorded a full valuation allowance of $1,302,600 to the period change in the net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. In the event that in the future the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2022 and June 30, 2022 and 2021, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the fiscal years ended June 30, 2018 and after. The Company is currently open to audit under the statute of limitations by German tax authorities for the years ended December 31, 2018. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item8. Financial Statements and Supplementary Data.

The consolidated Financial Statements required by this item are attached hereto on pages F1-F24.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Transition Report on Form 10-KT, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal controls over the Company’s financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f). The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

As of the end of the period covered by this Transition Report on Form 10-KT, based on an evaluation of the Company’s internal controls over financial reporting, the Company concluded that the Company’s internal controls over financial reporting are not effective due to the identification of a material weakness as it pertains to the recording of impairment to the Company’s goodwill intangible assets and income tax provision and related valuation allowance against the net, deferred tax assets.  Management believes it took appropriate steps to ensure that proper internal controls are in place including the engagement of subject matter experts, however, due to the highly subjective nature of these two areas which include detailed and complex analyses by subject matter experts, adjustments were deemed necessary for proper financial reporting in our financial statements.

Management has performed additional analyses and other procedures which resulted in a restatement of the previously issued financial statements as of and for the year ended June 30, 2022 and as of and for the interim period during the year ended December 31, 2022, as more fully described in Note 19 ("Restatement Of Prior Period") and Note 20 ("Quarterly Financial Data (Unaudited)") to the consolidated financial statements included herein.

Remediation Plan. The Company started the process of designing and implementing more effective internal control measures to improve the Company’s internal controls over financial reporting and to remediate this material weakness. Our efforts include the development of additional procedures and evaluations with respect to the selection and usage of subject matter experts in regard to experience and qualifications.

The Company believe that these actions, collectively, will remediate the material weakness. However, the material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot provide assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

This transition report on Form 10-KT, was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this transition report.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Directors

The Company has the following six Directors:

Christopher Cox (age 58), a director since February 2021, has been a Senior Vice President of Population Health Investment Co., Inc. from September 2020 to November 2022 and a Co-Founder and Managing Partner of Population Health Partners LLC since May 2020. Mr. Cox has been on the Board of Directors of Nyrada, Inc. since January 2019. Mr. Cox has been a corporate attorney for over 25 years, most recently at Cadwalader, Wickersham & Taft LLP, which he joined as a partner in January 2012 and where he served a co-chair of the global corporate group and a member of the firm’s management committee until February 2016. From February 2016 to March 2019, Mr. Cox was Executive Vice President and Chief Corporation Development Officer of Medicines Company. Prior to January 2012, Mr. Cox was a partner at Cahill Gordon & Reindel.

Joseph G. Cremonese (age 87), a Director since November 2002 and Chairman of the Board from February 2006 to January 2020, has been, through his affiliate, a consultant to the Company from 1996 to 2021. Mr. Cremonese is the President of his affiliate, Laboratory Innovation Company, Ltd, which was a vehicle for the consulting services for the Company.

Marcus Frampton (age 43), a Director since March 2019 is the Chief Investment Officer of the Alaska Permanent Fund Corporation and serves on the Board of Directors of Nyrada, Inc., a drug development company. He served as Director of Investments, Real Assets and Absolute Return of the Alaska Permanent Fund from 2016 to 2018 and Director of Investments, Private Markets of the Alaska Permanent Fund from 2012 to 2016.

John A. Moore (age 58), Director since January 2019 and Chairman of the Board since January 2020, is also the Chairman of SBI since March 2022 and prior was President from January 2020 through April 2022 and had been providing consulting services to SBI since March 2019. Mr. Moore serves as Chairman of Nyrada, Inc., a drug development company since July 2019 and prior to that served as a director with Noxopharm Limited, a drug development company, and is also the Chairman of Trialogics, a clinical trial software provider. Since March 2022 he serves as the Chairman of Cormetech, a leading air emissions provider for power plants. Mr. Moore was President, Chief Executive Officer and director of Acorn Energy, Inc. from 2006 to 2016.

Helena R. Santos (age 59), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer, Treasurer and, until April 2022, its Chief Financial Officer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001.

Jurgen Schumacher (age 69), a Director since May 2021, is currently a private investor in various startups and growth phase technology companies over the past five years.

The Directors are elected to three-year staggered terms. The current terms of the Directors expire at the annual meeting of stockholders of the Company as follows: the fiscal year ending December 31, 2023 – two directors (Mr. Cremonese and Mr. Cox, Class C), the fiscal year ending December 31, 2024 (Ms. Santos and Dr. Schumacher, Class A, and the fiscal year ending December 31, 2025 – two directors (Mr. Frampton and Mr. Moore, Class B),).

Board Committees

The Company has two committees – The Compensation Committee and the Audit Committee which are comprised of the entire Board of Directors.

Executive Officers & Significant Employees

See above for the employment history of Ms. Santos and Mr. Moore.

Reginald Averilla (age 45), is the Chief Financial Officer of the Company and has been employed by the Company since April 2022. He was the VP Controller of Medical Knowledge Group, a privately held company from July 2020 to April 2022. From 2017 to July 2020, he was the VP Controller for Film Expo Group, a privately held company. Prior to 2017, he was the Assistant Controller to SFX Entertainment, previously a publicly-traded company.

Robert P. Nichols (age 62), is the President of the Genie Products Division of the Benchtop Laboratory Equipment operations and Corporate Secretary and has been employed by the Company since February 1998. Previously, he had been since May 2001, the Company’s Vice President of Engineering.

Karl D. Nowosielski (age 45), is the President of the Torbal Products Division of the Benchtop Laboratory Equipment operations and Director of Marketing for the Company. He was Vice President of Fulcrum, Inc. (the seller of the Torbal Products Division assets) from 2004 until February 2014.

Daniel Greunes (age 35), is the Chief Executive Officer of the Company’s Bioprocessing operations. Prior to the Company’s acquisition of Aquila, he served as Aquila’s Chief Executive Officer since he co-founded Aquila in 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that, for six month transition period ended December 31, 2022, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a code of ethics that applies to the Executive Officers and Directors. A copy of the code of ethics can be found on the Company’s website.

Item 11. Executive Compensation.

The following table summarizes all compensation paid by the Company to its Chief Executive Officers and the two other most highly compensated executive officers for the six month transition period December 31, 2022 and fiscal years ended June 30, 2022 and 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)		Non- Equity Incentive Plan Compensation($)	Non- Qualified Deferred Compensation Earnings($)	All Other Compensation($)		Total($)
(a)		(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)

Helena R. Santos, CEO, President	Transition Period	110,200							4,400	(5)	$114,600

Helena R. Santos, CEO, President	6/30/22	201,500	50,000						8,000	(5)	$259,500

Helena R. Santos, CEO, President, CFO	6/30/21	191,200	100,000	0	553,600	(1)			9,600	(5)	$854,400

John A. Moore, Chairman of SBI	Transition Period	92,700							3,700	(5)	$96,400

John A. Moore, Chairman of SBI	6/30/22	180,200	50,000						7,200	(5)	$237,400

John A. Moore, President of SBI SBI	6/30/21	175,000	100,000	0	553,600	(2)			7,000	(5)	$835,600

Daniel Greunes, CEO of Bioprocessig Operations	Transition Period	96,000									$96,000

Daniel Greunes, CEO of Bioprocessig Operations	6/30/22	166,900	0		44,100	(3)					$211,000

Daniel Greunes, Vice President of R&D and Operations of Bioprocessig Operations	6/30/21	30,200	20,000	0	23,200	(4)			10,000	(4)	$83,400

____________________

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

(4)

The amounts represent the fiscal year 2021 compensation expense for stock options granted at the time of the Aquila acquisition which were valued utilizing the Black-Scholes- Merton options pricing model disregarding estimates for forfeitures related to service-based vesting considerations, which were valued at a total of $409,300 of which $23,200 was expensed in fiscal 2021.

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

OUTSTANDING EQUITY (OPTIONS) AWARDS For the Six Month Transition Period December 31, 2022

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Helena Santos	160,578	71,788	-	3.08-9.00	07/2027-06/2030
John A. Moore	155,457	72,495	-	4.50-11.30	03/2029-06/2030
Reginald Averilla	-	20,000	-	5.5	6/21/2032
Daniel Greunes	18,667	47,333	-	5.80-10.00	04/2031-02/2032
Robert Nichols	10,833	6,667	-	3.08-5.85	07/2027-12/2031
Karl Nowosielski	27,833	6,667	-	2.91-5.85	02/2024-12/2031

DIRECTORS’ COMPENSATION For the Six Month Transition Period December 31, 2022

Name	Fees Earned or Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)
Christopher Cox	9,000	-	-	-	-	-	9,000
Joseph G. Cremonese	15,000	-	-	-	-	-	15,000
Marcus Frampton	25,000	-	-	-	-	-	25,000
Jurgen Schumacher	12,000	-	-	-	-	-	12,000

The Company paid each Director who is not an employee of the Company or a subsidiary a quarterly retainer fee of $3,000 and a meeting fee of $3,000 for each attended meeting. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2022 the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.

Name	Amount and Nature of Beneficial Ownership		% of Class
Roy T. Eddleman, Trustee, Roy T. Eddleman Trust UAD 8-7-2000	2,127,264	(1)	26.93%
Veradace Capital Management LLC	953,717	(2)	13.03%
Bleichroeder LP	905,026	(3)	12.39%
Brian Pessin	778,706	(4)	10.72%
Thomas A. Satterfield	596,955	(5)	8.30%
Laurence W. Lytton	526,572	(6)	7.39%
Christopher Cox	444,000	(7)	6.14%
Lyon Polk	444,000	(8)	6.14%
Joseph G. Cremonese	116,062	(9)	1.30%
Marcus Frampton	80,623	(10)	1.10%
Jurgen Schumacher	37,893	(11)	(* )
John A. Moore	301,230	(12)	4.16%
Helena R. Santos	255,766	(13)	3.53%
Reginald Averilla	20,000	(14)	(* )
Daniel Gruenes	72,039	(15)	1.02%
Karl D. Nowosielski	50,498	(16)	(* )
Robert P. Nichols	40,241	(17)	(* )
All directors and executive officers as a group (10 persons)	1,418,352	(18)	17.98%

_________________

(1)	Based upon form Schedule 13D/A filed with the Securities and Exchange Commission (“SEC”) on February 15, 2023. Includes 894,376 shares issuable upon exercise of warrants.
(2)	Based upon form Schedule 13G/A filed with the SEC on February 14,2023. Includes 315,789 shares issuable upon exercise of warrants.
(3)	Based upon form Schedule 13G/A filed with the SEC on February 14,2023. Includes 301,675 shares issuable upon exercise of warrants.
(4)	Based upon form Schedule 13D filed with the SEC on July 13, 2021. Includes 259,568 shares issuable upon exercise of warrants.
(5)	Based upon form Schedule 13G/A filed with the SEC on February 10, 2023. Includes 191,984 shares issuable upon exercise of warrants.
(6)	Based upon form Schedule 13G/A filed with the SEC on March 7, 2023. Includes 131,893 shares issuable upon exercise of warrants.
(7)	Based upon form Schedule 13G filed with the SEC on June 29, 2020. Includes 222,000 shares issuable upon exercise of warrants.
(8)	Based upon form Schedule 13G filed with the SEC on July 9, 2020. Includes 222,000 shares issuable upon exercise of warrants.
(9)	Based upon form 4 filed with the SEC on June 9, 2022. Includes 25,000 shares issuable upon exercise of warrants.
(10)	Based upon form 4 filed with the SEC on March 29, 2022. Includes 3,500 shares issuable upon exercise of warrants.
(11)	Includes 12,631 shares issuable upon exercise of warrants.
(12)	Includes 244,978 shares issuable upon exercise of options and warrants.
(13)	Includes 233,085 shares issuable upon exercise of options and warrants.
(14)	Includes 20,000 shares issuable upon exercise of options.
(15)	Includes 68,013 shares issuable upon exercise of options and warrants.
(16)	Includes 36,605 shares issuable upon exercise of options and warrants.
(17)	Includes 18,552 shares issuable upon exercise of options and warrants.
(18)	Includes 884,361 shares issuable upon exercise of options and warrants. (*) - % of Class is less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of December 31, 2022

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,115,810	$8.40	1,874,947
Equity Compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,115,810	$8.40	1,874,947

Item 13. Certain Relationships and Related Transactions and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

On November 28, 2022, Scientific Industries Inc. was advised by Nussbaum Berg Klein & Wolpow, CPAs LLP (the “Former Principal Accountant”) that it had resigned as the Company’s independent registered public accounting firm due to the Former Principal Accountant combining with Macias Gini & O’Connell LLP (“Principal Accountant”, “MGO”) and the members of the Former Principal Accountant have joined MGO as employees or partners of MGO.

The Company incurred for the services of the Former Principal Accountant fees during the six-month periods December 31, 2022 and 2021 (unaudited) of approximately $117,500 and $63,750, respectively, in connection with the audit of the Company’s annual consolidated financial statements and quarterly reviews; $5,000 for additional audit related fees for fiscal 2021, $22,500 and $12,850 for the preparation of the Company’s corporate tax returns for fiscal 2022 and fiscal 2021, respectively, and $2,750 in fiscal 2021 for other services related to tax services. The Company incurred for the services of the Former Principal Accountant fees of approximately $117,200 and $110,300 for fiscal 2022 and fiscal 2021, respectively, in connection with the audit of the Company’s annual consolidated financial statements and quarterly reviews; $5,000 for additional audit related fees for fiscal 2021, $22,500 and $12,850 for the preparation of the Company’s corporate tax returns for fiscal 2022 and fiscal 2021, respectively, and $2,750 in fiscal 2021 for other services related to tax services

The Company has not incurred service fees of the Principal Accountant during the six-month periods ended December 31, 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. The required financial statements of the Company are attached hereto on pages F1-F38.

Exhibits. The following Exhibits are filed as part of this report on Form 10-KT:

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

3(h)	By-Laws of the Company, as restated and amended (filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on November 9, 2022 and incorporated by reference thereto).

4	Instruments defining the rights of security holders:

4(a)	2002 Stock Option Plan (filed as Exhibit 99-1 to the Company’s Current Report on Form 8-K filed on November 25, 2002 and incorporated by reference thereto).

4(b)	2012 Stock Option Plan (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 23, 2012 and incorporated by reference thereto).

4(c)	Amendment to the Company’s 2012 Stock Option Plan (Filed as Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated by reference thereto).

4(d)	Form of Warrant issued by the Company to Investors (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020, and incorporated by reference thereto).

4(e)	Amendment No. 2 to Scientific Industries, Inc. 2012 Stock Option Plan (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2021 and incorporated by reference thereto).

4(f)	2022 Equity Incentive Plan to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated by reference thereto).

4(g)	Form of Warrant issued by the Company to Investors (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2022 and incorporated by reference thereto).

10	Material Contracts:

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

Date: April 17, 2023	SCIENTIFIC INDUSTRIES, INC.
(Registrant)

/s/Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

Date: April 17, 2023	SCIENTIFIC INDUSTRIES, INC.
(Registrant)

/s/Reginald Averilla
Reginald Averilla Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Helena R. Santos	President, Chief Executive Officer, and Treasurer	April 17, 2023
Reginald Averilla	Chief Financial Officer	April 17, 2023
John A. Moore	Chairman of the Board	April 17, 2023
Christopher Cox	Director	April 17, 2023
Joseph G. Cremonese	Director	April 17, 2023
Marcus Frampton	Director	April 17, 2023
Jurgen Schumacher	Director	April 17, 2023

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONTENTS

Page
Report of independent registered public accounting firm ( Audit firm ID 324)

Consolidated financial statements:

Consolidated Balance Sheets as of December 31, 2022, June 30, 2022 and 2021	F-5

Consolidated Statements of Operations and Comprehensive Loss for the Six Months Ended December 31, 2022 and 2021 (unaudited) and for the Years Ended June 30, 2022 (as restated) and 2021	F-6

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended December 31, 2022 and 2021 (unaudited) and for the Years Ended June 30, 2022 (as restated) and 2021	F-7

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2022 and 2021 (unaudited) and for the Years Ended June 30, 2022 (as restated) and 2021	F-8

Notes to financial statements	F-9 – F-38

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Scientific Industries Inc., and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Scientific Industries Inc., and its subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the six-month period July 1, 2022 to December 31, 2022, and the related notes (collectively referred to as the “Financial Statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the six-month period July 1, 2022 to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of June 30, 2022, before restatement, were audited by other auditors whose report dated September 28, 2022, expressed an unqualified opinion on those statements. We also audited the adjustments described in Note 19 that were applied to restate the June 30, 2022, financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As discussed in Notes 6 and 19 to the financial statements, subsequent to the Company’s previous annual goodwill impairment test, the Company identified previous events that reduced the fair value of the Company’s Bioprocesing reporting unit below its carrying amount, which led to an impairment assessment resulting in a restatement to the June 30, 2022 audited amount. As a result, the Company recognized goodwill impairment charges of approximately $4.3 million as of June 30, 2022. The Company’s goodwill balance, subsequent to the impairment charge recorded, was approximately $115 thousand.

As described further in Note 2 to the consolidated financial statements, management evaluates goodwill for impairment on an annual basis as of December 31, previously June 30, or more frequently if impairment indicators exist, at the reporting unit level. Management estimated the fair value of its reporting unit using the income approach (discounted cash flow model). The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues and operating expenses and discount rates. We identified the goodwill impairment assessment of the Bioprocessing reporting unit as a critical audit matter.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•

The principal considerations for our determination that the goodwill impairment assessment of the bioprocessing reporting unit is a critical audit matter is that changes in the assumptions related to forecasts of future revenues, operating expenses and discount rates could materially affect the determination of the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Management utilized significant judgment when estimating the fair value and carrying value of the reporting unit. In turn, auditing management’s judgments regarding forecasts of future revenues, operating expenses and the discount rates applied involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.

Our audit procedures related to the goodwill impairment assessment of the Bioprocessing reporting unit included the following, among others:

•

We tested management's process for determining the fair value and carrying value of the bioprocessing reporting unit. This included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy, and relevance of data used by management, and evaluating the reasonableness of management's significant assumptions, which included forecasted revenues and operating expenses. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.

•	We tested the Company's discounted cash flow model for the bioprocessing reporting unit with the assistance of valuation specialists, including the reasonableness of the utilized discount rate.

•	Involved auditor engaged a valuation specialist to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimate

•	Tested the clerical accuracy of the models.

Valuation Allowance on Deferred Tax Assets

Critical Audit Matter Description

As discussed in Notes 18 and 19 to the consolidated financial statements, the Company identified previous events that reduced the deferred tax assets of the Company, which led to a valuation allowance resulting in a restatement to the June 30, 2022 audited amount.  As a result, the Company recognized a valuation allowance of approximately $3.7 million as of June 30, 2022. There is no deferred tax assets balance subsequent to the valuation allowance adjustment.

At December 31, 2022 the Company had deferred tax assets of approximately $6.4 million, for which a full valuation allowance was established. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Management considers the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. This includes an analysis of the Company’s current financial position, results of operations for the current and prior years, and other currently available information relevant to the Company’s realization of its deferred tax assets.

Auditing management’s analysis of the realizability of deferred tax assets was complex due to the Company’s tax structure. Significant judgments and estimates were made by management to determine that sufficient taxable income will not be generated to realize such deferred tax assets. The assessment process involves significant judgment and subjective evaluation of assumptions which may be affected by the future operations of the Company, market, or economic conditions, which required a high degree of auditor judgment and an increased extent of effort, including the need to involve income tax specialists.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•	We evaluated the Company’s assessment of the realizability of its deferred tax assets and its valuation allowance based on our consideration of available positive and negative evidence.

•	We evaluated the nature of the Company’s tax attributes and tax structure, including evaluating the Company’s analysis of the application of technical tax guidance related to the accounting for deferred tax assets.

•	We compared the projections of future taxable income with the actual results of prior periods and assessed management’s consideration of current industry and economic trends.

•	We involved our tax professionals with specialized skills and knowledge to evaluate the Company’s assessment of its future utilization of deferred tax assets.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 1991 (such date takes into account the acquisition of certain assets including the majority of the Partners of Nussbaum Berg Klein & Wolpow, CPAs LLP by Macias Gini & O'Connell LLP during 2022).

Melville, New York

April 17, 2023

PCAOB ID: 324

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’

Scientific Industries, Inc.

Bohemia, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Industries, Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, except for the effects of the adjustments, if any, as might have been determined to be necessary had we been engaged to audit the Company’s restatement adjustments, as described below, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the June 30, 2022 Financial Statements

We were not engaged to audit the restatement of the Company’s change in it’s deferred tax asset valuation or the Company’s impairment of goodwill and intangible assets for the year ended June 30, 2022, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Macias Gini & O’Connell LLP.

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

Except as discussed above, we conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the audit of the June 30, 2022 consolidated financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Goodwill and Long-Lived Intangible Assets

As described in  the financial statements, the Company completed its acquisition of Aquila biolabs GmbH (“Aquila”) during fiscal 2021 on April 29, 2021. The Company’s goodwill and intangible assets associated with this acquisition amounted to $4,138,100 and $1,947,500, respectively, as of June 30, 2022. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, “Intangibles Goodwill and Other” (“ASC No. 350”).

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

Nussbaum Berg Klein & Wolpow, CPAs LLP

We served as the Company’s auditor from 1991 to November 2022.

Melville, New York

September 28, 2022

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2022	As of June 30, 2022	As of June 30, 2021
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$1,927,100	$2,971,100	$9,675,200
Investment securities	4,272,100	6,391,600	3,744,600
Trade accounts receivable, less allowance for doubtful accounts of $33,600, $15,600 and $15,600 at December 31, 2022, June 30, 2022 and June 30, 2021	1,312,900	1,501,400	1,294,700
Inventories	4,859,600	4,696,300	2,977,100
Income tax receivable	161,400	161,100	333,300
Prepaid expenses and other current assets	456,800	547,600	350,900
Assets of discontinued operations	-	200	55,300
Total current assets	12,989,900	16,269,300	18,431,100

Property and equipment, net	1,163,200	1,005,600	412,600
Goodwill	115,300	115,300	4,395,400
Other intangible assets, net	1,763,000	2,079,800	2,557,800
Inventories	606,000	-	-
Deferred taxes	-	-	2,489,900
Operating lease right-of-use assets	1,373,600	1,475,500	665,300
Other assets	58,200	62,400	54,300
Total assets	$18,069,200	$21,007,900	$29,006,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887,300	$1,105,900	$453,500
Accrued expenses	821,800	796,000	633,500
Contract liabilities	134,400	29,000	-
Contingent consideration, current portion	-	-	136,600
Bank overdraft	-	-	321,700
Lease liabilities, current portion	276,900	299,300	270,500
Paycheck Protection Program loan	-	-	433,800
Liabilities of discontinued operations	-	-	37,200
Total current liabilities	2,120,400	2,230,200	2,286,800

Contingent consideration payable, less current portion	-	-	23,400
Lease liabilities, less current portion	1,156,200	1,239,600	460,500
Other long-term liabilities	-	-	10,900
Total liabilities	3,276,600	3,469,800	2,781,600

Shareholders’ equity:
Common stock, $.05 par value; 20,000,000, 20,000,000 and 15,000,000 shares authorized; 7,023,401, 7,023,401 and 6,477,945 shares issued; 7,003,599, 7,003,599 and 6,458,143 shares outstanding at December 31, 2022, June 30, 2022 and June 30, 2021	351,200	351,200	324,000
Additional paid-in capital	32,900,800	31,664,100	26,613,500
Accumulated comprehensive loss	(8,400)	(105,600)	(9,200)
Accumulated deficit	(18,398,600)	(14,319,200)	(651,100)
	14,845,000	17,590,500	26,277,200
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400	52,400
Total shareholders’ equity	14,792,600	17,538,100	26,224,800

Total liabilities and shareholders’ equity	$18,069,200	$21,007,900	$29,006,400

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended December 31,		Year Ended June 30,
	2022	2021 (unaudited)	2022 (As Restated)	2021

Revenues	$5,237,800	$5,758,600	$11,400,500	$9,775,200

Cost of revenues	2,919,700	2,836,300	5,663,800	4,799,800

Gross profit	2,318,100	2,922,300	5,736,700	4,975,400

Operating expenses:
General and administrative	2,658,800	2,831,900	5,816,600	4,028,500
Selling	2,349,000	1,942,800	4,310,800	4,031,900
Research and development	1,395,800	1,516,800	2,873,300	1,623,800
Impairment of goodwill and intangible asset	51,500	-	4,280,100	-

Total operating expenses	6,455,100	6,291,500	17,280,800	9,684,200

Loss from operations	(4,137,000)	(3,369,200)	(11,544,100)	(4,708,800)

Other income:
Other income, net	63,900	466,200	185,100	571,600
Interest income	-	49,400	77,300	82,200
Total other income, net	63,900	515,600	262,400	653,800

Loss from continuing operations before income tax expense (benefit)	(4,073,100)	(2,853,600)	(11,281,700)	(4,055,000)

Income tax (benefit), current	-	-	(99,200)	-
Income tax (benefit), expense, deferred	-	(737,300)	2,490,000	(945,000)
Total Income tax (benefit) expense	-	(737,300)	2,390,800	(945,000)

Loss from continuing operations	(4,073,100)	(2,116,300)	(13,672,500)	(3,110,000)

Discontinued operations:

(Loss) Gain from discontinued operations, net of tax	(6,300)	11,000	4,400	(562,500)

Net loss	(4,079,400)	(2,105,300)	(13,668,100)	(3,672,500)

Comprehensive gain (loss):
Unrealized holding gain (loss) on investment securities, net of tax	8,600	(400)	(10,200)	-
Foreign currency translation gain (loss)	88,600	104,000	(86,200)	(9,200)
Comprehensive gain (loss)	97,200	103,600	(96,400)	(9,200)

Total comprehensive loss	$(3,982,200)	$(2,001,700)	$(13,764,500)	$(3,681,700)

Basic and Diluted loss per common share

Continuing operations	$(0.58)	$(0.33)	$(2.06)	$(0.97)
Discontinued operations	$0.00	$0.00	$0.00	$(0.18)
Consolidated operations	$(0.58)	$(0.33)	$(2.06)	$(1.15)

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit)	Shares	Amount	Equity

Balance as of June 30, 2020	2,881,065	$144,100	$8,608,300	$-	$3,021,400	19,802	$52,400	$11,721,400

Net loss	-	-	-	-	(3,672,500)	-	-	(3,672,500)

Issuance of Common Stock and Warrants, net of issuance cost (Note 14)	3,595,880	179,800	15,894,200	-	-	-	-	16,074,000

Foreign currency translation adjustment				(9,200)	-			(9,200)

Exercise of stock options for Common Stock	1,000	100	3,000	-	-	-	-	3,100

Stock-based compensation	-	-	2,108,000	-	-	-	-	2,108,000

Balance as of June 30, 2021	6,477,945	$324,000	$26,613,500	$(9,200)	$(651,100)	19,802	$52,400	$26,224,800

Net loss (As Restated)	-	-	-	-	(13,668,100)	-	-	(13,668,100)

Issuance of Common Stock and Warrants, net of issuance cost (Note 14)	545,456	27,200	2,700,000	-	-	-	-	2,727,200

Foreign currency translation adjustment	-	-		(86,200)	-	-	-	(86,200)

Unrealized holding loss on investment securities, net of tax	-	-	-	(10,200)	-	-	-	(10,200)

Stock-based compensation	-	-	2,350,600	-	-	-	-	2,350,600

Balance as of June 30, 2022 (As Restated)	7,023,401	$351,200	$31,664,100	$(105,600)	$(14,319,200)	19,802	$52,400	$17,538,100

Net loss	-	-	-	-	(4,079,400)	-	-	(4,079,400)

Foreign currency translation adjustment	-	-		88,600	-	-	-	88,600

Unrealized holding gain on investment securities, net of tax	-	-	-	8,600	-	-	-	8,600

Stock-based compensation	-	-	1,236,700	-	-	-	-	1,236,700

Balance as of December 31, 2022	7,023,401	$351,200	$32,900,800	$(8,400)	$(18,398,600)	19,802	$52,400	$14,792,600

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31,		Years Ended June 30,
	2022	2021 (unaudited)	2022 (As Restated)	2021
Operating activities:
Net loss	$(4,079,400)	$(2,105,300)	$(13,668,100)	$(3,672,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	17,300	-	-	4,000
Extinguishment of debt	-	(433,800)	(433,800)	(531,000)
Impairment of goodwill and intangible asset	51,500	-	4,280,100	-
Depreciation and amortization	380,800	327,300	688,200	251,500
Stock-based compensation	1,236,700	1,266,400	2,350,600	2,108,000
Loss/(Gain) on sale of investment securities	89,200	(4,000)	32,700	(35,600)
Unrealized holding (gain)/loss on investment securities	(18,900)	32,600	233,700	10,400
Change in fair value of contingent consideration	-	(60,000)	(42,500)	(30,000)
Deferred income taxes	-	(733,300)	2,490,000	(1,152,500)
Loss on disposal of subsidiary	-	-	-	405,400
Changes in operating assets and liabilities:
Trade accounts receivable	175,600	(50,100)	(206,700)	(75,500)
Inventories	(733,600)	(637,900)	(1,719,200)	(560,000)
Prepaid and other current assets	89,400	(229,700)	(207,800)	(211,400)
Income tax receivable	(300)	267,300	172,200	1,500
Other assets	4,200	(8,200)	(8,100)	-
Carrying value of right of use assets	103,800	(1,600)	(810,200)	138,000
Accounts payable	(191,500)	461,300	652,400	79,600
Accrued expenses and taxes	27,300	(11,100)	180,300	(195,300)
Contract liabilities	106,500	-	29,000	(20,000)
Lease Liabilities	-	(10,900)	807,900	(105,600)
Other long term liabilities	(107,600)	-	(10,900)	10,900
Total adjustments	(526,200)	(220,900)	(1,121,100)	(937,800)

Net cash used in operating activities	(2,849,000)	(1,931,000)	(5,190,200)	(3,580,100)

Investing activities:
Redemption of investment securities	2,404,200	844,300	2,709,800	6,181,400
Purchase of investment securities	(346,200)	(4,001,200)	(5,634,500)	(9,569,000)
Proceeds from sale of Altamira	-	-	-	440,000
Purchase of Aquila, net of cash acquired	-	-	-	(7,679,000)
Capital expenditures	(253,000)	(163,400)	(757,600)	(198,700)
Purchase of other intangible assets	(1,500)	(66,500)	(67,000)	(58,700)

Net cash provided by (used) in investing activities	1,803,500	(3,386,800)	(3,749,300)	(10,884,000)

Financing activities:
Proceeds from issuance of common stock	-	-	3,000,000	17,080,400
Issuance of common stock and warrants	-	-	(272,800)	(1,006,400)
Payments of contingent consideration	-	-	(98,800)	(168,000)
Proceeds from Payroll Protection Program, net of repayment	-	-	-	401,100
Proceeds from stock options exercised	-	-	-	3,100
Bank overdraft	-	(163,400)	(321,700)	278,600

Net cash received in financing activities	-	(163,400)	2,306,700	16,588,800

Effect of changes in foreign currency exchange rates on cash and cash equivalents	1,500	103,000	(71,300)	(9,200)

Net (decrease) increase in cash and cash equivalents	(1,044,000)	(5,378,200)	(6,704,100)	2,115,500
Cash and cash equivalents, beginning of period	2,971,100	9,675,200	9,675,200	7,559,700
Cash and cash equivalents, end of period	$1,927,100	$4,297,000	$2,971,100	$9,675,200

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$-	$-	$2,500
Noncash financing activities:
Record right-of-use assets	$104,326	$-	$1,010,900	$-
Record lease liabilities	$104,642	$-	$1,010,400	$-

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

Change in Fiscal Year

The Company’s Board of Directors approved the change in the Company’s fiscal year end to December 31 from June 30, effective November 9, 2022. As a result of this change, the consolidated financial statements include the Company’s financial results for the six-month transition period of July 1, 2022 through December 31, 2022. The information for the six months ended December 31, 2021 is presented for comparative purposes only and is unaudited.

Restatement of Prior Period

On April 12, 2023, the Company, together with the Audit Committee of the Company's Board of Directors (the "Audit Committee") reached a determination that the Company’s consolidated audited financial statements as of and for the fiscal year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and the Company’s consolidated unaudited financial statement as of and for the quarter period ended September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC, collectively the “Non-Reliance Periods”, should no longer be relied upon because of material misstatements contained in those consolidated financial statements.

See Note 19 ("Restatement of Prior Period") below for additional information on the audited consolidated financial statements as of and for the year ended June 30, 2022.

See Note 20 ("Quarterly Financial Data (Unaudited)") below for such restated information on the quarter period ended September 30, 2022.

COVID-19 Update

The challenges posed by the COVID-19 pandemic on the global economy affected the Company with minor or temporary disruptions to its operations. The Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, by implementing the Center for Disease Control’s guidelines for employers in order to protect the Company’s employees’ health and safety, with actions such as implementing work from home, social distancing in the workplace, requiring self-quarantine for any employee showing symptoms, wearing face coverings, and training employees on maintaining a healthy work environment. In fiscal years ended June 30, 2020 and 2021 the Company received loans from the Paycheck Protection Program administered by the U.S. Small Business Administration of which all of the loans were repaid or forgiven through the fiscal year ended June 30, 2022. The forgiven loans were recorded in the Company’s statement of operations as “Other Income. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers. The Company experienced some delays from its supply chain which delayed delivery of some products, however this is deemed temporary and did not affect the Company’s major product – the Vortex-Genie 2. The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

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

Liquidity and Uncertainties

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. As of December 31, 2022, the Company expects that it will be able to meet its cash flow needs during the next 12 months from cash on-hand, cash derived from its operations, availability of the Company’s line of credit and if needed, financing through the issuance of additional shares of common stock and warrants to purchase common stock.

The Company’s continued operations is subject to several factors, including market and economic conditions, the Company’s ability to advanced product development and market penetration of our products, and the Company’s ability to negotiate and raise capital.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for doubtful accounts, slow-moving inventory reserves, depreciation and amortization, the fair values of intangibles and goodwill, provision or benefit for income taxes, and deferred taxes. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers”. The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, a performance obligation is satisfied

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the Financial Accounting Standards Board (“FASB”), in applying ASC Topic 606: 1) All revenues are recorded net of returns, allowances, customer discounts, and incentives; 2) Although sales and other taxes are immaterial, the Company accounts for amounts collected from customers for sales and other taxes, if any, net of related amounts remitted to tax authorities; 3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling expenses; 5) the Company is always considered the principal and never an agent, because it has full control and responsibility until title is transferred to the customer; 6) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Nature of Products and Services

The Company generates revenues from the following sources: (1) Benchtop Laboratory Equipment and (2) Bioprocessing Systems.

Benchtop laboratory equipment sales comprise primarily of standard benchtop laboratory equipment from its stock to laboratory equipment distributors, or to end users primarily via e- commerce. The sales cycle from time of receipt of order to shipment is very short varying from a day to a few weeks. Customers either pay by credit card (online sales) or Net 30-90, depending on the customer. Once the item is shipped under the FOB terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. Warranty usually comprises of one to two year parts and labor and is deemed immaterial.

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

Segment Reporting

The Company views its operations as two operating segments, that are also the two reporting segments: the manufacture and marketing of standard benchtop laboratory equipment for research in university, hospital and industrial laboratories sold primarily through laboratory equipment distributors and laboratory and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”), and the manufacture, design, and marketing of bioprocessing systems and products and related royalty income (“Bioprocessing Systems”).

The Company’s chief operating decision maker (“CODM”) regularly reviews revenue and operating income/loss for each segment in determination of allocating resources and assessing financial performance results. The Company eliminates inter-segment activity in the Company’s reporting segment results to be consistent with the information that is presented to the CODM. The Company also included a Non-operating Corporate segment in the Company’s reporting segment results.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2022, June 30, 2022, and 2021, $1,082,100, $1,984,300 and $8,922,800 respectively of cash balances were in excess of such limit.

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

The allowance for doubtful accounts as of December 31, 2021 and June 30, 2022 and 2021, respectively was $33,600, $15,600 and $15,600, respectively.

Investment Securities

The Company’s investment securities are classified as equity securities, mutual funds, and bonds, and are held as available-for-sale and recorded at fair value. Changes in fair value of equity securities and mutual funds are recorded as net unrealized gains or losses in other income (loss), net on the statement of operations and comprehensive loss. Changes in fair value of bonds are recorded as net unrealized gains or losses as a component of other comprehensive income.

The Company determines the cost of the investment sold based on an average cost basis at the individual security level and record the interest income and realized gains or losses on the sale of these investments in other income, net on the statement of operations and comprehensive loss.

Inventories

Current and noncurrent inventories recorded other than those of Aquila, are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value, and have been reduced by an allowance for excess and obsolete inventories. Inventories of Aquila are valued at the lower of cost (determined on a average cost method) or net realizable value, and have been reduced by an allowance for excess and obsolete inventories. The Company’s inventory allowance is based on management’s estimates and reviews of inventories on hand is based on management’s review of inventories on hand compared to estimated future usage and sales. Cost of work-in-process and finished goods inventories include material, labor and manufacturing overhead. As needed, the Company may purchase critical raw materials that are used in the core production process in quantities that exceed anticipated consumption within the normal operating cycle, which is 12 months. The Company classifies such raw materials that the Company does not expect to consume within the normal operating cycle as noncurrent.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided for primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized by the straight-line method over the remaining term of the related lease or the estimated useful lives of the assets, whichever is shorter.

Goodwill and Finite Lived Intangible Assets and Long-Lived Assets, Net

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of Accounting Standards Codification (“ASC”)  No. 350, “Intangibles- Goodwill and Other” (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.

As of December 31, 2022, the Company had two reporting units, the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems. Goodwill is tested for impairment by reporting unit on an annual basis as of December 31, the last day of its fiscal year, and in the interim if events and circumstances indicate that goodwill may be impaired. Prior to the change in the Company’s fiscal year from the last day of June to a calendar fiscal year end, goodwill was tested for impairment on an annual basis as of June 30, the last day of its then fiscal year, and in the interim if events and circumstances indicated that goodwill may be impaired. The voluntary change is preferable under the circumstances as a better alignment with the Company’s strategic planning and forecasting process given the Company’s change in fiscal year end. The events and circumstances that are considered in the Company’s goodwill impairment testing include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is first assessed using a qualitative approach.  If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed.  The quantitative analysis involves a comparison of the fair value of the reporting unit with its carrying amount.  The fair value is determined using the income approach, which utilizes the present value of expected future cash flows for each reporting unit based on estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The assumptions used to estimate future cash flows and the development of forecasts  used in the fair value determination were based on assumptions made using the best information available at the time, subject to inherent risk and judgement. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. To the extent additional information arises, market conditions change, or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

During the six months ended December 31, 2022, the Company performed the annual goodwill impairment analysis. The Company elected to perform the qualitative analysis for the Benchtop Laboratory Equipment Operation reporting unit. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit. In completing these assessments, the Company noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount.

As referenced to “Restatement of Prior Period” in Note 1 above, during the preparation of its audited financial statements for the six-month transition period July 1, 2022 to December 31, 2022, the Company identified an error in the use of future projections and weighted average cost of capital used in the annual goodwill impairment testing of the Company’s Bioprocessing Systems segment. As a result of the annual goodwill impairment analysis, the Company determined the carrying value of the Bioprocessing Systems reporting unit exceeded its fair value and therefore the associated goodwill was impaired. Upon further analysis of the error, the Company determined that a goodwill impairment charge to the Bioprocessing Systems segment should have been applied in the fiscal year ended June 30, 2022. As a result of restating the fiscal year ended June 30, 2022 consolidated financial statements, the Company recorded a goodwill impairment charge of $4,280,100 to the goodwill of the Bioprocessing Systems reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit. As of December 31, 2022 there was no remaining goodwill to the Bioprocessing System reporting unit.

Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, websites, intellectual property in-process research and development (“IPR&D”), trademarks and trade names. All intangible assets are amortized on a straight-line basis over the estimated useful lives of the respective assets, generally 3 to 10 years. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. The Company reviews the recoverability of our finite-lived intangible assets and long-lived assets, when events or conditions occur that indicate a possible impairment exists. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. The assessment for recoverability is based primarily on our ability to recover the carrying value of its long-lived and finite-lived intangible assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows.

During the six months ended December 31, 2022, the Company determined a technology intangible asset in the Bioprocessing segment was impaired and wrote it down by $51,500, net of accumulated amortization, to its estimated fair value of $0. There was no impairment of intangible assets for the six months ended December 31, 2021 (unaudited) or for the years ending June 30, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, “Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets (“ASC No. 360-10”). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. The Company concluded as of December 31, 2022, June 30, 2022 and 2021, there was no impairment of long-lived assets.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $433,500 and $222,800 for the six months ended December 31, 2022 and 2021 (unaudited), respectively and $628,700 and $399,700 for the years ended June 30, 2022 and 2021, respectively.

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

Income taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return, and a tax return in Germany for Aquila. Income taxes are accounted for under the asset and liability method. The Company provides for federal, and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), the Company evaluated the deferred tax assets to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard of whether the deferred tax assets will be realized. As referenced in Note 1 above, as a result of the restated consolidated financial statements as of and for the year ended June 30, 2022, the Company recorded a full valuation allowance of $5,116,000 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized. During the six months ended December 31, 2022, the Company recorded a full valuation allowance of $1,302,600 to the period change in the net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. In the event that in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2022 and June 30, 2022 and 2021, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the fiscal years ended June 30, 2018 and after. The Company is currently open to audit under the statute of limitations by German tax authorities for the years ended December 31, 2018. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings or loss per common share includes the dilutive effect of stock options and warrants, if any. The Company was in a net loss position during the six months ended December 31, 2022 and 2021(unaudited), respectively, and the years ended June 30, 2022 and 2021, respectively, therefore the basic loss per share is the same as dilutive loss per share as the inclusion of the weighted-average number of all potential dilutive common shares which consists of stock options and warrants are anti-dilutive.

Reclassification

Certain balances from fiscal year ended June 30, 2022 have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. While we will continue to evaluate the potential impacts of the new guidance, the Company does not believe the potential impact of the new guidance and related codification improvements will be material to its consolidated financial position or results of operations.

3. Fair Value of Financial Instruments

The Company follows ASC 820, “Fair Value Measurement”, which has defined the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2022 and June 30, 2022 and 2021, respectively, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,927,100	$-	$-	$1,927,100
Investment securities	4,035,500	236,600	-	4,272,100

Total	$5,962,600	$236,600	$-	$6,199,200

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,971,100	$-	$-	$2,971,100
Investment securities	5,276,600	1,115,000	-	6,391,600

Total	$8,247,700	$1,115,000	$-	$9,362,700

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,675,200	$-	$-	$9,675,200
Investment securities	2,920,600	824,000	-	3,744,600

Total	$12,595,800	$824,000	$-	$13,419,800

Liabilities:
Contingent consideration	$-	$-	$160,000	$160,000

Investments in marketable securities by security type as of December 31, 2022, June 30, 2022 and 2021, respectively, consisted of the following:

As of December 31, 2022:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$118,900	$154,600	$35,700
Mutual funds	4,063,100	3,880,900	(182,200)
Debt Securities	235,400	236,600	1,200
Total	$4,417,400	$4,272,100	$(145,300)

As of June 30, 2022:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$118,800	$151,000	$32,200
Mutual funds	5,299,500	5,125,600	(173,900)
Debt Securities	1,114,100	1,115,000	900
Total	$6,532,400	$6,391,600	$(140,800)

As of June 30, 2021:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$102,200	$154,100	$51,900
Mutual funds	2,752,400	2,766,500	14,100
Debt Securities	832,700	824,000	(8,700)
Total	$3,687,300	3,744,600	$57,300

The following table sets forth an analysis of changes during the six months ended December 31, 2022 and the years ended June 30, 2022 and 2021, respectively, in Level 3 financial liabilities of the Company’s contingent obligation which require cash payments to the sellers of certain acquired operations based on royalty payments received. There is no contingent consideration obligation as of December 31, 2022. As of June 30, 2022, the contingent consideration obligation was finalized to $117,500, of which $98,800 was paid to the sellers and $18,700 remains unpaid and reclassified into accounts payable.

	As of December 31,	As of June 30,
	2022	2022	2021
Beginning balance	$-	$160,000	$358,000
Decrease in contingent consideration liability	-	(42,500)	(30,000)
Payments	-	(117,500)	(168,000)
Ending balance	$-	$-	$160,000

4. Inventories

	As of December 31,	As of June 30,
	2022	2022	2021
Raw materials	$3,703,900	$3,298,300	$2,170,400
Work-in-process	66,700	55,300	39,600
Finished goods	1,695,000	1,342,700	767,100
Total Inventories	$5,465,600	$4,696,300	$2,977,100

Inventories - Current Asset	$4,859,600	$4,696,300	$2,977,100
Inventories - Noncurrent Asset	606,000	-	-

5. Property and Equipment, Net

	Useful Lives	As of December 31,	As of June 30,
	(Years)	2022	2022	2021
Automobiles	5	$22,000	$22,000	$22,000
Computer equipment	3-5	432,700	327,700	233,500
Machinery and equipment	3-7	1,533,000	1,364,900	1,047,600
Furniture and fixtures	4-10	105,200	105,200	148,800
Leasehold improvements	3-10	272,400	268,900	64,400
		2,365,300	2,088,700	1,516,300

Less accumulated depreciation		$1,202,100	$1,083,100	$1,103,700

Property and Equipment, Net		$1,163,200	$1,005,600	$412,600

Depreciation expense was $115,200 and $53,400 for the six months ended December 31, 2022 and 2021 (unaudited), respectively, and $145,300 and $104,600 for the years ended June 30, 2022 and 2021, respectively.

During the six months ended December 31, 2022 and 2021 (unaudited), respectively and the years ending June 30, 2022 and 2021, respectively, the Company wrote off fully depreciated property and equipment assets for the cost amount of $0, $0, $164,600 and $0, respectively, and for the accumulated depreciated amount of $0, $0, $164,600 and $0, respectively.

6. Goodwill and Finite Lived Intangible Asset

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $115,300 as of December 31, 2022, and as of June 30, 2022, respectively and $4,395,400 as of June 30, 2021, all of which is expected to be deductible for tax purposes.

The components of finite lived intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
As of December 31, 2022
Technology, trademarks	3-10 yrs.	$1,216,800	$721,700	$495,100
Trade names	3-6 yrs.	592,300	266,000	326,300
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	163,800	208,400
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	602,000	458,500
Patents	5-7 yrs.	595,800	321,100	274,700
		$4,341,600	$2,578,600	$1,763,000

	Useful Lives	Cost	Accumulated Amortization	Net
As of June 30, 2022
Technology, trademarks	3-10 yrs.	$1,278,900	$653,400	$625,500
Trade names	3-6 yrs.	592,300	228,200	364,100
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	143,300	228,900
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	504,200	556,300
Patents	5-7 yrs.	594,300	289,300	305,000
		$4,402,200	$2,322,400	$2,079,800

	Useful Lives	Cost	Accumulated Amortization	Net
As of June 30, 2021
Technology, trademarks	5-10 yrs.	$364,700	$362,200	$2,500
Trade names	3-6 yrs.	592,300	152,600	439,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	102,400	269,800
Sublicense agreements	10 yrs.	294,000	283,000	11,000
Non-compete agreements	4-5 yrs.	1,060,500	308,600	751,900
IPR&D	3-5 yrs.	852,100	134,800	717,300
Patents and other intangible assets	5-7 yrs.	591,500	225,900	365,600
		$4,337,300	$1,779,500	$2,557,800

Total amortization expense was $265,600, $273,900 for the six months ended December 31, 2022 and 2021 (unaudited), respectively and $542,900 and $146,900 for the years ending June 30, 2022 and 2021, respectively.

Estimated future amortization expense of intangible assets as of December 31, 2022 is as follows:

As of December 31,
2023	$516,600
2024	506,100
2025	371,500
2026	193,800
2027	92,600
Thereafter	82,400
Total	$1,763,000

Impairment Loss

As referenced to “Restatement of Prior Period” in Note 1 above, during the preparation of its audited financial statements for the six-month transition period July 1, 2022 to December 31, 2022, the Company identified an error in the use of future projections and weighted average cost of capital used in the annual goodwill impairment testing of the Company’s Bioprocessing Systems segment. As a result of the annual goodwill impairment analysis, the Company determined the carrying value of the Bioprocessing Systems reporting unit exceeded its fair value and therefore the associated goodwill was impaired. Upon further analysis of the error, the Company determined that a goodwill impairment charge to the Bioprocessing Systems segment should have been applied in the fiscal year ended June 30, 2022. As a result of restating the fiscal year ended June 30, 2022 consolidated financial statements, the Company recorded a goodwill impairment charge of $4,280,100 to the goodwill of the Bioprocessing Systems reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit. As of December 31, 2022 there was no remaining goodwill to the Bioprocessing System reporting unit.

During the six months ended December 31, 2022, the Company determined a technology intangible asset in the Bioprocessing segment was impaired and wrote it down by $51,500, net of accumulated amortization, to its estimated fair value of $0. There was no impairment of intangible assets for six months ended December 31, 2021 (unaudited) or for the years ending June 30, 2022 and 2021, respectively.

7. Acquisition of Aquila Biolabs GmbH

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

8. Line of Credit

The Company has a Demand Line of Credit through December 2023 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at 7.50%. The agreement does not contain any financial covenants and borrowings are secured by a pledge of the Company’s assets including inventory, accounts receivable, chattel paper, equipment and general intangibles of the Company. As of December 31, 2022, June 30, 2022 and June 30, 2021, respectively, there were no borrowings outstanding under the line.

9. Payroll Protection Program Loan Credit

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

10. Commitments and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of December 31, 2022, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Employment Agreements

The Company has an employment agreement with its Chief Executive Officer and President, which expires on June 30, 2025. The agreement contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for “cause” or the Presidents terminates the employment for “good reason”, the President will have the right to receive a lump sum payment equal to three times the average of their total annual compensation paid for the last five years preceding such termination. The employment agreement also contains a termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination.

The Company has an employment agreement with its Chairman, which expires on June 30, 2023. The employment agreement contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the employee resigns for “good reason”(as such term is defined in the agreement) , the Company shall pay severance payments equal to either one year’s salary at the rate of the compensation at the time of termination is employee is terminated within 12 months of the date of the agreement or six months’ salary is the employee is terminated after 12 months of the date of the agreement. The Company will continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata porti’n of any bonus achieved prior to such termination of employment.

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

11. Related Parties

Consulting Agreement

The Company’s consulting agreement with Mr. Joseph G. Cremonese, a Director of the Company, and his affiliate which provided consulting services on product development, expired on December 31, 2021. The agreement provided that the consultant be paid a monthly retainer fee of $9,000, plus a grant of 20,000 options which were awarded during the year ended June 30, 2020. Consulting expense related to this agreement amounted to $0 and $55,200, for the six months ended December 31, 2022 and 2021 (unaudited) and $55,200 and $108,000 for the years ended June 30, 2022 and 2021, respectively.

The Company’s consulting agreement with Mr. Reinhard Vogt, a former Director of the Company, and his affiliate which provided consulting services was terminated on April 1, 2022. The agreement provided that the consultant be paid a monthly retainer fee of 12,500 euros. The Company paid fees of $0 and $88,500 for the six months ended December 31, 2022 and 2021 (unaudited), respectively and $215,700 and $966,600 for the years ended June 30, 2022 and 2021, respectively. For the year ended June 30, 2021, fees included consulting fees of $207,900 and 125,000 stock options valued at $758,700 on the grant date using the Black-Scholes-Merton option pricing model.

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

As of December 31, 2022, the weighted-average remaining lease term for operating lease liabilities was approximately 5.42 years and the weighted-average discount rate was 5.0%. Total cash payments under these leases were $186,000 for the six month ended December 31, 2022 of which $184,400 was recorded as leases expense.

The Company’s approximate future minimum rental payments under all operating leases as of December 31, 2022 are as follows:

Year ended December 31,	Amount
2023	$341,900
2024	289,700
2025	267,700
2026	266,600
2027	274,500
Thereafter	200,900
Total future minimum payments	$1,641,300
Less: Imputed interest	(208,200)
Total Present Value of Operating Lease Liabilities	$1,433,100

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

	Six months ended December 31,		Year ended June 30,
	2022	2021 (unaudited)	2022 (As Restated)	2021
Weighted average number of common shares outstanding	7,003,599	6,458,143	6,637,471	3,189,602
Effect of dilutive securities:	-	-	-	-
Weighted average number of dilutive common shares outstanding	7,003,599	6,458,143	6,637,471	3,189,602

Basic and diluted loss per common share:
Continuing operations	($0.58)	($0.33)	($2.06)	($0.97)
Discontinued operations	$0.00	$0.00	$0.00	($0.18)
Consolidated operations	($0.58)	($0.33)	($2.06)	($1.15)

Approximately 28,645 and 18,481 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the six months ended December 31, 2022. Approximately 109,886 and 0 shares of the Company’s common stock issuable upon the exercise of options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the six months ended December 31, 2021 (unaudited).

Approximately 39,086 and 0 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended June 30, 2022. Approximately 88,691 and 0 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended June 30, 2021.

14. Common Stock and Warrants

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

Issuance and Sale of Common Stock

On April 29 2021, the Company received proceeds of approximately $ 7,580,400 from the sale of its securities to private investors upon the issuance of 1,595,880 shares of the Company’s Common Stock at an offering price of $4.75 per share which included warrants to purchase up to 797,940 shares of the Company’s Common Stock exercisable at $ 9.50 per share, and in June 2021 the Company received an additional $9.5 million through the sale of an additional 2,000,000 shares of the Company’s Common Stock at $ 4.75 per share which also included warrants to purchase up to 999,993 of the Company’s Common Stock exercisable at $9.50 per shares. These warrants are exercisable immediately and expire five years from date of issuance. The Company utilized the services of brokers for both transactions and incurred a total of approximately $1.3 million in issuance related costs for broker and legal fees. The Company was required under a registration rights agreement to register the shares, which it did through an S-1 Registration Statement filed with the Securities and Exchange Commission, which became effective on August 13, 2021. The proceeds were used for the Aquila acquisition with the remainder earmarked for the Bioprocessing Systems Operations.

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

Warrants

The following table summarizes information about shares issuable under warrants outstanding during the six month ended December 31, 2022 and for the year ended June 30,2022 and 2021, respectively.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding and exercisable as of June 30, 2020	1,349,850	$9.00	3.97
Issued	1,797,933	9.50	4.91
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding and exercisable as of June 30, 2021	3,147,783	$9.29	4.51
Issued	274,727	5.50	4.67
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding and exercisable as of June 30, 2022	3,422,510	$8.98	3.60
Issued	-	-	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding and exercisable as of December 31, 2022	3,422,510	$8.98	3.10

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

2022 Plan

The Company’s 2022 Plan provides for the issuance of up to 1,750,000 shares of the Company’s Common Stock, par value $. 05 per share, plus outstanding options granted under the Company’s 2012 Stock Option Plan that expire or are forfeited. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Nonstatutory stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. As of December 31, 2022, 1,874,947 shares of Common Stock were available for grant of options under the 2022 Plan, of which 184,947 shares of Common Stock are from either terminated or expired options from the 2012 Plan.

During the six months ended December 31, 2022 and 2021 (unaudited), the Company granted 0 and 60,000 options under the 2012 Plan, respectively, to employees that had a fair value of $0 and $268,848, respectively. No options were granted under the 2022 plan during the six months ended December 31, 2022 and 2021 (unaudited).

During the years ended June 30, 2022 and 2021, the Company granted 60,000 and 1,094,171 options under the 2012 Plan, respectively, to employees that had a fair value of $268,848 and $7,929,600, respectively. During the year ended June 30, 2022 the Company granted 60,000 options under the 2022 Plan, to employees that had a fair value of $262,372.

The following table summarizes the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value of our stock options for the six months ended December 31, 2022 and 2021 (unaudited), respectively, and for the years ended June 30, 2022 and 2021, respectively:

	Six months ended December 31,		Year ended June 30,
	2022	2021 (unaudited)	2022	2021
Expected term (in years)	-	10	10	10
Risk-free interest rate	-	1.42%	1.91%	1.40%
Expected volatility	-	72%	72%	66%
Dividend rate	-	0	0	0

Total stock-based compensation costs were $1,236,700 and $1,266,400 for the six months ended December 31, 2022 and 2021 (unaudited), respectively and $2,350,600 and $2,108,000 for the years ended June 30, 2022 and 2021, respectively.

Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $1,945,300 and $4,527,400 as of December 31, 2022 and 2021 (unaudited) and $3,187,300 and $5,935,000 June 30, 2022 and 2021, respectively.

The weighted-average period over which the nonvested awards is expected to be recognized are 1.14 years and 1.81 years for the six months ended December 31, 2022 and 2021 (unaudited) and 1.51 years and 2.27 years and for the years ended June 30, 2022 and 2021, respectively.

The following table summarizes option activity under all plans during the six months ended December 31, 2022 and 2021 (unaudited) and for the years ended June 30, 2022 and 2021:

	Six months ended December 31,				Year Ending
	2022		2021 (unaudited)		June 30, 2022		June 30, 2021
Shares under option:	Shares	Weighted-Average Exercie Price	Shares	Weighted-Average Exercie Price	Shares	Weighted-Average Exercie Price	Shares	Weighted-Average Exercie Price
Outstanding, beginning	1,158,644	$8.40	1,180,757	$8.73	1,180,757	$8.73	96,586	$4.35
Granted	-	-	60,000	5.85	120,000	5.78	1,094,171	9.07
Exercised	-	-	-	-	-	-	(1,000)	3.05
Forfeited	(42,834)	8.33	(56,000)	10	(142,113)	8.98	(9,000)	3.11
Outstanding, end	1,115,810	$8.40	1,184,757	$8.53	1,158,644	$8.40	1,180,757	$8.73

Options exercisable end of the period	632,175	$8.30	339,743	$7.77	567,594	$8.13	296,821	$7.69
Weighted average fair value per share of options granted during the period		$0.00		$4.48		$4.43		$7.25

NonVested Shares under option:	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning	591,050	$6.75	970,082	$7.16	970,082	$7.16	44,352	$3.96
Granted	-	-	60,000	4.48	120,000	4.43	1,094,171	7.25
Vested	(106,248)	6.73	(129,068)	6.85	(356,919)	7.17	(168,441)	6.88
Forfeited	(1,167)	4.48	(56,000)	7.31	(142,113)	6.53	-	0
Outstanding, end	483,635	$6.76	845,014	$7.01	591,050	$6.75	970,082	$7.16

	Six months ended December 31,
	2022			2021 (unaudited)
	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term
Vested Shares under option:	632,175	$8.30	7.30	339,743	$7.77	7.88

	Year Ending June 30,
	2022			2021
	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term
Vested Shares under option:	567,594	$8.13	7.73	296,821	$7.69	8.55

	As of December 31, 2022 Options Outstanding			As of December 31, 2022 Exercisable
Range Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Average Excersie Price	Number Outstanding	Average Excersie Price

$5.35 - $ 11.30	1,055,105	7.85	$8.69	571,470	$8.82
$2.91 - $ 4.65	60,705	4.00	$3.36	60,705	$3.36
	1,115,810			632,175

	As of June 30, 2022 Options Outstanding			As of June 30, 2022 Exercisable
Range Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Average Excersie Price	Number Outstanding	Average Excersie Price

$5.35 - $ 11.30	1,097,939	8.34	$8.68	506,889	$8.70
$2.91 - $ 4.65	60,705	4.51	$3.37	60,705	$3.37
	1,158,644			567,594

	As of June 30, 2021 Options Outstanding			As of June 30, 2021 Exercisable
Range Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Average Excersie Price	Number Outstanding	Average Excersie Price

$5.35 - $ 11.30	1,120,052	9.35	$9.03	238,351	$8.76
$2.91 - $ 4.65	60,705	5.28	$3.36	58,470	$3.32
	1,180,757			296,821

16. Segment Information

Segment and geographical information is reported as follows:

Six Months Ended December 31, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated

Revenues	$4,608,900	$628,900	$-	$5,237,800
Foreign Sales	1,322,500	478,200	-	1,800,700
Income (Loss) From Operations	203,500	(3,483,200)	(902,300)	(4,137,000)
Assets	8,622,500	5,174,600	4,272,100	18,069,200
Long-Lived Asset Expenditures	34,300	220,200	-	254,500
Depreciation and Amortization	50,100	330,700	-	380,800

Six Months Ended December 31, 2021 (Unaudited)	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated

Revenues	$5,031,100	$727,500	$-	$5,758,600
Foreign Sales	2,031,100	521,500	-	2,552,600
Income (Loss) From Operations	851,700	(3,712,700)	(508,200)	(3,369,200)
Assets	9,715,400	10,064,500	9,072,600	28,852,500
Long-Lived Asset Expenditures	66,600	163,300	-	229,900
Depreciation and Amortization	46,600	280,700	-	327,300

Year Ended June 30, 2022 (As Restated)	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated

Revenues	$9,981,100	$1,419,400	$-	$11,400,500
Foreign Sales	3,702,400	1,101,400	-	4,803,800
Income (Loss) From Operations	1,475,800	(11,369,500)	(1,650,400)	(11,544,100)
Assets	9,538,600	5,077,500	6,391,800	21,007,900
Long-Lived Asset Expenditures	92,500	732,100	-	824,600
Depreciation and Amortization	96,300	591,900	-	688,200

Year Ended June 30, 2021	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated

Revenues	$9,043,600	$731,600	$-	$9,775,200
Foreign Sales	3,483,700	684,600	-	4,168,300
Income (Loss) From Operations	1,461,300	(4,828,600)	(1,341,400)	(4,708,700)
Assets	14,783,000	8,735,100	5,488,300	29,006,400
Long-Lived Asset Expenditures	60,500	196,900	-	257,400
Depreciation and Amortization	103,100	148,400	-	251,500

Geographical Information

	Six Months Ended
	December 31, 2022		December 31, 2021 (unaudited)
	Revenue (a)	Long-Lived Assets	Revenue (a)	Long-Lived Assets
United States	$3,437,000	$1,710,000	$3,206,000	$5,181,300
All Other Foreign Countries	1,454,700	-	2,276,100	-
Germany	346,100	885,000	276,500	138,000
Total	$5,237,800	$2,595,000	$5,758,600	$5,319,300

(a) Revenues are attributed to countries based on location of customer

For the six months ended December 31, 2022, one customer accounted for approximately $545,300 revenue from the Benchtop Laboratory Equipment Segment, of which the revenue is 10% or more of the Company’s total revenue. For the six months ended December 31, 2021 (unaudited) and for the year ended June 30, 2022 and 2021, respectively, there are no individual customer accounted for approximately 10% or more of the Company’s total revenue.

A reconciliation of the Company's consolidated segment income/loss from operations to consolidated income (loss) from operations before discontinued operations and income taxes for the six months ended December 31, 2022 and 2021 (unaudited), respectively and for the year ended June 30, 2022 and 2021, respectively are as follows:

Six Months ended December 31, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$203,500	$(3,438,200)	$(902,300)	$(4,137,000)

Other (expense) income, net	(28,200)	3,600	88,500	63,900

Income (Loss) from operations before discontinued operations and income taxes	$175,300	$(3,434,600)	$(813,800)	$(4,073,100)

Six Months ended December 31, 2021 (unaudited)	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$851,700	$(3,712,700)	$(508,200)	$(3,369,200)

Other (expense) income, net	415,500	52,500	47,600	515,600

Income (Loss) from operations before discontinued operations and income taxes	$1,267,200	$(3,660,200)	$(460,600)	$(2,853,600)

Year ended June 30, 2022 (As Restated)	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$1,475,800	$(11,369,500)	$(1,650,400)	$(11,544,100)

Other (expense) income, net	194,000	(3,100)	71,500	262,400

Income (Loss) from operations before discontinued operations and income taxes	$1,669,800	$(11,372,600)	$(1,578,900)	$(11,281,700)

Year ended June 30, 2021	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$1,461,300	$(4,828,600)	$(1,341,500)	$(4,708,800)

Other (expense) income, net	571,000	600	82,200	653,800

Income (Loss) from operations before discontinued operations and income taxes	$2,032,300	$(4,828,000)	$(1,259,300)	$(4,055,000)

17. Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee’s deferral up to 3% of pay, plus 50% of employee’s deferral over 3% of pay up to 5%. Total matching contributions amounted to $58,600 and $53,400 for the six months ended December 31, 2022 and 2021 (unaudited), respectively and $112,400 and $90,700 for the six years ended June 30, 2022 and 2021, respectively.

18. Income Taxes

The Domestic and foreign Components of loss before taxes are:

	Six Months ended	Year ended
	December 31, 2022	2022 (As Restated)	2021
U.S. operations	$(3,285,900)	$(8,985,600)	$(3,764,500)
Non-U.S. operations	(787,200)	(2,296,100)	(290,500)
Total loss before taxes	$(4,073,100)	$(11,281,700)	$(4,055,000)

The provision for income taxes is comprised of:

	Six Months ended	Year ended
	December 31, 2022	2022 (As Restated)	2021
U.S. federal taxes:
Current	$-	$(99,200)	$-
Deferred	-	1,693,700	(1,152,500)
Non-U.S. taxes:
Current	-	-	-
Deferred	-	800,300	-
Total provision for income taxes	$-	$2,394,800	$(1,152,500)

Total provision for income taxes allocated to continuing operations for the six month ended December 31, 2022, and for the year ended June 30, 2022 (as restated) and 2021, respectively was $0, $2,390,800, and ($945,000), respectively.

Total provision for income taxes allocated to discontinued operations for the six month ended December 31, 2022, and for the year ended June 30, 2022 (as restated) and 2021, respectively was $0, $4,000, and ($207,500), respectively.

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), the Company evaluated the deferred tax assets to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard of whether the deferred tax assets will be realized. As referenced in Note 1 above, as a result of the restated consolidated financial statements as of and for the year ended June 30, 2022, the Company recorded a full valuation allowance of $5,116,000 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. During the six months ended December 31, 2022, the Company recorded a full valuation allowance of $1,302,600 to the period change in the net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. In the event that in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The reconciliation of the provision for income taxes at the federal statutory rate of 21% to the actual income tax expense (benefit) for the applicable fiscal year is as follows:

	Six Months ended	Year ended
	December 31, 2022	2022 (As Restated)	2021
Computed “expected” income tax benefit	$(855,400)	$(2,369,200)	$(1,014,300)
Research and development credits	(49,600)	(99,200)	(93,900)
Incentive Stock Option Expense	36,600	64,300	59,500
PPP Loan Forgiveness	-	(91,100)	(111,700)
Valuation allowance	1,302,600	5,116,000	-
Aquila Biolabs GmbH operating loss	(245,700)	(717,100)	-
Return to provision, and other True-ups	(187,800)	-	-
Other, net	(700)	491,100	7,900
Income tax expense /(benefit)	$-	$2,394,800	$(1,152,500)

Income tax expense/(benefit) allocated to continuing operations for the six month ended December 31, 2022, and for the year ended June 30, 2022 (as restated) and 2021, respectively was $0, $2,390,800, and ($945,000), respectively.

Income tax expense/(benefit) allocated to discontinued operations for the six month ended December 31, 2022, and for the year ended June 30, 2022 (as restated) and 2021, respectively was $0, $4,000, and ($207,500), respectively.

The Company’s expected income tax expense (benefit) differs from its provision for income tax expense primarily due to the Company’s evaluation of its net deferred tax assets and the Company’s related assessment to record a full valuation allowance against those net deferred tax assets in applying the more-likely than not standard that is required under the applicable guidance under Generally Accepted Accounting Principles in the US.

Deferred tax assets and liabilities consist of the following:

	As of	As of June 30,
	December 31, 2022	2022 (As Restated)	2021
Deferred tax assets:
Amortization of intangible assets, including goodwill	$377,800	$326,600	$374,000
Research and development credits	416,900	367,400	164,600
Goodwill impairment	898,800	898,800	-
Capitalized research and development expenses	276,900	-	-
Various accruals	92,200	50,400	64,600
Stock options expense	1,047,600	710,500	383,200
Net operating loss	3,353,100	2,769,400	1,515,800
Other	57,600	52,900	24,900
Subtotal	$6,520,900	$5,176,000	$2,527,100

Deferred tax liability:
Depreciation of property	(102,300)	(60,000)	(37,200)

Less valuation allowance	(6,418,600)	(5,116,000)	-

Net deferred tax assets	$-	$-	$2,489,900

The Company has federal net operating loss (“NOL”) carryforwards of $7,571,300, $5,961,700 and $3,407,000 as of December 31, 2022, June 30, 2022 and 2021, respectively, with no expiration date, which are available to reduce future taxable income. The Company has foregin NOL carryforwards of $5,645,900, $4,858,700 and $2,562,600 as of December 31, 2022, June 30, 2022 and 2021, respectively, with no expiration date, which are available to reduce future taxable income. Under the 2017 Tax Cuts and Jobs Act (the “Tax Act”), federal carryforwards may be carried forward indefinitely. All of the Company’s NOL carryforwards were generated on or after December 31, 2017, the effective date for TCJA NOL’s.

19. Restatement of Prior Period

As of and for the fiscal year ended June 30, 2022, the Company previously reported no valuation allowance against the Company’s net deferred tax assets and the Company previously reported no goodwill impairment charge against the Bioprocessing Systems reporting unit’s goodwill.  Upon further analysis, the Company has determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance of $5,116,00 against the net deferred tax assets as of and for the fiscal year ended June 30, 2022. Additionally, upon further analysis, the Company has determined the carrying value of the Bioprocessing Systems reporting unit exceeded its fair value and that the associated goodwill was impaired. The Company recorded a goodwill impairment charge of $4,280,100 to write off all the goodwill allocated to the Bioprocessing Systems reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit, as of and for the fiscal year ended June 30, 2022.

Description of Annual Restatement Tables

The following tables present the effect of the restatement on our previously reported consolidated statement of operations and comprehensive loss, balance sheet, statement of changes in stockholders’ equity, and statement of cash flows for the year ended June, 2022 for which the values were derived from our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed on September 28,2022.  Certain reclassifications between captions on the statement of cash flows are included in the effect of restatement column to conform to current reporting.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2022

	As Filed	Effect of Restatement		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,971,100	$		$2,971,100
Investment securities	6,391,600			6,391,600
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at June 30, 2022 and June 30, 2021	1,501,400			1,501,400
Inventories	4,696,300			4,696,300
Income tax receivable	161,100			161,100
Prepaid expenses and other current assets	547,600			547,600
Assets of discontinued operations	200			200
Total current assets	16,269,300		-	16,269,300

Property and equipment, net	1,005,600			1,005,600
Goodwill	4,395,400		(4,280,100)	115,300
Other intangible assets, net	2,079,800			2,079,800
Deferred taxes	3,743,600		(3,743,600)	-
Operating lease right-of-use assets	1,475,500			1,475,500
Other assets	62,400			62,400
Total assets	$29,031,600		$(8,023,700)	$21,007,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,105,900	$		$1,105,900
Accrued expenses	796,000			796,000
Contract liabilities	29,000			29,000
Contingent consideration, current portion	-			-
Bank overdraft
Lease liabilities, current portion	299,300			299,300
Paycheck Protection Program loan	-			-
Liabilities of discontinued operations	-			-
Total current liabilities	2,230,200			2,230,200

Contingent consideration payable, less current portion	-			-
Lease liabilities, less current portion	1,239,600			1,239,600
Other long-term liabilities	-			-
Total liabilities	3,469,800			3,469,800

Shareholders’ equity:
Common stock, $.05 par value; 20,000,000 and 15,000,000 shares authorized; 7,023,401 and 6,477,945 shares issued; 7,003,599 and 6,458,143 shares outstanding at June 30, 2022 and June 30, 2021	351,200			351,200
Additional paid-in capital	31,664,100			31,664,100
Accumulated comprehensive loss	(105,600)			(105,600)
Accumulated deficit	(6,295,500)		(8,023,700)	(14,319,200)
	25,614,200		(8,023,700)	17,590,500
Less common stock held in treasury at cost, 19,802 shares	52,400			52,400
Total shareholders’ equity	25,561,800		(8,023,700)	17,538,100

Total liabilities and shareholders’ equity	$29,031,600		$(8,023,700)	$21,007,900

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED JUNE 30, 2022

	As Filed	Effects of Restatement		As Restated

Revenues	$11,400,500	$		$11,400,500

Cost of revenues	5,663,800			5,663,800

Gross profit	5,736,700			5,736,700

Operating expenses:
General and administrative	5,816,600			5,816,600
Selling	4,310,800			4,310,800
Research and development	2,873,300			2,873,300
Goodwill impairment charge	-		4,280,100	4,280,100

Total operating expenses	13,000,700		4,280,100	17,280,800

Loss from operations	(7,264,000)		(4,280,100)	(11,544,100)

Other income:
Other income, net	185,100			185,100
Interest income	77,300			77,300
Total other income, net	262,400		-	262,400

Loss from continuing operations before income tax benefit	(7,001,600)		(4,280,100)	(11,281,700)

Income tax benefit, current	(99,200)		-	(99,200)
Income tax (benefit)/expense, deferred	(1,253,600)		3,743,600	2,490,000
Total income tax (benefit)/expense	(1,352,800)		3,743,600	2,390,800

Loss from continuing operations	(5,648,800)		(8,023,700)	(13,672,500)

Discontinued operations (Note 18):

Gain (loss) from discontinued operations, net of tax	4,400			4,400

Net loss	(5,644,400)		(8,023,700)	(13,668,100)

Comprehensive gain (loss):
Unrealized holding loss on investment securities, net of tax	(10,200)			(10,200)
Foreign currency translation adjustment	(86,200)			(86,200)
Comprehensive loss	(96,400)		-	(96,400)

Total comprehensive loss	$(5,740,800)		$(8,023,700)	$(13,764,500)

Basic loss per common share

Continuing operations	$(0.85)		$(1.21)	$(2.06)
Discontinued operations	$0.00		$0.00	$0.00
Consolidated operations	$(0.85)		$(1.21)	$(2.06)

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED JUNE 30, 2022

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	in Capital	Income (Loss)	Deficit)	Shares	Amount	Equity
As Filed
Balance as of June 30, 2021	6,477,945	$324,000	$26,613,500	$(9,200)	$(651,100)	19,802	$52,400	$26,224,800

Net loss	-	-	-	-	(5,644,400)	-	-	(5,644,400)

Issuance of Common Stock and Warrants, net of issuance cost (Note 14 )	545,456	27,200	2,700,000	-	-	-	-	2,727,200

Foreign currency translation adjustment	-	-		(86,200)	-	-	-	(86,200)

Unrealized holding loss on investment securities, net of tax	-	-	-	(10,200)	-	-	-	(10,200)

Stock-based compensation	-	-	2,350,600	-	-	-	-	2,350,600

Balance as of June 30, 2022 - As filed	7,023,401	$351,200	$31,664,100	$(105,600)	$(6,295,500)	19,802	$52,400	$25,561,800

Effects of Restatement - Net loss June 30, 2022	-	-	-	-	(8,023,700)	-	-	(8,023,700)

As Restated
Balance as of June 30, 2022	7,023,401	$351,200	$31,664,100	$(105,600)	$(14,319,200)	19,802	$52,400	$17,538,100

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2022

	As Filed	Effect of restatement	As Restated
Operating activities:
Net loss	$(5,644,400)	$(8,023,700)	$(13,668,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(Gain) on sale of investments	32,700		32,700
Unrealized holding loss on investments	233,700		233,700
Provision for bad debt			-
Extinguishment of debt	(433,800)		(433,800)
Depreciation and amortization	688,200		688,200
Deferred income taxes	(1,253,600)	3,743,600	2,490,000
Loss on disposal of subsidiary	-		-
Stock-based compensation	2,350,600		2,350,600
Change in fair value of contingent consideration	(42,500)		(42,500)
Goodwill impairment charge		4,280,100	4,280,100
Changes in operating assets and liabilities:
Trade accounts receivable	(206,700)		(206,700)
Inventories	(1,719,200)		(1,719,200)
Carrying value of right of use assets	(810,200)		(810,200)
Income tax receivable	172,200		172,200
Prepaid and other current assets	(207,800)		(207,800)
Accounts payable	652,400		652,400
Deferred Revenue	-		-
Contract liabilities	29,000		29,000
Contingent Consideration	-		-
Lease Liabilities	807,900		807,900
Other assets	(8,100)		(8,100)
Other long term liabilities	(10,900)		(10,900)
Accrued expenses and taxes	180,300		180,300
Total adjustments	454,200	-	8,477,900

Net cash used in operating activities	(5,190,200)	-	(5,190,200)

Investing activities:
Redemption of investment securities	2,709,800		2,709,800
Purchase of investment securities	(5,634,500)		(5,634,500)
Proceeds from sale of Altamira	-		-
Purchase of Aquila, net of cash acquired	-		-
Capital expenditures	(757,600)		(757,600)
Purchase of other intangible assets	(67,000)		(67,000)
Net cash used in investing activities	(3,749,300)		(3,749,300)

Financing activities:
Proceeds from issuance of common stock	3,000,000		3,000,000
Issuance of common stock and warrants	(272,800)		(272,800)
Payments of contingent consideration	(98,800)		(98,800)
Bank overdraft	(321,700)		(321,700)

Net cash received provided by financing activities	2,306,700		2,306,700

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(71,300)		(71,300)

Net decrease in cash and cash equivalents	(6,704,100)		(6,704,100)
Cash and cash equivalents, beginning of year	9,675,200		9,675,200
Cash and cash equivalents, end of year	$2,971,100		$2,971,100

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-		$-
Noncash financing activities:
Record right-of-use assets	$1,010,900		$1,010,900
Record lease liabilities	$1,010,400		$1,010,400

20. QUARTERLY FINANCIAL DATA (Unaudited)

Description of Quarterly Restatement Tables

In lieu of filing amended quarterly reports on Form 10-Q, the following tables below present the effect of the restatement on our previously reported consolidated statements of operations and comprehensive loss, balance sheets, statements of changes in stockholders’ equity, and statements of cash flows for which the values were derived from our Quarterly Reports on Form 10-Q for the interim period ended September 30, 2022.  Certain reclassifications between captions on the statements of cash flows are included in the effect of restatement columns to conform to current reporting. For further information on the restatement, refer to Note 19 ("Restatement Of Prior Period").

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	As of September, 30, 2022
	As Filed	Effect of Restatement		As Restated
ASSETS
Cash and cash equivalents	$2,437,700	$		$2,437,700
Investment securities	5,298,600			5,298,600
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at September 30, 2022 and June 30, 2022	1,141,300			1,141,300
Inventories	4,956,200			4,956,200
Income tax receivable	161,400			161,400
Prepaid expenses and other current assets	510,400			510,400
Assets of discontinued operations	-			-
Total current assets	14,505,600			14,505,600
				-
Property and equipment, net	1,066,200			1,066,200
Goodwill	4,395,400		(4,280,100)	115,300
Other intangible assets, net	1,943,600			1,943,600
Deferred taxes	4,160,800		(4,160,800)	-
Operating lease right-of-use assets	1,442,100			1,442,100
Other assets	62,400			62,400
				-
Total assets	$27,576,100		$(8,440,900)	$19,135,200
				-
LIABILITIES AND SHAREHOLDERS’ EQUITY				-
Current liabilities:				-
Accounts payable	$452,800	$		$452,800
Accrued expenses	762,500			762,500
Deferred Revenue	-			-
Contingent consideration	-			-
Bank overdraft	84,000			84,000
Lease liabilities, current portion	284,400			284,400
Finance Lease liabilities, current portion	-			-
Paycheck Protection Program loan	-			-
Liabilities of discontinued operations	-			-
Total current liabilities	1,583,700			1,583,700
				-
Contingent consideration payable, less current portion	-			-
Lease liabilities, less current portion	1,218,700			1,218,700
Other long-term liabilities	-			-
				-
Total liabilities	2,802,400			2,802,400
				-
Shareholders’ equity:				-
Common stock, $.05 par value; 20,000,000 and 15,000,000 shares authorized; 7,023,401 and 6,477,945 shares issued; 7,003,599 and 6,458,143 shares outstanding at September 30, 2022 and June 30, 2022	351,200			351,200
Additional paid-in capital	32,282,200			32,282,200
Accumulated comprehensive loss	(219,800)			(219,800)
Accumulated deficit	(7,587,500)		(8,440,900)	(16,028,400)
	24,826,100		(8,440,900)	16,385,200
Less common stock held in treasury at cost, 19,802 shares	52,400			52,400
Total shareholders’ equity	24,773,700		(8,440,900)	16,332,800
				-
Total liabilities and shareholders’ equity	$27,576,100		$(8,440,900)	$19,135,200

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three Months Ended September 30, 2022
	As filed	Effect on Restatement		As Restated
Revenues	$2,670,000	$		$2,670,000

Cost of revenues	1,320,900			1,320,900

Gross profit	1,349,100			1,349,100

Operating expenses:
General and administrative	1,607,500			1,607,500
Selling	875,700			875,700
Research and development	560,100			560,100

Total operating expenses	3,043,300			3,043,300

Loss from operations	(1,694,200)			(1,694,200)

Other expense,net	(15,000)			(15,000)

Loss from continuing operations before income tax benefit	(1,709,200)			(1,709,200)

Income tax benefit, deferred	(417,200)		417,200	-

Loss from continuing operations	(1,292,000)		(417,200)	(1,709,200)

Discontinued operations (Note 10):

Gain from discontinued operations, net of tax	-			-

Net loss	(1,292,000)		(417,200)	(1,709,200)

Comprehensive loss
Unrealized holding loss on investment securities, net of tax	4,100			4,100
Foreign currency translation (loss) gain adjustment	(118,300)			(118,300)
Comprehensive (loss) gain	(114,200)			(114,200)

Total comprehensive loss	$(1,406,200)		$(417,200)	$(1,823,400)

Basic and diluted loss per common share

Continuing operations	$(0.18)		$(0.06)	$(0.24)
Discontinued operations	$0.00		$0.00	$0.00
Consolidated operations	$(0.18)		$(0.06)	$(0.24)

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity

As Filed
Balance as of June 30, 2022 (unaudited)	7,023,401	$351,200	$31,664,100	$(105,600)	$(6,295,500)	19,802	$52,400	$25,561,800

Net loss	-	-	-	-	(1,292,000)	-	-	(1,292,000)

Foreign currency translation adjustment	-	-	-	(118,300)	-	-	-	(118,300)

Unrealized holding loss on investment securities, net of tax	-	-	-	4,100	-	-	-	4,100

Stock-based compensation	-	-	618,100	-	-	-	-	618,100

Balance as of September 30, 2022 (Unaudited)	7,023,401	$351,200	$32,282,200	$(219,800)	$(7,587,500)	19,802	$52,400	$24,773,700

Effect on Restatement
Adjustment to year end June 30, 2022 Net loss	-	-	-	-	(8,023,700)	-	-	(8,023,700)
Adjustment to Three month ended September 30,2022 Net Income					(417,200)			(417,200)

As Restated
Balance as of September 30, 2022 (unaudited)	7,023,401	$351,200	$32,282,200	$(219,800)	$(16,028,400)	19,802	$52,400	$16,332,800

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended September 30, 2022
	As Filed	Effect on Restatement	As Restated

Operating activities:
Net loss	$(1,292,000)	$(417,200)	$(1,709,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,900		188,900
Stock-based compensation	618,100		618,100
Loss on sale of investments	56,900		56,900
Unrealized holding loss on investments	12,100		12,100
Deferred income taxes	(417,200)	417,200	-
Changes in operating assets and liabilities:
Trade accounts receivable	391,200		391,200
Inventories	(334,100)		(334,100)
Prepaid and other current assets	26,400		26,400
Income tax receivable	(300)		(300)
Operating lease right of use assets	29,700		29,700
Accounts payable	(674,800)		(674,800)
Accrued expenses	(11,100)		(11,100)
Deferred Revenue	(27,900)		(27,900)
Lease Liabilities	(32,200)		(32,200)
Other long term liabilities	-		-

Net cash used in operating activities	(1,466,300)	-	(1,466,300)

Investing activities:
Redemption of investment securities	1,043,000		1,043,000
Purchase of investment securities	(14,800)		(14,800)
Capital expenditures	(160,100)		(160,100)
Purchase of other intangible assets	(1,500)		(1,500)
Payment of Finance Lease Obligations	-		-

Net cash provided by (used) in investing activities	866,600	-	866,600

Financing activities:
Bank overdraft	84,000		84,000

Net cash provided by (used) in financing activities	84,000		84,000

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(17,700)		(17,700)
	-	-	-
Net decrease in cash and cash equivalents	(533,400)	-	(533,400)
Cash and cash equivalents, beginning of period	2,971,100		2,971,100
Cash and cash equivalents, end of period	$2,437,700	$-	$2,437,700
		-
SUPPLEMENTAL DISCLOSURES:
Noncash financing activities:
Record right of use assets	$41,100		$41,100
Record lease liabilities	$38,800		$38,800

Restated Loss per share for the three months ended September, 30, 2022

	As filed	Effect of Restatement	As Restated
Weighted average number of common shares outstanding	7,003,599		7,003,599
Effect of dilutive securities:	-		-
Weighted average number of dilutive common shares outstanding	7,003,599		7,003,599

Basic and diluted loss per common share:
Continuing operations	$(0.18)	$(0.06)	$(0.24)
Discontinued operations	-	-	-
Consolidated operations	$(0.18)	$(0.06)	$(0.24)

