Form 10-Q
period 2023-03-31
SCIENTIFIC INDUSTRIES INC
filed 2023-05-15
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of May 12, 2023 is 7,003,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,079,400	$1,927,100
Investment securities	3,379,000	4,272,100
Trade accounts receivable, less allowance for doubtful accounts of $33,600 at March 31, 2023 and December 31, 2022	1,173,300	1,312,900
Inventories	5,193,400	4,859,600
Income tax receivable	161,400	161,400
Prepaid expenses and other current assets	486,500	456,800
Total current assets	11,473,000	12,989,900
Property and equipment, net	1,165,300	1,163,200
Goodwill	115,300	115,300
Other intangible assets, net	1,633,000	1,763,000
Inventories	620,100	606,000
Operating lease right-of-use assets	1,299,100	1,373,600
Other assets	58,200	58,200
Total assets	$16,364,000	$18,069,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$970,600	$887,300
Accrued expenses	953,200	821,800
Contract liabilities	14,900	134,400
Lease liabilities, current portion	199,900	276,900
Total current liabilities	2,138,600	2,120,400

Lease liabilities, less current portion	1,156,800	1,156,200
Total liabilities	3,295,400	3,276,600

Shareholders’ equity:
Common stock, $0.05 par value; 20,000,000 shares authorized; 7,023,401,shares issued; 7,003,599, shares outstanding at March 31, 2023 and December 31, 2022	351,200	351,200
Additional paid-in capital	33,503,400	32,900,800
Accumulated other comprehensive gain (loss)	35,500	(8,400)
Accumulated deficit	(20,769,100)	(18,398,600)
	13,121,000	14,845,000
Less common stock held in treasury at cost, 19,802 shares	52,400	52,400
Total shareholders’ equity	13,068,600	14,792,600

Total liabilities and shareholders’ equity	$16,364,000	$18,069,200

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$2,805,400	$2,864,900

Cost of revenues	1,467,400	1,318,300

Gross profit	1,338,000	1,546,600

Operating expenses:
General and administrative	1,569,300	1,610,400
Selling	1,444,800	1,054,000
Research and development	791,500	624,500

Total operating expenses	3,805,600	3,288,900

Loss from operations	(2,467,600)	(1,742,300)

Other income (expense):
Other income (expense), net	86,300	(102,700)
Interest income	9,400	400
Total other income (expense), net	95,700	(102,300)

Loss from continuing operations before income tax benefit	(2,371,900)	(1,844,600)

Income tax benefit, current	-	(95,100)
Income tax benefit, deferred	-	(222,100)
Total Income tax benefit	-	(317,200)

Loss from continuing operations	(2,371,900)	(1,527,400)

Discontinued operations

Gain (loss) from discontinued operations, net of tax	1,400	(7,600)

Net loss	$(2,370,500)	$(1,535,000)

Comprehensive gain (loss):
Unrealized holding gain (loss) on investment securities, net of tax	3,700	(4,700)
Foreign currency translation gain (loss)	40,200	(194,500)
Comprehensive gain (loss)	43,900	(199,200)

Total comprehensive loss	$(2,326,600)	$(1,734,200)

Basic and Diluted loss per common share

Continuing operations	$(0.34)	$(0.23)
Discontinued operations	$0.00	$0.00
Consolidated operations	$(0.34)	$(0.23)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2022	7,023,401	$351,200	$32,900,800	($8,400)	($18,398,600)	19,802	$52,400	$14,792,600

Net loss	-	-	-	-	(2,370,500)	-	-	(2,370,500)

Foreign currency translation adjustment	-	-	-	40,200	-	-	-	40,200

Unrealized holding gain on investment securities, net of tax	-	-	-	3,700	-	-	-	3,700

Stock-based compensation	-	-	602,600	-	-	-	-	602,600

Balance March 31, 2023	7,023,401	$351,200	$33,503,400	35,500	$(20,769,100)	19,802	$52,400	$13,068,600

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity

Balance December 31, 2021	6,477,945	$324,000	$27,879,900	$94,400	($2,756,400)	19,802	$52,400	$25,489,500

Net loss	-	-	-	-	(1,535,000)	-	-	(1,535,000)

Issuance of Common Stock and Warrants, net of issuance costs	545,456	27,200	2,700,000	-	-	-	-	2,727,200

Foreign currency translation adjustment	-	-	-	(194,500)	-	-	-	(194,500)

Unrealized holding loss on investment securities, net of tax	-	-	-	(4,700)	-	-	-	(4,700)

Stock-based compensation	-	-	653,700	-	-	-	-	653,700

Balance, March 31, 2022	7,023,401	$351,200	$31,233,600	($104,800)	$(4,291,400)	19,802	$52,400	$27,136,200

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(2,370,500)	$(1,535,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187,900	254,500
Stock-based compensation	602,600	653,700
Change in fair value of contingent consideration	-	17,500
Loss on sale of investment securities	69,200	15,100
Unrealized holding (gain) loss on investment securities	(112,800)	70,200
Deferred income taxes	-	(222,100)
Changes in operating assets and liabilities:
Trade accounts receivable	143,200	(278,600)
Inventories	(338,600)	(746,000)
Prepaid and other current assets	(27,100)	102,000
Income tax receivable	-	(95,100)
Other assets	-	115,300
Carrying value of right of use assets	75,500	(781,700)
Accounts payable	71,000	128,800
Accrued expenses	151,900	11,200
Contract liabilities	(119,500)	796,100
Other long term liabilities	-	10,900
Lease liabilities	(77,500)	-
Total changes in operating assets and liabilities	(121,100)	(737,100)

Net cash used in operating activities	(1,744,700)	(1,483,200)

Investing activities:
Purchase of investment securities	(791,800)	(1,421,500)
Redemption of investment securities	1,731,300	434,200
Capital expenditures	(45,800)	(174,000)
Purchase of other intangible assets	-	(500)

Net cash provided by (used) in investing activities	893,700	(1,161,800)

Financing activities:
Proceeds from issuance of common stock	-	3,000,000
Issuance costs of common stock and warrants	-	(272,800)
Bank overdraft	-	(117,700)

Net cash provided by financing activities	-	2,609,500

Effect of changes in foreign currency exchange rates on cash and cash equivalents	3,300	(193,500)

Net decrease in cash and cash equivalents	(847,700)	(229,000)
Cash and cash equivalents, beginning of period	1,927,100	4,297,000
Cash and cash equivalents, end of period	$1,079,400	$4,068,000

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment and bioprocessing products. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory and pharmacy equipment. Additionally, the Company has a location in Baesweiller, Germany, where it designs and produces a variety of bioprocessing products, and administrative facilities in Orangeburg, New York and Pittsburgh, Pennsylvania related to sales and marketing. The products, which are sold to customers worldwide, include mixers, shakers, stirrers, refrigerated incubators, pharmacy balances and scales, force gauges, bioprocessing sensors and analytical tools. The Company also sublicensed certain patents and technology under a license agreement which expired in August 2021 and received royalty fees from the sublicense.

The accompanying (a) condensed balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-KT for the six months transition period of July 1, 2022 through December 31, 2022. The results for the three months ended March 31, 2023 are not necessarily an indication of the results for the full fiscal year ending December 31, 2023.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary, Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary (discontinued operation as of November 30, 2020), and Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation and wholly-owned subsidiary, which holds 100% of the outstanding stock of Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation, since its acquisition on April 29, 2021, (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain balances from fiscal 2022 have been reclassified to conform to the current year presentation.

Derivative Instruments

The Company may enter into derivative transactions to hedge its exposures to foreign exchange risk associated with Euro foreign currency denominated assets and liabilities and other Euro foreign currency transactions. On January 9, 2023, the Company entered into a 90 day foreign currency forward contract, with a notional amount of $1,082,500, to manage the foreign exchange risk associated with a portion of the Company’s Euro foreign currency denominated assets and liabilities and other Euro foreign currency transactions. The Company is required to record these derivatives in the balance sheet at fair value. In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in the statement of operations.

 Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments, which replaces the “incurred loss” model for recognizing credit losses with a forward-looking “expected loss” model that generally will result in the earlier recognition of credit losses. The measurement of current expected credit losses, or “CECL”, is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount. ASU No. 2016-13 is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures.

Allowance for Credit Losses – Accounts Receivable

The allowance for credit losses required under ASC 326 is a valuation account that is deducted from the accounts receivables’ amortized cost basis on the Company’s condensed consolidated balance sheets. Our accounts receivables are generated from the sales revenue derived from the Company’s Benchtop Laboratory Equipment and Bioprocessing segments. The Company elected to estimate expected losses using an analytical model based on methods that utilize the accounts receivable aging schedule. This analytical model incorporates historical loss activity, geographic location, customer-specific information, collection terms and customer amounts. The Company evaluates the estimated allowance on an aggregate basis as each individual account receivable shares similar risk characteristics. Upon adoption of ASC 326 using the modified retrospective transition method and as of March 31, 2023, the Company determined that the allowance for credit losses, if any, is immaterial as of adoption date and the Company will continue to evaluate the accounts receivable portfolio on an on-going basis.

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for held to maturity debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Upon adoption of ASC 326, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of March 31, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

3. Fair Value of Financial Instruments

The Company follows ASC - Accounting Standards Codification (“ASC 820”), Fair Value Measurement, which has defined the fair value of financial instruments as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,079,400	$-	$-	$1,079,400
Investment securities	3,241,900	137,100	-	3,379,000

Total	$4,321,300	$137,100	$-	$4,458,400

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,927,100	$-	$-	$1,927,100
Investment securities	4,035,500	236,600	-	4,272,100

Total	$5,962,600	$236,600	$-	$6,199,200

The Company reviews the available-for-sale debt securities (“AFS”) for declines in fair value below the amortized cost basis under the credit loss model of ASC 326. Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of March 31, 2023 and December 31, 2022, the allowance for credit losses related to available-for sale debt securities was zero.

Investments in marketable securities by security type as of March 31, 2023 and December 31, 2022 consisted of the following:

As of March 31, 2023:	Cost	Fair Value	Unrealized Holding Gain

Equity securities	$118,100	$168,600	$50,500
Mutual funds	3,040,800	3,069,800	29,000
Debt securities	135,000	137,100	2,100
Derivative asset - Foreign currency forward contract	-	3,500	3,500
Total	$3,293,900	3,379,000	$85,100

As of December 31, 2022:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$118,900	$154,600	$35,700
Mutual funds	4,063,100	3,880,900	(182,200)
Debt securities	235,400	236,600	1,200
Total	$4,417,400	$4,272,100	$(145,300)

Foreign currency forward contract

On January 9, 2023, the Company entered into a 90 day foreign currency forward contract, with a notional amount of $1,082,500, to manage the foreign exchange risk associated with a portion of its Euro foreign currency denominated assets and liabilities and other Euro foreign currency transactions. Although the Company believes the hedge position accomplish an economic hedge against the Company’s future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific expense being hedged. The Company is using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our statement of operations. The immediate recognition of hedging gains and losses can cause net income/loss to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments.

4. Inventories

	As of March 31,	As of December 31,
	2023	2022
Raw materials	$3,790,100	$3,703,900
Work-in-process	149,300	66,700
Finished goods	1,874,100	1,695,000
Total Inventories	$5,813,500	$5,465,600

Inventories - Current Asset	$5,193,400	$4,859,600
Inventories - Noncurrent Asset	620,100	606,000

5. Goodwill and Finite Lived Intangible Assets

Goodwill amounted to $115,300 as of March 31, 2023 and December 31, 2022, all of which is expected to be deductible for tax purposes.

Finite lived intangible assets consist of the following:

As of March 31, 2023:	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$759,000	$457,800
Trade names	3-6 yrs.	592,300	284,900	307,400
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	172,900	199,300
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	650,900	409,600
Patents	5-7 yrs.	595,800	336,900	258,900
		$4,341,600	$2,708,600	$1,633,000

			Accumulated
As of December 31, 2022	Useful Lives	Cost	Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$721,700	$495,100
Trade names	3-6 yrs.	592,300	266,000	326,300
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	163,800	208,400
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	602,000	458,500
Patents	5-7 yrs.	595,800	321,100	274,700
		$4,341,600	$2,578,600	$1,763,000

Total amortization expense was $130,000 and $134,600 for the three months ended March 31, 2023 and 2022, respectively.

Estimated future fiscal year amortization expense of intangible assets as of March 31, 2023 is as follows:

As of March 31, 2023	Amount
Remainder of fiscal year ending 2023	$386,600
2024	506,100
2025	371,500
2026	193,800
2027	92,600
Thereafter	82,400
Total	$1,633,000

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of March 31, 2023 and December 31, 2022, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Leases

The Company’s approximate future minimum rental payments under all operating leases as of March 31, 2023 were as follows:

As of March 31, 2023:	Amount
Remainder of fiscal year ending 2023	$247,700
2024	289,900
2025	267,800
2026	266,600
2027	274,500
Thereafter	200,900
Total future minimum payments	$1,547,400
Less: Imputed interest	(190,700)
Total Present Value of Operating Lease Liabilities	$1,356,700

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

	For the three months ended March 31,
	2023	2022

Weighted average number of common shares outstanding	7,003,599	6,633,901
Effect of dilutive securities:	-	-
Weighted average number of dilutive common shares outstanding	7,003,599	6,633,901

Basic and diluted loss per common share:
Continuing operations	$(0.34)	$(0.23)
Discontinued operations	-	-
Consolidated operations	$(0.34)	$(0.23)

Approximately 22,368 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended March 31, 2023.

Approximately 30,032 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended March 31, 2022.

8. Related Parties

Consulting Agreements

During the three months ended March 31, 2023 and 2022, respectively, the Company paid $0 and $61,463, respectively, to Mr. Reinhard Vogt, a former Director of the Company, and his affiliate which provided consulting services. The Company’s consulting agreement with Mr. Reinhard Vogt and his affiliate was terminated on April 1, 2022.

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

Segment information is reported as follows.

Three Months Ended March 31, 2023:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,582,200	$223,200	$-	$2,805,400

Foreign Sales	856,600	95,900		952,500

Income (Loss) From Operations	266,200	(2,072,500)	(661,300)	(2,467,600)

Assets	7,810,900	5,174,100	3,379,000	16,364,000

Long-Lived Asset Expenditures	8,200	37,600	-	45,800

Depreciation and Amortization	23,300	164,600	-	187,900

Three Months Ended March 31, 2022:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,434,600	$430,300	$-	$2,864,900

Foreign Sales	783,600	269,700		1,053,300

Income (Loss) From Operations	247,300	(1,651,700)	(337,900)	(1,742,300)

Assets	10,231,100	10,024,261	10,271,439	30,526,800

Long-Lived Asset Expenditures	16,500	158,000	-	174,500

Depreciation and Amortization	24,600	229,900	-	254,500

For the three months ended March 31, 2023 one customer accounted for approximately 10% or more of the Company’s total revenue. For the three months ended March 31, 2022 no individual customer accounted for 10% or more of the Company’s total revenue.

A reconciliation of the Company’s consolidated segment income (loss) from operations to consolidated loss from operations before income taxes and net loss for the three months ended March 31, 2023 and 2022, respectively are as follows:

For the three months ended March 31, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$266,200	$(2,072,500)	$(661,300)	$(2,467,600)

Other income (expense), net	(1,800)	11,000	77,100	86,300
Interest income	-	-	9,400	9,400
Total other (expense) income, net	(1,800)	11,000	86,500	95,700

Income (Loss) from operations before discontinued operations and income taxes	$264,400	$(2,061,500)	$(574,800)	$(2,371,900)

For the three months ended March 31, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$247,300	$(1,651,700)	$(337,900)	$(1,742,300)

Other (expense) income, net	1,300	(18,400)	(85,600)	(102,700)
Interest income	-	-	400	400
Total other (expense) income, net	1,300	(18,400)	(85,200)	(102,300)

Income (Loss) from operations before discontinued operations and income taxes	$248,600	$(1,670,100)	$(423,100)	$(1,844,600)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-KT for the six month transition period beginning July 1,2022 and ended December 31, 2022, filed on April 17, 2023. Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking statements. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Throughout this Quarterly Report on Form 10-Q, the terms the “Company,” ”Scientific,” “we,” “our” or “us,” refer to Scientific Industries, Inc. and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

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

Results of Operations.

The Company’s results reflect those of the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations. The Company realized a loss from continuing operations before income tax benefit of $2,371,900 for the three months ended March 31, 2023 compared to a $1,844,600 loss before income tax benefit for the three months ended March 31, 2022, mainly due to the decreased royalty revenue and increased operating expenses of its Bioprocessing Systems Operations, and increased Corporate expenses, compared to the prior year same quarter.

Revenue

Net revenues for the three months ended March 31, 2023 decreased $59,500 (2.1%) to $2,805,400 from $2,864,900 for the three months ended March 31, 2022, driven primarily by lower revenues of Bioprocessing Systems Operations of $207,100, due to the absence of royalty revenue in the current year period, partially offset by an increase of $147,600 in revenues of the Benchtop Laboratory Equipment Operations driven by increased sales of Torbal digital scales. Sales of Torbal brand products amounted to approximately $865,500 for the three months ended March 31, 2023 compared to $580,100 in the prior year same quarter.

Gross profit

The gross profit percentage for the three months ended March 31, 2023 and 2022, was 47.7% and 54%, respectively. The 6.3% decrease is due primarily to lower gross margin percentage for the Bioprocessing Systems Operations resulting from the absence of royalty revenue in the current year period, and to a lower extent, increases in material, labor and overhead in the Benchtop Laboratory Equipment Operations.

General and administrative

General and administrative expenses for the three months ended March 31, 2023 and 2022, were $1,569,300 and $1,610,400, respectively. The decrease of $41,100 (2.5%) is due primarily to the consolidation of operations in the Bioprocessing Systems Operations within the Pittsburgh, Pennsylvania and Baesweiller, Germany facilities.

Selling

Selling expenses for the three months ended March 31, 2023 and 2022, were $1,444,800 and $1,054,000, respectively. The increase of $390,800 (37.1%) is due primarily to the increased direct hire of sales and marketing employees in the Bioprocessing Systems Operations compared to prior period and increase in online marketing expenditures in the Benchtop Laboratory Equipment Operations as compared to prior period.

Research and development

Research and development expenses for the three months ended March 31, 2023, and 2022, were $791,500 and $624,500, respectively. The increase of $167,000 (26.7%) is, due primarily to the increased direct hire of research and development employees in the Bioprocessing Systems Operations and increased research and development expenditures related to the VIVID automated pill counter in the Benchtop Laboratory Equipment Operations as compared to prior period.

Other income (expense), net

Other income (expense), net, for the three months ended March 31, 2023 and 2022, were $95,700 and ($102,300), respectively. The increase is due primarily to the increased unrealized gain and interest income on investment securities, partially offset by the decrease in realized loss on investment securities during the current quarter period.

Income tax

Income tax benefit for the three months ended March 31, 2023, and 2022, was $0 and $317,200, respectively. The income tax expense for the three month period ended March 31, 2023 includes a $1,032,000 income tax benefit which was offset against a full valuation allowance of $1,032,000 to the change of net deferred tax assets due to the uncertainty that the net deferred tax assets will not be fully realized in the future.

Liquidity and Capital Resources.

Our primary sources of liquidity are existing cash and cash equivalents, and cash generated from operating activities of the Benchtop Laboratory Equipment Operations. We assess our liquidity in terms of our ability to generate cash to fund our short and long-term cash requirements. We believe that our operating cash flows derived primarily from the Benchtop Laboratory Equipment Operations, our cash and investments on hand, and the availability of our line of credit, are sufficient to fund our cash requirements for the next 12 months. In the event that the Company’s business plan changes or its cash requirements are greater than anticipated, the Company may seek additional funding to finance future cash requirements. However, there can be no assurance that such financing will be available to us should the Company need it or, if available, that the terms will be satisfactory to the Company and not dilutive to existing shareholders.

The following table discloses our cash flows for the periods presented:

	For the three months ended March 31,
	2023	2022
Net cash used in operating activities	$(1,744,700)	$(1,483,200)
Net cash provided by (used) in investing activities	893,700	(1,161,800)
Net cash provided by financing activities	-	2,609,500
Effect of changes in foreign currency exchange rates	3,300	(193,500)
Decrease in cash and cash equivalents	$(847,700)	$(229,000)

Net cash used in operating activities was $1,744,700 for the three months ended March 31, 2023 compared to $1,483,200 for the three months ended March 31, 2022. The net increase of $261,500 is primarily due to the increased operational costs from the Bioprocessing Systems operations and Corporate overhead operations in the current period.

Net cash provided by investing activities was $893,700 for the three months ended March 31, 2023 compared to ($1,161,800) used in the three months ended March 31, 2022. The net increase of $2,055,500 is primarily due to the increase in net redemption of investments, partially offset by the decrease in purchase of investment securities, in the current quarter period compared to prior quarter period.

Net cash provided by financing activities was $0 for the three months ended March 31, 2023 compared to $2,609,500 for the three months ended March 31, 2022. The net decrease of $2,609,500 is primarily due to issuance of common stock in the prior quarter period compared to the current quarter period.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. “Note 2-Summary of significant accounting policies” to the Consolidated Financial Statements in our Annual Report on Form 10-KT for the six months transition period of July 1, 2022 through December 31, 2022 (“2022 Form 10-KT”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates are identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Form 10-KT. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements, and actual results could differ from our assumptions and estimates, and such differences could be material.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, however our Chief Executive Officer and our Chief Financial Officer determined that the Company's internal controls over financial reporting were not effective due to the material weakness identified as it pertains to the recording of impairment to the Company’s goodwill intangible assets and income tax provision and related valuation allowance against the net, deferred tax assets. Notwithstanding the identified material weakness, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weakness

As previously disclosed in Part I, Item 9A of our 2022 Annual Report, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2022 due to a material weakness. The material weakness relates to not having adequate controls over the recording of impairment to the Company’s goodwill intangible assets and income tax provision and related valuation allowance against the net, deferred tax assets. Our management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. As previously disclosed, our remediation plan includes, but is not limited to, that we will develop additional procedures and evaluations with respect to the selection and usage of subject matter experts in regard to experience and qualifications. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiency that has led to the material weakness we have identified and strengthen our internal controls over financial reporting. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIFIC INDUSTRIES, INC.(Registrant)

Date: May 15, 2023	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: May 15, 2023	By:	/s/ Reginald Averilla
Reginald Averilla
Chief Financial Officer

