Form 10-Q
period 2023-06-30
SCIENTIFIC INDUSTRIES INC
filed 2023-08-14
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of August 11, 2023 is 7,003,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$644,500	$1,927,100
Investment securities	1,844,100	4,272,100
Trade accounts receivable, less allowance for doubtful accounts of $33,600 at June 30, 2023 and December 31, 2022	1,087,500	1,312,900
Inventories	5,288,400	4,859,600
Income tax receivable	52,700	161,400
Prepaid expenses and other current assets	537,300	456,800
Total current assets	9,454,500	12,989,900

Property and equipment, net	1,168,400	1,163,200
Goodwill	115,300	115,300
Other intangible assets, net	1,505,200	1,763,000
Inventories	659,500	606,000
Operating lease right-of-use assets	1,238,800	1,373,600
Other assets	58,200	58,200
Total assets	$14,199,900	$18,069,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$640,800	$887,300
Accrued expenses	926,200	821,800
Contract liabilities	8,300	134,400
Lease liabilities, current portion	138,600	276,900
Total current liabilities	1,713,900	2,120,400

Lease liabilities, less current portion	1,156,900	1,156,200
Total liabilities	2,870,800	3,276,600

Shareholders’ equity:
Common stock, $0.05 par value; 20,000,000 shares authorized; 7,003,599,shares issued and outstanding at June 30, 2023 and 7,023,401 shares issued and 7,003,599 shares outstanding at December 31, 2022	350,200	351,200
Additional paid-in capital	34,036,700	32,900,800
Accumulated comprehensive income (loss)	3,300	(8,400)
Accumulated deficit	(23,061,100)	(18,398,600)
	11,329,100	14,845,000
Less common stock held in treasury at cost, 0 shares at June 30, 2023 and 19,802 shares at December 31, 2022	-	52,400
Total shareholders’ equity	11,329,100	14,792,600

Total liabilities and shareholders’ equity	$14,199,900	$18,069,200

 See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended, June 30		Six Months Ended, June 30
	2023	2022	2023	2022

Revenues	$2,982,500	$2,777,000	$5,787,900	$5,641,900

Cost of revenues	1,632,500	1,509,200	3,099,900	2,827,500

Gross profit	1,350,000	1,267,800	2,688,000	2,814,400

Operating expenses:
General and administrative	1,299,900	1,374,300	2,869,200	2,984,700
Selling	1,591,800	1,314,000	3,036,600	2,368,000
Research and development	684,500	732,000	1,476,000	1,356,500
Impairment of goodwill and intangible asset	-	4,280,100	-	4,280,100

Total operating expenses	3,576,200	7,700,400	7,381,800	10,989,300

Loss from operations	(2,226,200)	(6,432,600)	(4,693,800)	(8,174,900)

Other income (expense), net	4,100	(178,400)	90,400	(281,100)
Interest income	37,000	27,500	46,400	27,900
Total other income (expense), net	41,100	(150,900)	136,800	(253,200)

Loss from continuing operations before income tax expense	(2,185,100)	(6,583,500)	(4,557,000)	(8,428,100)

Income tax expense(benefit), current	108,800	(4,100)	108,800	(99,200)
Income tax expense, deferred	-	3,449,400	-	3,227,300
Total Income tax expense	108,800	3,445,300	108,800	3,128,100

Loss from continuing operations	(2,293,900)	(10,028,800)	(4,665,800)	(11,556,200)

Discontinued operations:

Gain (loss) from discontinued operations, net of tax	1,900	1,000	3,300	(6,600)

Net loss	(2,292,000)	(10,027,800)	(4,662,500)	(11,562,800)

Comprehensive gain (loss):
Unrealized holding (loss) gain on investment securities, net of tax	(2,100)	(5,100)	1,600	(9,800)
Foreign currency translation adjustment	(30,100)	4,300	10,100	(190,200)
Comprehensive (loss) gain	(32,200)	(800)	11,700	(200,000)

Total comprehensive loss	(2,324,200)	(10,028,600)	(4,650,800)	(11,762,800)

Basic and diluted loss per common share:

Continuing operations	$(0.33)	$(1.43)	$(0.67)	$(1.69)
Discontinued operations	-	-	-	-
Consolidated operations	$(0.33)	$(1.43)	$(0.67)	$(1.69)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity

Balance December 31, 2022	7,023,401	$351,200	$32,900,800	($8,400)	($18,398,600)	19,802	$52,400	$14,792,600

Net loss	-	-	-	-	(2,370,500)	-	-	(2,370,500)

Foreign currency translation adjustment	-	-	-	40,200	-	-	-	40,200

Unrealized holding gain on investment securities, net of tax	-	-	-	3,700	-	-	-	3,700
								-
Stock-based compensation	-	-	602,600	-	-	-	-	602,600

Balance March 31, 2023	7,023,401	$351,200	$33,503,400	$35,500	($20,769,100)	19,802	$52,400	$13,068,600

Net loss	-	-	-	-	(2,292,000)	-	-	(2,292,000)

Foreign currency translation adjustment	-	-	-	(30,100)	-	-	-	(30,100)

Unrealized holding loss on investment securities, net of tax	-	-	-	(2,100)	-	-	-	(2,100)

Retirement of treasury stock	-	(1,000)	(51,400)	-	-	(19,802)	(52,400)	-
								-
Stock-based compensation	-	-	584,700	-	-	-	-	584,700

Balance June 30, 2023	7,023,401	$350,200	$34,036,700	$3,300	($23,061,100)	-	$0	$11,329,100

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity

Balance December 31, 2021	6,477,945	$324,000	$27,879,900	$94,400	($2,756,400)	19,802	$52,400	$25,489,500

Net loss	-	-	-	-	(1,535,000)	-	-	(1,535,000)

Issuance of Common Stock and Warrants, net of issuance costs	545,456	27,200	2,700,000		-	-	-	2,727,200

Foreign currency translation adjustment	-	-	-	(194,500)	-	-	-	(194,500)

Unrealized holding loss on investment securities, net of tax	-	-	-	(4,700)	-	-	-	(4,700)

Stock-based compensation	-	-	653,700	-	-	-	-	653,700

Balance, March 31, 2022	7,023,401	$351,200	$31,233,600	($104,800)	($4,291,400)	19,802	$52,400	$27,136,200

Net loss (as restated)	-	-	-	-	(10,027,800)	-	-	(10,027,800)

Foreign currency translation adjustment	-	-	-	4,300	-	-	-	4,300

Unrealized holding loss on investment securities, net of tax	-	-	-	(5,100)	-	-	-	(5,100)

Stock-based compensation	-	-	430,500	-	-	-	-	430,500

Balance, June 30, 2022 (as restated)	7,023,401	$351,200	$31,664,100	($105,600)	($14,319,200)	19,802	$52,400	$17,538,100

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022

Operating activities:
Net loss	(4,662,500)	(11,562,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378,500	360,900
Stock-based compensation	1,187,300	1,084,200
Change in fair value of contingent consideration	-	17,500
Loss on sale of investments	105,000	36,700
Unrealized holding (gain) loss on investments	(155,100)	201,100
Deferred income taxes	-	3,223,300
Impairment of goodwill and intangible asset	-	4,280,100
Changes in operating assets and liabilities:
Trade accounts receivable	188,200	(156,600)
Inventories	(471,600)	(1,081,300)
Prepaid and other current assets	(77,100)	21,900
Income tax receivable	108,800	(95,100)
Other assets	-	100
Carrying value of right of use assets	136,000	(808,600)
Accounts payable	(270,100)	170,300
Accrued expenses	137,900	212,200
Contract liabilities	(126,100)	29,000
Other long term liabilities	-	-
Lease liabilities	(138,900)	807,900
Total adjustments	(512,900)	(900,200)

Net cash used in operating activities	(3,659,700)	(3,259,200)

Investing activities:
Purchase of investment securities	(941,500)	(1,633,300)
Redemption of investment securities	3,420,300	1,865,500
Capital expenditures	(106,200)	(594,200)
Purchase of other intangible assets	-	(500)

Net cash provided by (used in) investing activities	2,372,600	(362,500)

Financing activities:
Proceeds from issuance of common stock		3,000,000
Issuance costs of common stock and warrants		(272,800)
Payments of contingent consideration		(98,800)
Bank overdraft	-	(158,300)

Net cash provided by financing activities	-	2,470,100

Effect of changes in foreign currency exchange rates	4,500	(174,300)
	-
Net decrease in cash and cash equivalents	(1,282,600)	(1,325,900)
Cash and cash equivalents, beginning of period	1,927,100	4,297,000
Cash and cash equivalents, end of period	$644,500	$2,971,100

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$-
Noncash financing activities:
Record right-of-use assets	$-	$69,600
Record lease liabilities	$-	$69,100

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

The accompanying (a) condensed balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-KT for the six months transition period of July 1, 2022 through December 31, 2022. The results for the three and six months ended June 30, 2023 are not necessarily an indication of the results for the full fiscal year ending December 31, 2023.

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

Liquidity and Going concern considerations

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flows generated internally by the Company will be adequate to fund its overhead and other cash requirements over the next twelve months. These reasons raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are to be filed.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is in plans to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Restatement Background

On April 12, 2023, the management of Scientific Industries, Inc. (the "Company"), together with the Company's Board of Directors, acting collective as the Audit Committee (the "Audit Committee") reached a determination that the Company’s consolidated audited financial statements as of and for the fiscal year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and the Company’s consolidated unaudited financial statements as of and for the quarter period ended September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC, collectively the “Non-Reliance Periods”, should no longer be relied upon because of material misstatements contained in those consolidated financial statements. The Company’s management and the Audit Committee discussed the matters with Macias Gini & O'Connell LLP (“MGO”), the Company’s independent registered public accounting firm, and determined to restate its consolidated audited financial statements for the Non-Reliance Periods. During the preparation of its audited financial statements for the six-month transition period from July 1, 2022 to December 31, 2022, the Company identified an error in the assessment of a full valuation allowance against the consolidated net deferred tax asset and in addition, the Company identified an error in the use of future projections and weighted average cost of capital used in the annual goodwill impairment testing of the Company’s Bioprocessing Systems segment. Upon further analysis of the errors, the Company determined that it should have allocated a full valuation allowance to the consolidated net deferred tax asset and applied a goodwill impairment charge to the Bioprocessing Systems reporting unit in the fiscal year ended June 30, 2022, as restated in the Company’s Transition Report for the six-month transition period from July 1, 2022 to December 31, 2022, filed on Form 10-KT with the SEC.

The Company has restated certain information within this Quarterly Report on Form 10-Q, relevant to the unaudited interim financial information as of June 30, 2022.

Derivative Instruments

The Company may enter into derivative transactions to hedge its exposures to foreign exchange risk associated with Euro foreign currency denominated assets and liabilities and other Euro foreign currency transactions. On January 9, 2023, the Company entered into a 90 day foreign currency forward contract with a settled date on April 11, 2023, for a notional amount of $1,082,500. On April 4, 2023, the Company entered into a 90 day foreign currency forward contract for a notional amount of $1,097,300.  The foreign currency forward contracts are used to manage the foreign exchange risk associated with a portion of the Company’s Euro foreign currency denominated assets and liabilities and other Euro foreign currency transactions. The Company is required to record these derivatives in the balance sheet at fair value. In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in the statement of operations.

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

Allowance for Credit Losses – Accounts Receivable

The allowance for credit losses required under ASC 326 is a valuation account that is deducted from the accounts receivables’ amortized cost basis on the Company’s condensed consolidated balance sheets. Our accounts receivables are generated from the sales revenue derived from the Company’s Benchtop Laboratory Equipment and Bioprocessing segments. The Company elected to estimate expected losses using an analytical model based on methods that utilize the accounts receivable aging schedule. This analytical model incorporates historical loss activity, geographic location, customer-specific information, collection terms and customer amounts. The Company evaluates the estimated allowance on an aggregate basis as each individual account receivable shares similar risk characteristics. Upon adoption of ASC 326 using the modified retrospective transition method and as of June 30, 2023, the Company determined that the allowance for credit losses, if any, is immaterial as of adoption date and the Company will continue to evaluate the accounts receivable portfolio on an on-going basis.

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for held to maturity debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Upon adoption of ASC 326, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of June 30, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$644,500	$-	$-	$644,500
Investment securities	1,844,100	-	-	1,844,100

Total	$2,488,600	$-	$-	$2,488,600

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,927,100	$-	$-	$1,927,100
Investment securities	4,035,500	236,600	-	4,272,100

Total	$5,962,600	$236,600	$-	$6,199,200

The Company reviews the available-for-sale debt securities (“AFS”) for declines in fair value below the amortized cost basis under the credit loss model of ASC 326. Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of June 30, 2023 and December 31, 2022, the allowance for credit losses related to available-for sale debt securities was zero.

Investments in marketable securities by security type as of June 30, 2023 and December 31, 2022 consisted of the following:

As of June 30, 2023:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$158,500	$160,500	$2,000
Mutual funds	1,557,100	1,689,500	132,400
Derivative asset - Foreign currency forward contract	-	(5,900)	(5,900)
Total	$1,715,600	1,844,100	$128,500

As of December 31, 2022:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$118,900	$154,600	$35,700
Mutual funds	4,063,100	3,880,900	(182,200)
Debt securities	235,400	236,600	1,200
Total	$4,417,400	$4,272,100	$(145,300)

Foreign currency forward contract

On January 9, 2023, the Company entered into a 90 day foreign currency forward contract which settled on April 11, 2023, for a notional amount of $1,082,500. On April 4, 2023, the Company entered into a 90 day foreign currency forward contract for a notional amount of $1,090,300.  The foreign currency forward contract are used to manage the foreign exchange risk associated with a portion of its Euro foreign currency denominated assets and liabilities and other Euro foreign currency transactions. Although the Company believes the hedge position accomplish an economic hedge against the Company’s future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific expense being hedged. The Company is using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our statement of operations. The immediate recognition of hedging gains and losses can cause net income/loss to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments.

4. Inventories

	As of June 30,	As of December 31,
	2023	2022
Raw materials	$3,804,400	$3,703,900
Work-in-process	94,900	66,700
Finished goods	2,048,600	1,695,000
Total Inventories	$5,947,900	$5,465,600

Inventories - Current Asset	$5,288,400	$4,859,600
Inventories - Noncurrent Asset	659,500	606,000

5. Goodwill and Finite Lived Intangible Assets

Goodwill amounted to $115,300 as of June 30, 2023 and December 31, 2022, all of which is expected to be deductible for tax purposes.

Finite lived intangible assets consist of the following:

As of June 30, 2023:	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$796,400	$420,400
Trade names	3-6 yrs.	592,300	303,800	288,500
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	179,800	192,400
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	699,800	360,700
Patents	5-7 yrs.	595,800	352,600	243,200
		$4,341,600	$2,836,400	$1,505,200

			Accumulated
As of December 31, 2022	Useful Lives	Cost	Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$721,700	$495,100
Trade names	3-6 yrs.	592,300	266,000	326,300
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	163,800	208,400
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	602,000	458,500
Patents	5-7 yrs.	595,800	321,100	274,700
		$4,341,600	$2,578,600	$1,763,000

Total amortization expense was $127,800 and $134,400 for the three months ended June 30, 2023 and 2022, respectively.

Total amortization expense was $257,800 and $269,000 for the six months ended June 30, 2023 and 2022, respectively.

Estimated future fiscal year amortization expense of intangible assets as of June 30, 2023 is as follows:

As of June 30, 2023	Amount
Remainder of fiscal year ending 2023	$258,800
2024	506,100
2025	371,500
2026	193,800
2027	92,600
Thereafter	82,400
Total	$1,505,200

6. Commitment and Contingencies

Legal Matters

The Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of June 30, 2023 and December 31, 2022, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Leases

The Company’s approximate future minimum rental payments under all operating leases as of June 30, 2023 were as follows:

As of June 30, 2023:	Amount
Remainder of fiscal year ending 2023	$161,800
2024	296,900
2025	269,600
2026	266,600
2027	274,600
Thereafter	201,000
Total future minimum payments	$1,470,500
Less: Imputed interest	(175,000)
Total Present Value of Operating Lease Liabilities	$1,295,500

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

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Weighted average number of common shares outstanding	7,003,599	7,003,599	7,003,599	6,819,771
Effect of dilutive securities:	-	-	-	-
Weighted average number of dilutive common shares outstanding	7,003,599	7,003,599	7,003,599	6,819,771

Basic and diluted loss per common share:
Continuing operations	$(0.33)	$(1.43)	$(0.67)	$(1.69)
Discontinued operations	-	-	-	-
Consolidated operations	$(0.33)	$(1.43)	$(0.67)	$(1.69)

Approximately 18,077 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, and 26,740 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended June 30, 2023 and 2022, respectively.

Approximately 20,336 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, and 27,682 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the six months ended June 30, 2023 and 2022, respectively.

8. Related Parties

Consulting Agreements

During the three months ended June 30, 2023 and 2022, respectively, the Company paid $0 and $61,500, respectively, to Mr. Reinhard Vogt, a former Director of the Company, and his affiliate which provided consulting services. During the six months ended June 30, 2023 and 2022, respectively, the Company paid $0 and $120,700, respectively, to Mr. Reinhard Vogt, a former Director of the Company, and his affiliate which provided consulting services. The Company’s consulting agreement with Mr. Reinhard Vogt and his affiliate was terminated on April 1, 2022.

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

Segment information is reported as follows.

Three Months Ended June 30, 2023:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,614,300	$368,200	$-	$2,982,500

Foreign Sales	723,200	139,900	-	863,100

Income (Loss) From Operations	215,400	(1,794,600)	(647,000)	(2,226,200)

Assets	7,023,400	5,332,400	1,844,100	14,199,900

Long-Lived Asset Expenditures	17,000	43,400	-	60,400

Depreciation and Amortization	20,400	170,200	-	190,600

Three Months Ended June 30, 2022:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,515,400	$261,600	$-	$2,777,000

Foreign Sales	887,700	310,200	-	1,197,900

Income (Loss) From Operations	368,800	(6,278,200)	(523,200)	(6,432,600)

Assets	9,538,600	5,077,500	6,391,800	21,007,900

Long-Lived Asset Expenditures	9,400	410,800	-	420,200

Depreciation and Amortization	25,100	81,300	-	106,400

Six Months Ended June 30, 2023:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$5,196,500	$591,400	$-	$5,787,900

Foreign Sales	1,579,800	235,800	-	1,815,600

Income (Loss) From Operations	481,600	(3,867,100)	(1,308,300)	(4,693,800)

Assets	7,023,400	5,332,400	1,844,100	14,199,900

Long-Lived Asset Expenditures	25,200	81,000	-	106,200

Depreciation and Amortization	43,700	334,800	-	378,500

Six Months Ended June 30, 2022:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$4,950,000	$691,900	$-	$5,641,900

Foreign Sales	1,671,300	579,900	-	2,251,200

Income (Loss) From Operations	616,100	(7,929,900)	(861,100)	(8,174,900)

Assets	9,538,600	5,077,500	6,391,800	21,007,900

Long-Lived Asset Expenditures	25,900	568,800	-	594,700

Depreciation and Amortization	49,700	311,200	-	360,900

For the three months ended June 30, 2023 one customer accounted for approximately 10% or more of the Company’s total revenue. For the three months ended June 30, 2022 no individual customer accounted for 10% or more of the Company’s total revenue.

For the six months ended June 30, 2023 and 2022, no individual customer accounted for approximately 10% or more of the Company’s total revenue.

A reconciliation of the Company’s consolidated segment income (loss) from operations to consolidated loss from operations before income taxes and net loss for the three and six months ended June 30, 2023 and 2022, respectively are as follows:

Three months ended June 30, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$215,400	$(1,794,600)	$(647,000)	$(2,226,200)

Other income (expense), net	4,200	100	(200)	4,100
Interest income	-	-	37,000	37,000
Total other (expense) income, net	4,200	100	36,800	41,100

Income (Loss) from operations before discontinued operations and income taxes	$219,600	$(1,794,500)	$(610,200)	$(2,185,100)

Three months ended June 30, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$368,800	$(6,278,200)	$(523,200)	$(6,432,600)

Other (expense) income, net	-	(43,000)	(141,200)	(184,200)
Interest income	-	5,800	27,500	33,300
Total other (expense) income, net	-	(37,200)	(113,700)	(150,900)

Income (Loss) from operations before discontinued operations and income taxes	$368,800	$(6,315,400)	$(636,900)	$(6,583,500)

Six months ended June 30, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$481,600	$(3,867,100)	$(1,308,300)	$(4,693,800)

Other income (expense), net	2,400	11,100	76,900	90,400
Interest income	-	-	46,400	46,400
Total other (expense) income, net	2,400	11,100	123,300	136,800

Income (Loss) from operations before discontinued operations and income taxes	$484,000	$(3,856,000)	$(1,185,000)	$(4,557,000)

Six months ended June 30, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$616,100	$(7,929,900)	$(861,100)	$(8,174,900)

Other (expense) income, net	1,300	(61,400)	(226,800)	(286,900)
Interest income	-	5,800	27,900	33,700
Total other (expense) income, net	1,300	(55,600)	(198,900)	(253,200)

Income (Loss) from operations before discontinued operations and income taxes	$617,400	$(7,985,500)	$(1,090,000)	$(8,428,100)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-KT for the six month transition period beginning July 1, 2022 and ended December 31, 2022, filed on April 17, 2023. Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking statements. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Throughout this Quarterly Report on Form 10-Q, the terms the “Company,” ”Scientific,” “we,” “our” or “us,” refer to Scientific Industries, Inc. and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

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

Results of Operations.

Three months ended June 30, 2023 and 2022

The Company’s results reflect those of the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations. The Company realized a loss from continuing operations before income tax expense of $2,185,100 for the three months ended June 30, 2023 compared to a $6,583,500 loss from continuing operations before income tax expense for the three months ended June 30, 2022. Excluding the prior period goodwill impairment expense of $4,280,100, the Company realized a increase in net revenue and operating expenses in the current period compared to prior period, as discussed below.

Revenues

Net revenues for the three months ended June 30, 2023 increased $205,500 (7.4%) to $2,982,500 from $2,777,000 for the three months ended June 30, 2022, due primarily by higher revenues of Bioprocessing Systems Operations of $106,600 and of the Benchtop Laboratory Equipment Operations of $98,900 due primarily by increased sales of  the Torbal division. Sales of Torbal brand products amounted to approximately $943,000 for the three months ended June 30, 2023 compared to $638,500 in the prior period.

Gross profit

The gross profit percentage for the three months ended June 30, 2023 and 2022, were 45.3% and 45.7%, respectively. The 0.4% decrease is due primarily to increases in material, labor and overhead in the Benchtop Laboratory Equipment Operations.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 and 2022, were $1,299,900 and $1,374,300, respectively. The decrease of $74,400 (5.4%) is due primarily to decreased expenses due to the consolidation of operations in the Bioprocessing Systems Operations of the Pittsburgh, Pennsylvania and Baesweiller, Germany facilities.

Selling expenses

Selling expenses for the three months ended June 30, 2023 and 2022, were $1,591,800 and $1,314,000, respectively. The increase of $277,800 (21.1%) is due primarily to the increased direct hire of sales and marketing employees in the Bioprocessing Systems Operations compared to prior period and to a lesser extent, increased marketing expenditures in the Benchtop Laboratory Equipment Operations as compared to prior period.

Research and development expenses

Research and development expenses for the three months ended June 30, 2023, and 2022, were $684,500 and $732,000, respectively. The decrease of $47,500 (6.5%) is, due to the normalization of hiring research and development employees in the Bioprocessing Systems Operations, partially offset by increased research and development expenditures related to the VIVID automated pill counter in the Benchtop Laboratory Equipment Operations as compared to prior period.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets for the three months ended June 30, 2023 and 2022, were $0 and $4,280,100, respectively.  There was no impairment of goodwill and intangible assets for the three months ended June 2023.  For the three months ended June 30, 2022, the Company recorded a $4,280,100 impairment of goodwill as a result of a goodwill impairment analysis, of which the Company determined the carrying value of the Bioprocessing Systems reporting unit exceeded its fair value and therefore the associated goodwill was impaired.

Other income (expense), net

Other income (expense), net, for the three months ended June 30, 2023 and 2022, were $41,100 and ($150,900), respectively. The increase is due primarily to the increased unrealized gain and interest income on investment securities, partially offset by the decrease in realized loss on investment securities during the current quarter period.

Income tax

Income tax expense for the three months ended June 30, 2023, and 2022, was $108,800 and $3,449,400, respectively. The income tax expense for the three months ended June 30, 2023 of $108,800 is attributable to the finalization of a income tax receivable filing claim. In addition, the Company recorded a $691,600 income tax benefit which was offset against a full valuation allowance of $691,600 to the change of net deferred tax assets due to the uncertainty that the net deferred tax assets will not be fully realized in the future. The income tax expense for the three months ended June 30, 2022 reflects a full valuation allowance against the deferred tax asset of $3,449,400.  In the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Six months ended June 30, 2023 and 2022

The Company’s results reflect those of the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations. The Company realized a loss from continuing operations before income tax benefit of $4,557,000 for the six months ended June 30, 2023 compared to a $8,428,100 loss from continuing operations before income tax expense for the six months ended June 30, 2022. Excluding the prior period goodwill impairment expense of $4,280,100, the Company realized a increase in net revenue and operating expenses in the current period compared to prior period, as discussed below.

Revenue

Net revenues for the six months ended June 30, 2023 increased $146,000 (2.6%) to $5,787,900 from $5,641,900 for the six months ended June 30, 2022, due primarily to an increase of $246,500 in revenues of the Benchtop Laboratory Equipment Operations due primarily by increased sales of Torbal digital scales, partially offset by lower revenues of Bioprocessing Systems Operations of $100,500, due to the absence of royalty revenue in the current period. Sales of Torbal brand products amounted to approximately $1,808,500 for the six months ended June 30, 2023 compared to $1,218,600 in the prior period.

Gross profit

The gross profit percentage for the six months ended June 30, 2023 and 2022, were 46.4% and 49.9%, respectively. The 3.5% decrease is due primarily to lower gross margin percentage for the Bioprocessing Systems Operations resulting from the absence of royalty revenue in the current year period, and to a lower extent, increases in material, labor and overhead in the Benchtop Laboratory Equipment Operations.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 and 2022, were $2,869,200 and $2,984,700, respectively. The decrease of $115,500 (3.9%) is due primarily to decreases expenses resulting from the consolidation of operations in the Bioprocessing Systems Operations of the Pittsburgh, Pennsylvania and Baesweiller, Germany facilities.

Selling expenses

Selling expenses for the six months ended June 30, 2023 and 2022, were $3,036,600 and $2,368,000, respectively. The increase of $668,600 (28.2%) is due primarily to the increased direct hire of sales and marketing employees in the Bioprocessing Systems Operations compared to prior period and increased marketing expenditures in the Benchtop Laboratory Equipment Operations as compared to prior period.

Research and development expenses

Research and development expenses for the six months ended June 30, 2023, and 2022, were $1,476,000 and $1,356,500, respectively. The increase of $119,500 (8.8%) is, due primarily to increased research and development expenditures related to the VIVID automated pill counter in the Benchtop Laboratory Equipment Operations, partially offset by the decreased direct hire of research and development employees in the Bioprocessing Systems Operations and as compared to prior period.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets for the six months ended June 30, 2023 and 2022, were $0 and $4,280,100, respectively.  There was no impairment of goodwill and intangible assets for the six months ended June 2023.  For the six months ended June 30, 2022, the Company recorded a $4,280,100 impairment of goodwill as a result of a goodwill impairment analysis, of which the Company determined the carrying value of the Bioprocessing Systems reporting unit exceeded its fair value and therefore the associated goodwill was impaired.

Other income (expense), net

Other income (expense), net, for the six months ended June 30, 2023 and 2022, were $136,800 and ($253,200), respectively. The increase is due primarily to the increased unrealized gain and interest income on investment securities.

Income tax

Income tax expense for the six months ended June 30, 2023, and 2022, was $108,800 and $3,128,100, respectively. The income tax expense for the six months ended June 30, 2023 of $108,800 is attributable to the finalization of a income tax receivable filing claim. In addition, the Company recorded a $691,600 income tax benefit which was offset against a full valuation allowance of $691,600 to the change of net deferred tax assets due to the uncertainty that the net deferred tax assets will not be fully realized in the future. The income tax expense for the six months ended June 30, 2022 reflects a full valuation allowance against the deferred tax asset of $3,449,400 offset by a income tax benefit, net of $321,300.  In the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Liquidity and Capital Resources.

Our primary sources of liquidity are existing cash and cash equivalents, and cash generated from operating activities of the Benchtop Laboratory Equipment Operations. We assess our liquidity in terms of our ability to generate cash to fund our short and long-term cash requirements. We believe that our operating cash flows derived primarily from the Benchtop Laboratory Equipment Operations, our cash and investments on hand, and the availability of our line of credit, are not sufficient to fund our cash requirements for the next 12 months. The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is in plans to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The following table discloses our cash flows for the periods presented:

	For the six months ended June 30,
	2023	2022
Net cash used in operating activities	$(3,659,700)	$(3,259,200)
Net cash provided by (used) in investing activities	2,372,600	(362,500)
Net cash provided by financing activities	-	2,470,100
Effect of changes in foreign currency exchange rates	4,500	(174,300)
Decrease in cash and cash equivalents	$(1,282,600)	$(1,325,900)

Net cash used in operating activities was $3,659,700 for the six months ended June 30, 2023 compared to $3,259,200 for the six months ended June 30, 2022. The net increase of $400,500 is primarily due to the increased operational costs from the Bioprocessing Systems operations and Corporate overhead operations in the current period.

Net cash provided by investing activities was $2,372,600 for the six months ended June 30, 2023 compared to ($362,500) used in the six months ended June 30, 2022. The net increase of $2,735,100 is primarily due to the increase in net redemption of investments, partially offset by the decrease in purchase of investment securities, in the current period compared to prior period.

Net cash provided by financing activities was $0 for the six months ended June 30, 2023 compared to $2,470,100 for the six months ended June 30, 2022. The net decrease of 2,470,100 is primarily due to issuance of common stock in the prior period compared to the current period.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting were effective and has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIFIC INDUSTRIES, INC.(Registrant)

Date: August 14, 2023	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: August 14, 2023	By:	/s/ Reginald Averilla
Reginald Averilla
Chief Financial Officer

