Form 10-Q
period 2023-09-30
SCIENTIFIC INDUSTRIES INC
filed 2023-11-14
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of November 13, 2023 is 7,003,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$515,400	$1,927,100
Investment securities	809,600	4,272,100
Trade accounts receivable, less allowance for doubtful accounts of $33,600 at September 30, 2023 and December 31, 2022	1,292,600	1,312,900
Inventories	5,282,300	4,859,600
Income tax receivable	52,700	161,400
Prepaid expenses and other current assets	619,600	456,800
Total current assets	8,572,200	12,989,900

Property and equipment, net	1,093,900	1,163,200
Goodwill	115,300	115,300
Other intangible assets, net	1,377,400	1,763,000
Inventories	658,700	606,000
Operating lease right-of-use assets	1,172,400	1,373,600
Other assets	58,200	58,200
Total assets	$13,048,100	$18,069,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,095,200	$887,300
Accrued expenses	810,800	821,800
Contract liabilities	20,400	134,400
Lease liabilities, current portion	243,100	276,900
Bank overdraft	13,300	-
Total current liabilities	2,182,800	2,120,400

Lease liabilities, less current portion	987,300	1,156,200
Total liabilities	3,170,100	3,276,600

Shareholders’ equity:
Common stock, $0.05 par value; 20,000,000 shares authorized; 7,003,599 shares issued and outstanding at September 30, 2023 and 7,023,401 shares issued and 7,003,599 shares outstanding at December 31, 2022	350,200	351,200
Additional paid-in capital	34,882,400	32,900,800
Accumulated comprehensive loss	(92,400)	(8,400)
Accumulated deficit	(25,262,200)	(18,398,600)
	9,878,000	14,845,000
Less common stock held in treasury at cost, 0 shares at September 30, 2023 and 19,802 shares at December 31, 2022	-	52,400
Total shareholders’ equity	9,878,000	14,792,600

Total liabilities and shareholders’ equity	$13,048,100	$18,069,200

 See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended, September 30		Nine Months Ended, September 30
	2023	2022 (as Restated)	2023	2022

Revenues	$2,585,500	$2,670,000	$8,373,400	$8,311,900

Cost of revenues	1,404,500	1,320,900	4,504,400	4,148,400

Gross profit	1,181,000	1,349,100	3,869,000	4,163,500

Operating expenses:
General and administrative	896,300	1,607,500	3,765,500	4,592,200
Selling	1,614,200	875,700	4,650,800	3,243,700
Research and development	895,900	560,100	2,371,900	1,916,600
Impairment of goodwill and intangible asset	-	-	-	4,280,100

Total operating expenses	3,406,400	3,043,300	10,788,200	14,032,600

Loss from operations	(2,225,400)	(1,694,200)	(6,919,200)	(9,869,100)

Other income (expense), net	5,300	(15,000)	95,700	(296,100)
Interest income	19,000	-	65,400	27,900
Total other income (expense), net	24,300	(15,000)	161,100	(268,200)

Loss from continuing operations before income tax expense	(2,201,100)	(1,709,200)	(6,758,100)	(10,137,300)

Income tax expense(benefit), current	-	-	108,800	(99,200)
Income tax expense, deferred	-	-	-	3,227,300
Total Income tax expense	-	-	108,800	3,128,100

Loss from continuing operations	(2,201,100)	(1,709,200)	(6,866,900)	(13,265,400)

Discontinued operations:

Gain (loss) from discontinued operations, net of tax	-	-	3,300	(6,600)

Net loss	(2,201,100)	(1,709,200)	(6,863,600)	(13,272,000)

Comprehensive loss:
Unrealized holding gain (loss) on investment securities, net of tax	-	4,100	1,600	(5,700)
Foreign currency translation adjustment	(95,700)	(118,300)	(85,600)	(308,500)
Comprehensive loss	(95,700)	(114,200)	(84,000)	(314,200)

Total comprehensive loss	(2,296,800)	(1,823,400)	(6,947,600)	(13,586,200)

Basic and diluted loss per common share:

Continuing operations	$(0.31)	$(0.24)	$(0.98)	$(1.93)
Discontinued operations	-	-	-	-
Consolidated operations	$(0.31)	$(0.24)	$(0.98)	$(1.93)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2022	7,023,401	$351,200	$32,900,800	$(8,400)	$(18,398,600)	19,802	$52,400	$14,792,600

Net loss	-	-	-	-	(2,370,500)	-	-	(2,370,500)

Foreign currency translation adjustment	-	-	-	40,200		-	-	40,200

Unrealized gain on investment securities, net of tax				3,700				3,700

Stock-based compensation	-	-	602,600	-	-	-	-	602,600

Balance March 31, 2023	7,023,401	$351,200	$33,503,400	$35,500	$(20,769,100)	19,802	$52,400	$13,068,600

Net loss	-	-	-	-	(2,292,000)	-	-	(2,292,000)

Foreign currency translation adjustment	-	-	-	(30,100)		-	-	(30,100)

Unrealized loss on investment securities, net of tax				(2,100)				(2,100)

Retirement of treasury stock	(19,802)	(1,000)	(51,400)			(19,802)	(52,400)	-

Stock-based compensation	-	-	584,700	-	-	-	-	584,700

Balance June 30, 2023	7,003,599	$350,200	$34,036,700	$3,300	$(23,061,100)	0	$0	$11,329,100

Net loss	-	-	-	-	(2,201,100)	-	-	(2,201,100)

Foreign currency translation adjustment	-	-	-	(95,700)		-	-	(95,700)

Stock-based compensation	-	-	845,700	-	-	-	-	845,700

Balance September 30, 2023	7,003,599	$350,200	$34,882,400	$(92,400)	$(25,262,200)	0	$0	$9,878,000

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2021	6,477,945	$324,000	$27,879,900	$94,400	$($2,756,400)	19,802	$52,400	$25,489,500

Net loss	-	-	-	-	(1,535,000)	-	-	(1,535,000)

Issuance of Common Stock and Warrants, net of issuance costs	545,456	27,200	2,700,000					2,727,200

Foreign currency translation adjustment	-	-	-	(194,500)		-	-	(194,500)

Unrealized loss on investment securities, net of tax				(4,700)				(4,700)

Stock-based compensation	-	-	653,700	-	-	-	-	653,700

Balance, March 31, 2022	7,023,401	$351,200	$31,233,600	$(104,800)	$(4,291,400)	19,802	$52,400	$27,136,200

Net loss	-	-	-	-	(10,027,800)	-	-	(10,027,800)

Foreign currency translation adjustment	-	-	-	4,300		-	-	4,300

Unrealized loss on investment securities, net of tax				(5,100)				(5,100)

Stock-based compensation	-	-	430,500	-	-	-	-	430,500

Balance, June 30, 2022 (as restated)	7,023,401	$351,200	$31,664,100	$(105,600)	$(14,319,200)	19,802	$52,400	$17,538,100

Net loss	-	-	-	-	(1,709,200)	-	-	(1,709,200)

Foreign currency translation adjustment	-	-	-	(118,300)		-	-	(118,300)

Unrealized gain on investment securities, net of tax				4,100				4,100

Stock-based compensation	-	-	618,100	-	-	-	-	618,100

Balance, September 30, 2022 (as restated)	7,023,401	$351,200	$32,282,200	$(219,800)	$(16,028,400)	19,802	$52,400	$16,332,800

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022

Operating activities:
Net loss	$(6,863,600)	$(13,272,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566,700	549,800
Stock-based compensation	2,033,000	1,702,300
Change in fair value of contingent consideration	-	17,500
Loss on sale of investments	96,500	93,600
Unrealized holding (gain) loss on investments	(147,900)	213,200
Deferred income taxes	-	3,223,300
Impairment of goodwill and intangible asset	-	4,280,100
Changes in operating assets and liabilities:
Trade accounts receivable	(20,100)	234,600
Inventories	(532,400)	(1,415,400)
Prepaid and other current assets	(162,100)	48,300
Income tax receivable	108,800	(95,400)
Other assets	-	100
Carrying value of right of use assets	201,400	(778,900)
Accounts payable	175,400	(504,500)
Accrued expenses	39,700	201,100
Contract liabilities	(114,000)	1,100
Lease liabilities	(203,000)	775,700
Total adjustments	(506,300)	(1,533,300)

Net cash used in operating activities	(4,821,600)	(4,725,500)

Investing activities:
Purchase of investment securities	(987,000)	(1,648,100)
Redemption of investment securities	4,505,400	2,908,500
Capital expenditures	(117,900)	(754,300)
Purchase of other intangible assets	-	(2,000)

Net cash provided by investing activities	3,400,500	504,100

Financing activities:
Proceeds from issuance of common stock	-	3,000,000
Issuance costs of common stock and warrants	-	(272,800)
Payments of contingent consideration	-	(98,800)
Bank overdraft	13,300	(74,300)

Net cash provided by financing activities	13,300	2,554,100

Effect of changes in foreign currency exchange rates	(3,900)	(192,000)

Net decrease in cash and cash equivalents	(1,411,700)	(1,859,300)
Cash and cash equivalents, beginning of period	1,927,100	4,297,000
Cash and cash equivalents, end of period	$515,400	$2,437,700

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$-
Noncash financing activities:
Record right-of-use assets	$-	$110,700
Record lease liabilities	$-	$107,900

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

The accompanying (a) condensed balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-KT for the six months transition period of July 1, 2022 through December 31, 2022. The results for the three and nine months ended September 30, 2023 are not necessarily an indication of the results for the full fiscal year ending December 31, 2023.

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

The Company has restated certain information within this Quarterly Report on Form 10-Q, relevant to the unaudited interim financial information as of September 30, 2022.

Derivative Instruments

The Company may enter into derivative transactions to hedge its exposures to foreign exchange risk associated with Euro foreign currency denominated assets and liabilities and other Euro foreign currency transactions. On January 9, 2023, the Company entered into a 90-day foreign currency forward contract with a settled date on April 11, 2023, for a notional amount of $1,082,500. On April 4, 2023, the Company entered into a 90 day foreign currency forward contract with a settled date on July 11, 2023, for a notional amount of $1,097,300.  The foreign currency forward contracts are used to manage the foreign exchange risk associated with a portion of the Company’s Euro foreign currency denominated assets and liabilities and other Euro foreign currency transactions. The Company is required to record these derivatives in the balance sheet at fair value. In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in the statement of operations.

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

Allowance for Credit Losses – Accounts Receivable

The allowance for credit losses required under ASC 326 is a valuation account that is deducted from the accounts receivables’ amortized cost basis on the Company’s condensed consolidated balance sheets. Our accounts receivables are generated from the sales revenue derived from the Company’s Benchtop Laboratory Equipment and Bioprocessing Systems segments. The Company elected to estimate expected losses using an analytical model based on methods that utilize the accounts receivable aging schedule. This analytical model incorporates historical loss activity, geographic location, customer-specific information, collection terms and customer amounts. The Company evaluates the estimated allowance on an aggregate basis as each individual account receivable shares similar risk characteristics. Upon adoption of ASC 326 using the modified retrospective transition method and as of September 30, 2023, the Company determined that the allowance for credit losses, if any, is immaterial as of adoption date and the Company will continue to evaluate the accounts receivable portfolio on an on-going basis.

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for held to maturity debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value. For AFS debt securities where neither of the criteria is met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Upon adoption of ASC 326, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of September 30, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$515,400	$-	$-	$515,400
Investment securities	809,600	-	-	809,600

Total	$1,325,000	$-	$-	$1,325,000

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,927,100	$-	$-	$1,927,100
Investment securities	4,035,500	236,600	-	4,272,100

Total	$5,962,600	$236,600	$-	$6,199,200

The Company reviews the available-for-sale debt securities (“AFS”) for declines in fair value below the amortized cost basis under the credit loss model of ASC 326. Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of September 30, 2023 and December 31, 2022, the allowance for credit losses related to available-for sale debt securities was zero.

Investments in marketable securities by security type as of September 30, 2023 and December 31, 2022 consisted of the following:

As of September 30, 2023:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$95,700	$124,200	$28,500
Mutual funds	626,500	685,400	58,900
Total	$722,200	$809,600	$87,400

As of December 31, 2022:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$118,900	$154,600	$35,700
Mutual funds	4,063,100	3,880,900	(182,200)
Debt securities	235,400	236,600	1,200
Total	$4,417,400	$4,272,100	$(145,300)

Foreign currency forward contract

On January 9, 2023, the Company entered into a 90 day foreign currency forward contract for a notional amount of $1,082,500, which settled on April 11, 2023. On April 4, 2023, the Company entered into a 90 day foreign currency forward contract for a notional amount of $1,097,300 which settled on July 11, 2023.  The foreign currency forward contract are used to manage the foreign exchange risk associated with a portion of its Euro foreign currency denominated assets and liabilities and other Euro foreign currency transactions. Although the Company believes the hedge position accomplish an economic hedge against the Company’s future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific expense being hedged. The Company is using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our statement of operations. The immediate recognition of hedging gains and losses can cause net income/loss to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments.

4. Inventories

	As of September 30,	As of December 31,
	2023	2022
Raw materials	$3,628,900	$3,703,900
Work-in-process	92,100	66,700
Finished goods	2,220,000	1,695,000
Total Inventories	$5,941,000	$5,465,600

Inventories - Current Asset	$5,282,300	$4,859,600
Inventories - Noncurrent Asset	658,700	606,000

5. Goodwill and Finite Lived Intangible Assets

Goodwill amounted to $115,300 as of September 30, 2023 and December 31, 2022, all of which is expected to be deductible for tax purposes.

Finite lived intangible assets consist of the following:

As of September 30, 2023:	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$833,600	$383,200
Trade names	3-6 yrs.	592,300	322,700	269,600
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	186,700	185,500
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	748,700	311,800
Patents	5-7 yrs.	595,800	368,500	227,300
		$4,341,600	$2,964,200	$1,377,400

			Accumulated
As of December 31, 2022	Useful Lives	Cost	Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$721,700	$495,100
Trade names	3-6 yrs.	592,300	266,000	326,300
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	163,800	208,400
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	602,000	458,500
Patents	5-7 yrs.	595,800	321,100	274,700
		$4,341,600	$2,578,600	$1,763,000

Total amortization expense was $127,800 and $134,200 for the three months ended September 30, 2023 and 2022, respectively.

Total amortization expense was $385,600 and $403,200 for the nine months ended September 30, 2023 and 2022, respectively.

Estimated future fiscal year amortization expense of intangible assets as of September 30, 2023 is as follows:

As of September 30, 2023	Amount
Remainder of fiscal year ending 2023	$131,000
2024	506,100
2025	371,500
2026	193,800
2027	92,600
Thereafter	82,400
Total	$1,377,400

6. Commitment and Contingencies

Legal Matters

The Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of September 30, 2023 and December 31, 2022, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Leases

The Company’s approximate future minimum rental payments under all operating leases as of September 30, 2023 were as follows:

As of September 30, 2023:	Amount
Remainder of fiscal year ending 2023	$81,100
2024	296,400
2025	269,300
2026	266,600
2027	274,600
Thereafter	201,000
Total future minimum payments	$1,389,000
Less: Imputed interest	(156,600)
Total Present Value of Operating Lease Liabilities	$1,230,400

Employment Agreement

The Company entered into an employment agreement, effective as of July 1, 2023, with Reginald Averilla, its Chief Financial Officer. The agreement provides continued employment through June 30, 2025 for a base annual salary of $195,000, a 10% bonus at the discretion of the Board of Directors of the Company and a 12-month post termination noncompete covenant.

7. Stockholders’ Equity

Stock-based compensation expense

On July 21, 2023, the Company’s Bioprocessing System segment entered into a separation agreement with their VP of Sales (“former employee”). In connection with the separation agreement, the Company extended the exercisability of the former employee’s vested stock options up through the original expiration date of July, 13, 2030, which the Company recorded a additional $684,900 of noncash stock base compensation expense related to the modification of the exercisability of the vested stock options

8. Loss Per Common Share

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

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022 (as restated)	2023	2022
Weighted average number of common shares outstanding	7,003,599	7,003,599	7,003,599	6,881,720
Effect of dilutive securities:	-	-	-	-
Weighted average number of dilutive common shares outstanding	7,003,599	7,003,599	7,003,599	6,881,720

Basic and diluted loss per common share:
Continuing operations	$(0.31)	$(0.24)	$(0.98)	$(1.93)
Discontinued operations	-	-	-	-
Consolidated operations	$(0.31)	$(0.24)	$(0.98)	$(1.93)

Approximately 20,965 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, and 36,423 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended September 30, 2023 and 2022, respectively.

Approximately 24,417 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, and 32,508 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the nine months ended September 30, 2023 and 2022, respectively.

9. Related Parties

Consulting Agreements

During the nine months ended September 30, 2023 and 2022, respectively, the Company paid $0 and $120,700, respectively, to Mr. Reinhard Vogt, a former Director of the Company, and his affiliate which provided consulting services. The Company’s consulting agreement with Mr. Reinhard Vogt and his affiliate was terminated on April 1, 2022. There were no payments to Mr. Reinhard Vogt during the three months ended September 30, 2023 and 2022, respectively.

10. Segment Information and Concentration

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

Segment information is reported as follows.

Three Months Ended September 30, 2023:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,161,300	$424,200	$-	$2,585,500

Foreign Sales	625,000	242,900	-	867,900

Income (Loss) From Operations	73,600	(2,105,500)	(193,500)	(2,225,400)

Assets	7,137,200	5,101,300	809,600	13,048,100

Long-Lived Asset Expenditures	-	11,700	-	11,700

Depreciation and Amortization	20,700	167,500	-	188,200

Three Months Ended September 30, 2022 (as Restated):	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,357,600	$312,400	$-	$2,670,000

Foreign Sales	749,600	241,100	-	990,700

Income (Loss) From Operations	306,900	(1,515,800)	(485,300)	(1,694,200)

Assets	8,962,000	4,874,600	5,298,600	19,135,200

Long-Lived Asset Expenditures	11,300	150,300	-	161,600

Depreciation and Amortization	25,200	163,700	-	188,900

Nine Months Ended September 30, 2023:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$7,357,800	$1,015,600	$-	$8,373,400

Foreign Sales	2,204,800	478,700	-	2,683,500

Income (Loss) From Operations	555,200	(5,972,600)	(1,501,800)	(6,919,200)

Assets	7,137,200	5,101,300	809,600	13,048,100

Long-Lived Asset Expenditures	25,200	92,700	-	117,900

Depreciation and Amortization	64,400	502,300	-	566,700

Nine Months Ended September 30, 2022:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$7,307,600	$1,004,300	$-	$8,311,900

Foreign Sales	2,420,900	821,000	-	3,241,900

Income (Loss) From Operations	923,000	(9,445,700)	(1,346,400)	(9,869,100)

Assets	8,962,000	4,874,600	5,298,600	19,135,200

Long-Lived Asset Expenditures	37,200	719,100	-	756,300

Depreciation and Amortization	74,900	474,900	-	549,800

For the three months ended September 30, 2023 and 2022, respectively, one customer accounted for approximately 10% or more of the Company’s total revenue.

For the nine months ended September 30, 2023 one customer accounted for approximately 10% or more of the Company’s total revenue. For the nine months ended September 30, 2022 no individual customer accounted for 10% or more of the Company’s total revenue.

A reconciliation of the Company’s consolidated segment income (loss) from operations to consolidated loss from operations before income taxes and net loss for the three and nine months ended September 30, 2023 and 2022, respectively are as follows:

Three months ended September 30, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$73,600	$(2,105,500)	$(193,500)	$(2,225,400)

Other income (expense), net	5,300	(1,800)	1,800	5,300
Interest income	-	-	19,000	19,000
Total other (expense) income, net	5,300	(1,800)	20,800	24,300

Income (Loss) from operations before discontinued operations and income taxes	$78,900	$(2,107,300)	$(172,700)	$(2,201,100)

Three months ended September 30, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$306,900	$(1,515,800)	$(485,300)	$(1,694,200)

Other (expense) income, net	1,600	13,500	(30,100)	(15,000)
Interest income	-	-	-	-
Total other (expense) income, net	-	13,500	(30,100)	(15,000)

Income (Loss) from operations before discontinued operations and income taxes	$308,500	$(1,502,300)	$(515,400)	$(1,709,200)

Nine months ended September 30, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$555,200	$(5,972,600)	$(1,501,800)	$(6,919,200)

Other income (expense), net	7,700	9,300	78,700	95,700
Interest income	-	-	65,400	65,400
Total other (expense) income, net	7,700	9,300	144,100	161,100

Income (Loss) from operations before discontinued operations and income taxes	$562,900	$(5,963,300)	$(1,357,700)	$(6,758,100)

Nine months ended September 30, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$923,000	$(9,445,700)	$(1,346,400)	$(9,869,100)

Other (expense) income, net	2,900	(42,100)	(256,900)	(296,100)
Interest income	-	-	27,900	27,900
Total other (expense) income, net	2,900	(42,100)	(229,000)	(268,200)

Income (Loss) from operations before discontinued operations and income taxes	$925,900	$(9,487,800)	$(1,575,400)	$(10,137,300)

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

Results of Operations.

Three months ended September 30, 2023 and 2022 (as Restated)

The Company’s results reflect those of the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations. The Company realized a loss from continuing operations before income tax expense of $2,201,100 for the three months ended September 30, 2023 compared to a $1,709,200 loss from continuing operations before income tax expense for the three months ended September 30, 2022, primarily due to the increased product development expenses for the new VIVID products for the Benchtop Laboratory Equipment Operations and operating expenses of its Bioprocessing Systems Operations, which were partially offset by increased revenue of bioprocessing products,  and decreased corporate overhead expenses.

Revenues

Net revenues for the three months ended September 30, 2023 decreased $84,500 (3.2%) to $2,585,500 from $2,670,000 for the three months ended September 30, 2022, due primarily to a $196,300 decrease in Benchtop Laboratory Equipment Operations’ revenue resulting from a $363,900 decrease in the Genie Division’s revenues attributable to a decline in COVID-related products, offset by increased revenues of $167,600 in the Torbal Division. Sales of Torbal brand products amounted to approximately $850,700 for the three months ended September 30, 2023 compared to $683,100 in the prior period. Revenue in the Bioprocessing Systems Operations increased by $111,800 compared to prior period.

Gross profit

The gross profit percentage for the three months ended September 30, 2023 and 2022, were 45.7% and 50.5%, respectively. The 4.8% decrease is due primarily to increases in material costs due to product mix, and labor and overhead in the Benchtop Laboratory Equipment Operations.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 and 2022, were $896,300 and $1,607,500, respectively. The decrease of $711,200 (44.2%) is due primarily to decreased expenses due to the consolidation and reorganization of operations in the Bioprocessing Systems Operations of the Pittsburgh, Pennsylvania and Baesweiller, Germany facilities and decreased corporate overhead expenses as compared to prior period.

Selling expenses

Selling expenses for the three months ended September 30, 2023 and 2022, were $1,614,200 and $875,700, respectively. The increase of $738,500 (84.3%) is due primarily to the increased marketing expenses and a noncash stock-based compensation expense in the Bioprocessing Systems Operations as compared to prior period, and increased sales and marketing expenditures in the Benchtop Laboratory Equipment Operations as compared to prior period.

Research and development expenses

Research and development expenses for the three months ended September 30, 2023, and 2022, were $895,900 and $560,100, respectively. The increase of $335,800 (60.0%) is due primarily to the increased research and development expenditures in the Bioprocessing Systems Operations and increased research and development related to the VIVID automated pill counter in the Benchtop Laboratory Equipment Operations as compared to prior period.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets for the three months ended September 30, 2023 and 2022, were $0 and $0, respectively.

Other income (expense), net

Other income (expense), net, for the three months ended September 30, 2023 and 2022, were $24,300 and ($15,000), respectively. The increase is due primarily to the increased unrealized gain and interest income on investment securities during the current quarter period compared to prior quarter period.

Income tax

Income tax expense for the three months ended September 30, 2023, and 2022, was $0 and $0, respectively. In addition, the Company maintains a full valuation allowance of $8,734,400 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized in the future.  For the three months ended September 30, 2023, the full valuation allowance of $8,734,400 is offset by a income tax benefit of $592,400. As referenced in the Restatement Background (Financial Statement – Note 1) above, as a result of the restated consolidated unaudited financial statements as of and for the quarter period ended September 30, 2022, the income tax expense for the three months ended September 30, 2022 reflects a full valuation allowance against the deferred tax asset of $5,533,200 offset by a income tax benefit of $417,200. In the event that in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Nine months ended September 30, 2023 and 2022

The Company’s results reflect those of the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations. The Company realized a loss from continuing operations before income tax benefit of $6,758,100 for the nine months ended September 30, 2023 compared to a $10,137,300 loss from continuing operations before income tax expense for the nine months ended September 30, 2022. Excluding the prior period goodwill impairment expense of $4,280,100, the Company realized an increase in net revenues and operating expenses in the current period compared to prior period, as discussed below.

Revenue

Net revenues for the nine months ended September 30, 2023 increased $61,500 (0.7%) to $8,373,400 from $8,311,900 for the nine months ended September 30, 2022, due primarily to an increase of $50,200 in revenues of the Benchtop Laboratory Equipment Operations resulting from increased sales of Torbal products and an increase of $11,300  in revenues of the Bioprocessing Systems Operations as compared to prior period. Sales of Torbal brand products amounted to approximately $2,659,200 for the nine months ended September 30, 2023 compared to $1,901,800 in the prior period.

Gross profit

The gross profit percentage for the nine months ended September 30, 2023 and 2022, were 46.2% and 50.1%, respectively. The 3.9% decrease is due primarily to increases in material costs due to product mix, and labor and overhead in the Benchtop Laboratory Equipment Operations.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 and 2022, were $3,765,500 and $4,592,200, respectively. The decrease of $826,700 (18.0%) is due primarily to decreases expenses resulting from the consolidation and reorganization of operations in the Bioprocessing Systems Operations of the Pittsburgh, Pennsylvania and Baesweiller in the current year period.

Selling expenses

Selling expenses for the nine months ended September 30, 2023 and 2022, were $4,650,800 and $3,243,700, respectively. The increase of $1,407,100 (43.4%) is due primarily to increased marketing expenses of the Bioprocessing Systems Operations as compared to prior period, and to a lesser extent, increased sales and marketing expenditures in the Benchtop Laboratory Equipment Operations as compared to prior period.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2023, and 2022, were $2,371,900 and $1,916,600, respectively. The increase of $455,300 (23.8%) is due primarily to the increased research and development expenditures in the Bioprocessing Systems Operations and increased research and development related to the VIVID automated pill counter in the Benchtop Laboratory Equipment Operations as compared to prior period.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets for the nine months ended September 30, 2023 and 2022, were $0 and $4,280,100, respectively.  There was no impairment of goodwill and intangible assets for the nine months ended September 2023.  For the nine months ended September 30, 2022, the Company recorded a $4,280,100 impairment of goodwill as a result of a goodwill impairment analysis, of which the Company determined the carrying value of the Bioprocessing Systems reporting unit exceeded its fair value and therefore the associated goodwill was impaired.

Other income (expense), net

Other income (expense), net, for the nine months ended September 30, 2023 and 2022, were $161,100 and ($268,200), respectively. The increase is due primarily to the increased unrealized gain and interest income on investment securities compared to prior period.

Income tax

Income tax expense for the nine months ended September 30, 2023, and 2022, was $108,800 and $3,128,100, respectively. The income tax expense for the nine months ended September 30, 2023, of $108,800 is attributable to the finalization of a income tax receivable filing claim. In addition, the Company maintains a full valuation allowance of $8,734,400 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized in the future.  The income tax expense of $3,128,100 for the nine months ended September 30, 2022, reflects a full valuation allowance against the consolidated net deferred tax assets recorded in the current period as the Company determined the consolidated net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized in the future.  In the event in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

The following table discloses our cash flows for the periods presented:

	For the nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(4,821,600)	$(4,725,500)
Net cash provided by investing activities	3,400,500	504,100
Net cash provided by financing activities	13,300	2,554,100
Effect of changes in foreign currency exchange rates	(3,900)	(192,000)
Decrease in cash and cash equivalents	$(1,411,700)	$(1,859,300)

Net cash used in operating activities was $4,821,600 for the nine months ended September 30, 2023 compared to $4,725,500 for the nine months ended September 30, 2022. The net increase of $96,100 is primarily due to the increased operational costs from the Bioprocessing Systems operations and corporate overhead operations in the current period compared to prior period.

Net cash provided by investing activities was $3,400,500 for the nine months ended September 30, 2023 compared to $504,100 used in the nine months ended September 30, 2022. The net increase of $2,896,400 is primarily due to the increase in net redemption of investments, partially offset by the decrease in purchase of investment securities, in the current period compared to prior period.

Net cash provided by financing activities was $13,300 for the nine months ended September 30, 2023 compared to $2,554,100 for the nine months ended September 30, 2022. The net decrease of $2,540,800 is primarily due to issuance of common stock in the prior period compared to the current period.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting were effective and has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: November 14, 2023	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: November 14, 2023	By:	/s/ Reginald Averilla
Reginald Averilla
Chief Financial Officer

