Form 10-K
period 2023-12-31
SCIENTIFIC INDUSTRIES INC
filed 2024-03-29
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 30, 2023 is $17,402,152.

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of March 29, 2024 is 10,503,599 shares.

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

Transition Period

On November 4, 2022, the Board of Directors approved the change of the Company’s fiscal year end from June 30 to December 31 of each year. In connection with this change, the Company previously filed a Transition Report on Form 10-K to report the results of the six-month transition period from July, 1, 2022 to December 31, 2022. In this Annual Report, the periods presented are the year ended December 31, 2023, the six-month transition period from July 1, 2022 to December 31, 2022 (which the Company sometimes refers to as the "six month period ended December 31, 2022") and the year ended June 30, 2022 (which the Company sometimes refers to as "fiscal 2022"). For comparison purposes, the Company also included unaudited data for the year ended December 31, 2022 and for the six months ended December 31, 2021.

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

Operating Segments. The Company views its operations as two segments: the manufacture and marketing of standard Benchtop Laboratory Equipment which includes various types of equipment used for research and sample preparation in university, pharmacy and industrial laboratories sold primarily through laboratory equipment distributors and  online, and weight and measurement products including pill counters and digital scales; and the design, development, manufacture and marketing of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics, sold primarily on a direct basis through the Company’s internal sales force.

Products.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold through the “Genie ™” division, and pharmacy and laboratory balances and scales, force gauges, automated pill counters and moisture analyzers sold through the “Torbal®” division. Sales of the Company’s principal product, the Vortex-Genie® 2 Mixer, excluding accessories, represented approximately 32% and 40% of the Company’s total net revenues for the year ended December 31, 2023 and 2022 (unaudited), 38% and 42% of the six-month periods ended December 31, 2022 and 2021 (unaudited), respectively.

The Company’s vortex mixer is used to mix the contents of test tubes, beakers, and other various containers by placing such containers on a rotating cup or other attachments which cause the contents to be mixed at varying speeds. The Company’s additional mixers and shakers include a high-speed touch mixer, a mixer with an integral timer, a cell disruptor, a bead beater, microplate mixers, programmable vortex mixers, two large capacity multi-vessel vortex mixers and a line of various orbital shakers.

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

Bioprocessing Systems. SBHI, through its two wholly-owned subsidiaries, SBI and Aquila, is engaged in the design, development, manufacture and marketing of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics. Products include the Cell Growth Quantifier (“CGQ”) for biomass monitoring in shake flasks, the Liquid Injection System (“LIS”) for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring and analytical software, and the Multi-Parameter Sensor (“MPS”) and Dissolved Oxygen sensor pills which are marketed and will be sold under the Bioprocessing Systems DOTS brand platform.

Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its internal engineering capabilities in areas such as industrial and electronics design.

Major Customers. Sales to three customers, principally of the Vortex-Genie 2 Mixer, represented 16% and 18% of total net revenues for the years ended December 31, 2023 and 2022 (unaudited), respectively and 32% and 18% of total net revenues for the six-month periods ended December 31, 2022 and 2021 (unaudited), respectively. The three customers also represented 18% and 21% of Benchtop Laboratory Equipment product sales, for the year ended December 31, 2023 and 2022 (unaudited), respectively and 36% and 21% of Benchtop Laboratory Equipment product sales, for the six-month periods ended December 31, 2022 and 2021 (unaudited), respectively.

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

Bioprocessing Systems. The Company’s Bioprocessing Systems products are marketed under a newly created marketing category “Digitally Simplified Bioprocessing” through a direct sales force consisting of four sales professionals and four application scientists in the US and Germany, plus a network of 11 distributors that are managed by a distribution manager. Sales are supported via marketing through websites, content creation, application notes, mailings, trade shows, online marketing campaigns, and membership in various public/private research partnerships.

Assembly and Production. The Company has facilities in Bohemia, New York and Orangeburg, New York where it conducts the Benchtop Laboratory Equipment operations. The Company also has a shared-office facility in Pittsburgh, Pennsylvania and its primary operating facility in Baesweiller, Germany, where it conducts the Bioprocessing Systems operations. The Company’s production operations principally involve assembly of components supplied by various domestic and international independent suppliers.

Patents, Trademarks and Licenses.

The Company holds several patents relating to its benchtop laboratory products which include a United States patent that relates to its Vortex-Genie Pulse which expires in January 2036, and a patent relating to Torbal’s VIVID® automated pill counter which expires in March 2039.

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

Foreign Sales. The Company’s sales to overseas customers, principally in Asia and Europe, accounted for approximately 34% and 36% of the Company’s net revenue for the year ended December 31, 2023 and 2022 (unaudited), respectively and 34% and 44% of the Company’s net revenues for six month period ended December 31, 2022 and 2021 (unaudited), respectively. Payments were primarily in United States dollars and were therefore not subject to risks of currency fluctuation, foreign duties and customs.

Seasonality. The Company does not consider its business to be materially seasonal.

Backlog. The Company had a total backlog in benchtop equipment orders of approximately $563,800 and $745,200 as of December 31, 2023 and 2022, respectively. There was no significant backlog for the Bioprocessing Systems operations.

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

The Company’s major competitors for its Genie brand Benchtop Laboratory Equipment are Henry Troemner, Inc. (a private label supplier to the two largest laboratory equipment distributors in the U.S. and Europe), IKA-Werke GmbH & Co. KG, a German company, Benchmark Scientific, Inc. (a United States importer of China-produced products), and Heidolph Instruments GmbH, a German company and various other smaller importers (primarily from China). The Company’s main competitors for its Torbal® brand products are Ohaus Corporation, an American company, A&D Company Ltd., a Japanese company, Adam Equipment Co., Ltd., a British company, Avery Weigh-Tronix, an American company, and Capsa Healthcare, an American company for its VIVID® brand automated pill counters.

Direct competitors for the Company’s Bioprocessing Systems products are ABER Instruments (United Kingdom) and PreSens GmbH (Germany), indirect (systemic alternatives) competitors include Hamilton Bonaduz AG (Switzerland) and optek-Danulat GmbH (Germany) as well as total solution providers like Sartorius AG (Germany) or Eppendorf SE (Germany). The former direct competitor PyroScience GmbH (Germany) has entered a long-term partnership agreement with aquila.

Research and Development. The Company incurred research and development expenses, the majority of which related to its Bioprocessing Systems operations, of $3,566,200 and $2,752,300 for the year ended December 31, 2023 and 2022 (unaudited), respectively and $1,395,800 and $1,516,800 for the six-month periods ended December 31, 2022 and 2021 (unaudited), respectively. The Company expects that research and development expenditures in the fiscal year ending December 31, 2024 will continue to be material reflecting continued product development efforts for the Bioprocessing Systems operations and, to a lesser extent, continued investment in new VIVID pill counting products.

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

Employees. As of March 27, 2024, the Company employed 68 persons (33 for the Benchtop Laboratory Equipment operations, and 35 for the Bioprocessing Systems operations, of whom 27 were located in Germany) of whom 63 were full-time, including its executive officers. The Company augments its internal staff with outside consultants as deemed necessary. None of the Company’s employees are represented by any union.

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

Risks Relating to Our Financial Position and Capital Requirements

We have limited financial resources and we may need to raise additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

In order to be successful with our product development and commercialization programs, principally as it pertains to our bioprocessing sector, we believe that we will need to continue to invest substantial capital into such programs in the foreseeable future. We expect our total operating expenses to continue to be material in connection with our ongoing activities, particularly as we continue with our emphasis on the bioprocessing sector. We expect to continue to incur significant commercialization expenses related to product sales, marketing, after-sales support, manufacturing, and distribution. We also expect to continue to incur substantial expenses related to the development of new products and technologies, primarily related to bioprocessing products. Our ability to conduct additional research and development activities and commercialization efforts are dependent upon the availability of funding and cash generated from sales of newly introduced products.

In such an event, we may be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds, other than a working line of credit of $300,000 with the Company’s primary bank. If additional funding is necessary, adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts and on terms acceptable to us, - we may have to significantly delay, scale back or discontinue the development or commercialization of bioprocessing or any of our other products. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Our future funding requirements, both short-term and long-term, will depend on many factors, including: the scope, progress, timing, costs and results of our current and future product candidates; our ability to enter into, and the terms and timing of, any collaborations, licensing or other arrangements; the number of future product candidates that we pursue and their development requirements; the costs and timing of establishing product sales, marketing, distribution and commercial-scale manufacturing capabilities; the effect of competing technological and market developments; our headcount growth and associated costs as we expand our research and development; and the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights including enforcing and defending intellectual property related claims.

Raising additional capital may cause dilution to our then-existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

To the extent that we raise additional capital through the sale of common shares, convertible securities or other equity securities, the ownership interests of the then-existing equity holders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of the then-existing common stockholders. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a history of losses and will likely incur future losses during the next few years as we attempt to grow and develop our bioprocessing sector.

We incurred net losses of $9,086,500, $4,079,400 and $13,668,100 for the year ended December 21, 2023, the six-month transition period ended December 31, 2022 and the fiscal year ended June 30, 2022. As of December 31, 2022, we had an accumulated deficit of $27,485,100. We expect to continue to incur operating losses for the foreseeable future as our expenses related to the growth and expansion of our Bioprocessing Systems operations will exceed revenues expected to be generated. Our Benchtop Laboratory Equipment operations are profitable, but our ability to become and remain profitable on a combined basis depends on our ability to generate additional revenue, and therefore profits, from our Bioprocessing Systems operations. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of future revenues, and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our Common Stock.

Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and related rules, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff, and specialists. If material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future could cause us to fail to meet our future reporting obligations and cause the price of our Common Stock to decline.

Limited public market for our common stock and active trading market may never develop or be sustained.

As of March 27, 2024, there were 10,503,599 shares of Common Stock of the Company outstanding, of which 53% are held by the top six stockholders of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during calendar 2022 and 2023 on which no trades of the Company’s Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility. The lack of an active trading market may impair the value of the shares of our common stock and stockholders’ ability to sell their shares. An inactive trading market may also impair the Company’s ability to raise capital by selling shares of common stock and to enter into strategic partnerships or other business strategies.

Risks Relating to Our Business

The commercial success of our bioprocessing products will largely depend upon attaining significant market acceptance.

Our ability to execute our growth strategy and achieve commercial success in our bioprocessing sector will depend upon the adoption by customers of our products and bioprocessing solutions. We cannot predict how quickly, if at all, our products will be accepted or, if accepted, how frequently they will be used. Our bioprocessing products may never gain broad market acceptance. The market for bioprocessing products is relatively new, subject to rapid innovation and remains uncertain. The degree of market acceptance of any of our products will depend on a number of factors, including the prevalence and severity of any complications associated with our products, the competitive pricing of our products; and the quality of our products meeting customer expectations.

Failure to achieve or maintain market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations. Further, if we cannot build and maintain strong working relationships with these professionals and seek their advice and input on our product candidates, the development and marketing of our future products could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain and maintain patent and other intellectual property protection for any of our new bioprocessing products, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product we may develop may be adversely affected.

The commercial success of our bioprocessing segment will also depend on our ability to obtain and maintain patent, trademark, trade secret and other intellectual property protection of our new bioprocessing products and other technology, methods used to manufacture them and methods of treatment, as well as successfully defending our patent and other intellectual property rights against third-party challenges. It is difficult and costly to protect and enforce intellectual property rights, and we may not be able to ensure the same for every product. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our new organ candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We seek to protect our proprietary position by developing a comprehensive intellectual property portfolio including filing patent applications and obtaining granted patents in the United States and abroad related to our bioprocessing products that are important to our business. If we are unable to obtain or maintain patent protection with respect to a product we may develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours and our ability to commercialize that product candidate may be adversely affected.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and growth prospects.

If we lose the services of key management personnel, we may not be able to execute our business strategy effectively.

Our future success depends in a large part upon the continued service of key members of our senior management team The loss of services from any of Ms. Helena Santos, the Company’s President and Chief Executive Officer, Mr. Reginald Averilla, the Company’s Chief Financial Officer, Secretary and Treasurer, Mr. Robert Nichols, the President of the Company’s Genie Products Division of the Benchtop Laboratory Equipment Operations, Mr. Karl Nowosielski, the President of the Torbal Products Division of the Benchtop Laboratory operations, Mr. Daniel Donadille, the Chief Executive Officer and President of the Bioprocessing Systems Operations, or Mr. John A. Moore, the Company’s Chairman, or any material expansion of the Company’s operations could place a significant additional strain on the Company’s limited management resources and could be materially adverse to the Company’s operating results and financial condition.

If we lose one or more of our key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.

We rely on highly skilled personnel and, if unable to retain, fully utilize or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. The future success depends on the continued ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of the organization. Competition in the industry for qualified employees is intense, and it is likely that certain competitors will directly target some of our employees. The continued ability to compete effectively depends on the ability to retain and motivate existing employees.

Management may also need to hire additional qualified personnel with expertise in the bioprocessing sector, including with respect to research and testing, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies and other emerging entrepreneurial companies, as well as universities and research institutions. Competition for such individuals is intense, and we may not be able to successfully recruit or retain such personnel. Attracting and retaining qualified personnel will be critical to our success.

Our Company’s future depends heavily on international operations.

The Company’s Bioprocessing Systems Operations is substantially operated out of Germany with the management and the majority of research, manufacturing, marketing, accounting, and administration functions located in its Baesweiler, Germany facility. As a result, the Company’s Bioprocessing Systems Operations is physically located in a different geographical location which could pose inherent risks in systems of internal controls, and is subject to various laws and regulations that differ from those of the parent company in the U.S.

We may not successfully manage any experienced growth.

Our success will depend upon the expansion of our operations and the effective management of any such growth will place a significant strain on management and on administrative, operational and financial resources. To manage any such growth, management must expand the facilities, augment operational, financial and management systems, and hire and train additional qualified personnel. If management is unable to manage our growth effectively, our business would be harmed.

Our growth strategy is based on certain assumptions as to the bioprocessing market.

We believe that the worldwide upstream bioprocess development technologies total available market is approximately $1.5 billion1, with potential market share for our bioprocessing products of $150 million2. Our estimates of the annual total addressable markets for our products under development are based on a number of internal and third-party estimates, as well as assumed prices at which we can sell our future products. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our product candidates may prove to be incorrect. If the price at which we can sell future products, or the annual total addressable market for our product candidates is smaller than we have estimated, it could have an adverse impact on our business.

_________________________

1 Small Scale Bioreactor Market Analysis Report, Dec. 2021, Coherent Market Insights

2 Internal Estimation of 10% Obtainability

Dependence on major customers.

Although the Company does not depend on any one single major customer, sales to the top three Benchtop Laboratory Equipment operations customers accounted for a combined aggregate of 18%, 36% and 19% of the segment’s total sales for the year ended December 31, 2023, for the six-month transition period ended December 31, 2022 and fiscal year ended June 30, 2022 (28%, 32% and 17% of its total net revenues for sales for the year ended December 31, 2023, for the six-month transition period ended December 31, 2022 and fiscal year ended June 30, 2022, respectively).

No representation can be made that the Company will be successful in retaining any of these customers, or not suffer a material reduction in sales, either of which could have an adverse effect on future operating results of the Company.

One benchtop laboratory equipment product accounts for a substantial portion of revenues.

The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 36%, 43% and 48% of Benchtop Laboratory Equipment sales, for the year ended December 31, 2023, for the six-month transition period ended December 31, 2022 and fiscal year ended June 30, 2022 (32%, 38% and 42% of total net revenues for the year ended December 31, 2023, for the six-month transition period ended December 31, 2022 and fiscal year ended June 30, 2022, respectively).

The Company is a small participant in each of the industries in which it operates.

The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer is widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($9,745,400 for the year ended December 31,2023, $4,608,900 for the six-month transition period ended December 31, 2022 and $9,981,100 for fiscal year ended June 30, 2022) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete with on price. The Torbal line of products is also a small market participant in its industry with significant competition from well-known brands.

The Company’s Bioprocessing Systems operations is a participant in the laboratory-scale sector of the larger bioprocessing products industry, which is dominated by several companies that are significantly larger, and the Company’s bioprocessing operations are still in the start-up phase of operations.

The Company’s ability to grow and compete effectively depends in part on its ability to develop and effectively market new products.

The Company continuously invests in the development and marketing of new Benchtop Laboratory Equipment products, including the Torbal line of products, with a view to increase revenues and reduce the Company’s dependence on sales of the Vortex-Genie 2 Mixer. However, gross revenues derived from non-Vortex-Genie Benchtop Laboratory Equipment products including Torbal products amounted to $3,657,400 (38% of the segment sales and 33% of total revenues) for the year ended December 31, 2023, $1,478,100 (32% of the segment’s sales and 28% of total revenues) for the six month transition period ended December 31, 2022 and $2,463,900 (25% of the segment’s sales and 22% of total revenues) for fiscal year ended June 30, 2022. The segment’s ability to compete will depend upon the Company’s success in continuing to develop and market new laboratory equipment and scales as to which no assurance can be given.

The Company relies heavily on distributors and their catalogs to market the majority of its Benchtop Laboratory Equipment Genie products. Accordingly, sales of new products are heavily dependent on the distributors’ decisions whether to include and retain a new product in their catalogs and on their websites. It may be at least 24 to 36 months between the completion of development of a product and the distribution of the catalog in which it is first offered; furthermore, not all distributors feature the Company’s products in their catalogs.

The success of the Company’s Bioprocessing Systems operations will depend heavily on its ability to successfully develop, produce, and market new products. Commencing in the last quarter of fiscal year ended June 30, 2019, the Company began to commit substantial resources to its Bioprocessing Systems operations in the form of employees, materials, supplies, marketing, and facilities to accelerate its product development efforts and marketing activities. Bioprocessing products are of a complex nature in an industry that the Company has not traditionally operated in and have taken much longer to develop than previously anticipated. In addition, they will be subject to beta testing and adoption by end users, which could result in design and/or production changes which could further delay development time. On April 29, 2021, the Company acquired Aquila in an effort to accelerate development of its bioprocessing products. The Company continues to incur substantial product development and sales and marketing costs related to its Bioprocessing Operations.

No assurance can be given that the Company will be successful with its new product development or that its sales and marketing programs will be sufficient to develop additional commercially feasible products which will be accepted by the marketplace, or that any distributor will include or retain any new Company products in its catalogs and websites.

Exchange rates — The Company is exposed to foreign exchange rate risk.

Substantially all of the Company’s sales are in US dollars. As a result of the acquisition of Aquila in April 2021, the Company is subject to foreign exchange rate risk, both transactional and translational, which may negatively affect our financial performance. Transactional foreign exchange exposures result from exchange rate fluctuations, including in respect of the U.S. dollar and the Euro. Translational foreign exchange exposures result from exchange rate fluctuations in the conversion of the entity’s functional currency to U.S. dollars, consistent with the Company’s reporting currency, and may affect the reported value of the Company’s assets and liabilities and its income and expenses. In particular, the Company’s translational exposure may be impacted by movements in the exchange rate between the Euro against the U.S. dollar.

The Company may be subject to general economic, political and social factors.

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

Sales to overseas customers, including sales in China, accounted for approximately 34%, 34% and 42% of the Company’s net revenues for the year ended December 31, 2023, for the six-month transition period ended December 31, 2022 and fiscal year ended June 30, 2022. The high value of the U.S. dollar relative to foreign currencies can have a negative impact on sales because the Company’s products, which are paid in U.S. dollars, become more expensive to overseas customers.

Higher material and transportation costs over the last few years has resulted in significantly higher costs for some of the Company’s components. Such increased costs could have a negative effect on the Company’s future gross margins, if the Company is unable to pass such cost increases to its customers.

The Company may be adversely affected by global health pandemics, including the COVID-19 Pandemic.

The challenges posed by the COVID-19 pandemic on the global economy began to take effect and impact the Company’s operations at the end of the third quarter of the year ended June 30, 2020. At that time, the Company took appropriate action and put plans in place to diminish the effects of COVID-19 on its operations, enabling the Company to continue to operate with minor or temporary disruptions to its operations. The Bioprocessing Systems Operations’ Pittsburgh facility was shut down temporarily due to state mandates, however, the impact on operations was immaterial, and the Company has been able to retain its employees without furloughs or layoffs, in part, due to the Company’ receipt of two loans under the Federal Government’s Paycheck Protection Program (“PPP”). The Bioprocessing Systems Operations’ German operation, which was acquired on April 29, 2021, was negatively impacted in its ability to secure new orders because Aquila had historically relied on face-to-face meetings at trade shows for its sales opportunities. While it has participated in virtual trade shows, management believes that certain sales opportunities are lost as a result. The Company has not experienced and does not anticipate any material impact on its ability to collect its accounts receivable due to the nature of its customers, which are primarily distributors of laboratory equipment and supplies which have benefitted from the Pandemic due to the nature of the products and have the ability to pay. The Company has not experienced and does not anticipate any material impairment to its tangible and intangible assets, system of internal controls, or delivery and distribution of its products as a result of COVID-19, however the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration or worsening of the COVID-19 pandemic or another future pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

The Company is heavily dependent on outside suppliers for the components of its products.

The Company purchases most of its components from outside suppliers and relies on a few suppliers for some components, mostly due to cost considerations. Most of the Company’s suppliers, including its U.S. vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country, such as current and potential future tariffs. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier. However, alternate suppliers are not always feasible for various reasons including complexity and cost of toolings. A shortage of components or vendor inability to deliver due to shipping and cargo issues could halt production and have a material negative effect on the Company’s operations.

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

The Company’s patents related to its Bioprocessing Systems Operations pertaining to non-invasive sensor technology, which it licensed from University of Maryland Baltimore County, expired in August 2021.

As discussed above in detail, the Company’s Bioprocessing Operations through its Aquila division holds several patents in Europe and the US related to its products and underlying technology and has several patent applications pending in Europe and the United States of America, and sublicenses from third parties on a regular basis additional technology needed for its product development.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Any return to stockholders will therefore be limited to the appreciation in the value of their stock, if any.

Item 1B. Unresolved Staff Comment.

Not required for smaller reporting companies.

Item 2. Properties.

The Company’s executive office and principal manufacturing facility for its Benchtop Laboratory Equipment operations comprises approximately a total of 24,000 square feet. This facility is located in Bohemia, New York and is held under a lease with a term through October 2028. The Company leases a 1,200 square foot facility in Orangeburg, New York where it conducts its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, which expires in November 2024. The Company’s Bioprocessing Systems operations are conducted in a co-sharing office space in Pittsburgh, Pennsylvania, and a 5,252 square foot facility in Baesweiller, Germany which was renewed in December 2023 to extend the lease term to December 31, 2025, comprised of manufacturing, engineering, and administrative space.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The Company’s Common Stock is traded on the Over-The-Counter (“OTC”) Market, under the trading symbol “SCND”. The following table sets forth the low and high bid quotations at the end of each quarter for the year ended December 31, 2023, for the six month transition period ended December 31, 2022 and for fiscal 2022, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended	Low Bid($)	High Bid($)
09/30/21	4.99	10.80
12/31/21	5.00	7.50
03/31/22	5.51	6.50
06/30/22	4.73	6.13
09/30/22	4.95	6.00
12/31/22	5.17	6.00
03/31/23	4.93	5.50
06/30/23	4.24	5.00
09/30/23	3.75	4.75
12/31/23	2.06	3.70

As of March 27, 2024, there were 288 record holders of the Company’s Common Stock.

Recent sales of unregistered securities; use of proceeds from registered securities

Refer to Current Reports on Form 8-K filed with the SEC on December 11, 2023, December 15, 2023, December 22, 2023, January 22, 2024 as incorporated by reference for recent sales of unregistered securities.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. [Reserve]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the year ended December 31, 2023 and 2022 (unaudited), and the six month transition period ended December 31, 2022 and 2021 (unaudited), and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain statements contained in this report are not based on historical facts but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward- looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

                On November 4, 2022, the Board of Directors approved the change of the Company’s fiscal year end from June 30 to December 31 of each year. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the six-month transition period from July, 1, 2022 to December 31, 2022. In this Annual Report, the periods presented are the year ended December 31, 2023, the six-month transition period from July 1, 2022 to December 31, 2022 (which we sometimes refer to as the "six-month transition period ended December 31, 2022") and the year ended June 30, 2022 (which we sometimes refer to as "fiscal 2022"). For comparison purposes, we have also included unaudited data for the year ended December 31, 2022 and for the six months ended December 31, 2021.

Results of Operations.

The Company’s results are from the Benchtop Laboratory Equipment operations and the Bioprocessing Systems operations. The Company realized a loss from continuing operations before income tax benefit of $9,089,800 for the year ended December 31, 2023 compared to $12,501,200 for the year ended December 31, 2022 (unaudited), and $4,073,100 for the six month period ended December 31, 2022 compared to $2,853,600 for the six month period ended December 31, 2021 (unaudited). The decrease in the loss from continuing operations before income tax benefit for the year ended December 31, 2023 compared to year ended December 31, 2022 (unaudited) is principally due to the non-cash write-offs of goodwill impairment partially offset by increased operating expenses of its Bioprocessing Systems operations with the continuing expansion and integration following the acquisition of Aquila in April 2021, and corporate expenses. These expenses include significant amounts for product development, sales and marketing costs, and non-cash compensation expense related to stock options and depreciation and amortization, partially offset by the profits generated by the Benchtop Laboratory Equipment operations.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022 (Unaudited)

Net revenues for the year ended December 31, 2023 increased $231,800 (2.1%) to $11,111,500 from $10,879,700 for year ended December 31, 2022 (unaudited), reflecting an increase of approximately $186,500 in net sales in the Benchtop Laboratory Equipment operations. The Benchtop Laboratory Equipment sales of the Torbal division products increased to $3,657,400 from $2,696,700 for the year ended December 31, 2023 and 2022 (unaudited), partially offset by decreased sales of the Vortex-Genie products to $3,554,600 from $4,361,400 for the year ended December 31, 2023 and 2022 (unaudited). The increased sales of the Torbal division products benefitted from increased sales of its VIVID automated pill counter, while the decreased sales of the Genie division products reflected a post COVID-19 normalization sales from the Vortex-Genie 2 product, which had benefitted from sales for testing laboratories during the COVID-19 pandemic. The remaining $45,300 increase in net revenues for the year ended December 31, 2023 is primarily attributable to the Bioprocessing Systems Operations product sales from the Cell Growth Quantifier (“CGQ”) for Biomass monitoring in shake flasks, the Liquid Injection System (“LIS”) and to a smaller contribution, the new DOTS platform of bioprocessing products introduced during the year ended December 31, 2022.

The gross profit percentage for the year ended December 31, 2023 decreased to 45.9% from 47.2% for the year ended December 31, 2022 (unaudited), due primarily to increased materials, labor, and fixed overhead for the Benchtop Laboratory Equipment Operations, and the absence of royalties in the current year period for the Bioprocessing Systems Operations.

               General and administrative expenses for the year ended December 31, 2023 decreased by $225,600 (4.0%) to $5,417,900 compared to $5,643,500 for year ended December 31, 2022 (unaudited) due primarily to the consolidation of operations in the Bioprocessing Systems Operations within the Pittsburgh, Pennsylvania and Baesweiller, Germany facilities.

              Selling expenses for the year ended December 31, 2023 increased by $660,800 (14.0%) to $5,377,800 from $4,717,000 for the year ended December 31, 2022 (unaudited), primarily due to a increase in sales and marketing expenses and noncash stock compensation expense incurred by the Bioprocessing Systems Operations and by the Benchtop Laboratory Equipment operations principally due to increased sales and marketing expenses for the Torbal Division’s VIVID automated pill counter.

              Research and development expenses for the year ended December 31, 2023 increased $813,900 (29.6%) to $3,566,200 from $2,752,300 for the year ended December 31, 2022 (unaudited), due to increase development in the DOTS platform of bioprocessing products in the Bioprocessing Systems Operations and the Benchtop Laboratory Equipment Operations’ VIVID automated pill counter products.

                Impairment of goodwill and intangible assets for the years ended December 31, 2023 and 2022 (unaudited), were $0 and $4,331,600, respectively.  There was no impairment of goodwill and intangible assets for the year ended December 31, 2023.  For the year ended December 31, 2022 (unaudited), the Company recorded a $4,280,100 impairment of goodwill as a result of a goodwill impairment analysis, of which the Company determined the carrying value of the Bioprocessing Systems reporting unit exceeded its fair value and therefore the associated goodwill was impaired. In addition, the Company determined a technology intangible asset in the Bioprocessing segment was impaired and wrote it down by $51,500, net of accumulated amortization, to its estimated fair value of $0.

Total other income (expense), net for the year ended December 31, 2023 and 2022 (unaudited) was $170,100 and $(189,300), respectively. The increase was due primarily to net unrealized gain and interest income on investment securities compared to prior year unrealized loss.

The Company reflected income tax expense for continuing operations of $0 for the year ended December 31, 2023 compared to income tax expense of $3,128,100 for the year ended December 31, 2022 (unaudited).  The Company maintains a full valuation allowance of $9,302,300 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized in the future.  The income tax expense of $3,128,100 for the year ended December 31, 2022 (unaudited), reflects a full valuation allowance against the consolidated net deferred tax assets recorded in the current period as the Company determined the consolidated net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized in the future.  In the event in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As a result of the foregoing, the Company recorded a loss from continuing operations of $9,089,800 for the year ended December 31, 2023 compared to a loss from continuing operations of $15,629,300 for the year ended December 31, 2022 (unaudited).

The Company reflected net gain from discontinued operations of $3,300 for the year ended December 31, 2023, compared to a net loss of $12,900 for the year ended December 31, 2022 (unaudited).

As a result of the above, the Company recorded a net loss of $9,086,500 for the year ended December 31, 2023 compared to a net loss of $15,642,200 for the year ended December 31, 2022 (unaudited).

Six Month Transition Period Ended December 31, 2022 compared to the Six Month Period Ended December 31, 2021 (Unaudited)

Net revenues for the six month period ended December 31, 2022 decreased $520,800 (9.0%) to $5,237,800 from $5,758,600 for six month period ended December 31, 2021 (unaudited), reflecting a decrease of approximately $422,200 in net sales in the Benchtop Laboratory Equipment operations. The Benchtop Laboratory Equipment sales of the Torbal division products increased to $1,478,000 from $1,245,300 for the six month periods ended December 31, 2022 and 2021 (unaudited), partially offset by decreased sales of the Genie division products to $1,973,800 from $2,417,000 for the six month periods ended December 31, 2022 and 2021 (unaudited). The increased sales of the Torbal division products benefitted from increased sales of its VIVID automated pill counter, while the decreased sales of the Genie division products reflected a post COVID-19 normalization sales from the Vortex-Genie 2 product, which had benefitted from sales for testing laboratories during the COVID-19 pandemic. The remaining $98,600 decrease in net revenues for the six month period ended December 31, 2022 is primarily attributable to the Bioprocessing Systems Operations exclusion of royalty fees from sublicensed patents and technology under a license agreement which expired in August 2021, offset with new product sales from the new DOTS platform of bioprocessing products introduced during the current six month period ended December 31, 2022.

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

Year Ended June 30, 2022 compared to Year Ended June 30, 2021

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

As referenced in the “Explanatory Note” preceding Item 1 in our Annual Report on Form 10-KT, during the preparation of its audited financial statements for the six-month transition period from July 1, 2022 to December 31, 2022, the Company identified an error in the use of future projections and weighted average cost of capital used in the annual goodwill impairment testing of the Company’s Bioprocessing Systems segment. As a result of the annual goodwill impairment analysis, the Company determined the carrying value of the Bioprocessing Systems reporting unit exceeded its fair value and therefore the associated goodwill was impaired. Upon further analysis of the error, the Company determined that a goodwill impairment charge to the Bioprocessing Systems segment should have been applied in the fiscal year ended June 30, 2022. As a result of restating the fiscal year ended June 30, 2022 consolidated financial statements, the Company recorded a goodwill impairment charge of $4,280,100 to the goodwill of the Bioprocessing Systems reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit. There was no goodwill impairment charge for fiscal year ended June 30, 2021.

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

The Company reflected income tax expense for continuing operations of $2,390,800 for fiscal year ended June 30, 2022 compared to income tax benefit of $945,000 for fiscal year ended June 30, 2021. As referenced in Item (Explanatory Note) in our Annual Report on Form 10-KT, as a result of the restated consolidated financial statements for the year ended June 30, 2022, the Company recorded a full valuation allowance of $5,116,000 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and their for the Company recorded of full valuation allowance. The full valuation allowance of $5,116,000 was offset by a income tax benefit of $2,717,200. In the event that in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As a result of the foregoing, the Company recorded a loss from continuing operations of $13,672,500 for fiscal year ended June 30, 2022 compared to a loss from continuing operations of $3,110,000 for fiscal year ended June 30, 2021.

The Company reflected net income from discontinued operations of $4,400 for fiscal year ended June 30, 2022, compared to a net loss of $562,500 for fiscal year ended June 30, 2021, which is primarily due to loss on the sale of the majority of Altamira’s assets during fiscal year ended June 30, 2021.

As a result of the above, the Company recorded a net loss of $13,668,100 for fiscal year ended June 30 2022 compared to a net loss of $3,672,500 for fiscal year ended June 30, 2021

Liquidity and Capital Resources.

Cash and cash equivalents decreased by $1,131,000 to $796,100 as of December 31, 2023 from $1,927,100 as of December 31, 2022, primarily due to the increased operating costs from the Bioprocessing Systems operations and Corporate overhead. For the year ended December 31, 2023, the Company generated negative cash flows from operations of $6,155,100 and has an accumulated deficit of $27,485,100 as of December 31, 2023. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern.

In order to address these conditions, the Company has undertaken a number of strategic initiatives that management believes will provide sufficient funding to enable the Company to continue to operate as a going concern.

During 2023, the Company incurred certain expenses related to a pursued public offering and uplisting to the Nasdaq Capital Market, which was subsequently withdrawn by the Company. These were one-time costs that are non-recurring.

During the second half of the year ended December 31, 2023, the Company commenced to eliminate certain operating expenses in conjunction with its review of the strategic operational and product development plan for the Bioprocessing Systems Operations segment. The Company identified expenses which the Company does not anticipate replacing or to be recurring in the Company’s operational plans for the foreseeable future, primarily in the form of reduced number of employees and related employment expenses.  The Company is continuing to evaluate additional cost measures, that includes reductions in operation headcounts to continue to operate as a going concern.

During the fourth quarter of 2023, the Company raised $6,283,224 of equity financing. An additional $716,776 of equity financing was raised in January 17, 2024.

As a result of the above actions, the Company believes that it will be able to meet its cash flow needs during the next 12 months from cash and investment securities on-hand, cash derived from its Benchtop Laboratory Equipment Operations, and availability of the Company’s line of credit.

Net cash used in operating activities was $6,155,000 for the year ended December 31, 2023 and $6,108,200 for the year ended December 31, 2022 (unaudited). The increase is primarily due increased operational costs from the Bioprocessing Systems operations and Corporate overhead in the current period.

Net cash (used) or provided by investing activities was $(735,100) for the year ended December 31, 2023 compared to $1,441,000 for the year ended December 31, 2022 (unaudited). The decrease is primarily due to a increase in purchase of investment securities over the redemption of investment securities in the current period.

Net cash provided by financing activities was $5,751,200 for the year ended December 31, 2023 compared to $2,470,100 for the year ended December 31, 2022 (unaudited). The increase is primarily due to the current period $5,751,200 net proceeds from the issuance of common stock and warrants compared to the prior period $2,727,200 net proceeds from the issuance of common stock and warrants.

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

Fair Value Estimates

Goodwill and Finite Lived Intangible Assets and Long-Lived Assets, Net

Goodwill – Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of Accounting Standards Codification (“ASC”) No. 350, “Intangibles- Goodwill and Other” (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.

As of December 31, 2023, the Company had two reporting units, the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems. Goodwill is tested for impairment by reporting unit on an annual basis as of December 31, the last day of its fiscal year, and in the interim if events and circumstances indicate that goodwill may be impaired. Prior to the change in the Company’s fiscal year from the last day of June to a calendar fiscal year end, goodwill was tested for impairment on an annual basis as of June 30, the last day of its then fiscal year, and in the interim if events and circumstances indicated that goodwill may be impaired. The voluntary change is preferable under the circumstances as a better alignment with the Company’s strategic planning and forecasting process given the Company’s change in fiscal year end. The events and circumstances that are considered in the Company’s goodwill impairment testing include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is first assessed using a qualitative approach.  If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed.  The quantitative analysis involves a comparison of the fair value of the reporting unit with its carrying amount.  The fair value is determined using the income approach, which utilizes the present value of expected future cash flows for each reporting unit based on estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The assumptions used to estimate future cash flows and the development of forecasts used in the fair value determination were based on assumptions made using the best information available at the time, subject to inherent risk and judgement. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. To the extent additional information arises, market conditions change, or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

During the year ended December 31, 2023, the Company performed the annual goodwill impairment analysis. The Company elected to perform the qualitative analysis for the Benchtop Laboratory Equipment Operation reporting unit. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit. In completing these assessments, the Company noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount.

As of December 31, 2023 and 2022 there was no remaining goodwill to the Bioprocessing System reporting unit. For the fiscal year ended June 30, 2022, the Company recorded a goodwill impairment charge of $4,280,100 to the goodwill of the Bioprocessing Systems reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit.

Intangible assets – Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, websites, intellectual property in-process research and development (“IPR&D”), trademarks and trade names. All intangible assets are amortized on a straight-line basis over the estimated useful lives of the respective assets, generally 3 to 10 years. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. The Company reviews the recoverability of our finite-lived intangible assets and long-lived assets, when events or conditions occur that indicate a possible impairment exists. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. The assessment for recoverability is based primarily on our ability to recover the carrying value of its long-lived and finite-lived intangible assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows.

The Company recognized a impairment of intangible assets of $0, $51,500 and $0, for the year ended December 31, 2023, for the six month transition period ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively. The impairment charge is attributable to a technology intangible asset in the Bioprocessing segment, written down by $51,500, net of accumulated amortization, to its estimated fair value of $0.

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

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), the Company evaluated the deferred tax assets to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard of whether the deferred tax assets will be realized. As of and for the year ended December 31, 2023, the Company maintains a full valuation allowance of $9,302,300 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. During the six months ended December 31, 2022, the Company recorded a full valuation allowance of $1,302,600 to the period change in the net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. As of and for the fiscal year ended June 30, 2022, the Company recorded a full valuation allowance of $5,116,000 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized. In the event that in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2023 and 2022, and June 30, 2022, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the fiscal years ended June 30, 2020 and after. The Company is currently open to audit under the statute of limitations by German tax authorities for the years ended December 31, 2018. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements required by this item are attached hereto on pages F1-F36.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

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

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") which is to be filed with the SEC and is hereby incorporated by reference.

Item 11—Executive Compensation

The information required under this item is incorporated by reference to the 2023 Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the 2023 Proxy Statement.

Item 13—Certain Relationships and Related Party Transactions, and Director Independence

The information required under this item is incorporated by reference to the 2023 Proxy Statement.

Item 14—Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. The required financial statements of the Company are attached hereto on pages F1-F36.

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

3(g)

Certificate of Amendment of Certificate of Incorporation of Scientific Industries, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 11, 2023 and incorporated by reference thereto).

4	Instruments defining the rights of security holders:

4(a)	2002 Stock Option Plan (filed as Exhibit 99-1 to the Company’s Current Report on Form 8-K filed on November 25, 2002 and incorporated by reference thereto).

4(b)	2012 Stock Option Plan (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 23, 2012 and incorporated by reference thereto).

4(c)	Amendment to the Company’s 2012 Stock Option Plan (Filed as Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated by reference thereto).

4(d)	Form of Warrant issued by the Company to Investors (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020, and incorporated by reference thereto).

4(e)	Amendment No. 2 to Scientific Industries, Inc. 2012 Stock Option Plan (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2021 and incorporated by reference thereto).

4(f)	2022 Equity Incentive Plan to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated by reference thereto).

4(g)	Form of Warrant issued by the Company to Investors (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023, and incorporated by reference thereto).

4(h)	Amendment No.1 to 2022 Equity Incentive Plan filed as Exhibit 4 within this Form 10-K

10	Material Contracts:

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

10(kk)

Securities Purchase Agreement dated March 2, 2022 between the Company and Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2022, and incorporated by reference thereto).

10(ll)

Employment Agreement dated June 30, 2023, by and between the Company and Mr. Averilla (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 07,2023, and incorporated by reference thereto).

10(mm)

Securities Purchase Agreement dated December 13, 2023 between the Company and Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2023, and incorporated by reference thereto).

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2024	SCIENTIFIC INDUSTRIES, INC.
(Registrant)

/s/Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

Date: March 29, 2024	SCIENTIFIC INDUSTRIES, INC.
(Registrant)

/s/Reginald Averilla
Reginald Averilla Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Helena R. Santos	President, Chief Executive Officer, and Treasurer	March 29, 2024
Reginald Averilla	Chief Financial Officer	March 29, 2024
John A. Moore	Chairman of the Board	March 29, 2024
Christopher Cox	Director	March 29, 2024
Marcus Frampton	Director	March 29, 2024
Jurgen Schumacher	Director	March 29, 2024
John Nicols	Director	March 29, 2024

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONTENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB firm ID 339)	F-2

Report of independent registered public accounting firm (PCAOB firm ID 324)	F-3

Report of independent registered public accounting firm (PCAOB firm ID 103)	F-4

Consolidated financial statements:

Consolidated Balance Sheets as of December 31, 2023 and 2022, and June 30, 2022	F-6

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2023, for the Six Months Ended December 31, 2022 and for the Year Ended June 30, 2022	F-7

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2023, for the Six Months Ended December 31, 2022 and for the Year Ended June 30, 2022	F-8

Consolidated Statements of Cash Flows for the Year Ended December 31, 2023, for the Six Months Ended December 31, 2022 and for the Year Ended June 30, 2022	F-9

Notes to financial statements	F-10 – F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Scientific Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Scientific Industries, Inc. (the “Company”) as of December 31, 2023 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter due to inherent complexities and uncertainties related to the Company’s projections of operations. Auditing management’s going concern assessment involved especially challenging auditor judgment and audit effort due to the nature and extent of effort required to address these matters, including cost projections and revenue growth.

Our audit procedures related to the Company’s assessment of its ability to continue as a going concern included the following among others:

•	We evaluated the reasonableness of key assumptions used in the cash flow projections underlying management’s conclusion that there was not substantial doubt about the Company’s ability to continue as a going concern.
•	We assessed management’s cash flow projections in the context of other audit evidence obtained during the audit and historical performance to determine whether it was contradictory to the conclusion reached by management.
•	We assessed whether the Company’s determination that there was not substantial doubt about its ability to continue as a going concern was adequately disclosed in Note 1 to the financial statements.

 /s/ Mazars USA LLP

We have served as the Company’s auditor since 2023.

New York, NY

March 29, 2024

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

The financial statements of the Company as of June 30, 2022, before restatement, were audited by other auditors whose report dated September 28, 2022, expressed an unqualified opinion on those statements. We also audited the adjustments described in Note 19 in the Form 10-KT filed on April 17, 2023, that were applied to the June 30, 2022, financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

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

Melville, New York

September 28, 2022

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2023	As of December 31, 2022	As of June 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$796,100	$1,927,100	$2,971,100
Investment securities	4,928,700	4,272,100	6,391,600
Trade accounts receivable, less allowance for doubtful accounts of $15,600, $33,600 and $15,600 at December 31, 2023 and 2022 and June 30, 2022	1,157,100	1,312,900	1,501,400
Inventories	4,883,900	4,859,600	4,696,300
Income tax receivable	161,400	161,400	161,100
Prepaid expenses and other current assets	413,500	456,800	547,600
Assets of discontinued operations	-	-	200
Total current assets	12,340,700	12,989,900	16,269,300

Property and equipment, net	1,082,300	1,163,200	1,005,600
Goodwill	115,300	115,300	115,300
Other intangible assets, net	1,249,900	1,763,000	2,079,800
Inventories	609,000	606,000	-
Operating lease right-of-use assets	1,273,900	1,373,600	1,475,500
Other assets	59,400	58,200	62,400
Total assets	$16,730,500	$18,069,200	$21,007,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$711,700	$887,300	$1,105,900
Accrued expenses	777,900	821,800	796,000
Contract liabilities	23,600	134,400	29,000
Lease liabilities, current portion	324,100	276,900	299,300
Total current liabilities	1,837,300	2,120,400	2,230,200

Lease liabilities, less current portion	1,007,800	1,156,200	1,239,600
Total liabilities	2,845,100	3,276,600	3,469,800

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000, 20,000,000 and 20,000,000 shares authorized; 10,145,211, 7,023,401 and 7,023,401 shares issued; 10,145,211, 7,003,599 and 7,003,599 shares outstanding at December 31, 2023 and 2022 and June 30, 2022	507,300	351,200	351,200
Additional paid-in capital	40,844,600	32,900,800	31,664,100
Accumulated comprehensive income (loss)	18,600	(8,400)	(105,600)
Accumulated deficit	(27,485,100)	(18,398,600)	(14,319,200)
	13,885,400	14,845,000	17,590,500
Less common stock held in treasury at cost, 0, 19,802 and 19,802 shares at December 31, 2023 and 2022 and June 30, 2022	-	52,400	52,400
Total shareholders’ equity	13,885,400	14,792,600	17,538,100

Total liabilities and shareholders’ equity	$16,730,500	$18,069,200	$21,007,900

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2023	2022	2022

Revenues	$11,111,500	$5,237,800	$11,400,500

Cost of revenues	6,009,500	2,919,700	5,663,800

Gross profit	5,102,000	2,318,100	5,736,700

Operating expenses:
General and administrative	5,417,900	2,658,800	5,816,600
Selling	5,377,800	2,349,000	4,310,800
Research and development	3,566,200	1,395,800	2,873,300
Impairment of goodwill and intangible asset	-	51,500	4,280,100

Total operating expenses	14,361,900	6,455,100	17,280,800

Loss from operations	(9,259,900)	(4,137,000)	(11,544,100)

Other income (expense):
Other income (expense), net	62,900	63,900	185,100
Interest income	107,200	-	77,300
Total other income (expense), net	170,100	63,900	262,400

Loss from continuing operations before income tax expense (benefit)	(9,089,800)	(4,073,100)	(11,281,700)

Income tax (benefit), current	-	-	(99,200)
Income tax expense	-	-	2,490,000
Total Income tax expense	-	-	2,390,800

Loss from continuing operations	(9,089,800)	(4,073,100)	(13,672,500)

Discontinued operations:

Gain (loss) from discontinued operations, net of tax	3,300	(6,300)	4,400

Net loss	(9,086,500)	(4,079,400)	(13,668,100)

Comprehensive gain (loss):
Unrealized holding gain (loss) on investment securities, net of tax	1,600	8,600	(10,200)
Foreign currency translation gain (loss)	25,400	88,600	(86,200)
Comprehensive gain (loss)	27,000	97,200	(96,400)

Total comprehensive loss	$(9,059,500)	$(3,982,200)	$(13,764,500)

Basic and Diluted loss per common share

Continuing operations	$(1.27)	$(0.58)	$(2.06)
Discontinued operations	$-	$-	$-
Consolidated operations	$(1.27)	$(0.58)	$(2.06)

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity

Balance June 30, 2021	6,477,945	324,000	26,613,500	(9,200)	(651,100)	19,802	52,400	26,224,800

Net loss	-	-	-	-	(13,668,100)	-	-	(13,668,100)

Issuance of Common Stock and Warrants, net of issuance costs (Note 12)	545,456	27,200	2,700,000	-	-	-	-	2,727,200

Foreign currency translation adjustment	-	-	-	(86,200)	-	-	-	(86,200)

Unrealized holding loss on investment securities, net of tax	-	-	-	(10,200)	-	-	-	(10,200)

Stock-based compensation	-	-	2,350,600	-	-	-	-	2,350,600

Balance June 30, 2022	7,023,401	$351,200	$31,664,100	$(105,600)	$(14,319,200)	19,802	$52,400	$17,538,100

Net loss	-	-	-	-	(4,079,400)	-	-	(4,079,400)

Foreign currency translation adjustment	-	-	-	88,600	-	-	-	88,600

Unrealized holding gain on investment securities, net of tax	-	-	-	8,600	-	-	-	8,600

Stock-based compensation	-	-	1,236,700	-	-	-	-	1,236,700

Balance December 31, 2022	7,023,401	$351,200	$32,900,800	$(8,400)	$(18,398,600)	19,802	$52,400	$14,792,600

Net loss	-	-	-	-	(9,086,500)	-	-	(9,086,500)

Issuance of Common Stock and Warrants, net of issuance costs (Note 12)	3,141,612	157,100	3,481,300	-	-	-	-	3,638,400

Fair value modification of warrants recorded as stock issuance costs	-	-	2,112,800	-	-	-	-	2,112,800

Issuance of warrants	-	-	161,000	-	-	-	-	161,000

Foreign currency translation adjustment	-	-	-	25,400	-	-	-	25,400

Unrealized holding gain on investment securities, net of tax	-	-	-	1,600	-	-	-	1,600

Retirement of treasury stock	(19,802)	(1,000)	(51,400)	-	-	(19,802)	(52,400)	-

Stock-based compensation	-	-	2,240,100	-	-	-	-	2,240,100

Balance December 31, 2023	10,145,211	$507,300	$40,844,600	$18,600	$(27,485,100)	0	$-	$13,885,400

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,	Six months ended December 31,	Year ended June 30,
	2023	2022	2022
Operating activities:
Net loss	$(9,086,500)	$(4,079,400)	$(13,668,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	-	17,300	-
Extinguishment of debt	-	-	(433,800)
Impairment of goodwill and intangible asset	-	51,500	4,280,100
Depreciation and amortization	754,000	380,800	688,200
Stock-based compensation	2,240,100	1,236,700	2,350,600
Fair value on issuance of warrants	161,000	-	-
Loss/(Gain) on sale of investment securities	92,300	89,200	32,700
Unrealized holding (gain)/loss on investment securities	(143,400)	(18,900)	233,700
Change in fair value of contingent consideration	-	-	(42,500)
Deferred income taxes	-	-	2,490,000
Carrying value of right of use assets	105,200	103,800	(810,200)
Changes in operating assets and liabilities:
Trade accounts receivable	119,100	175,600	(206,700)
Inventories	(13,100)	(733,600)	(1,719,200)
Prepaid and other current assets	47,400	89,400	(207,800)
Income tax receivable	-	(300)	172,200
Other assets	(1,200)	4,200	(8,100)
Accounts payable	(222,400)	(191,500)	652,400
Accrued expenses and taxes	10,100	27,300	180,300
Contract liabilities	(110,800)	106,500	29,000
Lease Liabilities	(106,800)	-	807,900
Other long term liabilities	-	(107,600)	(10,900)

Net cash used in operating activities	(6,155,000)	(2,849,000)	(5,190,200)

Investing activities:
Redemption of investment securities	5,314,000	2,404,200	2,709,800
Purchase of investment securities	(5,917,400)	(346,200)	(5,634,500)
Capital expenditures	(131,700)	(253,000)	(757,600)
Purchase of other intangible assets	-	(1,500)	(67,000)

Net cash provided by (used) in investing activities	(735,100)	1,803,500	(3,749,300)

Financing activities:
Proceeds from issuance of common stock	6,283,200	-	3,000,000
Issuance cost of common stock and warrants	(532,000)	-	(272,800)
Payments of contingent consideration	-	-	(98,800)
Bank overdraft	-	-	(321,700)

Net cash received in financing activities	5,751,200	-	2,306,700

Effect of changes in foreign currency exchange rates on cash and cash equivalents	7,900	1,500	(71,300)

Net (decrease) increase in cash and cash equivalents	(1,131,000)	(1,044,000)	(6,704,100)
Cash and cash equivalents, beginning of period	1,927,100	2,971,100	9,675,200
Cash and cash equivalents, end of period	$796,100	$1,927,100	$2,971,100

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	-	-	-
Noncash financing activities:
Record right-of-use assets	$166,400	$104,326	$1,010,900
Record lease liabilities	$166,400	$104,642	$1,010,400

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO SOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment, weight and measurement, and bioprocessing products. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory and pharmacy equipment. Additionally, the Company has two other locations in Pittsburgh, Pennsylvania and Baesweiller, Germany, where it designs and produces a variety of bioprocessing products, and an administrative facility in Orangeburg, New York related to sales and marketing. The products, which are sold to customers worldwide, include mixers, shakers, stirrers, refrigerated incubators, pharmacy balances and scales, force gauges, bioprocessing sensors and analytical tools. The Company also sublicensed certain patents and technology under a license agreement which expired in August 2021 and received royalty fees from the sublicenses.

Change in Fiscal Year

The Company’s Board of Directors approved the change in the Company’s fiscal year end to December 31 from June 30, effective November 9, 2022. In connection with this change, the Company previously filed a Transition Report on Form 10-KT to report the results of the six month transition period from July, 2022 to December 31, 2022.  In this Annual Report, the periods presented are the year ended December 31, 2023, the six-month transition period from July 1, 2022 to December 31, 2022 (which the Company sometimes refer to “the six months ended December 31, 2022”) and the fiscal year ended June 30, 2022 (which the Company sometimes refer to “fiscal 2022”).

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

Management’s Plans

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. For the year ended December 31, 2023, the Company generated negative cash flows from operations of $6,155,000 and has an accumulated deficit of $27,485,100 as of December 31, 2023.

In order to address these conditions, the Company has undertaken a number of strategic initiatives that management believes will provide sufficient funding to enable the Company to continue to operate as a going concern.

During 2023, the Company incurred certain expenses related to a pursued public offering and uplisting to the Nasdaq Capital Market, which was subsequently withdrawn by the Company. These were one-time costs that are non-recurring.

During the second half of the year ended December 31, 2023, the Company commenced to eliminate certain operating expenses in conjunction with its review of the strategic operational and product development plan for the Bioprocessing Systems Operations segment. The Company identified expenses which the Company does not anticipate replacing or to recurring in the Company’s operational plans for the foreseeable future, primarily in the form of reduced number of employees and related employment expenses.  The Company is continuing to evaluate additional cost measures, that includes reductions in operation headcounts to continue to operate as a going concern.

As disclosed in Note 12, during the fourth quarter of 2023, the Company raised $6,283,224 of equity financing . An additional $716,776 of equity financing was raised in January 2024 as disclosed in Note 17.

As a result of the above actions, as of March 29, 2024, the Company believes that it will be able to meet its cash flow needs during the next 12 months from cash and investment securities on-hand, cash derived from its Benchtop Laboratory Equipment Operations, and availability of the Company’s line of credit.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation allowance of net, deferred taxes. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Nature of Products and Services

The Company generates revenues from the following sources: (1) Benchtop Laboratory Equipment and (2) Bioprocessing Systems.

Benchtop laboratory equipment sales comprise primarily of standard benchtop laboratory equipment from its stock to laboratory equipment distributors, or to end users primarily via e- commerce. The sales cycle from time of receipt of order to shipment is very short varying from a day to a few weeks. Customers either pay by credit card (online sales) or Net 30-90, depending on the customer. Revenue is recognized at the point in time when the item is shipped. Once the item is shipped under the FOB terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. Warranty usually comprises of one to two year parts and labor and is deemed immaterial.

Bioprocessing Systems sales comprise primarily of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics. Products offered for sale include the Cell Growth Quantifier (“CGQ”) for Biomass monitoring in shake flasks, the Liquid Injection System (“LIS”) for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring. Revenue is recognized at the point in time when the item is shipped. The Company, through SBI, sublicensed certain patents and technology it held relating to bioprocessing products exclusively under a license which expired in August 2021, with the University of Maryland, Baltimore County (“UMBC”), for which it received royalties for such patents and technology. The Company was obligated to pay 50% of all royalties received to the entity that licensed the intellectual property to UMBC.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2023 and 2022, and June 30, 2022, $166,000, $1,082,100 and $1,984,300, respectively, of cash balances were in excess of such limit.

Allowance for Credit Losses - Accounts Receivable

The allowance for credit losses required under ASC 326 is a valuation account that is deducted from the accounts receivables’ amortized cost basis on the Company’s condensed consolidated balance sheets. The Company’s accounts receivables are generated from the sales revenue derived from the Company’s Benchtop Laboratory Equipment and Bioprocessing Systems segments. The Company elected to estimate expected losses using an analytical model based on methods that utilize the accounts receivable aging schedule. This analytical model incorporates historical loss activity, geographic location, customer-specific information, collection terms and customer amounts. The Company evaluates the estimated allowance on an aggregate basis as each individual account receivable shares similar risk characteristics. Upon adoption of ASC 326 using the modified retrospective transition method and as of December 31, 2023, the Company determined that the allowance for credit losses, if any, is immaterial as of adoption date and the Company will continue to evaluate the accounts receivable portfolio on an on-going basis.

The allowance for doubtful accounts as of December 31, 2023 and 2022 and June 30, 2022, was $15,600, $33,600 and $15,600, respectively.

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

As of December 31, 2023, the Company had two reporting units, the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems. Goodwill is tested for impairment by reporting unit on an annual basis as of December 31, the last day of its fiscal year, and in the interim if events and circumstances indicate that goodwill may be impaired. Prior to the change in the Company’s fiscal year from the last day of June to a calendar fiscal year end, goodwill was tested for impairment on an annual basis as of June 30, the last day of its then fiscal year, and in the interim if events and circumstances indicated that goodwill may be impaired. The voluntary change is preferable under the circumstances as a better alignment with the Company’s strategic planning and forecasting process given the Company’s change in fiscal year end. The events and circumstances that are considered in the Company’s goodwill impairment testing include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is first assessed using a qualitative approach.  If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed.  The quantitative analysis involves a comparison of the fair value of the reporting unit with its carrying amount.  The fair value is determined using the income approach, which utilizes the present value of expected future cash flows for each reporting unit based on estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The assumptions used to estimate future cash flows and the development of forecasts used in the fair value determination were based on assumptions made using the best information available at the time, subject to inherent risk and judgement. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. To the extent additional information arises, market conditions change, or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

During the year ended December 31, 2023, the Company performed the annual goodwill impairment analysis. The Company elected to perform the qualitative analysis for the Benchtop Laboratory Equipment Operation reporting unit. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit. In completing these assessments, the Company noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount.

As of December 31, 2023 and 2022 there was no remaining goodwill to the Bioprocessing System reporting unit. For the fiscal year ended June 30, 2022, the Company recorded a goodwill impairment charge of $4,280,100 to the goodwill of the Bioprocessing Systems reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit.

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

The Company recognized a impairment of intangible assets of $0, $51,500 and $0, for the year ended December 31, 2023, the six month transition period ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively. The impairment charge is attributable to a technology intangible asset in the Bioprocessing segment, written down by $51,500, net of accumulated amortization, to its estimated fair value of $0.

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, “Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets (“ASC No. 360-10”). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. The Company concluded as of December 31, 2023 and 2022 and June 30, 2022, respectively, there was no impairment of long-lived assets.

Leases

The Company accounts for its leases under ASC 842, Leases. The Company determines whether an agreement contains a lease at inception based on the Company’s right to obtain substantially all of the economic benefits from the use of the identified asset and its right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the Right-Of-Use (“ROU”) assets represent the Company’s right to use the underlying assets for the respective lease terms. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The ROU asset is further adjusted to account for previously recorded lease expenses such as deferred rent and other lease liabilities. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate as the discount rate to calculate the present value of future lease payments, which was the interest rate that its bank would charge for a similar loan.

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

 Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $474,200, $433,500 and $628,700 for the year ended December 31, 2023, for the six months ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively.

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

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2023 and 2022 and June 30, 2022, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the fiscal years ended June 30, 2020 and after. The Company is currently open to audit under the statute of limitations by German tax authorities for the years ended December 31, 2018. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings or loss per common share includes the dilutive effect of stock options and warrants, if any. The Company was in a net loss position during the year ended December 31, 2023, for the six months ended December 31, 2022 and for the year ended June 30, 2022, respectively, therefore the basic loss per share is the same as dilutive loss per share as the inclusion of the weighted-average number of all potential dilutive common shares which consists of stock options and warrants are anti-dilutive.

Reclassifications

Certain balances from the six months ended December 31, 2022 and for the year ended June 30, 2022 have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted ASU 2016-13 beginning January 1, 2023, with no material impact to its consolidated financial position or results of operations.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 and June 30, 2022, respectively, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$4,928,700	$-	$-	$4,928,700
Total	$4,928,700	$-	$-	$4,928,700

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,927,100	$-	$-	$1,927,100
Investment securities	4,035,500	236,600	-	4,272,100

Total	$5,962,600	$236,600	$-	$6,199,200

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,971,100	$-	$-	$2,971,100
Investment securities	5,276,600	1,115,000	-	6,391,600

Total	$8,247,700	$1,115,000	$-	$9,362,700

Investments in marketable securities by security type as of December 31, 2023 and 2022 and June 30, 2022, respectively, consisted of the following:

As of December 31, 2023:	Cost	Fair Value	Unrealized Holding Gain (Loss)
Mutual funds	$4,929,300	$4,928,700	$(600)
Total	$4,929,300	$4,928,700	$(600)

As of December 31, 2022:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$118,900	$154,600	$35,700
Mutual funds	4,063,100	3,880,900	(182,200)
Debt Securities	235,400	236,600	1,200
Total	$4,417,400	$4,272,100	$(145,300)

As of June 30, 2022:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Equity securities	$118,800	$151,000	$32,200
Mutual funds	5,299,500	5,125,600	(173,900)
Debt Securities	1,114,100	1,115,000	900
Total	$6,532,400	$6,391,600	$(140,800)

4. Inventories

	As of December 31,		As of June 30,
	2023	2022	2022
Raw materials	$3,436,300	$3,703,900	$3,298,300
Work-in-process	23,200	66,700	55,300
Finished goods	2,033,400	1,695,000	1,342,700
Total Inventories	$5,492,900	$5,465,600	$4,696,300

Inventories - Current Asset	$4,883,900	$4,859,600	$4,696,300
Inventories - Noncurrent Asset	609,000	606,000	-

5. Property and Equipment, Net

	Useful Lives	As of December 31,		As of June 30,
	(Years)	2023	2022	2022
Automobiles	5	$22,000	$22,000	$22,000
Computer equipment	3-5	497,300	432,700	327,700
Machinery and equipment	3-7	1,624,300	1,533,000	1,364,900
Furniture and fixtures	4-10	108,500	105,200	105,200
Leasehold improvements	3-10	279,600	272,400	268,900
		2,531,700	2,365,300	2,088,700

Less accumulated depreciation		$1,449,400	$1,202,100	$1,083,100

Property and Equipment, Net		$1,082,300	$1,163,200	$1,005,600

Depreciation expense was $240,900, $115,200 and $145,300 for the year ended December 31, 2023, for the six months ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively.

During the year ended December 31, 2023, the six months ended December 31, 2022 and the fiscal year ended June 30, 2022, respectively, the Company wrote off fully depreciated property and equipment assets for the cost amount of $38,600, $0, and $0, respectively, and for the accumulated depreciated amount of $38,600, $0 and $0, respectively.

6. Goodwill and Finite Lived Intangible Asset

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $115,300 as of December 31, 2023 and 2022 and June 30, 2022, respectively, all of which is expected to be deductible for tax purposes.

The components of finite lived intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
As of December 31, 2023
Technology, trademarks	3-10 yrs.	$1,216,800	$870,900	$345,900
Trade names	3-6 yrs.	592,300	341,600	250,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	193,600	178,600
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	797,600	262,900
Patents	5-7 yrs.	595,800	384,000	211,800
		$4,341,600	$3,091,700	$1,249,900

	Useful Lives	Cost	Accumulated Amortization	Net
As of December 31, 2022
Technology, trademarks	3-10 yrs.	$1,216,800	$721,700	$495,100
Trade names	3-6 yrs.	592,300	266,000	326,300
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	163,800	208,400
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	602,000	458,500
Patents	5-7 yrs.	595,800	321,100	274,700
		$4,341,600	$2,578,600	$1,763,000

	Useful Lives	Cost	Accumulated Amortization	Net
As of June 30, 2022
Technology, trademarks	3-10 yrs.	$1,278,900	$653,400	$625,500
Trade names	3-6 yrs.	592,300	228,200	364,100
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	143,300	228,900
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	504,200	556,300
Patents	5-7 yrs.	594,300	289,300	305,000
		$4,402,200	$2,322,400	$2,079,800

Total amortization expense was $513,100, $265,600 and $542,900 for the year ended December 31, 2023, for the six months ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively.

Estimated future amortization expense of intangible assets as of December 31, 2023 is as follows:

As of December 31,
2024	$509,600
2025	371,500
2026	193,800
2027	92,600
2028	41,800
2029	40,600
Total	$1,249,900

Impairment Loss

As of December 31, 2023 and 2022, respectively, there was no remaining goodwill to the Bioprocessing System reporting unit. For the fiscal year ended June 30, 2022, the Company recorded a goodwill impairment charge of $4,280,100 to the goodwill of the Bioprocessing Systems reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit.

The Company recognized a impairment of intangible assets of $0, $51,500 and $0, for the year ended December 31, 2023, for the six month transition period ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively. The impairment charge is attributable to a technology intangible asset in the Bioprocessing segment, written down by $51,500, net of accumulated amortization, to its estimated fair value of $0.

7. Line of Credit

The Company has a Demand Line of Credit through December 2024 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at 8.50%. The agreement does not contain any financial covenants and borrowings are secured by a pledge of the Company’s assets including inventory, accounts receivable, chattel paper, equipment and general intangibles of the Company. The borrowings outstanding under the line of credit as of December 31, 2023 and 2022 and June 30, 2022, are $50,000, $0 and $0, respectively.

8. Commitments and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of December 31, 2023, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Employment Agreements

The Company has an employment agreement with its Chief Executive Officer and President, which expires on June 30, 2025. The agreement contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for “cause” or the President terminates the employment for “good reason”, the President will have the right to receive a lump sum payment equal to three times the average of their total annual compensation paid for the last five years preceding such termination. The employment agreement also contains a termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination.

The Company has an employment agreement with its Chief Financial Officer, which expires on June 30, 2025. The agreement contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for “cause” or the employee terminates the employment for “good reason”, the employee will have the right to receive a lump sum payment equal to one times the average of their total annual compensation paid for the last five years preceding such termination. The employment agreement also contains a termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination.

The Company has an employment agreement with its Chairman, which expires on June 30, 2024. The employment agreement contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the employee resigns for “good reason”(as such term is defined in the agreement) , the Company shall pay severance payments equal to either one year’s salary at the rate of the compensation at the time of termination is employee is terminated within 12 months of the date of the agreement or six months’ salary is the employee is terminated after 12 months of the date of the agreement. The Company will continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment.

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

9. Related Parties

Consulting Agreement

The Company’s consulting agreement with Mr. Joseph G. Cremonese, a Director of the Company, and his affiliate which provided consulting services on product development, expired on December 31, 2021. The agreement provided that the consultant be paid a monthly retainer fee of $9,000, plus a grant of 20,000 options which were awarded during the year ended June 30, 2020. Consulting expense related to this agreement amounted to $0, $0 and $55,200, for the year ended December 31, 2023, for the six months ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively.

The Company’s consulting agreement with Mr. Reinhard Vogt, a former Director of the Company, and his affiliate which provided consulting services was terminated on April 1, 2022. The agreement provided that the consultant be paid a monthly retainer fee of 12,500 euros. The Company paid fees of $0, $0 and $215,700 for the year ended December 31, 2023, for the six months ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively.

10. Leases

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) which was amended in September 2021 to increase the space by approximately 25% and extend the lease term through October 2028. The Company’s Bioprocessing Systems operations are conducted in co-sharing office space in Pittsburgh, Pennsylvania, and a 5,252 square foot facility in Baesweiller, Germany, which was renewed in December 2023 to extend the lease term to December 31, 2025, comprised of manufacturing, engineering, and administrative space. In August and September 2022, the Company entered into two lease agreements to lease motor vehicles for certain employees. The contractual period of each lease is 36 months and the lease was determined to qualify for operating lease treatment upon the lease commencement date. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities, and any rent escalations incorporated within the leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

	As of
	December 31, 2023	December 31, 2022	June 30, 2022
Weighted Average Years	4.35	5.42	5.92
Weighted Average Discount	5.43%	5.00%	5.00%

	Year ended December 31, 2023	Six Months Ended December 31, 2023	Year ended June 30, 2022
Total Cash Payment	$334,600	$186,000	$344,500

The Company’s approximate future minimum rental payments under all operating leases as of December 31, 2023 are as follows:

Year ended December 31,	Amount
2024	$387,900
2025	360,500
2026	266,600
2027	274,600
2028	201,000
Total future minimum payments	$1,490,600
Less: Imputed interest	(158,700)
Total Present Value of Operating Lease Liabilities	$1,331,900

11. Loss Per Common Share

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

	Year ended December 31,	Six months ended December 31,	Year ended June 30,
	2023	2022	2022
Weighted average number of common shares outstanding	10,145,211	7,003,599	6,637,471
Effect of dilutive securities:	-		-
Weighted average number of dilutive common shares outstanding	10,145,211	7,003,599	6,637,471

Basic and diluted loss per common share:
Continuing operations	$(1.27)	$(0.58)	$(2.06)
Discontinued operations	$0	$0	$0
Consolidated operations	$(1.27)	$(0.58)	$(2.06)

Approximately 1,120,097 and 7,856,203 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended December 31, 2023.

Approximately 28,645 and 18,481 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the six months ended December 31, 2022.

Approximately 39,086 and 0 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the fiscal year ended June 30, 2022.

12. Common Stock and Warrants

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

On November 29, 2023, the board of directors of the Company adopted a resolution approving a certificate of amendment to the Company’s Certificate of Incorporation, as amended, to increase in the number of authorized shares of common stock of the Company from 20,000,000 shares of common stock, par value $0.05 per share, to 30,000,000 shares of common stock, par value $0.05 per share (the “Authorized Capital Increase”). On December 7, 2023, the Company obtained the written consent of stockholders of the Company holding greater than 50% of the voting securities of the Company approving the Authorized Capital Increase.

Issuance and Sale of Common Stock

2021 Securities Purchase Agreement

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

2022 Securities Purchase Agreement

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

2023 Securities Purchase Agreement

On December 13, 2023, the Company entered into a Securities Purchase Agreement (“the 2023 Purchase Agreement”) with certain Investors pursuant to which the Investors agreed to subscribe and purchase up to 3,500,000 Units at a price per Unit of $2.00, or an aggregate purchase price of $7,000,000 at one or more closings (the “Offering”), with each Unit comprised of (a) one newly-issued share of Common Stock, par value $0.05 per share (the “Shares”), and (b) a warrant (the “Warrants”) to purchase either 100% or 160%, depending on the number of Units purchased by an Investor, of the number of shares of Common Stock included in the Units purchased by an Investor (the “Warrant Shares”) at an exercise price of $2.50 per share. The Warrants are immediately exercisable and expire five years from their date of issuance. If at any time commencing 12 months from the date of the issuance of a Warrant, but before the expiration of the Warrant, the volume weighted average pricing of the Company’s common stock exceeds $5.00 (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like) for each of thirty consecutive trading days, then the Company may, at any time in its sole discretion, call for the exercise of the Warrants, in their entirety.

On December 13, 2023, the Company issued and sold an aggregate of 2,638,076 Units, comprised of 2,638,076 shares of the Company’s common stock and Warrants to purchase 3,673,076 Warrant Shares for a total consideration of $5,276,152 pursuant to the Company’s 2023 Purchase Agreement. The Company recognized $970,200 of issuance cost, which includes $427,500 attributable to legal and placement agent fees and $542,700 attributable to the fair value of 131,904 warrants, issued to the private placement agent, to purchase up to 131,904 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the Warrants issued to the Investors.  The Company intends to use the net proceeds from the sale of the Units for working capital needs of its Bioprocessing Systems Operations.

On December 19, 2023, and December 20, 2023 the Company sold an aggregate of 432,935 and 70,601 Units, respectively, comprised of 432,935 and 70,601 shares of the Company’s Common Stock and Warrants to purchase 432,935 and 70,601 shares of Common Stock for a total consideration of $865,870 and $141,202, respectively, pursuant to the Company’s 2023 Purchase Agreement. The Company recognized $206,900 of issuance cost, which includes $104,500 attributable to legal and placement agent fees and $102,400 attributable to the fair value of 25,177 warrants, issued to the private placement agent, to purchase up to 25,177 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the Warrants issued to the Investors.  The Company intends to use the net proceeds from the sale of the Units for working capital needs of its Bioprocessing Systems Operations.

Warrants

Replacements Warrants

As an incentive to certain Investors of the Company who participated in previous private placements (“Existing Investors”) and received as part of those financings, warrants (“Outstanding Warrants”) to purchase shares of Common Stock, the Company agreed that, if any Existing Investor were to purchase Units at a certain level in the offering thereof under the 2023 Purchase Agreement (the “Offering”), the Company would reduce the exercise price of the Outstanding Warrants held by such Existing Investor to $2.50 per share and extend the period in which such Outstanding Warrants could be exercised to the period ending on the fifth anniversary of the date on which the Existing Investor purchased Units under the 2023 Purchase Agreement. Each such Existing Investor purchasing Units at the requisite level will receive a new warrant (the “Replacement Warrants”) to replace such Existing Investor’s Outstanding Warrants.

As a result of their December 13, 2023, December 19, 2023, and December 20, 2023 purchase of Units, Existing Investors became entitled to receive Replacement Warrants to replace 1,257,331, 559,905 and 17,631, respectively, of their Outstanding Warrants. The Company measured and recognized a fair value change of $2,112,800 related to the modification and issuance of the Replacement Warrants, recorded as equity issuance cost in the statement of changes in stockholders’equity.

Underwriter Warrants

As part of its compensation as placement agent for the 2023 Purchase Agreement described above, the Company issued to the placement agent or its designees warrants to purchase up to 157,081 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the Warrants issued to the Investors . The Warrants were valued on each closing grant date, using the Black-Scholes-Merton option pricing model and the Company recognized $645,100 as equity issuance cost in the statement of changes in stockholders’equity.

During the year ended December 31, 2023, in connection to underwriter/consulting services, the Company issued 100,000 warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $2.50 per share. The Warrants are immediately exercisable and expire five years from their date of issuance. If at any time commencing 12 months from the date of the issuance of a Warrant, but before the expiration of the Warrant, the volume weighted average pricing of the Company’s common stock exceeds $5.00 (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like) for each of thirty consecutive trading days, then the Company may, at any time in its sole discretion, call for the exercise of the Warrants, in their entirety. The Warrants were valued on the grant date of December 13, 2023, using the Black-Scholes-Merton option pricing model and the Company recognized $161,000 as general and administration expense during the year ended December 31, 2023.

The following table summarizes information about shares issuable under warrants outstanding during the year ended December 31, 2023, the six months ended December 31, 2022 and the fiscal year ended June 30, 2022, respectively.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding and exercisable as of June 30, 2021	3,147,783	$9.29	4.51
Issued	274,727	5.50	4.67
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding and exercisable as of June 30, 2022	3,422,510	$8.98	3.60
Issued	-	-	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding and exercisable as of December 31, 2022	3,422,510	$8.98	3.10
Issued	6,268,560	2.49	4.96
Exercised	-	-	-
Expired or cancelled	(1,834,867)	8.87	2.36
Outstanding and exercisable as of December 31, 2023	7,856,203	$3.82	4.32

Terms of the outstanding warrants as of December 31, 2023 are as follow:

Warrant Issue Date	Outstanding Warrants	Exercise Price	Expiration Date
6/19/2020	1,034,350	$9.00	6/18/2025
4/30/2021	443,469	$9.50	4/29/2026
6/21/2021	83,155	$9.50	6/18/2026
3/2/2022	26,669	$5.50	3/2/2027
12/13/2023	5,030,407	$2.50	12/13/2028
12/13/2023	131,904	$2.00	12/13/2028
12/19/2023	992,840	$2.50	12/19/2028
12/19/2023	21,647	$2.00	12/19/2028
12/20/2023	88,232	$2.50	12/20/2028
12/20/2023	3,530	$2.00	12/20/2028
	7,856,203

13. Stock Options

2012 Plan

The Company’s 2012 Plan expired in February 2022, which provided for the grant of options to purchase up to 1,193,000 shares of the Company’s Common Stock, par value $.05 per share (“Common Stock”), plus up to 57,000 shares under options previously granted under the 2002 Stock Option Plan of the Company (the “Prior Plan”).

The 2012 Plan provided for the granting of incentive or non-incentive stock options. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant and vested as to 1/3 on each of the first, second, and third anniversaries from the grant date. Non-incentive stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant.

During the year ended December 31, 2023, the six months ended December 31, 2022 and the fiscal year ended June 30, 2022, under the 2012 Plan the Company granted 0, 0 and 60,000 to employees that had a fair value of $0, $0, and $268,848, respectively.

2022 Plan

The Company’s 2022 Plan provides for the issuance of up to 1,750,000 shares of the Company’s Common Stock, par value $0.05 per share, plus outstanding options granted under the Company’s 2012 Stock Option Plan that expire or are forfeited. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Nonstatutory stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. Both Incentive and Nonstatutory stock options cliff-vest over five years. As of December 31, 2023, 1,879,660 shares of Common Stock were available for grant of options under the 2022 Plan, of which 224,660 shares of Common Stock are from either terminated or expired options from the 2012 Plan.

During the year ended December 31, 2023, the six months ended December 31, 2022 and the fiscal year ended June 30, 2022, under the 2022 Plan the Company granted 0, 0 and 60,000 to employees that had a fair value of $0, $0, and $262,372, respectively.

On July 21, 2023, the Company’s Bioprocessing System segment entered into a separation agreement with their VP of Sales (“former employee”). In connection with the separation agreement, the Company extended the exercisability of the former employee’s vested stock options up through the original expiration date of July, 13, 2030, which the Company recorded a additional $684,900 of noncash stock base compensation expense related to the modification of the exercisability of the vested stock options.

On September 19, 2023, the Company’s Bioprocessing System segment entered into a one year consulting agreement with John Nicols. The agreement provided that the consultant be paid a monthly retainer fee of $8,000. For the year ended December 31, 2023, the Company paid fees of $19,200 and issued 35,000 stock options which vest monthly over the one year period, valued at $114,700 on the grant date using the Black-Scholes-Merton option pricing model.

The following table summarizes the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value of our stock options for the year ended December 31, 2023, for the six months ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively:

	Year ended December 31,	Six months ended December 31,	Year ended June 30,
	2023	2022	2022
Expected term (in years)	10	-	10
Risk-free interest rate	4.49%	-	1.91%
Expected volatility	72.5%	-	72%
Dividend rate	0	-	0

Total stock-based compensation costs were $2,240,100, $1,236,700 and $2,350,600 for the year ended December 31, 2023, for the six months ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively.

Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $450,100 and

$1,945,300 and $3,187,300, as of December 31, 2023 and 2022 and June 30, 2022, respectively.

The weighted-average period over which the nonvested awards is expected to be recognized are 0.87 years, 1.14 years and 1.51 years for the year ended December 31, 2023, for the six months ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively.

The following table summarizes option activity under all plans for the year ended December 31, 2023, for the six months ended December 31, 2022 and for the fiscal year ended June 30, 2022:

	Year Ended December 31,			Six months ended December 31,		Year Ended June 30,
	2023			2022		2022
Shares under option:	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning	1,115,810	$8.4	$129,900	1,158,644	$8.40	1,180,757	$8.73
Granted	35,000	4.09	-	-	-	120,000	5.78
Exercised	-	-	-	-	-	-	-
Forfeited	(30,713)	6.62	2,500	(42,834)	8.33	(142,113)	8.98
Outstanding, end	1,120,097	$8.32	-	1,115,810	$8.40	1,158,644	$8.40

Options exercisable end of the period	963,228	$8.45		632,175	$8.30	567,594	$8.13
Weighted average fair value per share of options granted during the period		$3.28			$0		$4.43

	Year ended December 31,		Six months ended December 31,		Year ended June 30,
	2023		2022		2022
NonVested Shares under option:	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning	483,635	$6.76	591,050	$6.75	970,082	$7.16
Granted	35,000	3.28	-	-	120,000	4.43
Vested	(351,453)	6.98	(106,248)	6.73	(356,919)	7.17
Forfeited	(10,313)	5.09	(1,167)	4.48	(142,113)	6.53
Outstanding, end	156,869	$5.60	483,635	$6.76	591,050	$6.75

	Year Ended December 31,
	2023
	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term
Vested Shares under option:	963,228	$8.45	6.47

	Six months ended December 31,
	2022
	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term
Vested Shares under option:	632,175	$8.30	7.30

	Year ended June 30,
	2022
	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term
Vested Shares under option:	567,594	$8.13	7.73

	As of December 31, 2023 Options Outstanding			As of December 31, 2023 Exercisable
Range Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Outstanding	Average Exercise Price

$5.35 - $ 11.30	1,029,392	6.84	$8.73	898,773	$8.18
$2.91 - $ 4.65	90,705	2.29	$3.61	64,455	$3.41
	1,120,097			963,228

	As of December 31, 2022 Options Outstanding			As of December 31, 2022 Exercisable
Range Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Outstanding	Average Exercise Price

$5.35 - $ 11.30	1,055,105	7.85	$8.69	571,470	$8.82
$2.91 - $ 4.65	60,705	4.00	$3.36	60,705	$3.36
	1,115,810			632,175

	As of June 30, 2022 Options Outstanding			As of June 30, 2022 Exercisable
Range Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Outstanding	Average Exercise Price

$5.35 - $ 11.30	1,097,939	8.34	$8.68	506,889	$8.70
$2.91 - $ 4.65	60,705	4.51	$3.37	60,705	$3.37
	1,158,644			567,594

14. Segment Information

Segment and geographical information is reported as follows:

Year Ended December 31, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Revenues	$9,745,400	$1,366,100	$-	$11,111,500
Foreign Sales	2,865,900	894,600	-	3,760,500
Income (Loss) From Operations	720,200	(7,751,200)	(2,228,900)	(9,259,900)
Assets	6,832,400	4,969,400	4,928,700	16,730,500
Long-Lived Asset Expenditures	29,700	102,000	-	131,700
Depreciation and Amortization	84,900	669,100	-	754,000

Six Months Ended December 31, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Revenues	$4,608,900	628,900	$-	$5,237,800
Foreign Sales	1,322,500	478,200	-	1,800,700
Income (Loss) From Operations	203,500	(3,483,200)	(902,300)	(4,137,000)
Assets	8,622,500	5,174,600	4,272,100	18,069,200
Long-Lived Asset Expenditures	34,300	220,200	-	254,500
Depreciation and Amortization	50,100	330,700	-	380,800

Year Ended June 30, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Revenues	$9,981,100	$1,419,400	$-	$11,400,500
Foreign Sales	3,702,400	1,101,400	-	4,803,800
Income (Loss) From Operations	1,475,800	(11,369,500)	(1,650,400)	(11,544,100)
Assets	9,538,600	5,077,500	6,391,800	21,007,900
Long-Lived Asset Expenditures	92,500	732,100	-	824,600
Depreciation and Amortization	96,300	591,900	-	688,200

Geographical Information

	Year Ended
	December 31, 2023
	Revenue (a)	Long-Lived Assets
United States	$7,351,000	$1,414,200
All Other Foreign Countries	3,027,500	-
Germany	733,000	1,007,500
Total	$11,111,500	$2,421,700

	Six Months Ended
	December 31, 2022
	Revenue (a)	Long-Lived Assets
United States	$3,437,000	$1,710,000
All Other Foreign Countries	1,454,700	-
Germany	346,100	885,000
Total	$5,237,800	$2,595,000

(a) Revenues are attributed to countries based on location of customer

For the year ended December 31, 2023, one customer accounted for approximately $1,301,400 revenue from the Benchtop Laboratory Equipment Segment, of which the revenue is 10% or more of the Company’s total revenue.

For the six months ended December 31, 2022, one customer accounted for approximately $545,300 revenue from the Benchtop Laboratory Equipment Segment, of which the revenue is 10% or more of the Company’s total revenue.

For the fiscal year ended June 30, 2022, there are no individual customer accounting for approximately 10% or more of the Company’s total revenue.

A reconciliation of the Company's consolidated segment income/loss from operations to consolidated income (loss) from operations before discontinued operations and income taxes for the year ended December 31, 2023, for the six months ended December 31, 2022 and for the fiscal year ended June 30, 2022, respectively are as follows:

Year ended December 31, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$720,200	$(7,751,200)	$(2,228,900)	$(9,259,900)
Other income (expense), net	10,500	14,300	145,300	170,100
Income (Loss) from operations before discontinued operations and income taxes	$730,700	$(7,736,900)	$(2,083,600)	$(9,089,800)

Six Months ended December 31, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$203,500	$(3,438,200)	$(902,300)	$(4,137,000)
Other (expense) income, net	(28,200)	3,600	88,500	63,900
Income (Loss) from operations before discontinued operations and income taxes	$175,300	$(3,434,600)	$(813,800)	$(4,073,100)

Year ended June 30, 2022	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$1,475,800	$(11,369,500)	$(1,650,400)	$(11,544,100)
Other income, net	194,000	(3,100)	71,500	262,400
Income (Loss) from operations before discontinued operations and income taxes	$1,669,800	$(11,372,600)	$(1,578,900)	$(11,281,700)

15. Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee’s deferral up to 3% of pay, plus 50% of employee’s deferral over 3% of pay up to 5%. Total matching contributions amounted to $122,400, $58,600 and $112,400 for the year ended December 31, 2023, the six months ended December 31, 2022 and the fiscal year ended June 30, 2022, respectively.

16. Income Taxes

The Domestic and foreign Components of loss before taxes are:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2023	2022	2022
U.S. operations	$(5,352,700)	$(3,285,900)	$(8,985,600)
Non-U.S. operations	(3,737,100)	(787,200)	(2,296,100)
Total loss before taxes	$(9,089,800)	$(4,073,100)	$(11,281,700)

The provision for income taxes is comprised of:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2023	2022	2022
U.S. federal taxes:
Current	$-	$-	$(99,200)
Deferred	-	-	1,693,700
Non-U.S. taxes:	-	-	-
Current	-	-	-
Deferred	-	-	800,300
Total provision for income taxes	$-	$-	$2,394,800

Total provision for income taxes allocated to continuing operations for the year ended December, 31, 2023, for the six month ended December 31, 2022 and for the year ended June 30, 2022, respectively was $0, $0, and $2,390,800, respectively.

Total provision for income taxes allocated to discontinued operations for the year ended December, 31, 2023, for the six month ended December 31, 2022 and for the year ended June 30, 2022, respectively was $0, $0, and $4,000, respectively.

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), the Company evaluated the deferred tax assets to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard of whether the deferred tax assets will be realized. As of and for the year ended December 31, 2023, the Company maintains a full valuation allowance of $9,302,300 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. During the six months ended December 31, 2022, the Company recorded a full valuation allowance of $1,302,600 to the period change in the net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. As of and for the fiscal year ended June 30, 2022, the Company recorded a full valuation allowance of $5,116,000 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized. In the event that in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The reconciliation of the provision for income taxes at the federal statutory rate of 21% to the actual income tax expense (benefit) for the applicable fiscal year is as follows:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2023	2022	2022

Computed "expected" income tax benefit	$(1,908,900)	$(855,400)	$(2,369,200)
Research and development credits	(9,400)	(49,600)	(99,200)
Incentive Stock Option Expense	73,300	36,600	64,300
PPP Loan Forgiveness	-	-	(91,100)
Valuation allowance	2,883,700	1,302,600	5,116,000
Aquila Biolabs GmbH operating loss	(1,150,800)	(245,700)	(717,100)
Return to provision and other true-ups	112,100	(187,800)	-
Other, net	-	(700)	491,100
Income tax expense	$-	$-	$2,394,800

Income tax expense allocated to continuing operations for the year ended December 31, 2023, for the six month ended December 31, 2022, and for the year ended June 30, 2022, respectively was $0, $0, and $2,390,800, respectively.

Income tax expense allocated to discontinued operations for the year ended December 31, 2023, for the six month ended December 31, 2022, and for the year ended June 30, 2022, respectively was $0, $0, and $4,000, respectively.

The Company’s expected income tax expense differs from its provision for income tax expense primarily due to the Company’s evaluation of its net deferred tax assets and the Company’s related assessment to record a full valuation allowance against those net deferred tax assets in applying the more-likely than not standard that is required under the applicable guidance under Generally Accepted Accounting Principles in the US.

Deferred tax assets and liabilities consist of the following:

	As of December 31,	As of December 31,	As of June 30,
Deferred tax assets:	2023	2022	2022

Amortization of intangible assets, including goodwill	$106,300	$377,800	$326,600
Research and development credits	426,400	416,900	367,400
Goodwill impairment	898,800	898,800	898,800
Capitalized research and development expenses	957,900	276,900	-
Various accruals	103,300	92,200	50,400
Stock options expense	1,486,400	1,047,600	710,500
Net operating loss	5,383,200	3,353,100	2,769,400
Other	27,200	57,600	52,900
Subtotal	$9,389,500	$6,520,900	$5,176,000

Deferred tax liability:
Depreciation of property	(87,200)	(102,300)	(60,000)

Less valuation allowance	(9,302,300)	(6,418,600)	(5,116,000)
Net deferred tax assets	$-	$-	$-

The Company has federal net operating loss (“NOL”) carryforwards of $20,154,400, $7,571,300 and $5,961,700 as of December 31, 2023, and 2022 and June 30, 2022, respectively, with no expiration date, which are available to reduce future taxable income. The Company has foreign NOL carryforwards of $9,330,700, $5,645,900 and $4,858,700 as of December 31, 2023, and 2022 and June 30, 2022, respectively, with no expiration date, which are available to reduce future taxable income. Under the 2017 Tax Cuts and Jobs Act (the “TCJA”), federal carryforwards may be carried forward indefinitely. All of the Company’s NOL carryforwards were generated on or after December 31, 2017, the effective date for TCJA NOL’s.

17. Subsequent Events

On January 17, 2024, the Company completed the last closing of the sale of securities pursuant to the Company’s Securities Purchase Agreement (the “Purchase Agreement”) entered on December 13, 2023, as filed in the Company’s Form 8-K on December 15, 2023. At this closing, the Company sold an aggregate of 358,388 Units, comprising 358,388 shares of the Company’s common stock, par value $.05 per share (“Common Stock”) and warrants (“Warrants”) to purchase 358,388 shares of Common Stock for a total consideration of $716,776. The Company recognized $98,700 of issuance cost, which includes $71,100 attributable to legal and placement agent fees and $27,600 attributable to the fair value of 17,919 warrants, issued to the private placement agent, to purchase up to 17,919 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the Warrants issued to the Investors.

As an incentive to certain Investors of the Company who participated in previous private placements (“Existing Investors”) and received as part of those financings, warrants (“Outstanding Warrants”) to purchase shares of Common Stock, the Company agreed that, if any Existing Investor were to purchase Units at a certain level in the offering thereof under the Purchase Agreement (the “Offering”), the Company would reduce the exercise price of the Outstanding Warrants held by such Existing Investor to $2.50 per share and extend the period in which such Outstanding Warrants could be exercised to the period ending on the fifth anniversary of the date on which the Existing Investor purchased Units under the Purchase Agreement. Each such Existing Investor purchasing Units at the requisite level will receive a new warrant (the “Replacement Warrants”) to replace such Existing Investor’s Outstanding Warrants. On January 17, 2024, as a result of their purchase of Units, Existing Investors became entitled to receive Replacement Warrants to replace 333,884 Outstanding Warrants, and therefore reducing the exercise price of such Outstanding Warrants to $2.50 per share and extending the period in which such Outstanding Warrants could be exercised to the period ending on the fifth anniversary of the closing under the Purchase Agreement on December 13, 2023.

