Form 10-Q
period 2024-03-31
SCIENTIFIC INDUSTRIES INC
filed 2024-05-15
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of May 13, 2024 is 10,503,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$351,700	$796,100
Investment securities	4,404,800	4,928,700
Trade accounts receivable, less allowance for doubtful accounts of $33,600 at March 31, 2024 and December 31, 2023	1,144,900	1,157,100
Inventories	4,868,200	4,883,900
Income tax receivable	161,400	161,400
Prepaid expenses and other current assets	468,800	413,500
Total current assets	11,399,800	12,340,700

Property and equipment, net	1,050,100	1,082,300
Goodwill	115,300	115,300
Other intangible assets, net	1,124,000	1,249,900
Inventories	607,000	609,000
Operating lease right-of-use assets	1,190,900	1,273,900
Other assets	59,400	59,400
Total assets	$15,546,500	$16,730,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$767,400	$711,700
Accrued expenses	887,400	777,900
Contract liabilities	24,500	23,600
Lease liabilities, current portion	371,100	324,100
Total current liabilities	2,050,400	1,837,300

Lease liabilities, less current portion	877,000	1,007,800
Total liabilities	2,927,400	2,845,100

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized; 10,503,599 and 10,145,211, shares issued and 10,503,599 and 10,145,211, shares outstanding at March 31, 2024 and December 31, 2023	525,200	507,300
Additional paid-in capital	41,672,300	40,844,600
Accumulated other comprehensive gain (loss)	(41,700)	18,600
Accumulated deficit	(29,536,700)	(27,485,100)

Total shareholders’ equity	12,619,100	13,885,400

Total liabilities and shareholders’ equity	$15,546,500	$16,730,500

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$2,483,500	$2,805,400

Cost of revenues	1,442,700	1,467,400

Gross profit	1,040,800	1,338,000

Operating expenses:
General and administrative	1,521,800	1,569,300
Selling	897,800	1,444,800
Research and development	710,700	791,500

Total operating expenses	3,130,300	3,805,600

Loss from operations	(2,089,500)	(2,467,600)

Other income:
Other income (expense), net	(4,300)	86,300
Interest income	42,200	9,400
Total other income, net	37,900	95,700

Loss from continuing operations before income tax benefit	(2,051,600)	(2,371,900)

Income tax expense	-	-

Loss from continuing operations	(2,051,600)	(2,371,900)

Discontinued operations:

Gain from discontinued operations, net of tax	-	1,400

Net loss	$(2,051,600)	$(2,370,500)

Comprehensive gain (loss):
Unrealized holding gain on investment securities, net of tax	-	3,700
Foreign currency translation (loss) gain	(60,300)	40,200
Comprehensive (loss) gain	(60,300)	43,900

Total comprehensive loss	$(2,111,900)	$(2,326,600)
	,
Basic and Diluted loss per common share

Continuing operations	$(0.20)	$(0.34)
Discontinued operations	$-	$-
Consolidated operations	$(0.20)	$(0.34)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2023	10,145,211	$507,300	$40,844,600	$18,600	$(27,485,100)		$	$13,885,400

Net loss	-	-	-	-	(2,051,600)	-	-	(2,051,600)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	358,388	17,900	204,000	-	-	-	-	221,900

Fair value modification of warrants recorded as stock issuance costs	-	-	423,800	-	-	-	-	423,800

Foreign currency translation adjustment	-	-	-	(60,300)	-	-	-	(60,300)

Stock-based compensation	-	-	199,900	-	-	-	-	199,900

Balance March 31, 2024	10,503,599	$525,200	$41,672,300	(41,700)	$(29,536,700)	-	$-	$12,619,100

	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2022	7,023,401	$351,200	$32,900,800	$(8,400)	$(18,398,600)	19,802	$52,400	$14,792,600

Net loss	-	-	-	-	(2,370,500)	-	-	(2,370,500)

Foreign currency translation adjustment	-	-	-	40,200	-	-	-	40,200

Unrealized holding gain on investment securities, net of tax	-	-	-	3,700	-	-	-	3,700

Stock-based compensation	-	-	602,600	-	-	-	-	602,600

Balance March 31, 2023	7,023,401	$351,200	$33,503,400	35,500	$(20,769,100)	19,802	$52,400	$13,068,600

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(2,051,600)	$(2,370,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,100	187,900
Stock-based compensation	199,900	602,600
Provision for bad debt	2,000	-
Loss on sale of investment securities	1,400	69,200
Unrealized holding (gain) on investment securities	(5,600)	(112,800)
Carrying value of right of use assets	82,500	75,500
Changes in operating assets and liabilities:
Trade accounts receivable	9,600	143,200
Inventories	(19,500)	(338,600)
Prepaid and other current assets	(55,800)	(27,100)
Accrued expenses	110,200	151,900
Contract liabilities	900	(119,500)
Lease liabilities	(83,000)	(77,500)

Net cash used in operating activities	(1,565,100)	(1,744,700)

Investing activities:
Purchase of investment securities	(247,300)	(791,800)
Redemption of investment securities	775,400	1,731,300
Capital expenditures	(47,500)	(45,800)

Net cash provided by investing activities	480,600	893,700

Financing activities:
Proceeds from issuance of common stock	716,800	-
Issuance costs of common stock and warrants	(71,100)	-

Net cash provided by financing activities	645,700	-

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(5,600)	3,300

Net decrease in cash and cash equivalents	(444,400)	(847,700)
Cash and cash equivalents, beginning of period	796,100	1,927,100
Cash and cash equivalents, end of period	$351,700	$1,079,400

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

The accompanying (a) unaudited condensed balance sheet as of December 31, 2023, which have been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results for the three months ended March 31, 2024 are not necessarily an indication of the results for the full fiscal year ending December 31, 2024.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation and wholly-owned subsidiary, which holds 100% of the outstanding stock of Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation, since its acquisition on April 29, 2021, Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary and Altamira Instruments, Inc. (“Altamira”), a Delaware corporation and wholly-owned subsidiary (discontinued operation as of November 30, 2020) (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern Considerations

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. For the three months ended March 31, 2024, the Company generated negative cash flows from operations of $1,561,100 and has an accumulated deficit of $29,536,700 as of March 31, 2024.

In order to address these conditions, the Company has undertaken a number of strategic initiatives that management believes will provide sufficient funding to enable the Company to continue to operate as a going concern. During the three months ended March 31, 2024, the Company continued to eliminate certain operating expenses in conjunction with its review of the strategic operational and product development plan for the Bioprocessing Systems Operations segment. The Company identified expenses which the Company does not anticipate replacing or to be recurring in the Company’s operational plans for the foreseeable future, primarily in the form of reduced number of employees and related employment expenses. An additional $716,776 of equity financing was raised in January 2024 as disclosed in Note 7. Management is in plans to obtain such resources for the Company by obtaining capital through third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing its plans.

As a result of the above actions, as of May 15, 2024, the Company believes that it will be able to meet its cash flow needs during the next 12 months from cash and investment securities on-hand, cash derived from its Benchtop Laboratory Equipment Operations, and availability of the Company’s line of credit.

Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain balances from fiscal 2023 have been reclassified to conform to the current year presentation.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Investment securities	$4,404,800	$-	$-	$4,408,800
Total	$4,404,800	$-	$-	$4,408,800

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investment securities	$4,928,700	$-	$-	$4,928,700
Total	$4,928,700	$-	$-	$4,928,700

Investments in marketable securities by security type as of March 31, 2024 and December 31, 2023 consisted of the following:

As of March 31, 2024:	Cost	Fair Value	Unrealized Holding Gain

Mutual funds	$4,401,300	$4,404,800	$3,500
Total	$4,401,300	4,404,800	$3,500

As of December 31, 2023:	Cost	Fair Value	Unrealized Holding Gain (Loss)

Mutual funds	$4,929,300	$4,928,700	$(600)
Total	$4,929,300	$4,928,700	$(600)

4. Inventories

	As of March 31,	As of December 31,
	2024	2023
Raw materials	$3,530,800	$3,436,300
Work-in-process	108,000	23,200
Finished goods	1,836,400	2,033,400
Total Inventories	$5,475,200	$5,492,900

Inventories - Current Asset	$4,868,200	$4,883,900
Inventories - Noncurrent Asset	607,000	609,000

5. Goodwill and Finite Lived Intangible Assets

Goodwill amounted to $115,300 as of March 31, 2024 and December 31, 2023.

Finite lived intangible assets consist of the following:

As of March 31, 2024:	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$908,200	$308,600
Trade names	3-6 yrs.	592,300	360,500	231,800
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	200,500	171,700
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	846,500	21,400
Patents	5-7 yrs.	596,900	399,000	197,900
		$4,342,700	$3,218,700	$1,124,000

As of December 31, 2023	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$870,900	$345,900
Trade names	3-6 yrs.	592,300	341,600	250,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	193,600	178,600
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	797,600	262,900
Patents	5-7 yrs.	595,800	384,000	211,800
		$4,341,600	$3,091,700	$1,249,900

Total amortization expense was $127,000 and $130,000 for the three months ended March 31, 2024 and 2023, respectively.

Estimated future fiscal year amortization expense of intangible assets as of March 31, 2024 is as follows:

As of March 31, 2024	Amount
Remainder of fiscal year ending 2024	$382,800
2025	371,700
2026	194,100
2027	92,800
2028	42,000
Thereafter	40,600
Total	$1,124,000

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of March 31, 2024 and December 31, 2023, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

 Leases

The Company’s approximate future minimum rental payments under all operating leases as of March 31, 2024 were as follows:

As of March 31, 2024:	Amount
Remainder of fiscal year ending 2024	$288,300
2025	358,300
2026	266,600
2027	274,600
2028	201,000
Total future minimum payments	$1,388,800
Less: Imputed interest	(140,700)
Total Present Value of Operating Lease Liabilities	$1,248,100

7. Stockholders’ Equity

Issuance of Common Stock and Warrants

On January 17, 2024, the Company completed the last closing of its sale of securities pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered on December 13, 2023, as filed in the Company’s Form 8-K on December 15, 2023. At this closing, the Company sold an aggregate of 358,388 Units, comprising 358,388 shares of the Company’s common stock, par value $.05 per share (“Common Stock”) and warrants (“Warrants”) to purchase 358,388 shares of Common Stock for a total consideration of $716,776. The Company recognized $98,700 of issuance cost, which includes $71,100 attributable to legal and placement agent fees and $27,600 attributable to the fair value of warrants, issued to the placement agent, to purchase up to 17,919 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the Warrants issued to the Investors.

As an incentive to certain Investors of the Company who participated in previous private placements (“Existing Investors”) and received as part of those financings, warrants (“Outstanding Warrants”) to purchase shares of Common Stock, the Company agreed that, if any Existing Investor were to purchase Units at a certain level in the offering thereof under the Purchase Agreement (the “Offering”), the Company would reduce the exercise price of the Outstanding Warrants held by such Existing Investor to $2.50 per share and extend the period in which such Outstanding Warrants could be exercised to the fifth anniversary of the date on which the Existing Investor purchased Units under the Purchase Agreement. Each Existing Investor purchasing Units at the requisite level will receive a new warrant (the “Replacement Warrants”) to replace such Existing Investor’s Outstanding Warrants. On January 17, 2024, as a result of their purchase of Units, Existing Investors became entitled to receive Replacement Warrants to replace 333,884 Outstanding Warrants, and therefore reducing the exercise price of such Outstanding Warrants to $2.50 per share and extending the period in which such Outstanding Warrants could be exercised to the fifth anniversary of the relevant closing under the Purchase Agreement.

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

	For the three months ended March 31,
	2024	2023

Weighted average number of common shares outstanding	10,436,647	7,003,599
Effect of dilutive securities:	-	-
Weighted average number of dilutive common shares outstanding	10,436,647	7,003,599

Basic and diluted loss per common share:
Continuing operations	$(0.20)	$(0.34)
Discontinued operations	-	-
Consolidated operations	$(0.20)	$(0.34)

Approximately 1,113,837 and 7,856,203 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended March 31, 2024.

Approximately 22,368 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended March 31, 2023.

9. Related Parties

Consulting Agreements

During the three months ended March 31, 2024 and 2023, respectively, the Company paid $16,000 and $0, respectively, to Mr. John Nicols, a Director of the Company, who provided consulting services to the Bioprocessing Systems segment.

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

Segment information is reported as follows.

Three Months Ended March 31, 2024:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,167,400	$316,100	$-	$2,483,500

Foreign Sales	655,100	200,500		855,600

Income (Loss) From Operations	72,800	(1,601,800)	(560,500)	(2,089,500)

Assets	6,283,100	4,858,600	4,404,800	15,546,500

Long-Lived Asset Expenditures	45,800	1,700	-	47,500

Depreciation and Amortization	21,400	166,700	-	188,100

Three Months Ended March 31, 2023:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,582,200	$223,200	$-	$2,805,400

Foreign Sales	856,600	95,900		952,500

Income (Loss) From Operations	266,200	(2,072,500)	(661,300)	(2,467,600)

Assets	7,810,900	5,174,100	3,379,000	16,364,000

Long-Lived Asset Expenditures	8,200	37,600	-	45,800

Depreciation and Amortization	23,300	164,600	-	187,900

For the three months ended March 31, 2024 no customers accounted for approximately 10% or more of the Company’s total revenue. For the three months ended March 31, 2023 one customer accounted for approximately 10% or more of the Company’s total revenue

A reconciliation of the Company’s consolidated segment income (loss) from operations to consolidated loss from operations before income taxes and net loss for the three months ended March 31, 2024 and 2023, respectively are as follows:

For the three months ended March 31, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$72,800	$(1,601,800)	$(560,500)	$(2,089,500)

Other income(expense), net	(9,800)	5,500	-	(4,300)
Interest income	42,000	-	-	42,200
Total other income, net	32,400	5,500	-	37,900

Income (Loss) from operations before discontinued operations and income taxes	$105,200	$(1,596,300)	$(560,500)	$(2,051,600)

For the three months ended March 31, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$266,200	$(2,072,500)	$(661,300)	$(2,467,600)

Other income (expense), net	(1,800)	11,000	77,100	86,300
Interest income	-	-	9,400	9,400
Total other (expense) income, net	(1,800)	11,000	86,500	95,700

Income (Loss) from operations before discontinued operations and income taxes	$264,400	$(2,061,500)	$(574,800)	$(2,371,900)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking statements. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Throughout this Quarterly Report on Form 10-Q, the terms the “Company,” “Scientific,” “we,” “our” or “us,” refer to Scientific Industries, Inc. and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

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

Results of Operations.

The Company’s results reflect those of the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations and its corporate operation. The Company realized a loss from continuing operations of $2,051,600 for the three months ended March 31, 2024 compared to a $2,371,900 loss from continuing operations for the three months ended March 31, 2023, primarily due to increased revenue in the Bioprocessing Systems Operations segment along with a decrease in noncash stock compensation expense, and decreased Corporate expenses compared to the prior year period,

Revenue

Net revenues for the three months ended March 31, 2024 decreased $321,900 (11.5%) to $2,483,500 from $2,805,400 for the three months ended March 31, 2023, driven primarily by lower revenues of Benchtop Laboratory Equipment Operations of $414,800, due primarily to decreased orders for Torbal products in part due to unavailability of product due to extensive ocean shipping delays, partially offset by an increase of $92,900 (41%) in revenues of the Bioprocessing Systems Operations related to the Company’s Aquila legacy products.

 Gross profit

The gross profit percentage for the three months ended March 31, 2024 and 2023, was 41.9% and 47.7%, respectively. The 5.8% decrease is due primarily to lower gross margin percentage in the Benchtop Laboratory Equipment Operations, resulting from increases in material, labor and overhead costs.

General and administrative

General and administrative expenses for the three months ended March 31, 2024 and 2023, were $1,521,800 and $1,569,300, respectively. The decrease of $47,500 (3.0%) is due primarily to decreased Corporate expenses related to stock-based compensation costs compared to prior year period, partially offset by employee related costs associated with a reduction in force in the Bioprocessing Systems Operations.

Selling

Selling expenses for the three months ended March 31, 2024 and 2023, were $897,800 and $1,444,800 , respectively. The decrease of $547,000 (37.9%) is due primarily to the reduction of sales and marketing employees and decreased non-cash stock-based compensation expenses in the Bioprocessing Systems Operations, and to a lower extent reductions in marketing activities by the Benchtop Laboratory Equipment Operations compared to prior year period.

Research and development

Research and development expenses for the three months ended March 31, 2024, and 2023, were $710,700 and $791,500, respectively. The decrease of $80,800 (10.2%) is due primarily to the reduction of research and development expenditures related to the VIVID automated pill counter in the Benchtop Laboratory Equipment Operations as compared to prior year period.

Other income, net

Other income, net, for the three months ended March 31, 2024 and 2023, were $37,900 and $95,700, respectively. The decrease is due primarily to the decrease in unrealized gain and interest income on investment securities, and a decrease in realized loss on investment securities during the current year period as compared to prior year period.

Income tax

Income tax for the three months ended March 31, 2024, and 2023, was $0 and $0, respectively. The Company maintains a full valuation allowance of $10,041,400 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

Liquidity and Capital Resources.

Our primary sources of liquidity are existing cash and cash equivalents, and cash generated from operating activities of the Benchtop Laboratory Equipment Operations. We assess our liquidity in terms of our ability to generate cash to fund our short and long-term cash requirements.  For the three months ended March 31, 2024, the Company generated negative cash flows from operations of $2,051,600 and has an accumulated deficit of $29,536,700 as of March 31, 2024.

In order to address these conditions, the Company has undertaken a number of strategic initiatives that management believes will provide sufficient funding to enable the Company to continue to operate as a going concern. During the three months ended March 31, 2024, the Company continued to eliminate certain operating expenses in conjunction with its review of the strategic operational and product development plan for the Bioprocessing Systems Operations segment. The Company identified expenses which the Company does not anticipate replacing or to be recurring in the Company’s operational plans for the foreseeable future, primarily in the form of reduced number of employees and related employment expenses.  An additional $716,776 of equity financing was raised in January 2024 as disclosed in Note 7. Management is in plans to obtain such resources for the Company by obtaining capital through third party equity. However, management cannot provide any assurances that the Company will be successful in accomplishing its plans.

As a result of the above actions, the Company believes that it will be able to meet its cash flow needs during the next 12 months from cash and investment securities on-hand, cash derived from its Benchtop Laboratory Equipment Operations, and availability of the Company’s line of credit.

The following table discloses our cash flows for the periods presented:

	For the three months ended March 31,
	2024	2023
Net cash used in operating activities	$(1,565,100)	$(1,744,700)
Net cash provided by investing activities	480,600	893,700
Net cash provided by financing activities	645,700	-
Effect of changes in foreign currency exchange rates	(5,600)	3,300
Decrease in cash and cash equivalents	$(444,400)	$(847,700)

Net cash used in operating activities was $1,565,100 for the three months ended March 31, 2024 compared to $1,744,700 for the three months ended March 31, 2023. The net decrease of $179,600 is primarily due to the decreased operational costs from the Bioprocessing Systems operations in the current period.

Net cash provided by investing activities was $480,600 for the three months ended March 31, 2024 compared to $893,700 provided in the three months ended March 31, 2023. The net decrease of $413,10 is primarily due to the net decrease in net redemption of purchase of investment securities, in the current year period compared to prior year period.

Net cash provided by financing activities was $645,700 for the three months ended March 31, 2024 compared to $0 for the three months ended March 31, 2023. The net increase of $645,700, is primarily due to issuance of common stock in the current year period.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. “Note 2-Summary of significant accounting policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates are identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2023 Form 10-K. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements, and actual results could differ from our assumptions and estimates, and such differences could be material.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. Our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to Current Report on Form 8-K filed with the SEC on January 22, 2024 as incorporated by reference for recent sales of unregistered securities.

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

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: May 15, 2024	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: May 15, 2024	By:	/s/ Reginald Averilla
Reginald Averilla
Chief Financial Officer

