Form 10-K/A
period 2023-12-31
SCIENTIFIC INDUSTRIES INC
filed 2024-07-18
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of July 15, 2024 is 10,503,599 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Scientific Industries, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on March 29, 2024 (the “Original Report”).

This Amendment is being filed in response to a Comment Letter from the Staff of the Securities and Exchange Commission to amend the Original Report to include Part I - Item 1C. Cybersecurity.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1, under Item 15 hereof.

Except as described above, no other portion of the Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-K. Accordingly, this Amendment No. 1 should be read together with the Original Report and the Company’s other filings with the SEC.

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

Item 1C. Cybersecurity.

Risk Management and Strategy

In accordance with the Securities Exchange Commission ("SEC") rules, the Company is required to assess, identify, and manage material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational disruption, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws and other litigation and legal risks, and reputational risks.

We have developed, implemented, and maintain certain cybersecurity processes and controls intended to safeguard our information systems and protect the confidentiality, integrity, and availability of our data, based on material risks identified.

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management and as part of our decision-making processes. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including but not limited to regular network and endpoint monitoring, vulnerability assessments, various system backups of all information, and through policy and procedure inform and train employees on the Company’s underlying practices, and annual assessment and testing of such controls. Our information security function is responsible for identifying, assessing and managing cybersecurity threats and risks and works to monitor and evaluate our threat environment and risk profile.

As of and for the year ended December 31, 2023, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

Governance

Our Board of Directors addresses cybersecurity risk management as part of its general oversight function and delegates cybersecurity risk management oversight to our Audit Committee. Our management team is responsible for assessing and managing our material risks from cybersecurity threats and provides updates to the Audit Committee on major developments regarding cybersecurity matters. The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and reports any findings and recommendations, as appropriate, to the Board of Directors for consideration.

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

Date: July 18, 2024	SCIENTIFIC INDUSTRIES, INC.
(Registrant)

/s/Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

Date: July 18, 2024	SCIENTIFIC INDUSTRIES, INC.
(Registrant)

/s/Reginald Averilla
Reginald Averilla Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Helena R. Santos	President, Chief Executive Officer, and Treasurer	July 18, 2024
Reginald Averilla	Chief Financial Officer	July 18, 2024
John A. Moore	Chairman of the Board	July 18, 2024
Christopher Cox	Director	July 18, 2024
Michael Blechman	Director	July 18, 2024
Jurgen Schumacher	Director	July 18, 2024
John Nicols	Director	July 18, 2024

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONTENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB firm ID 339)	F-2

Report of independent registered public accounting firm (PCAOB firm ID 324)	F-3

Report of independent registered public accounting firm (PCAOB firm ID 103)	F-4

Consolidated financial statements:

Consolidated Balance Sheets as of December 31, 2023 and 2022, and June 30, 2022	F-6

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2023, for the Six Months Ended December 31, 2022 and for the Year Ended June 30, 2022	F-7

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2023, for the Six Months Ended December 31, 2022 and for the Year Ended June 30, 2022	F-8

Consolidated Statements of Cash Flows for the Year Ended December 31, 2023, for the Six Months Ended December 31, 2022 and for the Year Ended June 30, 2022	F-9

Notes to financial statements	F-10 – F-36

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

