Form 10-Q
period 2024-06-30
SCIENTIFIC INDUSTRIES INC
filed 2024-08-14
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of August 13, 2024 is 10,503,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$560,500	$796,100
Investment securities	3,295,100	4,928,700
Trade accounts receivable, less allowance for doubtful accounts of $33,600 at June 30, 2024 and December 31, 2023	1,214,900	1,157,100
Inventories	4,797,700	4,883,900
Income tax receivable	73,600	161,400
Prepaid expenses and other current assets	444,600	413,500
Total current assets	10,386,400	12,340,700

Property and equipment, net	999,800	1,082,300
Goodwill	115,300	115,300
Other intangible assets, net	1,006,000	1,249,900
Inventories	598,300	609,000
Operating lease right-of-use assets	1,109,800	1,273,900
Other assets	59,400	59,400
Total assets	$14,275,000	$16,730,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$712,600	$711,700
Accrued expenses	685,900	777,900
Contract liabilities	28,700	23,600
Lease liabilities, current portion	346,800	324,100
Total current liabilities	1,774,000	1,837,300

Lease liabilities, less current portion	819,400	1,007,800
Total liabilities	2,593,400	2,845,100

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized; 10,503,599 and 10,145,211, shares issued and 10,503,599 and 10,145,211, shares outstanding at June 30, 2024 and December 31, 2023	525,200	507,300
Additional paid-in capital	42,002,600	40,844,600
Accumulated other comprehensive gain (loss)	(25,900)	18,600
Accumulated deficit	(30,820,300)	(27,485,100)

Total shareholders’ equity	11,681,600	13,885,400

Total liabilities and shareholders’ equity	$14,275,000	$16,730,500

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$2,647,300	$2,982,500	$5,130,800	$5,787,900

Cost of revenues	1,354,900	1,632,500	2,797,600	3,099,900

Gross profit	1,292,400	1,350,000	2,333,200	2,688,000

Operating expenses:
General and administrative	1,062,000	1,299,900	2,583,800	2,869,200
Selling	900,600	1,591,800	1,798,400	3,036,600
Research and development	666,000	684,500	1,376,700	1,476,000

Total operating expenses	2,628,600	3,576,200	5,758,900	7,381,800

Loss from operations	(1,336,200)	(2,226,200)	(3,425,700)	(4,693,800)

Other income:
Other income (expense), net	(2,000)	4,100	(6,300)	90,400
Interest income	54,600	37,000	96,800	46,400
Total other income, net	52,600	41,100	90,500	136,800

Loss from continuing operations before income tax expense benefit	(1,283,600)	(2,185,100)	(3,335,200)	(4,557,000)

Income tax expense	-	108,800	-	108,800

Loss from continuing operations	(1,283,600)	(2,293,900)	(3,335,200)	(4,665,800)

Discontinued operations:

Gain from discontinued operations, net of tax	-	$1,900	-	3,300

Net loss	$(1,283,600)	(2,292,000)	$(3,335,200)	$(4,662,500)

Comprehensive gain (loss):
Unrealized holding (loss) on investment securities, net of tax	-	(2,100)	-	1,600
Foreign currency translation (loss) gain	15,800	(30,100)	(44,500)	10,100
Comprehensive (loss) gain	15,800	$(32,200)	(44,500)	11,700

Total comprehensive loss	$(1,267,800)	(2,324,200)	$(3,379,700)	$(4,650,800)

Basic and Diluted loss per common share

Continuing operations	$(0.12)	$(0.33)	$(0.32)	$(0.67)
Discontinued operations	$-	-	$-	$-
Consolidated operations	$(0.12)	(0.33)	$(0.32)	$(0.67)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
			Additional	Other					Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock			Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares		Amount	Equity
Balance December 31, 2023	10,145,211	$507,300	$40,844,600	$18,600	$(27,485,100)		$		$13,885,400

Net loss	-	-	-	-	(2,051,600)	-		-	(2,051,600)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	358,388	17,900	204,000		-	-		-	221,900

Fair value modification of warrants recorded as stock issuance costs	-	-	423,800		-	-		-	423,800

Foreign currency translation adjustment	-	-	-	(60,300)	-	-		-	(60,300)

Stock-based compensation	-	-	199,900	-	-	-		-	199,900

Balance March 31, 2024	10,503,599	$525,200	$41,672,300	(41,700)	$(29,536,700)	-		$-	$12,619,100

Net loss	-	-	-	-	(1,283,600)	-		-	(1,283,600)

Foreign currency translation adjustment	-	-	-	15,800	-	-		-	15,800

Stock-based compensation	-	-	330,300	-	-	-		-	330,300

Balance June 30, 2024	10,503,599	$525,200	$42,002,600	(25,900)	$(30,820,300)	-		$-	$11,681,600

	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2022	7,023,401	$351,200	$32,900,800	$(8,400)	$(18,398,600)	19,802	$52,400	$14,792,600

Net loss	-	-	-	-	(2,370,500)	-	-	(2,370,500)

Foreign currency translation adjustment	-	-	-	40,200	-	-	-	40,200

Unrealized holding gain on investment securities, net of tax	-	-	-	3,700	-	-	-	3,700

Stock-based compensation	-	-	602,600	-	-	-	-	602,600

Balance March 31, 2023	7,023,401	$351,200	$33,503,400	35,500	$(20,769,100)	19,802	$52,400	$13,068,600

Net loss	-	-	-	-	(2,292,000)	-	-	(2,292,000)

Foreign currency translation adjustment	-	-	-	(30,100)	-	-	-	(30,100)

Unrealized holding loss on investment securities, net of tax	-	-	-	(2,100)	-	-	-	(2,100)

Retirement of treasury stock	(19,802)	(1,000)	(51,400)	-	-	(19,802)	(52,400)	-

Stock-based compensation	-	-	584,700	-	-	-	-	584,700

Balance June 30, 2023	7,003,599	$350,200	$34,036,700	3,300	$(23,061,100)	-	$-	$11,329,100

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(3,335,200)	$(4,662,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377,300	378,500
Stock-based compensation	530,200	1,187,300
Povision for bad debt	2,000	-
Loss on sale of investment securities	3,500	105,000
Unrealized holding (gain) on investment securities	(12,700)	(155,100)
Carrying value of right of use assets	167,400	136,000
Changes in operating assets and liabilities:
Trade accounts receivable	(57,800)	188,200
Inventories	88,800	(471,600)
Prepaid and other current assets	(31,200)	(77,100)
Income tax receivable	87,800	108,800
Accounts payable	500	(270,100)
Accrued expenses	(94,200)	137,900
Contract liabilities	5,100	(126,100)
Lease liabilities	(168,300)	(138,900)

Net cash used in operating activities	(2,436,800)	(3,659,700)

Investing activities:
Purchase of investment securities	(479,000)	(941,500)
Redemption of investment securities	2,121,900	3,420,300
Capital expenditures	(72,200)	(106,200)

Net cash provided by investing activities	1,570,700	2,372,600

Financing activities:
Proceeds from issuance of common stock	716,800	-
Issuance costs of common stock and warrants	(71,100)	-

Net cash provided by financing activities	645,700	-

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(15,200)	4,500

Net decrease in cash and cash equivalents	(235,600)	(1,282,600)
Cash and cash equivalents, beginning of period	796,100	1,927,100
Cash and cash equivalents, end of period	$560,500	$644,500

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

The accompanying (a) unaudited condensed balance sheet as of December 31, 2023, which have been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results for the three and six months ended June 30, 2024 are not necessarily an indication of the results for the full fiscal year ending December 31, 2024.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation and wholly-owned subsidiary, which holds 100% of the outstanding stock of Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation, since its acquisition on April 29, 2021, Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern Considerations

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. For the six months ended June 30, 2024, the Company generated negative cash flows from operations of $2,436,800 and has an accumulated deficit of $30,820,300 as of June 30, 2024. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Company management does not believe that cash on hand and cash flows expected to be generated internally by the Company will be adequate to fund its operations and other cash flow requirements over the next twelve months. These reasons raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are to be filed.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is making plans to secure such resources for the Company which may include capital from management and significant shareholders sufficient to meet its operating expenses and third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Investment securities - Mutual funds	$3,295,100	$-	$-	$3,295,100
Total	$3,295,100	$-	$-	$3,295,100

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investment securities - Mutual funds	$4,928,700	$-	$-	$4,928,700
Total	$4,928,700	$-	$-	$4,928,700

Investments in marketable securities by security type as of June 30, 2024 and December 31, 2023 consisted of the following:

As of June 30, 2024:	Cost	Fair Value	Unrealized Holding Gain

Mutual funds	$3,284,700	$3,295,100	$10,400
Total	$3,284,700	3,295,100	$10,400

As of December 31, 2023:	Cost	Fair Value	Unrealized Holding (Loss)

Mutual funds	$4,929,300	$4,928,700	$(600)
Total	$4,929,300	$4,928,700	$(600)

4. Inventories

	As of June 30,	As of December 31,
	2024	2023
Raw materials	$3,446,000	$3,436,300
Work-in-process	24,500	23,200
Finished goods	1,925,500	2,033,400
Total Inventories	$5,396,000	$5,492,900

Inventories - Current Asset	$4,797,700	$4,883,900
Inventories - Noncurrent Asset	598,300	609,000

5. Goodwill and Finite Lived Intangible Assets

Goodwill amounted to $115,300 as of June 30, 2024 and December 31, 2023.

Finite lived intangible assets consist of the following:

As of June 30, 2024:	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$945,500	$271,300
Trade names	3-6 yrs.	592,300	379,400	212,900
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	207,400	164,800
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	895,400	165,100
Patents	5-7 yrs.	605,600	413,700	191,900
		$4,351,400	$3,345,400	$1,006,000

As of December 31, 2023	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$870,900	$345,900
Trade names	3-6 yrs.	592,300	341,600	250,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	193,600	178,600
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	797,600	262,900
Patents	5-7 yrs.	595,800	384,000	211,800
		$4,341,600	$3,091,700	$1,249,900

Total amortization expense was $126,700 and $127,800 for the three months ended June 30, 2024 and 2023, respectively.

Total amortization expense was $253,700 and $257,800 for the six months ended June 30, 2024 and 2023, respectively.

Estimated future fiscal year amortization expense of intangible assets as of June 30, 2024 is as follows:

As of June 30, 2024	Amount
Remainder of fiscal year ending 2024	$257,100
2025	373,500
2026	195,900
2027	94,500
2028	43,700
Thereafter	41,300
Total	$1,006,000

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of June 30, 2024 and December 31, 2023, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

 Leases

The Company’s approximate future minimum rental payments under all operating leases as of June 30, 2024 were as follows:

As of June 30, 2024:	Amount
Remainder of fiscal year ending 2024	$190,600
2025	357,500
2026	266,600
2027	274,600
2028	201,000
Total future minimum payments	$1,290,300
Less: Imputed interest	(124,100)
Total Present Value of Operating Lease Liabilities	$1,166,200

7. Stockholders’ Equity

Issuance of Common Stock and Warrants

On January 17, 2024, the Company completed the last closing of its sale of securities pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered on December 13, 2023, as filed in the Company’s Form 8-K on December 15, 2023. At this closing, the Company sold an aggregate of 358,388 Units, comprising 358,388 shares of the Company’s common stock, par value $.05 per share (“Common Stock”) and warrants (“Warrants”) to purchase 358,388 shares of Common Stock for a total consideration of $716,776. The Company recognized $98,700 of issuance cost, which includes $71,100 attributable to legal and placement agent fees and $27,600 attributable to the fair value of warrants, issued to the placement agent, to purchase up to 17,919 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the Warrants issued to the purchasers of Units (“Investors”).

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

Salary for Equity Incentive Options

On April 1, 2024 and May 17, 2024, as part of the Company’s strategic initiatives to reduce operating costs and conserve cash for operations, the Company entered into a voluntary Salary/Compensation Waiver Program pursuant to which each director, officer and employee of the Company and its subsidiaries could elect to waive a portion of his or her salary/compensation for twelve months and receive instead options to purchase shares of the Common Stock of the Company (the “stock options”). As a result, the Company issued 628,960 stock options, having a exercise price of $2.50 per share, which vest monthly over twelve months, valued at $948,200 on the grant date using the Black-Scholes-Merton option pricing model.

Equity Cancel and Replacement Options

On April 1, 2024, as part of the Company’s strategic initiatives to incentivize current employees, the Company entered into a cancellation and replacement agreement of certain out-of-the money outstanding employee stock options (the “replacement stock options”), whereby employees surrendered outstanding stock options (“cancelled option awards") and the Company granted and replaced with the same number of replacement stock options, having an exercise price of $2.50 per share, which vest monthly over three years. The Company accounted for the replacements options as a modification of the terms of the cancelled option awards and in accordance with ASC 718-20-35-2A the Company will recognize $613,400 stock compensation expense over the three year vesting period, which was determined by the grant-date fair value of the original award for which the service is expected to be rendered at the cancellation date, plus incremental costs measured as the excess of the fair value of the replacement options on the grant date using the Black-Scholes-Merton option pricing model over the fair value of the cancelled option award at the cancellation date in accordance with ASC 718-20-35-3.

Board of Director Stock Options

On April 12, 2024, the Board of Directors of the Company (the “Board”) appointed Michael Blechman (“Mr. Blechman”) (i) as a Class B Director of the Company, (ii) a member of the Board’s audit committee, (iii) a member of the Board’s compensation committee, and (iv) the Chair and member of the Company’s Nominating Committee. On May 17, 2024, in connection with Mr. Blechman’s appointment, the Company granted and issued 25,000 stock options with an exercise price of $1.75 which vest monthly over three years, valued at $34,500 on the grant date using the Black-Scholes-Merton option pricing model.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Weighted average number of common shares outstanding	10,503,599	7,003,599	10,436,647	7,003,599
Effect of dilutive securities:	-	-	-	-
Weighted average number of dilutive common shares outstanding	10,503,599	7,003,599	10,436,647	7,003,599

Basic and diluted loss per common share:
Continuing operations	$(0.12)	$(0.33)	$(0.32)	$(0.67)
Discontinued operations	-	-	-	-
Consolidated operations	$(0.12)	$(0.33)	$(0.32)	$(0.67)

Approximately 1,766,547 and 8,232,510 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for both the three and six months ended June 30, 2024.

Approximately 18,077 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended June 30, 2023.

Approximately 20,336 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the six months ended June 30, 2023.

9. Related Parties

Consulting Agreements

During the three and six months ended June 30, 2024 and 2023, respectively, the Company paid $31,300 and $47,300, respectively, and $0 and $0, respectively, to Mr. John Nicols, a Director of the Company, who provided consulting services to the Bioprocessing Systems segment.

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

Segment information is reported as follows.

Three Months Ended June 30, 2024:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,281,900	$365,400	$-	$2,647,300

Foreign Sales	629,800	205,700		835,500

Income (Loss) From Operations	214,500	(1,292,900)	(257,800)	(1,336,200)

Assets	6,224,600	4,754,300	3,295,100	14,274,000

Long-Lived Asset Expenditures	24,100	600	-	24,700

Depreciation and Amortization	21,400	167,800	-	189,200

Three Months Ended June 30, 2023:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,614,300	$368,200	$-	$2,982,500

Foreign Sales	723,200	139,900		863,100

Income (Loss) From Operations	215,400	(1,794,600)	(647,000)	(2,226,200)

Assets	7,023,400	5,332,400	1,844,100	14,199,900

Long-Lived Asset Expenditures	17,000	43,400	-	60,400

Depreciation and Amortization	20,400	170,200	-	190,600

For the three months ended June 30, 2024 no customers accounted for approximately 10% or more of the Company’s total revenue. For the three months ended June 30, 2023 one customer accounted for approximately 10% or more of the Company’s total revenue.

Six Months Ended June 30, 2024:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$4,449,300	$681,500	$-	$5,130,800

Foreign Sales	1,284,900	406,200		1,691,100

Income (Loss) From Operations	287,300	(2,894,700)	(818,300)	(3,425,700)

Assets	6,224,600	4,754,300	3,295,100	14,274,000

Long-Lived Asset Expenditures	69,900	2,300	-	72,200

Depreciation and Amortization	42,800	334,500	-	377,300

Six Months Ended June 30, 2023:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$5,196,500	$591,400	$-	$5,787,900

Foreign Sales	1,579,800	235,800		1,815,600

Income (Loss) From Operations	481,600	(3,867,100)	(1,308,300)	(4,693,800)

Assets	7,023,400	5,332,400	1,844,100	14,199,900

Long-Lived Asset Expenditures	25,200	81,000	-	106,200

Depreciation and Amortization	43,700	334,800	-	378,500

For the six months ended June 30, 2024 no customers accounted for approximately 10% or more of the Company’s total revenue. For the six months ended June 30, 2023 no customers accounted for approximately 10% or more of the Company’s total revenue.

A reconciliation of the Company’s consolidated segment income (loss) from operations to consolidated loss from operations before income taxes and net loss for the three and six months ended June 30, 2024 and 2023, respectively are as follows:

For the three months ended June 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$214,500	$(1,292,900)	$(257,800)	$(1,336,200)

Other income(expense), net	(3,700)	5,600	(3,900)	(2,000)
Interest income	-		54,600	54,600
Total other income(expense), net	(3,700)	5,600	50,700	52,600

Income (Loss) from operations before discontinued operations and income taxes	$210,800	$(1,287,300)	$(207,100)	$(1,283,600)

For the three months ended June 30, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$215,400	$(1,794,600)	$(647,000)	$(2,226,200)

Other income (expense), net	4,200	100	(200)	4,100
Interest income	-	-	37,000	37,000
Total other income, net	4,200	100	36,800	41,100

Income (Loss) from operations before discontinued operations and income taxes	$219,600	$(1,794,500)	$(610,200)	$(2,185,100)

For the six months ended June 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$287,300	$(2,894,700)	$(818,300)	$(3,425,700)

Other income(expense), net	(7,200)	11,100	(10,200)	(6,300)
Interest income	-	-	96,800	96,800
Total other income(expense), net	(7,200)	11,100	86,600	90,500

Income (Loss) from operations before discontinued operations and income taxes	$280,100	$(2,883,600)	$(731,700)	$(3,335,200)

For the six months ended June 30, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$481,600	$(3,867,100)	$(1,308,300)	$(4,693,800)

Other income (expense), net	2,400	11,100	76,900	90,400
Interest income	-	-	46,400	46,400
Total other income, net	2,400	11,100	123,300	136,800

Income (Loss) from operations before discontinued operations and income taxes	$484,000	$(3,856,000)	$(1,185,000)	$(4,557,000)

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

Results of Operations.

Three months ended June 30, 2024 and 2023

The Company was able to reduce the loss from continuing operations to $1,283,600 for the three months ended June 30, 2024 as compared to $2,185,100 loss from continuing operations for the three months ended June 30, 2023, primarily due to decreased expenses resulting from operating cost reductions mostly in the Bioprocessing Systems Operations segment and decreased Corporate expenses compared to the prior year periods.

Revenue

Net revenues for the three months ended June 30, 2024 decreased $335,200 (11.2%) to $2,647,300 from $2,982,500 for the three months ended June 30, 2023, driven primarily by lower revenues of Benchtop Laboratory Equipment Operations. Sales of Genie brand products reflected a decrease due to post-COVID destocking and overall market softness for laboratory equipment, particularly in Asia. Sales of Torbal and VIVD brand products amounted to $789,100 for the current year period compared to $943,000 in the prior year, due to reduced VIVID pill counter sales resulting primarily from the new regulations related to pharmacy direct and indirect renumeration fees “DIR fees” charged by pharmacy benefit managers, which caused financial hardships and cash flow challenges for the independent pharmacy market in the beginning of 2024.

Gross profit

The gross profit percentage for the three months ended June 30, 2024 and 2023, was 48.8% and 45.3%, respectively. The increase is due primarily to higher gross margin percentage in the Bioprocessing Systems Operations.

General and administrative

General and administrative expenses for the three months ended June 30, 2024 decreased $237,900 (18.3%) to $1,062,000 from $1,299,900 for the three months ended June 30, 2023, primarily due to decreased Corporate expenses related to external professional services and non-cash stock-based compensation expense compared to prior year period, partially offset by employee related costs associated with a reduction in force in the Bioprocessing Systems Operations.

Selling

Selling expenses for the three months ended June 30, 2024 decreased $691,200 (43.4%) to $900,600 from $1,591,800 for the three months ended June 30, 2023 due primarily to the reduction of sales and marketing employees in conjunction to the strategic operational and product development plan for the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the three months ended June 30, 2024 and 2023, were $666,000 and $684,500, respectively. The decrease of $18,500 (2.7%) is due primarily to the reduction of research and development expenditures related to the VIVID automated pill counter in the Benchtop Laboratory Equipment Operations due to the completion of a new product development in the current year as compared to prior year period.

Other income, net

Other income, net, for the three months ended June 30, 2024 and 2023, were $52,600 and $41,100, respectively. The increase is due primarily to the increase in interest income on investment securities, and a decrease in realized loss on investment securities attributable to more investment securities held in mutual funds as compared to investment securities held in equity securities during the current year period as compared to prior year period.

Income tax

Income tax for the three months ended June 30, 2024 and 2023, was $0 and $108,800, respectively. The Company maintains a full valuation allowance of $10,542,700 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

Six months ended June 30, 2024 and 2023

The Company realized a loss from continuing operations of $3,335,200 for the six months ended June 30, 2024 compared to a $4,557,000 loss from continuing operations for the six months ended June 30, 2023, primarily due to decreased expenses resulting from operating cost reductions mostly in the Bioprocessing Systems Operations segment and decreased Corporate expenses compared to the prior year periods

Revenue

Net revenues for the six months ended June 30, 2024 decreased $657,100 (12.8%) to $5,130,800 from $5,787,900 for the six months ended June 30, 2023, driven primarily by lower revenues of Benchtop Laboratory Equipment Operations of $747,200, resulting primarily from decreased Genie brand sales due to post-COVID destocking and overall market softness for laboratory equipment, particularly in Asia.  Sales of Torbal and VIVD brand products amounted to $1,541,100 in the current year period, compared to $1,808,500 in the prior year period, due to reduced VIVID pill counter sales resulting primarily from the new regulations related to pharmacy direct and indirect renumeration fees “DIR fees” charged by pharmacy benefit managers, which caused financial hardships and cash flow challenges for the independent pharmacy market in the beginning of 2024. Bioprocessing Systems Operations revenues increased $90,100 to $681,500 for the current year period compared to $591,400 in the prior year period, despite a record one-time order in the prior year period reflecting a trend in growth of steady orders for  bioprocessing products.

 Gross profit

The gross profit percentage for the six months ended June 30, 2024 and 2023, was 45.5% and 46.4%, respectively. The 0.9% decrease is due primarily to lower gross margin percentage in the Benchtop Laboratory Equipment Operations, resulting from increases in material, labor and overhead costs.

General and administrative

General and administrative expenses for the six months ended June 30, 2024 decreased $285,400 (11.0%) to $2,583,800 compared to$2,869,200 for the six months ended June 30, 2023 due primarily to decreased Corporate expenses related to external professional services costs compared to prior year period, partially offset by employee related costs associated with a reduction in force in the Bioprocessing Systems Operations.

Selling

Selling expenses for the six months ended June 30, 2024 and 2023 decreased by $1,238,200 (68.9%) to $1,798,400, compared to $3,036,600 for the six months ended June 30, 2023 due primarily to the decreased non-cash stock-based compensation expenses and reduction of sales and marketing employees in conjunction to the strategic operational and product development plan for the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the six months ended June 30, 2024 and 2023, were $1,376,700 and $1,476,000, respectively. The decrease of $99,300 (7.2%) is due primarily to the reduction of research and development expenditures related to the VIVID automated pill counter in the Benchtop Laboratory Equipment Operations as compared to prior year period.

Other income, net

Other income, net, for the six months ended June 30, 2024 and 2023, were $90,500 and $136,800, respectively. The decrease is due primarily to the decrease in unrealized gain and on investment securities offset with a decrease in realized loss on investment securities attributable to more investment securities held in mutual funds as compared to investment securities held in equity securities during the current year period as compared to prior year period.

Income tax

Income tax for the six months ended June 30, 2024, and 2023, was $0 and $108,800, respectively. The Company maintains a full valuation allowance of $10,542,700 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

Liquidity and Capital Resources.

Our primary sources of liquidity are existing cash and investment securities, and cash generated from operating activities of the Benchtop Laboratory Equipment Operations. We assess our liquidity in terms of our ability to generate cash to fund our short and long-term cash requirements.  For the six months ended June 30, 2024, the Company reflected negative cash flows from operations of $2,436,800 and has an accumulated deficit of $30,820,300 as of June 30, 2024. We believe that our operating cash flows derived primarily from the Benchtop Laboratory Equipment Operations, our cash and investment securities  on hand, and the availability of our line of credit, are not sufficient to fund our cash requirements for the next 12 months. The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is making plans to obtain such resources for the Company which may include capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The following table discloses our cash flows for the periods presented:

	For the six months ended June 30,
	2024	2023
Net cash used in operating activities	$(2,436,800)	$(3,659,700)
Net cash provided by investing activities	1,570,700	2,372,600
Net cash provided by financing activities	645,700	-
Effect of changes in foreign currency exchange rates	(15,200)	4,500
Decrease in cash and cash equivalents	$(235,600)	$(1,282,600)

Net cash used in operating activities was $2,436,800 for the six months ended June 30, 2024 compared to $3,659,700 for the six months ended June 30, 2023. The net decrease of $1,222,900 is primarily due to the decreased operating expenses associated with a reduction in force in the Bioprocessing Systems operations and decreased corporate expenses in the current period compared to prior year period.

Net cash provided by investing activities was $1,570,700 for the six months ended June 30, 2024 compared to $2,372,600 provided in the six months ended June 30, 2023. The net decrease of $801,900 is primarily due to the net decrease in net redemption of investment securities, in the current year period compared to prior year period.

Net cash provided by financing activities was $645,700 for the six months ended June 30, 2024 compared to $0 for the six months ended June 30, 2023. The net increase of $645,700, is primarily due to issuance of the Units pursuant to the Purchase Agreement in the current year period.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. Our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: August 14, 2024	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: August 14, 2024	By:	/s/ Reginald Averilla
Reginald Averilla
Chief Financial Officer

