Form 10-Q
period 2024-09-30
SCIENTIFIC INDUSTRIES INC
filed 2024-11-14
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of November 13, 2024 is 10,503,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$563,500	$796,100
Investment securities	2,464,300	4,928,700
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at September 30, 2024 and December 31, 2023	1,357,400	1,157,100
Inventories	4,788,300	4,883,900
Income tax receivable	73,600	161,400
Prepaid expenses and other current assets	405,100	413,500
Total current assets	9,652,200	12,340,700

Property and equipment, net	970,500	1,082,300
Goodwill	115,300	115,300
Other intangible assets, net	879,000	1,249,900
Inventories	597,100	609,000
Operating lease right-of-use assets	1,033,300	1,273,900
Other assets	59,400	59,400
Total assets	$13,306,800	$16,730,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615,300	$711,700
Accrued expenses	623,600	777,900
Contract liabilities	44,300	23,600
Lease liabilities, current portion	327,300	324,100
Total current liabilities	1,610,500	1,837,300

Lease liabilities, less current portion	761,700	1,007,800
Total liabilities	2,372,200	2,845,100

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized; 10,503,599 and 10,145,211, shares issued and 10,503,599 and 10,145,211, shares outstanding at September 30, 2024 and December 31, 2023	525,200	507,300
Additional paid-in capital	42,322,100	40,844,600
Accumulated other comprehensive gain	87,700	18,600
Accumulated deficit	(32,000,400)	(27,485,100)

Total shareholders’ equity	10,934,600	13,885,400

Total liabilities and shareholders’ equity	$13,306,800	$16,730,500

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$2,769,100	$2,585,500	$7,899,900	$8,373,400

Cost of revenues	1,405,900	1,404,500	4,203,500	4,504,400

Gross profit	1,363,200	1,181,000	3,696,400	3,869,000

Operating expenses:
General and administrative	1,019,000	896,300	3,602,800	3,765,500
Selling	919,600	1,614,200	2,718,000	4,650,800
Research and development	683,200	895,900	2,059,900	2,371,900

Total operating expenses	2,621,800	3,406,400	8,380,700	10,788,200

Loss from operations	(1,258,600)	(2,225,400)	(4,684,300)	(6,919,200)

Other income:
Other income, net	38,400	5,300	32,100	95,700
Interest income	40,100	19,000	136,900	65,400
Total other income, net	78,500	24,300	169,000	161,100

Loss from continuing operations before income tax expense	(1,180,100)	(2,201,100)	(4,515,300)	(6,758,100)

Income tax expense	-	-	-	108,800

Loss from continuing operations	(1,180,100)	(2,201,100)	(4,515,300)	(6,866,900)

Discontinued operations:

Gain from discontinued operations, net of tax	$-	$-	-	3,300

Net loss	$(1,180,100)	(2,201,100)	$(4,515,300)	$(6,863,600)

Comprehensive gain (loss):
Unrealized holding gain on investment securities, net of tax	-	-	-	1,600
Foreign currency translation (loss) gain	113,600	(95,700)	69,100	(85,600)
Comprehensive gain (loss)	113,600	(95,700)	69,100	(84,000)

Total comprehensive loss	$(1,066,500)	$(2,296,800)	$(4,446,200)	$(6,947,600)

Basic and Diluted loss per common share

Continuing operations	$(0.11)	$(0.31)	$(0.43)	$(0.98)
Discontinued operations	$-	-	$-	$-
Consolidated operations	$(0.11)	(0.31)	$(0.43)	$(0.98)

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
			Additional	Other						Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock				Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares		Amount		Equity
Balance December 31, 2023	10,145,211	$507,300	$40,844,600	$18,600	$(27,485,100)	$		$		13,885,400

Net loss	-	-	-	-	(2,051,600)		-		-	(2,051,600)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	358,388	17,900	204,000		-		-		-	221,900

Fair value modification of warrants recorded as stock issuance costs	-	-	423,800		-		-		-	423,800

Foreign currency translation adjustment	-	-	-	(60,300)	-		-		-	(60,300)

Stock-based compensation	-	-	199,900	-	-		-		-	199,900

Balance March 31, 2024	10,503,599	$525,200	$41,672,300	(41,700)	$(29,536,700)		-		$-	$12,619,100

Net loss	-	-	-	-	(1,283,600)		-		-	(1,283,600)

Foreign currency translation adjustment	-	-	-	15,800	-		-		-	15,800

Stock-based compensation	-	-	330,300	-	-		-		-	330,300

Balance June 30, 2024	10,503,599	$525,200	$42,002,600	(25,900)	$(30,820,300)		-		$-	$11,681,600

Net loss	-	-	-	-	(1,180,100)		-		-	(1,180,100)

Foreign currency translation adjustment	-	-	-	113,600	-		-		-	113,600

Stock-based compensation	-	-	319,500	-	-		-		-	319,500

Balance September 30, 2024	10,503,599	$525,200	$42,322,100	87,700	$(32,000,400)		-		$-	$10,934,600

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2022	7,023,401	$351,200	$32,900,800	$(8,400)	$(18,398,600)	19,802	$52,400	$14,792,600

Net loss	-	-	-	-	(2,370,500)	-	-	(2,370,500)

Foreign currency translation adjustment	-	-	-	40,200	-	-	-	40,200

Unrealized holding gain on investment securities, net of tax	-	-	-	3,700	-	-	-	3,700

Stock-based compensation	-	-	602,600	-	-	-	-	602,600

Balance March 31, 2023	7,023,401	$351,200	$33,503,400	35,500	$(20,769,100)	19,802	$52,400	$13,068,600

Net loss	-	-	-	-	(2,292,000)	-	-	(2,292,000)

Foreign currency translation adjustment	-	-	-	(30,100)	-	-	-	(30,100)

Unrealized holding loss on investment securities, net of tax	-	-	-	(2,100)	-	-	-	(2,100)

Retirement of treasury stock	(19,802)	(1,000)	(51,400)	-	-	(19,802)	(52,400)	-

Stock-based compensation	-	-	584,700	-	-	-	-	584,700

Balance June 30, 2023	7,003,599	$350,200	$34,036,700	3,300	$(23,061,100)	-	$-	$11,329,100

Net loss	-	-	-	-	(2,201,000)	-	-	(2,201,000)

Foreign currency translation adjustment	-	-	-	(95,700)	-	-	-	(95,700)

Stock-based compensation	-	-	845,700	-	-	-	-	845,700

Balance September 30, 2023	7,003,599	$350,200	$34,882,400	(92,400)	$(25,262,200)	-	$-	$9,878,000

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(4,515,300)	$(6,863,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565,400	566,700
Stock-based compensation	849,700	2,033,000
Provision for bad debt	2,000	-
Loss on sale of investment securities	5,300	96,500
Unrealized holding gain on investment securities	(44,800)	(147,900)
Carrying value of right of use assets	249,000	201,400
Changes in operating assets and liabilities:
Trade accounts receivable	(192,600)	(20,100)
Inventories	156,800	(532,400)
Prepaid and other current assets	14,300	(162,100)
Income tax receivable	87,800	108,800
Accounts payable	(93,600)	175,400
Accrued expenses	(158,600)	39,700
Contract liabilities	20,700	(114,000)
Lease liabilities	(250,700)	(203,000)

Net cash used in operating activities	(3,304,600)	(4,821,600)

Investing activities:
Purchase of investment securities	(519,100)	(987,000)
Redemption of investment securities	3,025,000	4,505,400
Capital expenditures	(76,000)	(117,900)

Net cash provided by investing activities	2,429,900	3,400,500

Financing activities:
Proceeds from issuance of common stock	716,800	-
Issuance costs of common stock and warrants	(71,100)	-
Overdraft	-	13,300

Net cash provided by financing activities	645,700	13,300

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(3,600)	(3,900)

Net decrease in cash and cash equivalents	(232,600)	(1,411,700)
Cash and cash equivalents, beginning of period	796,100	1,927,100
Cash and cash equivalents, end of period	$563,500	$515,400

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

The accompanying (a) unaudited condensed balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results for the three and nine months ended September 30, 2024 are not necessarily an indication of the results for the full fiscal year ending December 31, 2024.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation and wholly-owned subsidiary, which holds 100% of the outstanding stock of Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation and Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern Considerations

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. For the nine months ended September 30, 2024, the Company generated negative cash flows from operations of $3,304,600 and had an accumulated deficit of $32,000,400 as of September 30, 2024. Company management does not believe that cash on hand and cash flows expected to be generated internally by the Company will be adequate to fund its operations and other cash flow requirements over the next twelve months. These reasons raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are to be filed.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is making plans to secure such resources for the Company which may include capital from management and significant shareholders sufficient to meet its operating expenses and third-party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain balances from fiscal 2023 have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. The amendments in this update are effective for public companies with fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The update will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company's annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Investment securities - Mutual funds	$2,464,300	$-	$-	$2,464,300
Total	$2,464,300	$-	$-	$2,464,300

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investment securities - Mutual funds	$4,928,700	$-	$-	$4,928,700
Total	$4,928,700	$-	$-	$4,928,700

Investments in marketable securities by security type as of September 30, 2024 and December 31, 2023 consisted of the following:

As of September 30, 2024:	Cost	Fair Value	Unrealized Holding Gain

Mutual funds	$2,420,100	$2,464,300	$44,200
Total	$2,420,100	2,464,300	$44,200

As of December 31, 2023:	Cost	Fair Value	Unrealized Holding (Loss)

Mutual funds	$4,929,300	$4,928,700	$(600)
Total	$4,929,300	$4,928,700	$(600)

4. Inventories

	As of September 30,	As of December 31,
	2024	2023
Raw materials	$3,369,500	$3,436,300
Work-in-process	61,000	23,200
Finished goods	1,954,900	2,033,400
Total Inventories	$5,385,400	$5,492,900

Inventories - Current Asset	$4,788,300	$4,883,900
Inventories - Noncurrent Asset	597,100	609,000

5. Goodwill and Finite Lived Intangible Assets

Goodwill amounted to $115,300 as of September 30, 2024 and December 31, 2023.

Finite lived intangible assets consist of the following:

As of September 30, 2024:	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$982,800	$234,000
Trade names	3-6 yrs.	592,300	398,400	193,900
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	214,300	157,900
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	944,300	116,200
Patents	5-7 yrs.	605,600	428,600	177,000
		$4,351,400	$3,472,400	$879,000

As of December 31, 2023	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3-10 yrs.	$1,216,800	$870,900	$345,900
Trade names	3-6 yrs.	592,300	341,600	250,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	193,600	178,600
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	797,600	262,900
Patents	5-7 yrs.	595,800	384,000	211,800
		$4,341,600	$3,091,700	$1,249,900

Total amortization expense was $127,000 and $127,800 for the three months ended September 30, 2024 and 2023, respectively.

Total amortization expense was $380,700 and $385,600 for the nine months ended September 30, 2024 and 2023, respectively.

Estimated future fiscal year amortization expense of intangible assets as of September 30, 2024 is as follows:

As of September 30, 2024	Amount
Remainder of fiscal year ending 2024	$130,100
2025	373,500
2026	195,900
2027	94,500
2028	43,700
Thereafter	41,300
Total	$879,000

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of September 30, 2024 and December 31, 2023, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Leases

The Company’s approximate future minimum rental payments under all operating leases as of September 30, 2024 were as follows:

As of September 30, 2024:	Amount
Remainder of fiscal year ending 2024	$94,600
2025	361,300
2026	266,600
2027	274,600
2028	201,000
Total future minimum payments	$1,198,100
Less: Imputed interest	(109,100)
Total Present Value of Operating Lease Liabilities	$1,089,000

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

As an incentive to certain Investors of the Company who participated in previous private placements (“Existing Investors”) and received as part of those financings, warrants (“Outstanding Warrants”) to purchase shares of Common Stock, the Company agreed that if any Existing Investor were to purchase Units at a certain level in the offering thereof under the Purchase Agreement (the “Offering”), the Company would reduce the exercise price of the Outstanding Warrants held by such Existing Investor to $2.50 per share and extend the period in which such Outstanding Warrants could be exercised to the fifth anniversary of the date on which the Existing Investor purchased Units under the Purchase Agreement. Each Existing Investor purchasing Units at the requisite level received a new warrant (the “Replacement Warrants”) to replace such Existing Investor’s Outstanding Warrants. On January 17, 2024, as a result of their purchase of Units, Existing Investors became entitled to receive Replacement Warrants to replace 333,884 Outstanding Warrants, with each Replacement Warranting having a reduced exercise price of such Outstanding Warrants of $2.50 per share and exercisable until the fifth anniversary of the relevant closing under the Purchase Agreement.

Salary for Equity Incentive Options

On April 1, 2024 and May 17, 2024, as part of the Company’s strategic initiatives to reduce operating costs and conserve cash for operations, the Company offered a voluntary Salary/Compensation Waiver Program pursuant to which each director, officer and employee of the Company and its subsidiaries could elect to waive a portion of his or her salary/compensation for twelve months and receive instead options to purchase shares of the Common Stock of the Company (the “stock options”).  Under this program, the Company issued 10-year options to purchase 628,960 shares of Common Stock, each having an exercise price of $2.50 per share, vesting monthly over twelve months, valued at $948,200 on the grant date using the Black-Scholes-Merton option pricing model.

Equity Cancel and Replacement Options

On April 1, 2024, as part of the Company’s strategic initiatives to incentivize current employees, the Company entered into a cancellation and replacement agreement regarding certain out-of-the money outstanding employee stock options (the “replacement stock options”), whereby employees surrendered out-of-the-money outstanding stock options (“cancelled option awards") and the Company granted replacement stock options in the same number, having an exercise price of $2.50 per share, which replacement options vest monthly over three years from their date of issuance. The Company accounted for the issuance of these replacements options as a modification of the terms of the cancelled option awards and in accordance with ASC 718-20-35-2A the Company will recognize $613,400 stock compensation expense over the three-year vesting period, which was determined by the grant-date fair value of the original award for which the service is expected to be rendered at the cancellation date, plus incremental costs measured as the excess of the fair value of the replacement options on the grant date using the Black-Scholes-Merton option pricing model over the fair value of the cancelled option award at the cancellation date in accordance with ASC 718-20-35-3.

Board of Director Stock Options

On April 12, 2024, the Board of Directors of the Company (the “Board”) appointed Michael Blechman (“Mr. Blechman”) as (i) a Class B Director of the Company, (ii) a member of the Board’s audit committee, (iii) a member of the Board’s compensation committee, and (iv) the Chair and a member of the Company’s Nominating Committee. On May 17, 2024, in connection with such appointment, the Company granted and issued to Mr. Blechman stock options to purchase 25,000 shares of the Common Stock of the Company with an exercise price of $1.75 which vest monthly over three years, valued at $34,500 on the grant date using the Black-Scholes-Merton option pricing model.

On July 1, 2024, the Company granted and issued stock options to purchase 10,000 shares of the Common Stock of the Company, each to Christopher Cox, John Nicols, and Jurgen Schumacher, as part of their annual compensation serving as independent Board members of the Company. The stock options have a 10-year life, an exercise price of $1.29, 100% vested one year after the grant date, and valued at $10,400 on the grant date using the Black-Scholes-Merton option pricing model.

On July 1, 2024, the Company granted and issued stock options to purchase 5,000 shares of the Common Stock of the Company, each to Michael Blechman, Christopher Cox, and John Nicols, as part of their annual compensation serving as independent Committee Chairmans of the Company. The stock options have a 10-year life, an exercise price of $1.29, 100% vested one year after the grant date, and valued at $5,200 on the grant date using the Black-Scholes-Merton option pricing model.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Weighted average number of common shares outstanding	10,503,599	7,003,599	10,443,029	7,003,599
Effect of dilutive securities:	-	-	-	-
Weighted average number of dilutive common shares outstanding	10,503,599	7,003,599	10,443,029	7,003,599

Basic and diluted loss per common share:
Continuing operations	$(0.11)	$(0.31)	$(0.43)	$0.98)
Discontinued operations	-	-	-	-
Consolidated operations	$(0.11)	$(0.31)	$(0.43)	$(0.98)

Approximately 1,835,447 and 8,232,510 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for both the three and nine months ended September 30, 2024.

Approximately 20,965 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended September 30, 2023.

Approximately 20,417 and 0 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the nine months ended September 30, 2023.

9. Related Parties

Consulting Agreements

During the three and nine months ended September 30, 2024 and 2023, respectively, the Company paid $24,000 and $71,300, respectively, and $0 and $0, respectively, to Mr. John Nicols, a Director of the Company, who provided consulting services to the Bioprocessing Systems Operations segment.

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

Segment information is reported as follows.

Three Months Ended September 30, 2024:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,316,600	$452,500	$-	$2,769,100

Foreign Sales	562,000	241,900		803,900

Income (Loss) From Operations	258,700	(1,200,000)	(317,300)	(1,258,600)

Assets	6,114,600	4,697,900	2,464,300	13,306,800

Long-Lived Asset Expenditures	2,900	900	-	3,800

Depreciation and Amortization	21,900	166,200	-	188,100

Three Months Ended September 30, 2023:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$2,161,300	$424,200	$-	$2,585,500

Foreign Sales	625,000	242,900		867,900

Income (Loss) From Operations	73,600	(2,105,500)	(193,500)	(2,225,400)

Assets	7,137,200	5,101,300	809,600	13,048,100

Long-Lived Asset Expenditures	-	11,700	-	11,700

Depreciation and Amortization	20,700	167,500	-	188,200

For the three months ended September 30, 2024 one customer accounted for 10% or more of the Company’s total revenue. For the three months ended September 30, 2023 one customer accounted for 10% or more of the Company’s total revenue.

Nine Months Ended September 30, 2024:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$6,765,900	$1,134,000	$-	$7,899,900

Foreign Sales	1,779,100	648,100		2,427,200

Income (Loss) From Operations	546,000	(4,094,700)	(1,135,600)	(4,684,300)

Assets	6,144,600	4,697,900	2,464,300	13,306,800

Long-Lived Asset Expenditures	72,800	3,200	-	76,000

Depreciation and Amortization	64,700	500,700	-	565,400

Nine Months Ended September 30, 2023:	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate And Other	Consolidated
Revenues	$7,357,800	$1,015,600	$-	$8,373,400

Foreign Sales	2,204,800	478,700		2,683,500

Income (Loss) From Operations	555,200	(5,972,600)	(1,501,800)	(6,919,200)

Assets	7,137,200	5,101,300	809,600	13,048,100

Long-Lived Asset Expenditures	25,200	92,700	-	117,900

Depreciation and Amortization	64,400	502,300	-	566,700

For the nine months ended September 30, 2024 no customers accounted for approximately 10% or more of the Company’s total revenue. For the nine months ended September 30, 2023 no customers accounted for approximately 10% or more of the Company’s total revenue.

A reconciliation of the Company’s consolidated segment income (loss) from operations to consolidated loss from operations before income taxes and net loss for the three and nine months ended September 30, 2024 and 2023, respectively are as follows:

For the three months ended September 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$258,700	$(1,200,000)	$(317,300)	$(1,258,600)

Other income, net	2,100	11,400	24,900	38,400
Interest income	-		40,100	40,100
Total other income, net	2,100	11,400	65,000	78,500

Income (Loss) from operations before discontinued operations and income taxes	$260,800	$(1,188,600)	$(252,300)	$(1,180,100)

For the three months ended September 30, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$73,600	$(2,105,500)	$(193,500)	$(2,225,400)

Other income (expense), net	5,300	(1,800)	1,800	5,300
Interest income	-	-	19,000	19,000
Total other income (expense), net	5,300	(1,800)	20,800	24,300

Income (Loss) from operations before discontinued operations and income taxes	$78,900	$(2,107,300)	$(172,700)	$(2,201,100)

For the nine months ended September 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$546,000	$(4,094,700)	$(1,135,600)	$(4,684,300)

Other income (expense), net	(5,100)	22,500	14,700	32,100
Interest income	-	-	136,900	136,900
Total other income (expense), net	(5,100)	22,500	151,600	169,000

Income (Loss) from operations before discontinued operations and income taxes	$540,900	$(4,072,200)	$(984,000)	$(4,515,300)

For the nine months ended September 30, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$555,200	$(5,972,600)	$(1,501,800)	$(6,919,200)

Other income, net	7,700	9,300	78,700	95,700
Interest income	-	-	65,400	65,400
Total other income, net	7,700	9,300	144,100	161,100

Income (Loss) from operations before discontinued operations and income taxes	$562,900	$(5,963,300)	$(1,357,700)	$(6,758,100)

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

Results of Operations.

Three months ended September 30, 2024 and 2023

The Company reported a decrease of $1,021,000 (46.4%) in its loss from continuing operations to $1,180,100 for the three months ended September 30, 2024 as compared to a $2,201,100 loss from continuing operations for the three months ended September 30, 2023, primarily due to decreased expenses resulting from operating cost reductions mostly in the Bioprocessing Systems Operations segment and increased net revenue in both of the Company’s operating segments compared to the prior year period.

Revenue

Net revenues for the three months ended September 30, 2024 increased $183,600 (7.1%) to $2,769,100 from $2,585,500 for the three months ended September 30, 2023, driven by increased revenues of $155,300 from the Benchtop Laboratory Equipment Operations and $28,300 from the Bioprocessing Systems Operations. The increase in revenue from the Benchtop Laboratory Equipment Operations was driven by increased sales of Genie brand products in the U.S., and to a lesser extent increased sales of the Torbal division’s VIVID pill counter.  Sales of Torbal and VIVID brand products amounted to $881,900 for the current year period compared to $850,700 in the prior year.  The pharmacy industry is recovering from cash flow constraints caused by new regulations related to pharmacy direct and indirect renumeration fees “DIR fees” charged by pharmacy benefit managers, which caused financial hardships and cash flow challenges for the independent pharmacy market in the beginning of 2024.

Gross profit

The gross profit percentage for the three months ended September 30, 2024 and 2023, were 49.2% and 45.7%, respectively. The increase is due primarily to higher gross margin percentage in the Bioprocessing Systems Operations, in part attributable to increased sales of the recently launched Multiparameter Sensor.

General and administrative

General and administrative expenses for the three months ended September 30, 2024 increased $122,700 (13.7%) to $1,019,000 from $896,300 for the three months ended September 30, 2023, primarily due to increases in Corporate expenses related to external professional services and non-cash stock-based compensation expense compared to prior year period.

Selling

Selling expenses for the three months ended September 30, 2024 decreased $694,600 (43.0%) to $919,600 from $1,614,200 for the three months ended September 30, 2023, primarily due to the reduction of sales and marketing employees in conjunction to the strategic operational plan for the Bioprocessing Systems Operations, implemented in the first and second quarters of the current year.

Research and development

Research and development expenses for the three months ended September 30, 2024 decreased $212,700 (23.7%) to $683,200 from $895,900 for the three months ended September 30, 2023, primarily due to the completion of new product developments in the current year and reduction of research and development expenditures in both operating segments as compared to prior year period.

Other income, net

Other income, net, for the three months ended September 30, 2024 and 2023, were $78,500 and $24,300, respectively. The increase is due primarily to increased interest income on investment securities and increased unrealized gain in investment securities during the current year period as compared to prior year period.

Income tax

Income tax for the three months ended September 30, 2024 and 2023, were $0 and $0, respectively. The Company maintains a full valuation allowance of $11,032,000 against its consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

Nine months ended September 30, 2024 and 2023

The Company reported a loss from continuing operations of $4,515,300 for the nine months ended September 30, 2024 compared to a $6,758,100 loss from continuing operations for the nine months ended September 30, 2023, primarily due to an increase in productivity from the Bioprocessing Systems Operations that saw a slight year-over-year pick up in revenue at significantly decreased expenses resulting from operating cost reductions as well as  decreased Corporate expenses related to external professional services and non-cash stock-based compensation expense compared to the prior year periods.

Revenue

Net revenues for the nine months ended September 30, 2024 decreased $473,500 (5.7%) to $7,899,900 from $8,373,400 for the nine months ended September 30, 2023, primarily due to a decrease of $591,900 in net revenues from the Benchtop Laboratory Equipment Operations, offset by an increase of $118,400 in net revenues from the Bioprocessing Systems Operations. The reduced net revenue from the Benchtop Laboratory Equipment Operations resulted primarily from decreased Genie brand sales due to overall market softness in demand for laboratory equipment in China.  In addition, net revenue of Torbal and VIVID brand products decreased to $2,380,600 in the current year period, compared to $2,597,400 in the prior year period, due to principally reduced VIVID pill counter sales resulting primarily from the new regulations related to pharmacy direct and indirect renumeration fees “DIR fees” charged by pharmacy benefit managers, which caused financial hardships and cash flow challenges for the independent pharmacy market in the beginning of 2024. Bioprocessing Systems Operations revenues increased $118,400 to $1,134,000 for the current year period compared to $1,015,600 in the prior year period primarily due to increased market penetration of its new DOTS Multiparameter sensor products.

 Gross profit

The gross profit percentage for the nine months ended September 30, 2024 and 2023, were 46.8% and 46.2%, respectively, due primarily to increased sales of the recently launched Multiparameter Sensor with higher gross margin percentage in the Bioprocessing Systems Operations offset by lower gross margin percentage in the Benchtop Laboratory Equipment Operations, resulting from increases in production overhead costs.

General and administrative

Selling expenses for the nine months ended September 30, 2024 decreased $1,932,800 (41.6%) to $2,718,000, compared to $4,650,800 for the nine months ended September 30, 2023 primarily due to the decreased non-cash stock-based compensation expenses and reduction of sales and marketing employees in conjunction to the strategic operational plan for the Bioprocessing Systems Operations implemented in the first and second quarter of the current year period.

Selling

Selling expenses for the nine months ended September 30, 2024 and 2023 decreased $1,932,800 (41.6%) to $2,718,000, compared to $4,650,800 for the nine months ended September 30, 2023 primarily due to the decreased non-cash stock-based compensation expenses and reduction of sales and marketing employees in conjunction to the strategic operational plan for the Bioprocessing Systems Operations implemented in the first and second quarter of the current year period.

Research and development

Research and development expenses for the nine months ended September 30, 2024 decreased $312,000 (13.2%) to $2,059,900 compared to $2,371,900 for the nine months ended September 30, 2023 primarily due to the reduction of research and development expenditures related to the completion of a new VIVID automated pill counter in the Benchtop Laboratory Equipment Operations as compared to prior year period.

Other income, net

Other income, net, for the nine months ended September 30, 2024 and 2023, were $169,000 and $161,000, respectively. The increase is due primarily to increased interest income on investment securities and increased unrealized gain in investment securities during the current year period as compared to prior year period.

Income tax

Income tax for the nine months ended September 30, 2024, and 2023, were $0 and $108,800, respectively. The Company maintains a full valuation allowance of $11,032,000 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

Liquidity and Capital Resources.

Our primary sources of liquidity are existing cash and investment securities, and cash generated from operating activities of the Benchtop Laboratory Equipment Operations. We assess our liquidity in terms of our ability to generate cash to fund our short and long-term cash requirements.  For the nine months ended September 30, 2024, the Company reflected negative cash flows from operations of $3,304,600 and had an accumulated deficit of $32,000,400 as of September 30, 2024. We believe that our operating cash flows derived primarily from the Benchtop Laboratory Equipment Operations, our cash and investment securities on hand, and the availability of our line of credit, are not sufficient to fund our cash requirements for the next 12 months. The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table discloses our cash flows for the periods presented:

	For the nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(3,304,600)	$(4,821,600)
Net cash provided by investing activities	2,429,900	3,400,500
Net cash provided by financing activities	645,700	13,300
Effect of changes in foreign currency exchange rates	(3,600)	(3,900)
Decrease in cash and cash equivalents	$(232,600)	$(1,411,700)

Net cash used in operating activities was $3,304,600 for the nine months ended September 30, 2024 compared to $4,821,600 for the nine months ended September 30, 2023. The net decrease of $1,517,000 is primarily due to the decreased operating expenses associated with a reduction in force in the Bioprocessing Systems operations and decreased corporate expenses in the current period compared to prior year period.

Net cash provided by investing activities was $2,429,900 for the nine months ended September 30, 2024 compared to $3,400,500 provided in the nine months ended September 30, 2023. The net decrease of $970,600 is primarily due to the net decrease in net redemption of investment securities in the current year period compared to prior year period.

Net cash provided by financing activities was $645,700 for the nine months ended September 30, 2024 compared to $13,300 for the nine months ended September 30, 2023. The net increase of $632,400, is primarily due to issuance of the Units pursuant to the Purchase Agreement in the current year period.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. Our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: November 14, 2024	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: November 14, 2024	By:	/s/ Reginald Averilla
Reginald Averilla
Chief Financial Officer

