Form 10-K
period 2024-12-31
SCIENTIFIC INDUSTRIES INC
filed 2025-03-31
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 30, 2024 is $5,009,326.

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of March 27, 2025 is 10,503,599 shares.

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

Products.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products consist of mixers and shakers, rotators/rockers, refrigerated and shaking incubators, and magnetic stirrers sold through the “Genie ™” division, and pharmacy and laboratory balances and scales, force gauges, automated pill counters and moisture analyzers sold through the “Torbal®” division. Sales of the Company’s principal product, the Vortex-Genie® 2 Mixer, excluding accessories, represented approximately 33% and 32% of the Company’s total net revenues for the years ended December 31, 2024 and 2023, respectively.

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

The Company’s Torbal® division line of products includes pharmacy, laboratory, industrial digital scales, moisture analyzers, mechanical and automated pill counters, force gauges and test stands.

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

 Product Development. The Company designs and develops substantially all of its products. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its internal engineering capabilities in areas such as industrial and electronics design.  The Company is investing significantly in the product development of its Bioprocessing Systems Operations with the launch of one major product line during the fiscal year ended December 31, 2024 (“Fiscal 2024)” and several new product launches planned for the fiscal year ending December 31, 2025 and thereafter with a view to generating meaningful revenues from its Bioprocessing Systems Operations in the future.  To a lesser extent, the Company also invested in product development of its VIVID product line of the Benchtop Laboratory Equipment Operations’ Torbal division, and as a result introduced a major new product in February 2025 and expects to continue to invest in this product line which the Company deems to have sales growth potential.

Major Customers. Sales to the three top customers, principally of the Vortex-Genie 2 Mixer, represented 15% and 16% of consolidated net revenues for the years ended December 31, 2024 and 2023, respectively. The three top customers also represented 18% and 18% of Benchtop Laboratory Equipment product sales, for the year ended December 31, 2024 and 2023, respectively.

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

The Company’s “Torbal®” brand weighing products are primarily marketed and sold online, and primarily on a direct basis, and distributors. The Company’s VIVID® brand, automated pill counters are sold through two exclusive distributors in North America. The Company markets its products through online and trade publication advertising, brochures and catalogs, the Company’s websites, one sales professional in the North America, Central America, and South America, a consultant in Europe and Middle East and, when practicable, attendance at industry trade shows.

Bioprocessing Systems. The Company’s Bioprocessing Systems products are marketed through a direct sales force consisting of eight sales professionals and four application scientists in the US and Germany, plus a network of 11 distributors that are managed by a distribution manager. Sales are supported via marketing through websites, content creation, application notes, mailings, trade shows, online marketing campaigns, and membership in various public/private research partnerships.  The Company invests heavily in the sales and marketing of its Bioprocessing Systems Operations in an effort to attract new customers and sales opportunities for products recently launched and market research for future products.

Assembly and Production. The Company has facilities in Bohemia, New York and Pearl River, New York where it conducts the Benchtop Laboratory Equipment operations. The Company also has a shared-office facility in Pittsburgh, Pennsylvania and its primary operating facility in Baesweiller, Germany, where it conducts the Bioprocessing Systems operations. The Company’s production operations principally involve assembly of components supplied by various domestic and international independent suppliers.

Patents, Trademarks and Licenses.

The Company holds several patents relating to its benchtop laboratory products which include a United States patent that relates to a mixing method which expires in June 2036, and a patent relating to Torbal’s VIVID® automated pill counter which expires in March 2039.

The Company’s Bioprocessing Systems operations’ Aquila subsidiary holds three US patents relating to bioprocessing which expire in May 2036, February 2038 and March 2038, respectively. In addition, Aquila holds several European and German patents and Patent Cooperation Treaty (the “PCT”) patents, and has several other patent applications pending in the United States, Europe, and under the PCT.

The Company does not anticipate any material adverse effect on sales of its patented products following the expiration on any of its patents resulting in the loss of patent protection.

The Company has various proprietary trademarks, including aquila biolabs (in Germany), Bead Genie®, Disruptor Beads™, Disruptor Genie®, DOTS™, Enviro-Genie®, Genie™, Genie Temp-Shaker™, Incubator Genie™, MagStir Genie™, MegaMag Genie®, MicroPlate Genie®, MultiMagStir Genie™, Multi-MicroPlate Genie®, Orbital Genie®, QuadMag Genie®, Rotator Genie®, Roto-Shake Genie®, Torbal®, TurboMix™, VIVID®, and Vortex-Genie®, each of which it considers important to the success of the related product. No representation can be made that any application will be granted or as to the protection that any existing or future trademark registration may provide.

Foreign Sales. The Company’s sales to overseas customers, principally in Asia and Europe, accounted for approximately 39% and 34% of the Company’s net revenue for the year ended December 31, 2024 and 2023, respectively. Payments were primarily in United States dollars and were therefore not subject to risks of currency fluctuation.

Seasonality. The Company does not consider its business to be materially seasonal.

Backlog. The Company had a total backlog in benchtop equipment orders of approximately $368,300 and $563,800 as of December 31, 2024 and 2023, respectively. There was no significant backlog for the Bioprocessing Systems operations.

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

Research and Development. The Company incurred research and development expenses, the majority of which related to its Bioprocessing Systems operations, of $2,906,100 and $3,566,200 for the year ended December 31, 2024 and 2023, respectively. The Company expects that research and development expenditures in the fiscal year ending December 31, 2025 will continue to be material reflecting continued product development efforts for the Bioprocessing Systems operations.

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

Employees. As of March 27, 2025, the Company employed 67 persons (32 for the Benchtop Laboratory Equipment operations, and 35 for the Bioprocessing Systems operations, of whom 27 were located in Germany) of whom 61 were full-time, including its executive officers. The Company augments its internal staff with outside consultants as deemed necessary. None of the Company’s employees are represented by any union.

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

In such an event, we may be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements, product line divestitures, or other sources. We do not have any committed external source of funds, other than a working line of credit of $300,000 with the Company’s primary bank. If additional funding is necessary, adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts and on terms acceptable to us, - we may have to significantly delay, scale back or discontinue the development or commercialization of bioprocessing or any of our other products. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

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

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, or product line divestitures, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a history of losses and will likely incur future losses during the next few years as we attempt to grow and develop our bioprocessing sector.

We incurred net losses of $6,445,400 and $9,086,500 for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $33,930,500. We expect to continue to incur operating losses for the foreseeable future as our expenses related to the growth and expansion of our Bioprocessing Systems operations will exceed revenues expected to be generated. Our Benchtop Laboratory Equipment operations are profitable, but our ability to become and remain profitable on a combined basis depends on our ability to generate additional revenue, and therefore profits, from our Bioprocessing Systems operations. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of future revenues, and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we fail to maintain proper and effective internal controls over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our Common Stock.

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

As of March 27, 2025, there were 10,503,599 shares of Common Stock of the Company outstanding, of which 32% are held by the top three stockholders of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during Fiscal 2024 and 2023 on which no trades of the Company’s Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility. The lack of an active trading market may impair the value of the shares of our common stock and stockholders’ ability to sell their shares. An inactive trading market may also impair the Company’s ability to raise capital by selling shares of common stock and to enter into strategic partnerships or other business strategies.

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

Our future success depends in a large part upon the continued service of key members of our senior management team.  The loss of services from any of Ms. Helena Santos, the Company’s President and Chief Executive Officer, Mr. Reginald Averilla, the Company’s Chief Financial Officer, Secretary and Treasurer, Mr. Robert Nichols, the President of the Company’s Genie Products Division of the Benchtop Laboratory Equipment Operations, Mr. Karl Nowosielski, the President of the Torbal Products Division of the Benchtop Laboratory Operations, Mr. Daniel Donadille, the Chief Executive Officer and President of the Bioprocessing Systems Operations, or Mr. John A. Moore, the Company’s Chairman, or any material expansion of the Company’s operations could place a significant additional strain on the Company’s limited management resources and could be materially adverse to the Company’s operating results and financial condition.

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

We believe that the worldwide bioprocess development technologies total available market is approximately $26 billion1,2, with a serviceable addressable share for our bioprocessing products of $2.1 billion1,2. Our estimates of the TAM and SAM for our products under development are based on a number of internal and third-party estimates, as well as assumed prices at which we can sell our future products. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our product candidates may prove to be incorrect. If the price at which we can sell future products, or the annual total addressable market for our product candidates is smaller than we have estimated, it could have an adverse impact on our business.

__________________

(1)	Jessica Merrill, “The Next Big Patent Cliff Is Coming, And Time Is Running Out To Pad The Fall”, Pharma Intelligence UK Limited, a Citeline company, April 2022.

(2)	Estimated on the basis of: Hillary Dukart, Laurie Lanoue, Mariel Rezende, Paul Rutten, “Emerging from disruption: The future of pharma operations strategy”, McKinsey & Company, October 2022.

 Dependence on major customers.

Although the Company does not depend on any one single major customer, sales to the top three Benchtop Laboratory Equipment operations customers accounted for a combined aggregate of 23% and 18% of the segment’s total sales for the year ended December 31, 2024 and 2023, respectively.

No representation can be made that the Company will be successful in retaining any of these customers, or not suffer a material reduction in sales, either of which could have an adverse effect on future operating results of the Company.

One benchtop laboratory equipment product accounts for a substantial portion of revenues.

The Company has a limited number of Benchtop Laboratory Equipment products with one product, the Vortex-Genie 2 Mixer, accounting for approximately 38% and 36% of Benchtop Laboratory Equipment sales, for the year ended December 31, 2024 and 2023, respectively.

The Company is a small participant in each of the industries in which it operates.

The Benchtop Laboratory Equipment industry is a highly competitive mature industry. Although the Vortex-Genie 2 Mixer is widely accepted, the annual sales of the Benchtop Laboratory Equipment products ($9,022,800 and $9,745,400 for the year ended December 31, 2024 and 2023, respectively) are significantly lower than the annual sales of many of its competitors in the industry. The principal competitors are substantially larger with much greater financial, production and marketing resources than the Company. There are constant new entrants into the vortex mixer market, including those offering products imported from China, which the Company is unable to compete with on price. The Torbal line of products is also a small market participant in its industry with significant competition from well-known brands.

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

The Company continuously invests in the development and marketing of new Benchtop Laboratory Equipment products, including the Torbal line of products, with a view to increase revenues and reduce the Company’s dependence on sales of the Vortex-Genie 2 Mixer. However, gross revenues derived from non- Vortex-Genie Benchtop Laboratory Equipment products including Torbal products amounted to $5,538,000 (61% of the segment sales and 51% of total revenues) for the year ended December 31, 2024, and $6,190,800 (64% of the segment sales and 56% of total revenues) for the year ended December 31, 2023. The segment’s ability to compete will depend upon the Company’s success in continuing to develop and market new laboratory equipment and scales as to which no assurance can be given.

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

The success of the Company’s Bioprocessing Systems operations will depend heavily on its ability to successfully develop, produce, and market new products. Commencing in the last quarter of fiscal year ended June 30, 2019, the Company began to commit substantial resources to its Bioprocessing Systems operations in the form of employees, materials, supplies, marketing, and facilities to accelerate its product development efforts and marketing activities. Bioprocessing products are of a complex nature in an industry that the Company has not traditionally operated in and have taken much longer to develop than previously anticipated. In addition, they will be subject to beta testing and adoption by end users, which could result in design and/or production changes which could further delay development time. On April 29, 2021, the Company acquired Aquila in an effort to accelerate development of its bioprocessing products. The Company continues to incur substantial product development and sales and marketing costs related to its Bioprocessing Systems operations.

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

Sales to overseas customers, including sales in China, accounted for approximately 39% and 34% of the Company’s net revenues for the year ended December 31, 2024 and 2023, respectively. The high value of the U.S. dollar relative to foreign currencies can have a negative impact on sales because the Company’s products, which are paid in U.S. dollars, become more expensive to overseas customers.  In addition, tariffs imposed by importing countries outside the U.S.  may also have a negative impact on the total cost of our products overseas.

Higher material and transportation costs over the last few years has resulted in significantly higher costs for some of the Company’s components. Such increased costs could have a negative effect on the Company’s future gross margins, if the Company is unable to pass such cost increases to its customers.

The Company is heavily dependent on outside suppliers for the components of its products.

The Company purchases most of its components from outside suppliers and relies on a few sole-source suppliers for some components, mostly due to cost considerations. Most of the Company’s suppliers, including its U.S. vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country, such as current and potential future tariffs. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier. However, alternate suppliers are not always feasible for various reasons including complexity and cost of toolings. A shortage of components or vendor inability to deliver due to shipping and cargo issues could halt production and have a material negative effect on the Company’s operations.

The Company’s ability to compete depends in part on its ability to secure and maintain proprietary rights to its products.

The Company has no patent protection for its principal Benchtop Laboratory Equipment product, the Vortex-Genie 2 Mixer, or the Torbal products other than the VIVID pill counter. There are several competitive products available in the marketplace possessing similar technical specifications and design.

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

We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Any return to stockholders will therefore be limited to the appreciation in the value of their stock, if any.

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

As of and for the year ended December 31, 2024, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

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

Item 2. Properties.

The Company’s executive office and principal manufacturing facility for its Benchtop Laboratory Equipment operations comprises approximately a total of 24,000 square feet. This facility is located in Bohemia, New York and is held under a lease with a term through October 2028. The Company leased a 1,200 square foot facility in Orangeburg, New York where it conducted its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, which expired at the end of October 2024 and was not renewed and continued as a monthly lease through the end of December 31, 2024. On January 1, 2025, the Company began a lease for a 220 square foot facility in Pearl River, New York where it conducts its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, expiring in December 2027. The Company’s Bioprocessing Systems Operations leases a co-sharing office space in Pittsburgh, Pennsylvania, and a 5,252 square foot facility in Baesweiller, Germany through December 31, 2025, comprised of manufacturing, engineering, and administrative space.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The Company’s Common Stock is traded on the Over-The-Counter (“OTC”) Market, under the trading symbol “SCND”. The following table sets forth the low and high bid quotations at the end of each quarter for the year ended December 31, 2024 and 2023, respectively, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended	Low Bid($)	High Bid($)
03/31/23	4.93	5.50
06/30/23	4.24	5.00
09/30/23	3.75	4.75
12/31/23	2.06	3.70
03/31/24	1.40	2.35
06/30/24	0.77	1.90
09/30/24	1.07	2.02
12/31/24	0.62	1.25

As of March 27, 2025, there were 269 record holders of the Company’s Common Stock.

Recent sales of unregistered securities; use of proceeds from registered securities

Refer to Current Reports on Form 8-K filed with the SEC on January 22, 2024 as incorporated by reference for recent sales of unregistered securities.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. [Reserve]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the year ended December 31, 2024 and 2023, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain statements contained in this report are not based on historical facts but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward- looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

On November 4, 2022, the Board of Directors approved the change of the Company’s fiscal year end from June 30 to December 31 of each year. In connection with this change, we previously filed a Transition Report on Form 10-KT to report the results of the six-month transition period from July, 1, 2022 to December 31, 2022.

Results of Operations.

The Company’s results are from the Benchtop Laboratory Equipment operations and the Bioprocessing Systems operations. The Company realized a loss from continuing operations of $6,445,400 for the year ended December 31, 2024 compared to $9,089,800 for the year ended December 31, 2023. The decrease in the loss from continuing operations for the year ended December 31, 2024 compared to year ended December 31, 2023 is primarily due to decreased expenses resulting from operating cost reductions mostly in the Bioprocessing Systems Operations segment compared to the prior year period.

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Net revenues for the year ended December 31, 2024 decreased $398,900 (3.6%) to $10,712,600 from $11,111,500 for year ended December 31, 2023, reflecting an increase of approximately $323,700 in net revenues from the Bioprocessing Systems products derived principally from the new DOTS MPS product introduced during the year ended December 31, 2024, and a decrease of $722,600 from the Benchtop Laboratory Equipment operations. The reduced net revenue from the Benchtop Laboratory Equipment Operations resulted primarily from decreased sales of the Torbal division, with net revenue of Torbal and VIVID brand products decreasing to $3,107,300 in the year ended December 31, 2024, compared to $3,568,700 in the prior year, due principally to reduced VIVID pill counter sales resulting primarily from the new regulations related to pharmacy direct and indirect renumeration fees “DIR fees” charged by pharmacy benefit managers, which caused financial hardships and cash flow challenges for the independent pharmacy market in the beginning of 2024. The Genie division sales decreased by approximately 4% due to overall market softness in demand for laboratory equipment.

The gross profit percentage for the year ended December 31, 2024 decreased to 44.2% from 45.9% for the year ended December 31, 2023, due primarily to increased cost of materials, labor, and fixed overhead for the Benchtop Laboratory Equipment Operations.

               General and administrative expenses for the year ended December 31, 2024 decreased by $595,200 (11.0%) to $4,822,700 compared to $5,417,900 for the year ended December 31, 2023 due to decreased non-cash stock-based compensation expenses in conjunction with the strategic operational plan for the Bioprocessing Systems Operations implemented in the first and second quarter of the year ended December 31, 2024.

              Selling expenses for the year ended December 31, 2024 decreased by $1,734,800 (32.3%) to $3,643,000 from $5,377,800 for the year ended December 31, 2023, primarily due to the decreased non-cash stock-based compensation expenses and reduction of sales and marketing employees in conjunction with the strategic operational plan for the Bioprocessing Systems Operations implemented in the first and second quarters of the year ended December 31, 2024.

Research and development expenses for the year ended December 31, 2024 decreased by $660,100 (18.5%) to $2,906,100 from $3,566,200 for the year ended December 31, 2023, due to cost reductions by the Bioprocessing Systems Operations in conjunction with cost savings initiatives, and the reduction of research and development expenditures related to the completion of a new VIVID automated pill counter in the Benchtop Laboratory Equipment Operations as compared to the prior year period.

Total other income (expense), net for the year ended December 31, 2024 and 2023 was $192,800 and $170,100, respectively. The increase was due primarily to increased interest income earned from investment securities.

The Company reflected income tax expense for continuing operations of $0 for the year ended December 31, 2024 and 2023, respectively. The Company maintains a full valuation allowance of $9,839,400 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized in the future. In the event in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As a result of the foregoing, the Company recorded a reduced loss from continuing operations of $6,445,400 for the year ended December 31, 2024 compared to a loss from continuing operations of $9,089,800 for the year ended December 31, 2023.

The Company reflected net gain from discontinued operations of $0 and $3,300 for the year ended December 31, 2024 and 2023, respectively.

As a result of the above, the Company recorded a net loss of $6,445,400 for the year ended December 31, 2024 compared to a net loss of $9,086,500 for the year ended December 31, 2023.

Liquidity and Capital Resources.

Cash and cash equivalents decreased by $208,200 to $587,900 as of December 31, 2024 from $796,100 as of December 31, 2023, primarily due to continued operating costs of the Bioprocessing Systems operations and increased corporate overhead. For the year ended December 31, 2024, the Company generated negative cash flows from operations of $3,683,500 and has an accumulated deficit of $33,930,500 as of December 31, 2024.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on its recurring losses from operations and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Consolidated Financial Statements are issued.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management has developed a strategic plan to secure such resources for the Company which may include capital from management and significant shareholders sufficient to meet its operating expenses and third-party equity and/or debt financing and exploring the sale of certain assets. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Net cash used in operating activities was $3,683,500 for the year ended December 31, 2024 and $6,155,000 for the year ended December 31, 2023. The decrease is primarily due to decreased operational costs from the Bioprocessing Systems operations and Corporate overhead in the current year period.

Net cash  provided or (used) by investing activities was $2,866,000 for the year ended December 31, 2024 compared to $(735,100) for the year ended December 31, 2023. The increase is primarily due to a increase in redemption of investment securities for use in general operations in the current year period.

Net cash provided by financing activities was $645,700 for the year ended December 31, 2024 compared to $5,751,200 for the year ended December 31, 2023. The decrease is primarily due to the prior period $5,751,200 net proceeds from the issuance of common stock and warrants compared to the current period $645,700 net proceeds from the issuance of common stock and warrants.

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

As of December 31, 2024, the Company had two reporting units, the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations. Goodwill is tested for impairment by reporting unit on an annual basis as of December 31, the last day of its fiscal year, and in the interim if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered in the Company’s goodwill impairment testing include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is first assessed using a qualitative approach.  If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed.  The quantitative analysis involves a comparison of the fair value of the reporting unit with its carrying amount.  The fair value is determined using the income approach, which utilizes the present value of expected future cash flows for each reporting unit based on estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The assumptions used to estimate future cash flows and the development of forecasts used in the fair value determination were based on assumptions made using the best information available at the time, subject to inherent risk and judgement. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. To the extent additional information arises, market conditions change, or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

During the year ended December 31, 2024, the Company performed the annual goodwill impairment analysis. The Company elected to perform the qualitative analysis for the Benchtop Laboratory Equipment Operations reporting unit. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit. In completing these assessments, the Company noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. As of December 31, 2024 and 2023 there was no remaining goodwill to the Bioprocessing System reporting unit.

Intangible assets – Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, websites, intellectual property in-process research and development (“IPR&D”), trademarks and trade names. All intangible assets are amortized on a straight-line basis over the estimated useful lives of the respective assets, generally 3 to 10 years. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. The Company reviews the recoverability of our finite-lived intangible assets and long-lived assets, when events or conditions occur that indicate a possible impairment exists. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. The assessment for recoverability is based primarily on our ability to recover the carrying value of its long-lived and finite-lived intangible assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if an asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There was no impairment of intangible assets as of December 31, 2024 and 2023, respectively.

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

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), the Company evaluated the deferred tax assets to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard of whether the deferred tax assets will be realized. As of and for the year ended December 31, 2024 and 2023, the Company maintained a full valuation allowance of $9,839,400 and $9,302,300, respectively, against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. If in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2024 and 2023, respectively, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the fiscal years ended June 30, 2021 and after. The Company is currently open to audit under the statute of limitations by German tax authorities for the years ended December 31, 2019 and after. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements required by this item are attached hereto on pages F1-F33.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

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

Inherent Limitations on Effectiveness of Controls. The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, believes that its disclosure on controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that its disclosure on controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The Company's Certificate of Incorporation provides for a classified Board of Directors, consisting of three classes, each class serving a three-year term on a staggered basis. Two are Class A Directors, two are Class B Directors, and two are Class C Directors.

The Company has the following six directors:

Michael Blechman (age 66), a director since April 2024, through his affiliate Intracoastal Strategies Group LLC, has been a consultant and advisor for various businesses since February 2023.  From January 2017 to January 2023 Mr. Blechman was CEO of ACC, Inc., a systems integration and technology product company. He was President from 1996 to 2016, and held various other management roles from 1988 to 1995 at ACC, Inc.

Christopher Cox (age 60), a director since February 2021, has been a Co-Founder and Managing Partner of Population Health Partners LP. since May 2020. Mr. Cox has been on the Board of Directors of Nyrada, Inc. since January 2019. Mr. Cox has been a corporate attorney for over 25 years, most recently at Cadwalader, Wickersham & Taft LLP, which he joined as a partner in January 2012 and where he was a co-chair of the global corporate group and a member of the firm’s management committee until February 2016. From February 2016 to March 2019, Mr. Cox was Executive Vice President and Chief Corporation Development Officer of Medicines Company. Prior to January 2012, Mr. Cox was a partner at Cahill Gordon & Reindel.

John Nicols (age 61), a director since March 2024 and Chairman of the Board of Scientific Bioprocessing, Inc., has been a consultant and advisor to the Company's Bioprocessing Systems Operations since September 2023. Mr. Nicols, who is director certified by the National Association of Corporate Directors, currently serves since April 2023 as chair on the board of directors of Antheia, Inc., a synthetic biology company and chair of the Board of Solve ME/CFS Initiative, a non-profit organization and advocacy group for chronic diseases since January 2015. From June 2012 to August 2022 Mr. Nicols was CEO of Codexis, Inc., a Nasdaq listed synthetic biology company.

John A. Moore (age 59), a Director since January 2019 and Chairman of the Board since January 2020, and was also the Chairman of Scientific Bioprocessing Industries (“SBI”) from March until March 2024 and prior was President of SBI from January 2020 through April 2022, and had been providing consulting services to SBI since March 2019. Mr. Moore serves as Chairman of Nyrada, Inc., a drug development company since July 2019 and prior to that served as a director with Noxopharm Limited, a drug development company, and is also the Chairman of Trialogics, a clinical trial software provider. Since March 2022 he serves as the Chairman of Cormetech, a leading air emissions provider for power plants. Mr. Moore was President, Chief Executive Officer and director of Acorn Energy, Inc. from 2006 to 2016.

Helena R. Santos (age 60), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer, Treasurer and, until April 2022, its Chief Financial Officer. She had served as Vice President, Controller from 1997 and as Secretary from May 2001.

Jurgen Schumacher (age 70), a Director since May 2021, is currently a private investor in various startups and growth phase technology companies over the past five years.

Board Committee

The Board of Directors (the “Board”) currently has three standing committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. All committee members are appointed by the Board on an annual basis. Each committee operates under a written charter establishing its roles and responsibilities The composition and responsibilities of each committee are described below.

 Audit Committee

The Audit Committee is responsible for assisting the Board in its oversight of the integrity of our financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the audit committee. The Audit Committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement. The Audit Committee discusses with the Company’s internal auditors the overall scope and plans for their respective audits and meets with the internal auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s disclosure and internal controls and the overall quality of the Company’s financial reporting. The Audit Committee periodically reviews and approves all “related party transactions,” as defined in SEC regulations.

The members of the Audit Committee are Messrs. Michael Blechman, Christopher Cox and John Nicols. All members of the Audit Committee qualify as an independent director under the corporate governance standards of the NASDAQ Listing Rules and the independence requirements of Rule 10A-3 of the Exchange Act. The Board has determined that all of the members of the Audit Committee are “financially literate,” as defined under NASDAQ listing standards.

Compensation Committee

The Compensation Committee approves the compensation objectives for the Company, approves the compensation of the Chief Executive Officer of the Company and approves or recommends to the Board for approval the compensation for other executives. The Compensation Committee reviews all compensation components, including equity-based compensation plans, base salary, bonus, benefits and other perquisites. The Compensation Committee shall be tasked with issuing a “Compensation Committee Report” to be included in the Company’s annual report, as may be necessary.

The members of the Compensation Committee are Messrs. Blechman, Christopher Cox and John Nicols. Each member of the Compensation Committee is a non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act, each is an outside director as defined by Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and each is an independent director as defined by the NASDAQ Listing Rules, including NASDAQ Listing 5605(d)(2).

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board regarding candidates for directorships and the structure and composition of the Board and the board committees in addition to development and maintaining the Company’s corporate governance policies and any related matters required by federal securities laws. In addition, the Nominating and Corporate Governance Committee is responsible for developing and recommending to the Board corporate governance guidelines applicable to the Company and advising the Board on corporate governance matters. The Nominating and Governance Committee identifies and recommends to the Board candidates for election as directors and recommends any changes it believes desirable in the size and composition of the Board as well as Board committee structure and membership.

The members of the Nominating and Corporate Governance Committee are Messrs. Michael Blechman, Christopher Cox and John Nicols. Each member of the Nominating and Corporate Governance Committee is an independent director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act and an independent director as defined by the NASDAQ Listing Rules.

Executive Officers & Significant Employees

See above for the employment history of Ms. Santos and Mr. Moore.

Reginald Averilla (age 46), is the Chief Financial Officer of the Company and has been employed by the Company since April 2022. He was the VP Controller of Medical Knowledge Group, a privately held company from July 2020 to April 2022. From 2017 to July 2020, he was the VP Controller for Film Expo Group, a privately held company. Prior to 2017, he was the Assistant Controller to SFX Entertainment, previously a publicly traded company.

Robert P. Nichols (age 64), is the President of the Genie Products Division of the Benchtop Laboratory Equipment operations and Corporate Secretary and has been employed by the Company since February 1998. Previously, he had been since May 2001, the Company’s Vice President of Engineering.

Karl D. Nowosielski (age 47), is the President of the Torbal Products Division of the Benchtop Laboratory Equipment operations and Director of Marketing for the Company. He was Vice President of Fulcrum, Inc. (the seller of the Torbal Products Division assets) from 2004 until February 2014.

Daniel Donadille (age 37), is the Chief Executive Officer of the Company’s Bioprocessing operations. Prior to the Company’s acquisition of Aquila, he served as Aquila’s Chief Executive Officer since he co-founded Aquila in 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that, for the year ended December 31, 2024, its officers, directors and 10% stockholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a code of ethics that applies to the Executive Officers and Directors. A copy of the code of ethics can be found on the Company’s website.

Insider Trading Policy

The Company has adopted an insider trading policy that applies to the Executive Officers, Directors and other Company insiders.  A copy of the insider trading policy is filed herewith as Exhibit 19.1 to this Form 10-K.

Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee reviews and recommends to the Board of Directors compensation be paid to each executive officer. Executive compensation, in all instances except for the compensation for the Chief Executive Officer (“CEO”), is based on recommendations from the CEO. The CEO makes a determination by comparing the performance of each executive being reviewed with objectives established at the beginning of each fiscal year and with objectives established during the business year with regard to the success of the achievement of such objectives and the successful execution of management targets and goals.

With respect to the compensation of the CEO, the Committee considers performance criteria, 50% of which is related to the direction, by the CEO, of the reporting executives, the establishment of executive objectives as components for the successful achievement of Company goals and the successful completion of programs leading to the successful completion of the Business Plan for the Company and 50% of which is based on the achievement by the Company of its financial and personnel goals tempered by the amount of the income or loss of the Company during the fiscal year.

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

Item 11—Executive Compensation

The following table summarizes all compensation paid by the Company to its Chief Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers for the years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary($)	Bonus($)	Award ($)	Awards($)	Compensation ($)	Earnings($)	Compensation ($ (5)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Helena R. Santos, CEO, President (1)	12/31/2024	192,430	0	0	204,828	0	0	7,697	404,955
Helena R. Santos, CEO, President	12/31/2023	218,900	0	0	0	0	0	8,800	227,700
John A. Moore, Chairman (2)	12/31/2024	149,306	0	0	209,491	0	0	5,972	364,769
John A. Moore, Chairman	12/31/2023	188,000	0	0	0	0	0	7,500	195,500
Reginald Averilla, CFO (3)	12/31/2024	195,000	19,500	0	69,514	0	0	7,800	291,814
Reginald Averilla, CFO	12/31/2023	182,500	17,000	0	0	0	0	7,300	206,800
Daniel Donadille,CEO of Bioprocessing Operations (4)	12/31/2024	168,000	0	0	168,572	0	0	0	336,572
Daniel Donadille,CEO of Bioprocessing Operations	12/31/2023	193,700	0	0	0	0	0	0	193,700

__________________

(1)

The amount of Option Awards for 2024 represents compensation expense for stock options granted valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations.

(2)

The amount of Option Awards for 2024 represents compensation expense for stock options granted valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations.

(3)

The amount of Option Awards for 2024 represents compensation expense for stock options granted valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations.

(4)

The amount of Option Awards for 2024 represents compensation expense for stock options granted valued utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations.

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

Reginald Averilla

The Company has an employment agreement with its Chief Financial Officer, which expires on June 30, 2025, providing for an annual base salary of $195,000 plus 10% discretionary bonus. The agreement contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for “cause” or the employee terminates the employment for “good reason”, the employee will have the right to receive a lump sum payment equal to one times the average of their total annual compensation paid for the last five years preceding such termination. The employment agreement also contains a termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination.

John A. Moore

The Company has an employment agreement with its chairman, which expires on June 30, 2024, and was extended through June 30, 2025. The agreement provides for an annual base salary of $175,000 for the year ended June 30, 2021, with subsequent annual increases of 3% plus discretionary bonuses. The agreement also provides for a grant of options to purchase 215,366 shares which were authorized by the Board of Directors during the year ended June 30, 2020, subject to amendment of the Company’s 2012 Stock Option Plan to increase the number of shares authorized for issuance thereunder which was approved in February 2021, following which Mr. Moore’s options were issued on February 23, 2021. The employment agreement contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the employee resigns for “good reason”(as such term is defined in the agreement) , the Company shall pay severance payments equal to either one year’s salary at the rate of the compensation at the time of termination is employee is terminated within 12 months of the date of the agreement or six months’ salary is the employee is terminated after 12 months of the date of the agreement. The Company will continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment.

Daniel Donadille

The Company has employment agreements with the Chief Executive Officer of Aquila for an indefinite term, which can be terminated by either party upon a twelve-month written notice, in accordance with German law. The agreement provides for an annual base salary of 213,000 euros, which was reduced by 25% starting April 1, 2024 under the Company’s salary reduction program. The agreement includes a retention bonus of 25,000 euros if the employees do not terminate their employment with the Company within two years after the agreement date or the Company does not terminate their employment for good cause.

OUTSTANDING EQUITY (OPTIONS) AWARDS For the Year Ended December 31, 2024

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Helena Santos	101,593	185,873	-	2.50-3.08	07/2027-04/2034
John A. Moore	60,446	167,506	-	2.50-11.30	03/2029-04/2034
Reginald Averilla	4,444	15,556	-	2.50	04/2034
Daniel Donadille	61,790	77,162	-	2.50	04/2034
Robert Nichols	8,240	10,787	-	2.50	04/2034
Karl Nowosielski	2,222	7,778	-	2.50	04/2034

DIRECTORS’ COMPENSATION For the Year Ended December 31, 2024

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)
Michael Blechman (1)	11,500	0	22,158	0	0		33,658
Christopher Cox (2)	16,500	0	24,298	0	0		40,798
John Nicols (3)	12,000	0	58,295	0	0	96,000	166,295
Jurgen Schumacher (4)	12,000	0	18,916	0	0		30,916
Marcus Frampton (5)	6,000	0	13,588	0	0		19,588

(1)

On May 17, 2024, 25,000 stock options were granted to Mr. Blechman, and on the same date 7,186 options were awarded to Mr. Blechman in lieu of $6,000 cash fees owed. On July 1, 2024, 5,000 stock options were granted to Mr. Blechman. Stock option expense was determined utilizing the Black-Scholes-Merton option pricing model.

(2)

On April 1, 2024, 17,964 stock options were awarded to Mr. Cox in lieu of $15,000 cash fees owed. On July 1, 2024, 15,000 stock options were granted to Mr. Cox. Stock option expense was determined utilizing the Black-Scholes-Merton option pricing model.

(3)

On April 1, 2024, 10,778 stock options were awarded to Mr. Nicols in lieu of $9,000 cash fees owed. On July 1, 2024, 15,000 stock options were granted to Mr. Nicols. Stock option expense was determined utilizing the Black-Scholes-Merton option pricing model.  Please refer to Item 13 below for discussion of “All Other Compensation” amounts.

(4)

On April 1, 2024, 14,371 stock options were awarded to Dr. Schumacher in lieu of $12,000 cash fees owed. On July 1, 2024, 10,000 stock options were granted to Dr. Schumacher. Stock option expense was determined utilizing the Black-Scholes-Merton option pricing model.

(5)

On April 1, 2024, 8,962 stock options were awarded to Mr. Frampton in lieu of $7,500 cash fees owed. Mr. Frampton resigned from the Company’s Board of Directors on April 4, 2024. Stock option expense was determined utilizing the Black-Scholes-Merton option pricing model.

The Company paid each Director who is not an employee of the Company or a subsidiary, a quarterly retainer fee of $3,000 and a meeting fee of $3,000 for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2024, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.

As of December 31, 2024, there were 10,503,599 shares of Company Common Stock outstanding.

Name	Amount and Nature of Beneficial Ownership		% of Class
Bleichroeder LP	2,465,026	(1)	20.95%
Roy T. Eddleman, Trustee, Roy T. Eddleman Trust UAD 8-7-2000	2,127,264	(2)	18.66%
Laurence W. Lytton	1,067,946	(3)	9.99%
Veradace Capital Management LLC	1,452,717	(4)	13.12%
Brian Pessin	1,303,606	(5)	11.84%
Thomas A. Satterfield	1,138,055	(6)	10.50%
North Run Capital, LP	1,089,743	(7)	9.99%
Lyon Polk	944,000	(8)	8.60%
Christopher Cox	635,454	(9)	5.86%
John A. Moore	456,472	(10)	4.21%
Helena R. Santos	313,388	(11)	2.90%
Jurgen Schumacher	197,264	(12)	1.86%
Daniel Donadille	144,465	(13)	1.36%
John Nicols	90,778	(14)	*
Karl D. Nowosielski	50,498	(15)	*
Robert P. Nichols	49,268	(16)	*
Michael Blechman	37,186	(17)	*
Reginald Averilla	29,768	(18)	*
All directors and executive officers as a group (10 persons)	2,004,541	(19)

____________________

(1)	Based upon form Schedule 13D filed with SEC on March 21, 2025, includes 1,261,675 shares issuable upon exercise of warrants
(2)	Based upon form Schedule 13D filed with SEC on February 15, 2023, includes 894,376 shares issuable upon exercise of warrants
(3)	Based upon form Schedule 13G filed with SEC on February 14, 2024, includes 186,560 shares issuable upon exercise of warrants
(4)	Based upon form Schedule 13D filed with SEC on December 29, 2023, includes 565,789 shares issuable upon exercise of warrants
(5)	Includes 509,568 shares issuable upon exercise of warrants
(6)	Based upon form Schedule 13G filed with SEC on February 12, 2025, includes 336,984 shares issuable upon exercise of warrants
(7)	Based upon form Schedule 13D filed with SEC on February 13, 2025, includes 404,743 shares issuable upon exercise of warrants
(8)	Includes 472,000 shares issuable upon exercise of options and/or warrants
(9)	Includes 334,209 shares issuable upon exercise of options and/or warrants
(10)	Includes 351,690 shares issuable upon exercise of options and/or warrants
(11)	Includes 289,443 shares issuable upon exercise of options and/or warrants
(12)	Includes 104,502 shares issuable upon exercise of options and/or warrants
(13)	Includes 139,002 shares issuable upon exercise of options and/or warrants
(14)	Includes 75,778 shares issuable upon exercise of options and/or warrants
(15)	Includes 36,605 shares issuable upon exercise of options and/or warrants
(16)	Includes 27,579 shares issuable upon exercise of options and/or warrants
(17)	Includes 37,186 shares issuable upon exercise of options and/or warrants
(18)	Includes 29,768 shares issuable upon exercise of options and/or warrants
(19)	Includes 1,425,762 shares issuable upon exercise of options and/or warrants

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of December 31, 2024

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,835,447	$5.06	463,848
Equity Compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,835,447	$5.06	463,848

Item 13—Certain Relationships and Related Party Transactions, and Director Independence

Mr. John Nicols, a Director since March 2024, provides consulting services to the Company’s Bioprocessing System segment pursuant to consulting agreement which was entered in September 2023. The agreement provided that the consultant be paid a monthly retainer fee of $8,000. For the year ended December 31, 2023, the Company paid fees of $19,200 and issued 35,000 stock options which vested monthly over a one-year period, valued at $114,700 on the grant date using the Black-Scholes-Merton option pricing model. For the year ended December 31, 2024, the Company paid fees under the consulting agreement aggregating $96,000.

Item 14—Principal Accountant Fees and Services

Introductory Statement

Our Current Report on Form 8-K relating to our change in certifying accountant as filed with the United States Securities and Exchange Commission on June 6, 2024, is incorporated by reference herein.

Fees

Forvis Mazars serves as the Company’s independent registered public accounting firm.

The Company incurred fees in connection with the audit and quarterly reviews of the Company’s annual consolidated financial statements. The fees for the services of Forvis Mazars and Mazars USA were approximately $274,000 and $37,000, respectively for the year ended December 31, 2024.  The Company incurred fees for the services of Mazars USA of $188,300 for the year ended December 31, 2023.

In approving the engagement of the independent registered public accounting firm to perform the audit and non-audit services, the Company’s Audit Committee evaluates the scope and cost of each of the services to be performed including a determination that the performance of the non-audit services will not affect the independence of the firm in the performance of the audit services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. The required financial statements of the Company are attached hereto on pages F1-F33.

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

10(i)-7

Employment agreement dated July 1, 2017 by and between the Company and Brookman. March (filed as an exhibit to the Company's Annual Report on Form 10-K filed on June 30, 2017, and incorporated by reference thereto).

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

19.1	Policy on Insider Trading (Filed herewith)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

 SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025	SCIENTIFIC INDUSTRIES, INC.
(Registrant)

/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

Date: March 31, 2025	SCIENTIFIC INDUSTRIES, INC.
(Registrant)

/s/ Reginald Averilla
Reginald Averilla Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Helena R. Santos	President, Chief Executive Officer, and Treasurer	March 31, 2025
Reginald Averilla	Chief Financial Officer	March 31, 2025
John A. Moore	Chairman of the Board	March 31, 2025
Christopher Cox	Director	March 31, 2025
Michael Blechman	Director	March 31, 2025
Jurgen Schumacher	Director	March 31, 2025
John Nicols	Director	March 31, 2025

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Scientific Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Scientific Industries, Inc. (the “Company”) as of December 31, 2024 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 financial statements to retrospectively apply the change in accounting related to the Company’s adoption of ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures as described in Note 14. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses, has continued cash outflows from operating activities, and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

 /s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2024.

New York, NY

March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Scientific Industries, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 14, the accompanying consolidated balance sheet of Scientific Industries, Inc. (the “Company”) as of December 31, 2023 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above, before the effects of the adjustments to retrospectively apply the change in accounting (as described in Note 14), present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting (as described in Note 14) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Forvis Mazars.

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

 /s/ Mazars USA LLP

We served as the Company’s auditor from 2023 to 2024.

New York, NY

March 31, 2024

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2024	As of December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$587,900	$796,100
Investment securities	1,985,000	4,928,700
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at December 31, 2024 and 2023	1,202,600	1,157,100
Inventories	4,085,900	4,883,900
Income tax receivable	73,600	161,400
Prepaid expenses and other current assets	352,700	413,500
Total current assets	8,287,700	12,340,700

Property and equipment, net	885,000	1,082,300
Goodwill	115,300	115,300
Other intangible assets, net	752,300	1,249,900
Inventories	509,500	609,000
Operating lease right-of-use assets	947,900	1,273,900
Other assets	63,100	59,400
Total assets	$11,560,800	$16,730,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$586,100	$711,700
Accrued expenses	790,100	777,900
Contract liabilities	63,500	23,600
Lease liabilities, current portion	307,300	324,100
Total current liabilities	1,747,000	1,837,300

Lease liabilities, less current portion	694,400	1,007,800
Total liabilities	2,441,400	2,845,100

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000, shares authorized; 10,503,599 and 10,145,211, shares issued and outstanding at December 31, 2024 and 2023	525,200	507,300
Additional paid-in capital	42,637,800	40,844,600
Accumulated comprehensive income (loss)	(113,100)	18,600
Accumulated deficit	(33,930,500)	(27,485,100)

Total shareholders’ equity	9,119,400	13,885,400

Total liabilities and shareholders’ equity	$11,560,800	$16,730,500

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,	Year Ended December 31,
	2024	2023

Revenues	$10,712,600	$11,111,500

Cost of revenues	5,979,000	6,009,500

Gross profit	4,733,600	5,102,000

Operating expenses:
General and administrative	4,822,700	5,417,900
Selling	3,643,000	5,377,800
Research and development	2,906,100	3,566,200

Total operating expenses	11,371,800	14,361,900

Loss from operations	(6,638,200)	(9,259,900)

Other income:
Other income, net	12,400	62,900
Interest income	180,400	107,200
Total other income, net	192,800	170,100

Loss from continuing operations before income tax expense	(6,445,400)	(9,089,800)

Income tax, current	-	-
Income tax expense	-	-
Total income tax expense	-	-

Loss from continuing operations	(6,445,400)	(9,089,800)

Discontinued operations:

Gain from discontinued operations, net of tax	-	3,300

Net loss	(6,445,400)	(9,086,500)

Comprehensive gain (loss):
Unrealized holding gain on investment securities, net of tax	-	1,600
Foreign currency translation gain (loss)	(131,700)	25,400
Comprehensive gain (loss)	(131,700)	27,000

Total comprehensive loss	$(6,577,100)	$(9,059,500)

Basic and Diluted loss per common share

Continuing operations	$(0.61)	$(1.27)
Discontinued operations	$-	$-
Consolidated operations	$(0.61)	$(1.27)

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity

Balance December 31, 2022	7,023,401	$351,200	$32,900,800	$(8,400)	$(18,398,600)	19,802	$52,400	$14,792,600

Net loss	-	-	-	-	(9,086,500)	-	-	(9,086,500)

Issuance of Common Stock and Warrants, net of issuance costs (Note 12)	3,141,612	157,100	3,481,300	-	-	-	-	3,638,400

Fair value modification of warrants recorded as stock issuance costs	-	-	2,112,800	-	-	-	-	2,112,800

Issuance of warrants	-	-	161,000	-	-	-	-	161,000

Foreign currency translation adjustment	-	-	-	25,400	-	-	-	25,400

Unrealized holding gain on investment securities, net of tax	-	-	-	1,600	-	-	-	1,600

Retirement of treasury stock	(19,802)	(1,000)	(51,400)	-	-	(19,802)	(52,400)	-

Stock-based compensation	-	-	2,240,100	-	-	-	-	2,240,100

Balance December 31, 2023	10,145,211	$507,300	$40,844,600	$18,600	$(27,485,100)	0	$-	$13,885,400

Net loss	-	-	-	-	(6,445,400)	-	-	(6,445,400)

Issuance of Common Stock and Warrants, net of issuance costs (Note 12)	358,388	17,900	204,000	-	-	-	-	221,900

Fair value modification of warrants recorded as stock issuance costs	-	-	423,800	-	-	-	-	423,800

Foreign currency translation adjustment	-	-	-	(131,700)	-	-	-	(131,700)

Stock-based compensation	-	-	1,165,400	-	-	-	-	1,165,400

Balance December 31, 2024	10,503,599	$525,200	$42,637,800	$(113,100)	$(33,930,500)	0	$-	$9,119,400

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,	Year ended December 31,
	2024	2023
Operating activities:
Net loss	$(6,445,400)	$(9,086,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	2,000	-
Provision for inventory reserves	359,800	-
Depreciation and amortization	750,700	754,000
Stock-based compensation	1,165,400	2,240,100
Fair value on issuance of warrants	-	161,000
Loss on sale of investment securities	6,700	92,300
Unrealized holding gain on investment securities	(25,900)	(143,400)
Noncash lease expense	326,600	105,200
Changes in operating assets and liabilities:
Trade accounts receivable	(42,600)	119,100
Inventories	450,800	(13,100)
Prepaid expense and other current assets	59,000	47,400
Income tax receivable	87,800	-
Other assets	(3,700)	(1,200
Accounts payable	(114,600)	(222,400)
Accrued expenses	30,000	10,100
Contract liabilities	40,100	(110,800
Lease liabilities	(330,200)	(106,800

Net cash used in operating activities	(3,683,500)	(6,155,000)

Investing activities:
Redemption of investment securities	3,527,500	5,314,000
Purchase of investment securities	(562,600)	(5,917,400)
Capital expenditures	(98,900)	(131,700)

Net cash provided by (used) in investing activities	2,866,000	(735,100

Financing activities:
Proceeds from issuance of common stock	716,800	6,283,200
Issuance cost of common stock and warrants	(71,100)	(532,000

Net cash provided by financing activities	645,700	5,751,200

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(36,400)	7,900

Net decrease in cash and cash equivalents	(208,200)	(1,131,000)
Cash and cash equivalents, beginning of period	796,100	1,927,100
Cash and cash equivalents, end of period	$587,900	$796,100

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$-
Interest
Noncash financing activities:
Record right-of-use assets	$-	$166,400
Record lease liabilities	$-	$166,400

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation and wholly-owned subsidiary, which holds 100% of the outstanding stock of Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation, since its acquisition on April 29, 2021, Scientific Packaging Industries, Inc., an inactive wholly-owned subsidiary, and Altamira Instruments, Inc., an inactive wholly-owned subsidiary (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on its recurring losses from operations and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Consolidated Financial Statements are issued.

For the year ended December 31, 2024, the Company generated negative cash flows from operations of $3,683,500 and has an accumulated deficit of $33,930,500 as of December 31, 2024.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management has developed a strategic plan to secure such resources for the Company which may include capital from management and significant shareholders sufficient to meet its operating expenses and third-party equity and/or debt financing and exploring the sale of certain assets. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, a performance obligation is satisfied

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

Nature of Products and Services

The Company generates revenues from the following sources: (1) Benchtop Laboratory Equipment Operations and (2) Bioprocessing Systems Operations.

Benchtop Laboratory Equipment Sales Operations comprise primarily of standard benchtop laboratory equipment from its stock to laboratory equipment distributors, or to end users primarily via e- commerce. The sales cycle from time of receipt of order to shipment is very short varying from a day to a few weeks. Customers either pay by credit card (online sales) or Net 30-90, depending on the customer. Revenue is recognized at the point in time when the item is shipped. Once the item is shipped under the FOB terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. Warranty usually comprises of one to two year parts and labor and is deemed immaterial.

Bioprocessing Systems Operations sales comprise primarily of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics. Products offered for sale include the Cell Growth Quantifier (“CGQ”) for Biomass monitoring in shake flasks, the Liquid Injection System (“LIS”) for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring. Revenue is recognized at the point in time when the item is shipped.

Segment Reporting

Effective December 31, 2024, the Company adopted Accounting Standards Update ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

The Company’s chief operating decision maker (“CODM”) regularly reviews revenue and operating income/loss for each segment in determination of allocating resources and assessing financial performance results for each operating segment.  In their combined capacity as a group of top executives, the Company’s President and Chief Executive Officer and the Chief Executive Officer and President of the Bioprocessing Systems Operations, have been identified as the Company’s CODM. Significant segment expenses regularly provided to the CODM relate to employee compensation expenses which are included within the reported measure(s) of the Company’s segments profit or loss.

The Company eliminates inter-segment activity in the Company’s reporting segment results to be consistent with the information that is presented to the CODM, in accordance to ASC 280-10-580-28A. The Company also included a Non-operating Corporate segment in the Company’s reporting segment results.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2024 and 2023, $0 and $166,000, respectively, of cash balances were in excess of the FDIC limit.

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

The allowance for doubtful accounts as of December 31, 2024 and 2023 was $15,600.

Investment Securities

The Company’s investment securities are classified as mutual funds and are held as available-for-sale and recorded at fair value. Changes in fair value of  mutual funds are recorded as net unrealized gains or losses in other income (loss), net on the statement of operations and comprehensive loss.

The Company determines the cost of the investment sold based on an average cost basis at the individual security level and record the interest income and realized gains or losses on the sale of these investments in other income, net on the statement of operations and comprehensive loss.

Inventories

Current and noncurrent inventories recorded other than those of Aquila, are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value, and have been reduced by an allowance for excess and obsolete inventories. Inventories of Aquila are valued at the lower of cost (determined on a average cost method) or net realizable value, and have been reduced by an allowance for excess and obsolete inventories. The Company’s inventory allowance is based on management’s estimates and reviews of inventories on hand compared to estimated future usage and sales. Cost of work-in-process and finished goods inventories include material, labor and manufacturing overhead. As needed, the Company may purchase critical raw materials that are used in the core production process in quantities that exceed anticipated consumption within the normal operating cycle, which is 12 months. The Company classifies such raw materials that the Company does not expect to consume within the normal operating cycle as noncurrent.

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

As of December 31, 2024, the Company had two reporting units, the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations. Goodwill is tested for impairment by reporting unit on an annual basis as of December 31, the last day of its fiscal year, and in the interim if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered in the Company’s goodwill impairment testing include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is first assessed using a qualitative approach.  If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed.  The quantitative analysis involves a comparison of the fair value of the reporting unit with its carrying amount.  The fair value is determined using the income approach, which utilizes the present value of expected future cash flows for each reporting unit based on estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The assumptions used to estimate future cash flows and the development of forecasts used in the fair value determination were based on assumptions made using the best information available at the time, subject to inherent risk and judgement. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. To the extent additional information arises, market conditions change, or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

During the year ended December 31, 2024, the Company elected to perform the qualitative analysis for the Benchtop Laboratory Equipment Operation reporting unit. This qualitative analysis evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit. In completing these assessments, the Company noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount.

As of December 31, 2024 and 2023 there was no remaining goodwill to the Bioprocessing System Operations reporting unit.

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

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, “Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets (“ASC No. 360-10”). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. The Company concluded as of December 31, 2024 and 2023, respectively, there was no impairment of long-lived assets.

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

 Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $324,600 and $474,200 for the years ended December 31, 2024 and 2023, respectively.

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

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2024 and 2023, respectively, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the fiscal years ended June 30, 2021 and after. The Company is currently open to audit under the statute of limitations by German tax authorities for the years ended December 31, 2019 and thereafter. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings or loss per common share includes the dilutive effect of stock options and warrants, if any. The Company was in a net loss position during the year ended December 31, 2024 and 2023, respectively, therefore the basic loss per share is the same as dilutive loss per share as the inclusion of the weighted-average number of all potential dilutive common shares which consists of stock options and warrants are anti-dilutive.

Recent Accounting Pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. The amendments in this update are effective for public companies with fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has not early adopted and adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-04. The ASU requires, among other things, more detailed disclosures about types of expenses in commonly presented expense captions such as cost of sales and selling, general and administrative expenses and is intended to improve the disclosures about an entity's expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization. ASU 2024-03 will also require the Company to disclose both the amount and the Company's definition of selling expenses. The guidance, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027, on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023, respectively, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - Mutual Funds	$1,985,000	$-	$-	$1,985,000
Total	$1,985,000	$-	$-	$1,985,000

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities – Mutual Funds	$4,928,700	$-	$-	$4,928,700
Total	$4,928,700	$-	$-	$4,928,700

Investments in marketable securities by security type as of December 31, 2024 and 2023, respectively, consisted of the following:

As of December 31, 2024:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$1,729,000	$1,985,000	$256,000
Total	$1,729,000	$1,985,000	$256,000

As of December 31, 2023:	Cost	Fair Value	Unrealized Holding Gain (Loss)
Mutual funds	$4,929,300	$4,928,700	$(600)
Total	$4,929,300	$4,928,700	$(600)

4. Inventories

	As of December 31,
	2024	2023
Raw materials	$3,015,700	$3,436,300
Work-in-process	28,500	23,200
Finished goods	1,551,200	2,033,400
Total Inventories	$4,595,400	$5,492,900

Inventories - Current Asset	$4,085,900	$4,883,900
Inventories - Noncurrent Asset	509,500	609,000

5. Property and Equipment, Net

	Useful Lives	As of December 31,
	(Years)	2024	2023
Automobiles	5	$22,000	$22,000
Computer equipment	3-5	475,000	497,300
Machinery and equipment	3-7	1,664,000	1,624,300
Furniture and fixtures	4-10	106,600	108,500
Leasehold improvements	3-10	257,400	279,600
		2,525,000	2,531,700

Less accumulated depreciation		$1,640,000	$1,449,400

Property and Equipment, Net		$885,000	$1,082,300

Depreciation expense was $243,000 and $240,900 for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024 and 2023, respectively, the Company wrote off fully depreciated property and equipment assets for the cost amount of $29,600 and $38,600 and for the accumulated depreciated amount of $29,600 and $38,600, respectively.

6. Goodwill and Finite Lived Intangible Asset

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $115,300 as of December 31, 2024 and 2023, respectively, all of which is expected to be deductible for tax purposes.

The components of finite lived intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
As of December 31, 2024
Technology, trademarks	3-10 yrs.	$1,216,800	$1,020,100	$196,700
Trade names	3-6 yrs.	592,300	417,300	175,000
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	221,200	151,000
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	993,200	67,300
Patents	5-7 yrs.	605,600	443,300	162,300
		$4,351,400	$3,599,100	$752,300

	Useful Lives	Cost	Accumulated Amortization	Net
As of December 31, 2023
Technology, trademarks	3-10 yrs.	$1,216,800	$870,900	$345,900
Trade names	3-6 yrs.	592,300	341,600	250,700
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	193,600	178,600
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	797,600	262,900
Patents	5-7 yrs.	595,800	384,000	211,800
		$4,341,600	$3,091,700	$1,249,900

Total amortization expense was $507,700 and $513,100 for the years ended December 31, 2024 and 2023, respectively.

Estimated future amortization expense of intangible assets as of December 31, 2024 is as follows:

As of December 31,
2025	$373,500
2026	193,900
2027	97,900
2028	43,700
2029	28,300
Thereafter	13,000
Total	$752,300

7. Line of Credit

The Company has a Demand Line of Credit through December 2025 with First National Bank of Pennsylvania which provides for borrowings of up to $300,000 for regular working capital needs, bearing interest at 7.50%. The agreement does not contain any financial covenants and borrowings are secured by a pledge of the Company’s assets including inventory, accounts receivable, chattel paper, equipment and general intangibles of the Company. The borrowings outstanding under the line of credit as of December 31, 2024 and 2023 were $0 and $50,000, respectively.

8. Commitments and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of December 31, 2024, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

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

9. Related Parties

Consulting Agreement

On September 19, 2023, the Company’s Bioprocessing System segment entered into a one year consulting agreement with John Nicols, which renewed for one year on September 19, 2024. The agreement provided that the consultant be paid a monthly retainer fee of $8,000. For the year ended December 31, 2023, the Company paid fees of $19,200 and issued 35,000 stock options which vested monthly over a one year period, valued at $114,700 on the grant date using the Black-Scholes-Merton option pricing model. For the year ended December 31, 2024, the Company paid fees under the consulting agreement of $96,000.

10. Leases

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) which was amended in September 2021 to increase the space by approximately 25% and extend the lease term through October 2028. The Company leased a 1,200 square foot facility in Orangeburg, New York where it conducted its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, which expired at the end of October 2024 and was not renewed and continued as a monthly lease through the end of December 31, 2024. On January 1, 2025, the Company entered into a lease for a 220 square foot facility in Pearl River, New York where it conducts its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, expiring in December 2027. The Company’s Bioprocessing Systems operations are conducted in co-sharing office space in Pittsburgh, Pennsylvania, expiring in March 2025 with option to renew, and a 5,252 square foot facility in Baesweiller, Germany, the lease which was renewed in December 2023 to extend the lease term to December 31, 2025, comprised of manufacturing, engineering, and administrative space. In August and September 2022, the Company entered into two lease agreements to lease motor vehicles for certain employees. The contractual period of each vehicle lease is 36 months and the lease was determined to qualify for operating lease treatment upon the lease commencement date. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities. Any rent escalations incorporated within the Company’s leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

	As of December 31, 2024	As of December 31, 2023
Weighted Average Years	3.57	4.35
Weighted Average Discount	5.27%	5.43%

	Year ended December 31, 2024	Year ended December 31, 2023
Total Cash Payment	$381,200	$334,600

The Company’s approximate future minimum rental payments under all operating leases as of December 31, 2024 are as follows:

Year ended December 31,	Amount
2025	$354,200
2026	266,600
2027	274,600
2028	201,000
Total future minimum payments	$1,096,400
Less: Imputed interest	(94,700)
Total Present Value of Operating Lease Liabilities	$1,001,700

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

	Year ended December 31,	Year ended December 31,
	2024	2023
Weighted average number of common shares outstanding	10,503,599	10,145,211
Effect of dilutive securities:	-
Weighted average number of dilutive common shares outstanding	10,503,599	10,145,211

Basic and diluted loss per common share:
Continuing operations	$(0.61)	$(1.27)
Discontinued operations	$0	$0
Consolidated operations	$(0.61)	$(1.27)

Approximately 1,835,447 and 8,232,510 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended December 31, 2024.

Approximately 1,120,097 and 7,856,203 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended December 31, 2023.

12. Common Stock and Warrants

Authorized Shares

On February 25, 2022, at the Company’s Annual Stockholders Meeting, the stockholders of the Company approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.05 per share (“Common Stock”) by 5,000,000 shares from 15,000,000 to 20,000,000 shares.

At such Annual Stockholders Meeting, the stockholders also approved an amendment to the Company’s 2012 Stock Option Plan (the “2012 Plan”) to increase the number of shares of Common Stock available under the Plan by 943,000 shares, from 307,000 to 1,250,000 shares, which, together with 150,000 shares that were added to the 2012 Plan in 2020, were registered by the Company on a Form S-8 Registration Statement with the Securities and Exchange Commission on March 15, 2021. In addition, the stockholders also approved the adoption of the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) providing for the issuance of up to 1,750,000 shares of Common Stock plus outstanding options granted under the Company’s 2012 Stock Option Plan that expire or are forfeited. The 2022 Plan provides various stock awards including incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, which can be awarded to employees and directors of the Company and its subsidiaries.

On November 29, 2023, the board of directors of the Company adopted a resolution approving a certificate of amendment to the Company’s Certificate of Incorporation, as amended, to increase in the number of authorized shares of Common Stock from 20,000,000 shares of Common Stock, to 30,000,000 shares of Common Stock, (the “Authorized Capital Increase”). On December 7, 2023, the Company obtained the written consent of stockholders of the Company holding greater than 50% of the voting securities of the Company approving the Authorized Capital Increase.

Issuance and Sale of Common Stock

2023 Securities Purchase Agreement

On December 13, 2023, the Company entered into a Securities Purchase Agreement (“the 2023 Purchase Agreement”) with certain investors (collectively, the “Investors”) pursuant to which the Investors agreed to subscribe and purchase up to 3,500,000 Units at a price per Unit of $2.00, or an aggregate purchase price of $7,000,000 at one or more closings (the “Offering”), with each Unit comprised of (a) one newly-issued share of Common Stock, par value $0.05 per share (the “Shares”), and (b) a warrant (the “Warrants”) to purchase either 100% or 160%, depending on the number of Units purchased by an Investor, of the number of shares of Common Stock included in the Units purchased by an Investor (the “Warrant Shares”) at an exercise price of $2.50 per share. The Warrants are immediately exercisable and expire five years from their date of issuance. If at any time commencing 12 months from the date of the issuance of a Warrant, but before the expiration of the Warrant, the volume weighted average pricing of the Company’s common stock exceeds $5.00 (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like) for each of thirty consecutive trading days, then the Company may, at any time in its sole discretion, call for the exercise of the Warrants, in their entirety.

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

2024 Securities Purchase Agreement

On January 17, 2024, the Company completed the last closing of its sale of securities pursuant to the 2023 Purchase Agreement. On this closing, the Company sold an aggregate of 358,388 Units, comprising 358,388 shares of the Company’s common stock, par value $0.05 per share (“Common Stock”) and warrants (“Warrants”) to purchase 358,388 shares of Common Stock for a total consideration of $716,776. The Company recognized $98,700 of issuance cost, which includes $71,100 attributable to legal and placement agent fees and $27,600 attributable to the fair value of warrants, issued to the placement agent, to purchase up to 17,919 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the Warrants issued to the purchasers of Units (“Investors”).

Warrants

Replacements Warrants

As an incentive to certain Investors of the Company who participated in previous private placements (“Existing Investors”) and received as part of those financings, warrants (“Outstanding Warrants”) to purchase shares of Common Stock, the Company agreed that, if any Existing Investor were to purchase Units at a certain level in the offering thereof under the 2023 Purchase Agreement (the “Offering”), the Company would reduce the exercise price of the Outstanding Warrants held by such Existing Investor to $2.50 per share and extend the period in which such Outstanding Warrants could be exercised to the period ending on the fifth anniversary of the date on which the Existing Investor purchased Units under the 2023 Purchase Agreement. Each such Existing Investor purchasing Units at the requisite level received a new warrant (the “Replacement Warrants”) to replace such Existing Investor’s Outstanding Warrants.

As a result of their December 13, 2023, December 19, 2023, and December 20, 2023 purchase of Units, Existing Investors received Replacement Warrants to replace 1,257,331, 559,905 and 17,631, respectively, of their Outstanding Warrants. The Company measured and recognized a fair value change of $2,112,800 related to the modification and issuance of the Replacement Warrants, recorded as equity issuance cost in the statement of changes in.

On January 17, 2024, as a result of their purchase of Units, Existing Investors became entitled to receive Replacement Warrants to replace 333,884 Outstanding Warrants, with each Replacement Warranting having a reduced exercise price of such Outstanding Warrants of $2.50 per share and exercisable until the fifth anniversary of the relevant closing under the 2023 Purchase Agreement. The Company measured and recognized a fair value change of $423,800 related to the modification and issuance of the Replacement Warrants, recorded as equity issuance cost in the statement of changes in.

Underwriter Warrants

As part of its compensation as placement agent for the 2023 Purchase Agreement described above, the Company issued to the placement agent or its designees warrants to purchase up to 157,081 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the Warrants issued to the Investors . The Warrants were valued on each closing grant date, using the Black-Scholes-Merton option pricing model and the Company recognized $645,100 as equity issuance cost in the statement of changes in.

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

Warrant Summary

The following table summarizes information about shares issuable under warrants outstanding during the year ended December 31, 2024 and 2023, respectively.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding and exercisable as of December 31, 2022	3,422,510	$8.98	3.10
Issued	6,268,560	2.49	4.96
Exercised	-	-	-
Expired or cancelled	(1,834,867)	8.87	2.36
Outstanding and exercisable as of December 31, 2023	7,856,203	$3.82	4.32
Issued	710,191	2.49	4.05
Exercised	-	-	-
Expired or cancelled	(333,884)	9.03	1.56
Outstanding and exercisable as of December 31, 2024	8,232,510	$3.50	3.49

Terms of the outstanding warrants as of December 31, 2024 are as follow:

Warrant Issue Date	Outstanding Warrants	Exercise Price	Expiration Date
6/19/2020	745,850	$9.00	6/18/2025
4/30/2021	437,997	$9.50	4/29/2026
6/21/2021	46,313	$9.50	6/18/2026
3/2/2022	23,599	$5.50	3/2/2027
12/13/2023	5,030,407	$2.50	12/13/2028
12/13/2023	131,904	$2.00	12/13/2028
12/19/2023	992,840	$2.50	12/19/2028
12/19/2023	21,647	$2.00	12/19/2028
12/20/2023	88,232	$2.50	12/20/2028
12/20/2023	3,530	$2.00	12/20/2028
1/17/2024	692,272	$2.50	1/17/2029
1/17/2024	17,919	$2.00	1/17/2029
	8,232,510

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

2022 Plan

The Company’s 2022 Plan provides for the issuance of up to 1,750,000 shares of the Company’s Common Stock, par value $0.05 per share, plus outstanding options granted under the Company’s 2012 Stock Option Plan that expire or are forfeited. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Nonstatutory stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. Both Incentive and Nonstatutory stock options cliff-vest over five years. As of December 31, 2024, 463,848 shares of Common Stock were available for grant of options under the 2022 Plan, of which 231,270 shares of Common Stock are from either terminated or expired options from the 2012 Plan.

Salary for Equity Incentive Options

On April 1, 2024 and May 17, 2024, as part of the Company’s strategic initiatives to reduce operating costs and conserve cash for operations, the Company offered a voluntary Salary/Compensation Waiver Program pursuant to which each director, officer and employee of the Company and its subsidiaries could elect to waive a portion of his or her salary/compensation for twelve months and receive separately options to purchase shares of the Common Stock of the Company (the “stock options”).  Under this program, the Company issued 10-year options to purchase 628,960 shares of Common Stock, each having an exercise price of $2.50 per share, vesting monthly over twelve months, valued at $948,200 on the grant date using the Black-Scholes-Merton option pricing model.

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

On July 1, 2024, the Company granted and issued stock options to purchase 10,000 shares of the Common Stock to each of Christopher Cox, John Nicols, and Jurgen Schumacher, as part of their annual compensation serving as independent Board members of the Company. These stock options have a 10-year life, an exercise price of $1.29, vest 100% one year after the grant date, and valued at $10,400 on the grant date using the Black-Scholes-Merton option pricing model.

On July 1, 2024, the Company granted and issued stock options to purchase 5,000 shares of the Common Stock to each of Michael Blechman, Christopher Cox, and John Nicols, as part of their annual compensation serving as independent Committee Chairmens of the Company. The stock options have a 10-year life, an exercise price of $1.29, vest 100% one year after the grant date, and valued at $5,200 on the grant date using the Black-Scholes-Merton option pricing model.

Other Stock Options

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

The following table summarizes the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value of our stock options for the year ended December 31, 2024 and 2023, respectively:

	Year ended December 31,	Year ended December 31,
	2024	2023
Expected term (in years)	10	10
Risk-free interest rate	4.29%	4.49%
Expected volatility	70.66%	72.50%
Dividend rate	0	0

Expected volatility is estimated based on historic volatility of the Company’s common stock. The expected term of the option is estimated based on historic data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option.

Total stock-based compensation costs were $1,165,400 and $2,240,100 for the year ended December 31, 2024 and 2023, respectively.

Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $757,100 and

$450,100 as of December 31, 2024 and 2023, respectively.

The weighted-average period over which the nonvested awards is expected to be recognized are 1.55 years and 0.87 for the year ended December 31, 2024 and 2023, respectively.

The following table summarizes option activity under all plans for the year ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,			Year Ended December 31,
	2024			2023
Shares under option:	Shares	Weighted-Average Exercie Price	Aggregate Instrinsic Value	Shares	Weighted-Average Exercie Price	Aggregate Instrinsic Value
Outstanding, beginning	1,120,097	$8.32	$-	1,115,810	$8.4	$129,900
Granted	1,482,422	2.48	-	35,000	4.09	-
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(767,072)	8.31	-	(30,713)	6.62	2,500
Outstanding, end	1,835,447	$3.58	-	1,120,097	$8.32	-

Options exercisable end of the period	943,275	$4.69		963,228	$8.45
Weighted average fair value per share of options granted during the period		$2.93			$3.28

	Year Ended December 31,		Year Ended December 31,
	2024		2023
NonVested Shares under option	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning	156,869	$5.60	483,635	$6.76
Granted	1,482,422	2.93	35,000	3.28
Vested	(631,084)	3.31	(351,453)	6.98
Forfeited	(116,035)	6.28	(10,313)	5.09
Outstanding, end	892,172	$5.13	156,869	$5.60

	Year Ended December 31,
	2024
	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term
Vested Shares under option:	943,275	$4.69	7.79

	Year Ended December 31,
	2023
	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term
Vested Shares under option:	963,228	$8.45	6.47

	As of December 31, 2024 Options Outstanding			As of December 31, 2024 Excercisable
	Number	Remaining Contractual Life	Average Exercise	Number	Remaining Contractual Life	Average Exercise
Range Exercise Price	Outstanding	(Years)	Price	Outstanding	(Years)	Price

$5.35 - $ 11.30	264,320	5.52	$9.93	264,320	5.52	$9.93
$2.91 - $ 4.65	88,705	4.9	$3.6	88,705	4.9	$3.60
$1.29-$2.50	1,482,422	9.26	$2.45	590,250	9.25	$2.50
	1,835,447			943,275

	As of December 31, 2023 Options Outstanding			As of December 31, 2023 Excercisable
	Number	Remaining Contractual Life	Average Exercise	Number	Remaining Contractual Life	Average Exercise
Range Exercise Price	Outstanding	(Years)	Price	Outstanding	(Years)	Price

$5.35 - $ 11.30	1,029,392	6.84	$8.73	893,773	6.84	$8.18
$2.91 - $ 4.65	90,705	2.29	$3.61	64,455	2.29	$3.41
	1,120,097			958,228

14. Segment Information

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

The Company’s chief operating decision maker (“CODM”) regularly reviews revenue and operating income/loss for each segment in determination of allocating resources and assessing financial performance results for each operating segment.  In their combined capacity as a group of top executives, the Company’s President and Chief Executive Officer and the Chief Executive Officer and President of the Bioprocessing Systems Operations, have been identified as the Company’s CODM. Significant segment expenses regularly provided to the CODM relate to employee compensation expenses which are included within the reported measure(s) of the Company’s segments profit or loss.

The Company eliminates inter-segment activity in the Company’s reporting segment results to be consistent with the information that is presented to the CODM, in accordance to ASC 280-10-580-28A. The Company also included a Non-operating Corporate segment in the Company’s reporting segment results.

Segment and geographical information is reported as follows

Year Ended December 31, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
United States revenue	$5,970,100	$563,900	$-	$6,534,000
Foreign revenue	3,052,700	1,125,900	-	4,178,600
Total Revenue	$9,022,800	$1,689,800	$-	$10,712,600

Segment Significant Expenses:
Cost of revenues	5,265,200	713,800		5,979,000
Compensation and other personnel expenses	1,547,900	3,899,000	462,900	5,909,800
Other expenses	1,417,600	2,151,400	1,073,900	4,711,300
Depreciation and Amortization	85,000	665,700	-	750,700
Segment Income (Loss) From Operations	$707,100	$(5,808,500)	$(1,536,800)	$(6,638,200)

Assets	5,751,500	3,824,300	1,985,000	11,560,800
Long-Lived Asset Expenditures	75,900	23,000	-	98,900

Year Ended December 31, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
United States revenue	$6,879,500	$471,500	$-	$7,351,000
Foreign revenue	2,865,900	894,600	-	3,760,500
Total revenue	9,745,400	1,366,100		11,111,500

Segment Significant Expenses:
Cost of revenues	5,489,500	520,000		6,009,500
Compensation and other personnel expenses	1,541,800	6,237,900	526,000	8,305,700
Other expenses	1,909,000	1,690,300	1,702,900	5,302,200
Depreciation and Amortization	84,900	669,100		754,000
Segment Income (Loss) From Operations	720,200	(7,751,200)	(2,228,900)	(9,259,900)

Assets	6,832,400	4,969,400	4,928,700	16,730,500
Long-Lived Asset Expenditures	29,700	102,000	-	131,700

Geographical Information

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
	Revenue (a)	Long-Lived Assets	Revenue (a)	Long-Lived Assets
United States	$6,534,000	$1,157,700	$7,351,000	$1,414,200
All Other Foreign Countries	3,615,800	-	3,027,500	-
Germany	562,800	738,300	733,000	1,007,500
Total	$10,712,600	$1,896,000	$11,111,500	$2,421,700

(a) Revenues are attributed to countries based on location of customer

For the year ended December 31, 2024, one customer accounted for approximately $1,118,600, revenue from the Benchtop Laboratory Equipment Segment, of which the revenue is 10% or more of the Company’s total revenue.

For the year ended December 31, 2023, one customer accounted for approximately $1,301,400 revenue from the Benchtop Laboratory Equipment Segment, of which the revenue is 10% or more of the Company’s total revenue.

A reconciliation of the Company's consolidated segment income/loss from operations to consolidated income (loss) from operations before discontinued operations and income taxes for the year ended December 31, 2024 and 2023, respectively, are as follows:

Year ended December 31, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$707,100	$(5,808,500)	$(1,536,800)	$(6,638,200)
Other income (expense), net	(3,600)	27,700	168,700	192,800
Income (Loss) from operations before discontinued operations and income taxes	$703,500	$(5,780,800)	$(1,368,100)	$(6,445,400)

Year ended December 31, 2023	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Income (Loss) from Operations	$720,200	$(7,751,200)	$(2,228,900)	$(9,259,900)
Other income (expense), net	10,500	14,300	145,300	170,100
Income (Loss) from operations before discontinued operations and income taxes	$730,700	$(7,736,900)	$(2,083,600)	$(9,089,800)

15. Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee’s deferral up to 3% of pay, plus 50% of employee’s deferral over 3% of pay up to 5%. Total matching contributions amounted to $99,200 and $122,400 for the year ended December 31, 2024 and 2023, respectively.

16. Income Taxes

The domestic and foreign components of loss from continuing operations before taxes are:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
U.S. operations	$(2,811,900)	$(5,352,700)
Non-U.S. operations	(3,633,500)	(3,737,100)
Total loss before taxes	$(6,445,400)	$(9,089,800)

Total provision for income taxes allocated to continuing operations for the year ended December, 31, 2024 and 2023,  was $0, and $0, respectively.

Total provision for income taxes allocated to discontinued operations for the year ended December, 31, 2024 and 2023, was $0, and $0, respectively.

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), the Company evaluated the deferred tax assets to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard of whether the deferred tax assets will be realized. As of and for the year ended December 31, 2024, the Company maintains a full valuation allowance of $9,839,400 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. As of and for the year ended December 31, 2023, the Company maintained a full valuation allowance of $9,302,300 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. If in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The reconciliation of the provision for income taxes at the federal statutory rate of 21% to the actual income tax expense (benefit) for the applicable fiscal year is as follows:

	Year Ended December 31,	Year Ended December 31,
	2024	2023

Computed "expected" income tax benefit	$(1,353,500)	$(1,908,900)
Research and development credits	(39,900)	(9,400)
Incentive Stock Option Expense	38,700	73,300
Valuation allowance	537,100	2,883,700
Aquila Biolabs GmbH operating loss	(1,069,900)	(1,150,800)
Return to provision and other true-ups	1,887,500	112,100)
Other, net	-	-
Income tax expense	$-	$-

Income tax expense allocated to continuing operations for the year ended December 31, 2024 and 2023, was $0, and $0, respectively.

Income tax expense allocated to discontinued operations for the year ended December 31, 2024 and 2023, was $0, and $0, respectively.

The Company’s expected income tax expense differs from its provision for income tax expense due to the net operating loss, adjustments from the tax return to the provision, and the Company’s assessment to record a full valuation allowance against those net deferred tax assets in applying the more-likely than not standard that is required under the applicable guidance under Generally Accepted Accounting Principles in the US.

Deferred tax assets and liabilities consist of the following:

	As of December 31,	As of December 31,
Deferred tax assets:	2024	2023

Amortization of intangible assets, including goodwill	$-	$106,300
Research and development credits	466,300	426,400
Goodwill impairment	898,800	898,800
Capitalized research and development expenses	1,509,700	957,900
Various accruals	134,000	103,300
Stock options expense	1,531,900	1,486,400
Net operating loss	5,422,900	5,383,200
Other	21,100	27,200
Subtotal	$9,984,700	$9,389,500

Deferred tax liability:
Amortization of intangible assets, including goodwill	(98,500)	-
Depreciation of property	(46,800)	(87,200)
Subtotal	(145,300)	(87200)

Less valuation allowance	(9,839,400)	(9,302,300)
Net deferred tax assets	$-	$-

The Company has federal net operating loss (“NOL”) carryforwards of $15,248,600 and $20,154,400, as of December 31, 2024 and 2023, respectively, with no expiration date, which are available to reduce future taxable income. The Company has foreign NOL carryforwards of $12,757,000 and $9,330,700, as of December 31, 2024, and 2023, respectively, with no expiration date, which are available to reduce future taxable income. Under the 2017 Tax Cuts and Jobs Act (the “TCJA”), federal carryforwards may be carried forward indefinitely.

