Form 10-Q
period 2025-03-31
SCIENTIFIC INDUSTRIES INC
filed 2025-05-13
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.05 par value	SCND	OTC

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of May 13, 2025 is 11,553,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$470,100	$587,900
Investment securities	785,100	1,985,000
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at March 31, 2025 and December 31, 2024	1,207,000	1,202,600
Inventories	4,354,000	4,085,900
Income tax receivable	73,600	73,600
Prepaid expenses and other current assets	502,300	352,700
Total current assets	7,392,100	8,287,700

Property and equipment, net	899,400	885,000
Goodwill	115,300	115,300
Other intangible assets, net	626,300	752,300
Inventories	542,900	509,500
Operating lease right-of-use assets	935,300	947,900
Other assets	58,800	63,100
Total assets	$10,570,100	$11,560,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$973,400	$586,100
Accrued expenses	778,200	790,100
Contract liabilities	63,900	63,500
Lease liabilities, current portion	317,300	307,300
Total current liabilities	2,132,800	1,747,000

Lease liabilities, less current portion	669,400	694,400
Total liabilities	2,802,200	2,441,400

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized; 10,503,599, shares issued and outstanding at March 31, 2025 and December 31, 2024	525,200	525,200
Additional paid-in capital	42,940,400	42,637,800
Accumulated other comprehensive gain (loss)	11,300	(113,100)
Accumulated deficit	(35,709,000)	(33,930,500)

Total shareholders’ equity	7,767,900	9,119,400

Total liabilities and shareholders’ equity	$10,570,100	$11,560,800

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Revenues	$2,406,500	$2,483,500

Cost of revenues	1,389,900	1,442,700

Gross profit	1,016,600	1,040,800

Operating expenses:
General and administrative	1,251,300	1,521,800
Selling	924,200	897,800
Research and development	652,000	710,700

Total operating expenses	2,827,500	3,130,300

Loss from operations	(1,810,900)	(2,089,500)

Other income:
Other income (expense), net	12,200	(4,300)
Interest income	20,200	42,200
Total other income, net	32,400	37,900

Loss from operations before income tax expense	(1,778,500)	(2,051,600)

Income tax expense	-	-
Total income tax expense	-	-

Net loss	$(1,778,500)	$(2,051,600)

Comprehensive gain (loss):
Foreign currency translation gain (loss)	124,400	(60,300)
Comprehensive gain (loss)	124,400	(60,300)

Total comprehensive loss	$(1,654,100)	$(2,111,900)

Basic and Diluted loss per common share	$(0.16)	$(0.20)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2024	10,503,599	$525,200	$42,637,800	$(113,100)	$(33,930,500)	-	$-	$9,119,400

Net loss	-	-	-	-	(1,778,500)	-	-	(1,778,500)

Foreign currency translation adjustment	-	-	-	124,400	-	-	-	124,400

Stock-based compensation	-	-	302,600	-	-	-	-	302,600

Balance March 31, 2025	10,503,599	$525,200	$42,940,400	$11,300	$(35,709,000)	-	-	$7,767,900

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2023	10,145,211	$507,300	$40,844,600	$18,600	$(27,485,100)	-	$-	$13,885,400

Net loss	-	-	-	-	(2,051,600)	-	-	(2,051,600)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	358,388	17,900	204,000		-	-	-	221,900

Fair value modification of warrants recorded as stock issuance costs	-	-	423,800		-	-	-	423,800

Foreign currency translation adjustment	-	-	-	(60,300)	-	-	-	(60,300)

Stock-based compensation	-	-	199,900	-	-	-	-	199,900

Balance March 31, 2024	10,503,599	$525,200	$41,672,300	$(41,700)	$(29,536,700)	-	-	$12,619,100

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(1,778,500)	$(2,051,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,700	188,100
Stock-based compensation	302,600	199,900
Provision for bad debt	-	2,000
Loss on sale of investment securities	(19,100)	1,400
Unrealized holding (gain) on investment securities	(11,300)	(5,600)
Noncash lease expense	16,000	82,500
Changes in operating assets and liabilities:
Trade accounts receivable	300	9,600
Inventories	(243,600)	(19,500)
Prepaid and other current assets	(130,200)	(55,800)
Other assets	4,300	-
Accounts payable	403,400	56,700
Accrued expenses	(23,200)	110,200
Lease liabilities	(18,500)	(83,000)

Net cash used in operating activities	(1,331,100)	(1,565,100)

Investing activities:
Purchase of investment securities	-	(247,300)
Redemption of investment securities	1,230,300	775,400
Capital expenditures	(26,300)	(47,500)

Net cash provided by investing activities	1,204,000	480,600

Financing activities:
Proceeds from issuance of common stock	-	716,800
Issuance costs of common stock and warrants	-	(71,100)

Net cash provided by financing activities	-	645,700

Effect of changes in foreign currency exchange rates on cash and cash equivalents	9,300	(5,600)

Net decrease in cash and cash equivalents	(117,800)	(444,400)
Cash and cash equivalents, beginning of period	587,900	796,100
Cash and cash equivalents, end of period	$470,100	$351,700

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment and bioprocessing products. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory and pharmacy equipment. Additionally, the Company has a location in Baesweiller, Germany, where it designs and produces a variety of bioprocessing products, and administrative facilities in Pearl River, New York and Pittsburgh, Pennsylvania related to sales and marketing. The products, which are sold to customers worldwide, include mixers, shakers, stirrers, refrigerated incubators, pharmacy balances and scales, force gauges, bioprocessing sensors and analytical tools.

The accompanying (a) unaudited condensed balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results for the three months ended March 31, 2025, are not necessarily an indication of the results for the full fiscal year ending December 31, 2025.

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

Liquidity and Going Concern Considerations

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the Consolidated Financial Statements are issued.  Based upon the recuring losses from operations and continued cash outflow from operating activities (as described below), the Company has concluded that there is substantial doubt about the ability to continue as a going concern for a period of one year from the date that these Consolidated Financial Statements are issued.

For the three months ended March 31, 2025, the Company generated negative cash flows from operations of $1,331,100 and has an accumulated deficit of $35,709,000 as of March 31, 2025. In order to continue as a going concern, the Company will need, among other things, additional capital resources in addition to those secured on April 18, 2025 as detailed in the Subsequent Events Footnote [Note 11].  Management has developed a strategic plan to secure such resources for the Company which may include capital from management and significant shareholders sufficient to meet its operating expenses and third-party equity and/or debt financing and exploring the sale of assets.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.  Accordingly, Consolidated Financial Statements have been prepared on the basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and the commitments in the ordinary course of business.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. For public companies, the amendments in this update are effective for annual periods beginning after December 12, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):  Clarifying the Effective Date, which clarified the effective date of ASU 2024-04.  The ASU requires, among other things, more detailed disclosures about the type of expenses in commonly presented expense captions such as cost of sales and selling, general and administrative expenses and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization.  ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses.  The guidance, clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027, on a prospective or retrospective basis.  Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.

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

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2025, and December 31, 2024, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Investment securities - mutual funds	$785,100	$-	$-	$785,100
Total	$785,100	$-	$-	$785,100

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Investment securities - mutual funds	$1,985,000	$-	$-	$1,985,000
Total	$1,985,000	$-	$-	$1,985,000

Investments in marketable securities by security type as of March 31, 2025, and December 31, 2024, consisted of the following:

As of March 31, 2025:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$773,800	$785,100	$11,300
Total	$773,800	$785,100	$11,300

As of December 31, 2024:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$1,729,000	$1,985,000	$256,000
Total	$1,729,000	$1,985,000	$256,000

4. Inventories

	As of March 31, 2025	As of December 31, 2024
Raw materials	$3,112,400	$3,015,700
Work-in-process	99,600	28,500
Finished goods	1,684,900	1,551,200
Total Inventories	$4,896,900	$4,595,400

Inventories - Current Asset	$4,354,000	$4,085,900
Inventories - Noncurrent Asset	$542,900	$509,500

5. Goodwill and Finite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions.  Goodwill amounted to $115,300 as of March 31, 2025, and December 31, 2024, all of which is expected to be deductible for tax purposes.

Finite lived intangible assets are as follows:

As of March 31, 2025	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,057,400	$159,400
Trade names	3--6 yrs.	592,300	436,100	156,200
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	228,100	144,100
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	1,042,100	18,400
Patents	5--7 yrs.	605,600	457,400	148,200
		$4,351,400	$3,725,100	$626,300

As of December 31, 2024	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,020,100	$196,700
Trade names	3--6 yrs.	592,300	417,300	175,000
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	221,200	151,000
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	993,200	67,300
Patents	5--7 yrs.	605,600	443,300	162,300
		$4,351,400	$3,599,100	$752,300

Total amortization expense was $126,000 and $127,000 for the three months ended March 31, 2025, and March 31, 2024, respectively.

Estimated future fiscal year amortization expense of intangible assets as of March 31, 2025, is as follows:

As of March 31, 2025	Amount
Remainder of year ending 2025	$259,200
2026	195,900
2027	97,900
2028	43,700
2029	28,300
Thereafter	1,300
Total	$626,300

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of March 31, 2025 and December 31, 2024, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Leases

The Company’s approximate future minimum rental payments under all operating leases as of March 31, 2025, were as follows:

As of March 31, 2025:	Amount
Remainder of fiscal year ending 2025	$282,100
2026	289,900
2027	296,700
2028	201,000
Total future minimum payments	$1,069,700
Less: Imputed interest	(83,000)
Total Present Value of Operating Lease Liabilities	$986,700

7. Stockholders’ Equity

Issuance of Common Stock and Warrants

On January 17, 2024, the Company completed the last closing of its sale of securities pursuant to the Securities Purchase Agreement (the “2024 Purchase Agreement”) entered on December 13, 2023, as filed in the Company’s Form 8-K on December 15, 2023. At this closing, the Company sold an aggregate of 358,388 Units (“2024 Units”), comprising 358,388 shares of the Company’s common stock, par value $.05 per share (“Common Stock”) and warrants (“2024 Warrants”) to purchase 358,388 shares of Common Stock for a total consideration of $716,776. (the “2024 Offering”). The Company recognized $98,700 of issuance cost, which includes $71,100 attributable to legal and placement agent fees and $27,600 attributable to the fair value of warrants, issued to the placement agent, to purchase up to 17,919 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the 2024 Warrants issued to the purchasers of Units (“2024 Investors”).

As an incentive to certain 2024 Investors of the Company who participated in previous private placements (“Existing Investors”) and received as part of those financings, warrants (“Outstanding Warrants”) to purchase shares of Common Stock, the Company agreed that if any Existing Investor were to purchase 2024 Units at a certain level in the 2024 Offering, the Company would reduce the exercise price of the Outstanding Warrants held by such Existing Investor to $2.50 per share and extend the period in which such Outstanding Warrants could be exercised to the fifth anniversary of the date on which the Existing Investor purchased Units under the 2024 Purchase Agreement. Each Existing Investor purchasing Units at the requisite level received a new warrant (the “Replacement Warrants”) to replace such Existing Investor’s Outstanding Warrants. On January 17, 2024, as a result of their purchase of 2024 Units, Existing Investors became entitled to receive Replacement Warrants to replace 333,884 Outstanding Warrants, with each Replacement Warranting having a reduced exercise price of such Outstanding Warrants of $2.50 per share and exercisable until the fifth anniversary of the relevant closing under the 2024 Purchase Agreement.

Salary for Equity Incentive Options

On April 1, 2024 and May 17, 2024, as part of the Company’s strategic initiatives to reduce operating costs and conserve cash for operations, the Company offered a voluntary Salary/Compensation Waiver Program pursuant to which each director, officer and employee of the Company and its subsidiaries could elect to waive a portion of his or her salary/compensation for twelve months and receive instead options to purchase shares of Common Stock of the Company (the “stock options”).  Under this program, the Company issued 10-year options to purchase 628,960 shares of Common Stock, each having an exercise price of $2.50 per share, vesting monthly over twelve months, valued at $948,200 on the grant date using the Black-Scholes-Merton option pricing model.

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

On July 1, 2024, the Company granted and issued stock options to purchase 10,000 shares of the Common Stock of the Company, to each of Christopher Cox, John Nicols, and Jurgen Schumacher, as part of their annual compensation for serving as independent directors of the Board. The stock options have a 10-year life, an exercise price of $1.29, will be 100% vested one year after the grant date, and were valued at $10,400 on the grant date using the Black-Scholes-Merton option pricing model.

On July 1, 2024, the Company granted and issued stock options to purchase 5,000 shares of the Common Stock of the Company, to each of Michael Blechman, Christopher Cox, and John Nicols, as part of their annual compensation serving as independent Committee Chairmen of the Company’s Board Committees. The stock options have a 10-year life, an exercise price of $1.29, will be 100% vested one year after the grant date, and were valued at $5,200 on the grant date using the Black-Scholes-Merton option pricing model.

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

	For the three months ended March 31,
	2025	2024
Weighted average number of common shares outstanding	10,503,599	10,436,647
Effect of dilutive securities:	-	-
Weighted average number of common shares outstanding	10,503,599	10,436,647

Basic and Diluted loss per common share:	$(0.16)	$(0.20)

Approximately 1,831,447 and 8,232,510 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended March 31, 2025.

Approximately 1,113,837 and 7,856,203 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended March 31, 2024.

9. Related Parties

Consulting Agreements

During the three months ended March 31, 2025, and March 31, 2024, respectively, the Company paid $24,000 and $16,000, respectively, to Mr. John Nicols, a Director of the Company, who provided consulting services to the Bioprocessing Systems segment.

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

Three Months Ended March 31, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$2,273,000	$133,500	$-	$2,406,500
Foreign Sales	496,300	80,900	-	577,200
Income (Loss) From Operations	194,100	(1,492,500)	(512,500)	(1,810,900)
Assets	3,390,100	3,692,400	3,487,600	10,570,100
Long-Lived Asset Expenditures	26,300	-	-	26,300
Depreciation and Amortization	19,300	147,400	-	166,700

Three Months Ended March 31, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$2,167,400	$316,100	$-	$2,483,500
Foreign Sales	655,100	200,500	-	855,600
Income (Loss) From Operations	72,800	(1,601,800)	(560,500)	(2,089,500)
Assets	6,283,100	4,858,600	4,404,800	15,546,500
Long-Lived Asset Expenditures	45,800	1,700	-	47,500
Depreciation and Amortization	21,400	166,700	-	188,100

Segment information is reported as follows.

For the three months ending March 31, 2025, two customers accounted for approximately 10% or more of the Company’s total revenue.  For the three months ending March 31, 2024, no customers accounted for approximately 10% or more of the Company’s total revenue.

A reconciliation of the Company’s consolidated segment income (loss) from operations to consolidated loss from operations before income taxes and net loss for the three months ended March 31, 2025 and 2024, respectively are as follows:

Three Months Ended March 31, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Income (Loss from Operations)	$194,100	$(1,492,500)	$(512,500)	$(1,810,900)

Other (expense) income, net	(2,700)	14,900	-	12,200
Interest income	20,200	-	-	20,200
Total other income, net	17,500	14,900	-	32,400

Income (Loss) from operations before operations and income taxes	$226,900	$(1,492,900)	$(512,500)	$(1,778,500)

Three Months Ended March 31, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Income (Loss from Operations)	$72,800	$(1,601,800)	$(560,500)	$(2,089,500)

Other income (expense), net	(9,800)	5,500	-	(4,300)
Interest income	42,200	-	-	42,200
Total other income, net	32,400	5,500	-	37,900

Income (Loss) from operations before operations and income taxes	$105,200	$(1,596,300)	$(560,500)	$(2,051,600)

11. Subsequent Events

On April 18, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain investors (the “2025 Investors”) pursuant to which the Company sold in a private placement (the “Private Placement”), and the Investors purchased, an aggregate of 1,550,000 Units (the “2025 Units”), comprising (i) 1,050,000 shares of the Company’s Common Stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 500,000 shares of Common Stock and (iii) warrants (“2025 Warrants”) to purchase 1,550,000 shares of Common Stock, for a total consideration of $1,550,000. The Company intends to use the net proceeds from the sale of the securities for operations, working capital and other general corporate purposes.

Each 2025 Warrant is exercisable for the purchase of one share of Common Stock at an exercise price of $1.00 per share. The 2025 Warrants are immediately exercisable and expire 6 months from their date of issuance.   Certain of the 2025 Warrants are exercisable for Pre-funded Warrants to purchase shares of Common Stock in lieu of shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking statements. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Throughout this Quarterly Report on Form 10-Q, the terms the “Company,” “Scientific,” “we,” “our” or “us,” refer to Scientific Industries, Inc. and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

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

Results of Operations.

The Company realized a loss from continuing operations before income tax expense of $1,778,500 for the three months ended March 31, 2025 compared to a $2,051,600 loss from continuing operations before income tax expense for the three months ended March 31, 2024, primarily due to cost cutting initiatives in the Bioprocessing Systems Operations segment which were initiated at the beginning of the second quarter of the fiscal year ended December 31, 2024 (“fiscal 2024”).

Revenue

Net revenues for the three months ended March 31, 2025 decreased $77,000 (3.1%) to $2,406,500 from $2,483,500 for the three months ended March 31, 2024, primarily due to a $182,600 decrease in the Bioprocessing Systems Operations revenues, which was offset by an increase of $105,600 in the Benchtop Laboratory Equipment Operations in both sales of Genie and Torbal divisions’ products.

Gross profit

The gross profit percentage for the three months ended March 31, 2025, and 2024, was 42.2% and 41.9%, respectively. The increase is due primarily to higher gross margin percentage in the Bioprocessing Systems Operations.

General and administrative

General and administrative expenses for the three months ended March 31, 2025, and 2024, were $1,251,300 and $1,521,800, respectively. The decrease of $270,500 (17.8%) is due primarily to decreased employee-related costs associated with a reduction in force in the Bioprocessing Systems Operations during the second quarter of fiscal 2024.

Selling

Selling expenses for the three months ended March 31, 2025 and 2024, were $924,200 and $897,800, respectively. The increase of $26,400 (2.9%) is due primarily to commissions incurred by the Laboratory Equipment Operations.

Research and development

Research and development expenses for the three months ended March 31, 2025, and 2024, were $652,000 and $710,700, respectively. The decrease of $58,700 (8.3%) is due primarily to the reduction of research and development expenditures in the Bioprocessing Systems Operations.

Other income, net

Other income, net, for the three months ended March 31, 2025 and 2024, were $32,400 and $37,900, respectively. The decrease is due primarily to the decrease in interest income.

Income tax

Income tax for the three months ended March 31, 2025, and 2024, was $0 and $0, respectively. The Company maintains a full valuation allowance of $10,512,500 against its consolidated net deferred tax asset as the Company determined the net deferred tax assets, which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

Liquidity and Capital Resources.

Our primary sources of liquidity are existing cash and cash equivalents, and cash generated from operating activities of the Benchtop Laboratory Equipment Operations. We assess our liquidity in terms of our ability to generate cash to fund our short and long-term cash requirements.  For the three months ending March 31, 2025, the Company generated negative cash flows from operations of $1,331,300 and has an accumulated deficit of $35,709,900 as of March 31, 2025.  We believe that our operating cash flow derived primarily from the Benchtop Laboratory Operations, our cash and investment securities on hand, the availability of our line of credit and latest financing efforts are not sufficient to fund our cash requirements over the next twelve months. The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The following table discloses our cash flows for the periods presented:

	For the three months ended March 31,
	2025	2024
Net cash used in operating activities	$(1,331,100)	$(1,565,100)
Net cash provided in investing activities	1,204,000	480,600
Net cash provided in financing activities	-	645,700
Effect of changes in foreign currency exchange rates	9,300	(5,600)
Decrease in cash and cash equivalents	(117,800)	(444,400)

Net cash used in operating activities was $1,331,100 for the three months ended March 31, 2025 compared to $1,565,100 for the three months ended March 31, 2024. The net change of $234,000 is primarily due to a lower net loss in March 31, 2025.

Net cash provided by investing activities was $1,204,000 for the three months ended March 31, 2025 compared to $480,600 provided in the three months ended March 31, 2024. The net increase of $723,400 is primarily due to the net redemption of investment securities in the three months ended March 31, 2025.

Net cash provided by financing activities was zero for the three months ended March 31, 2025 compared to $645,700 for the three months ended March 31, 2024. The net change of $645,700, is primarily due to the issuance of common stock in the three months ended March 31, 2024.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. “Note 2-Summary of significant accounting policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates are identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our fiscal 2024 Form 10-K. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements, and actual results could differ from our assumptions and estimates, and such differences could be material.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. Our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to Current Report on Form 8-K filed with the SEC on April 22, 2025 as incorporated by reference for recent sales of unregistered securities.

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

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: May 13, 2025	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: May 13, 2025	By:	/s/ Nicholas Lavacca
Nicholas Lavacca
Chief Financial Officer

