Form 10-Q
period 2025-06-30
SCIENTIFIC INDUSTRIES INC
filed 2025-08-19
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of August 19, 2025 is 11,553,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$891,400	$587,900
Investment securities	390,900	1,985,000
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at June 30, 2025 and December 31, 2024	966,000	1,202,600
Inventories	4,393,300	4,085,900
Income tax receivable	73,600	73,600
Prepaid expenses and other current assets	495,200	352,700
Total current assets	7,210,400	8,287,700

Property and equipment, net	906,600	885,000
Goodwill	115,300	115,300
Other intangible assets, net	530,800	752,300
Inventories	547,800	509,500
Operating lease right-of-use assets	856,800	947,900
Other assets	58,700	63,100
Total assets	$10,226,400	$11,560,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$651,400	$586,100
Accrued expenses	687,900	790,100
Contract liabilities	57,200	63,500
Lease liabilities, current portion	299,400	307,300
Total current liabilities	1,695,900	1,747,000

Lease liabilities, less current portion	606,300	694,400
Total liabilities	2,230,700	2,441,400

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized; 11,553,599, shares issued and outstanding at June 30, 2025 and 10,503,599 shares issued and outstanding at December 31, 2024	577,700	525,200
Additional paid-in capital	44,412,700	42,637,800
Accumulated other comprehensive gain (loss)	166,500	(113,100)
Accumulated deficit	(37,232,700)	(33,930,500)

Total shareholders’ equity	7,924,200	9,119,400

Total liabilities and shareholders’ equity	$10,226,400	$11,560,800

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$2,329,900	$2,647,300	$4,736,400	$5,130,800

Cost of revenues	1,310,000	1,354,900	2,699,900	2,797,600

Gross profit	1,019,900	1,292,400	2,036,500	2,333,200

Operating expenses:
General and administrative	975,800	1,062,000	2,228,200	2,583,800
Selling	912,300	900,600	1,836,600	1,798,400
Research and development	677,200	666,000	1,329,200	1,376,700

Total operating expenses	2,565,300	2,628,600	5,394,000	5,758,900

Loss from operations	(1,545,400)	(1,336,200)	(3,357,500)	(3,425,700)

Other income:
Other income (expense), net	8,000	(2,000)	20,400	(6,300)
Interest income	14,700	54,600	34,900	96,800
Total other income, net	22,700	52,600	55,300	90,500

Loss from operations before income tax expense	(1,522,700)	(1,283,600)	(3,302,200)	(3,335,200)

Income tax expense	-	-	-	-

Net loss	$(1,522,700)	(1,283,600)	$(3,302,200)	$(3,335,200)

Comprehensive gain (loss):

Foreign currency translation (loss) gain	155,200	15,800	279,600	(44,500
Comprehensive (loss) gain	155,200	$15,800	279,600	(44,500

Total comprehensive loss	$(1,367,500)	(1,267,800)	$(3,022,600)	$(3,379,700)

Basic and Diluted loss per common share	$(0.13)	$(0.12)	$(0.30)	$(0.32)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2024	10,503,599	$525,200	$42,637,800	$(113,100)	$(33,930,500)	-	$-	$9,119,400

Net loss	-	-	-	-	(1,778,500)	-	-	(1,778,500)

Foreign currency translation adjustment	-	-	-	124,400	-	-	-	124,400

Stock-based compensation	-	-	302,600	-	-	-	-	302,600

Balance March 31, 2025	10,503,599	$525,200	$42,940,400	$11,300	$(35,709,000)	-	-	$7,767,900

Net loss	-	-	-	-	(1,523,700)	-	-	(1,523,700)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	1,050,000	52,500	1339,700	-	-	-	-	1,452,200

Foreign currency translation adjustment				155,200				155,200

Stock-based compensation	-	-	72,600	-	-	-	-	72,600

Balance June 30, 2025	11,553,599	$577,700	$44,412,700	$166,500	$(37,232,700)	-	-	$7,924,200

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance December 31, 2023	10,145,211	$507,300	$40,844,600	$18,600	$(27,485,100)	-	$-	$13,885,400

Net loss	-	-	-	-	(2,051,600)	-	-	(2,051,600)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	358,388	17,900	204,000		-	-	-	221,900

Fair value modification of warrants recorded as stock issuance costs	-	-	423,800		-	-	-	423,800

Foreign currency translation adjustment	-	-	-	(60,300)	-	-	-	(60,300)

Stock-based compensation	-	-	199,900	-	-	-	-	199,900

Balance March 31, 2024	10,503,599	$525,200	$41,672,300	$(41,700)	$(29,536,700)	-	-	$12,619,100

Net loss	-	-	-	-	(1,283,600)	-	-	(1,283,600)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	-	-	-		-	-	-	-

Fair value modification of warrants recorded as stock issuance costs	-	-	-		-	-	-	-

Foreign currency translation adjustment	-	-	-	15,800	-	-	-	15,800

Stock-based compensation	-	-	330,300	-	-	-	-	330,300

Balance June 30, 2024	10,503,599	$525,200	$42,002,600	$(25,900)	$(30,820,300)	-	-	$11,681,600

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(3,302,200)	$(3,335,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321,000	377,300
Stock-based compensation	375,200	530,200
Provision for bad debt	-	2,000
Loss (gain) on sale of investment securities	(20,100)	3,500
Unrealized holding (gain) on investment securities	(8,600)	(12,700)
Noncash lease expense	101,600	167,400
Changes in operating assets and liabilities:
Trade accounts receivable	259,900	(57,800)
Inventories	(147,700)	88,800
Prepaid and other current assets	(126,400)	(31,200)
Income Tax Receivable	-	87,800
Other assets	4,300	-
Accounts payable	36,000	500
Contract Liabilities	-	5,100
Accrued expenses	(149,500)	(94,200)
Lease liabilities	(106,400)	(168,300)

Net cash used in operating activities	(2,762,900)	(2,436,800)

Investing activities:
Purchase of investment securities	-	(479,000)
Redemption of investment securities	1,613,900	2,121,900
Capital expenditures	(33,200)	(72,200)

Net cash provided by investing activities	1,580,700	1,570,700

Financing activities:
Proceeds from issuance of common stock	1,550,000	716,800
Issuance costs of common stock and warrants	(97,800)	(71,100)

Net cash provided by financing activities	1,452,200	645,700

Effect of changes in foreign currency exchange rates on cash and cash equivalents	33,500	(15,200)

Net increase (decrease) in cash and cash equivalents	303,500	(235,600)
Cash and cash equivalents, beginning of period	587,900	796,100
Cash and cash equivalents, end of period	$891,400	$560,500

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

The accompanying (a) unaudited condensed balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results for the three and six months ended June 30, 2025, are not necessarily an indication of the results for the full fiscal year ending December 31, 2025.

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

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2025, and December 31, 2024, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Investment securities - mutual funds	$390,900	$-	$-	$390,900
Total	$390,900	$-	$-	$390,900

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Investment securities - mutual funds	$1,985,000	$-	$-	$1,985,000
Total	$1,985,000	$-	$-	$1,985,000

Investments in marketable securities by security type as of June 30, 2025, and December 31, 2024, consisted of the following:

As of June 30, 2025:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$390,900	$399,500	$8,600
Total	$390,900	$399,500	$8,600

As of December 31, 2024:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$1,729,000	$1,985,000	$256,000
Total	$1,729,000	$1,985,000	$256,000

4. Inventories

	As of June 30, 2025	As of December 31, 2024
Raw materials	$3,122,300	$3,015,700
Work-in-process	58,500	28,500
Finished goods	1,760,300	1,551,200
Total Inventories	$4,941,100	$4,595,400

Inventories - Current Asset	$4,393,300	$4,085,900
Inventories - Noncurrent Asset	$547,800	$509,500

5. Goodwill and Finite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $115,300 as of June 30, 2025, and December 31, 2024, all of which is expected to be deductible for tax purposes.

Finite lived intangible assets are as follows:

As of June 30, 2025	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,094,700	$122,100
Trade names	3--6 yrs.	592,300	455,000	137,300
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	235,000	137,200
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	1,060,500	-
Patents	5--7 yrs.	605,600	471,400	134,200
		$4,351,400	$3,820,600	$530,800

As of December 31, 2024	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,020,100	$196,700
Trade names	3--6 yrs.	592,300	417,300	175,000
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	221,200	151,000
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	993,200	67,300
Patents	5--7 yrs.	605,600	443,300	162,300
		$4,351,400	$3,599,100	$752,300

Total amortization expense was $221,400 and $253,700 for the six months ended June, 2025, and June 30, 2024, respectively.

Estimated future fiscal year amortization expense of intangible assets as of June 30, 2025, is as follows:

As of June 30, 2025	Amount
Remainder of year ending 2025	$152,100
2026	195,900
2027	97,900
2028	43,700
2029	28,300
2030	12,900
Total	$530,800

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of June 30, 2025 and December 31, 2024, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Leases

The Company’s approximate future minimum rental payments under all operating leases as of June 30, 2025, were as follows:

As of June 30, 2025:	Amount
Remainder of fiscal year ending 2025	$186,503
2026	289,900
2027	296,700
2028	201,000
Total future minimum payments	$974,100
Less: Imputed interest	(70,100)
Total Present Value of Operating Lease Liabilities	$904,000

7. Stockholders’ Equity

Issuance of Common Stock and Warrants

On April 18, 2025, the Scientific Industries, Inc., a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (each an “Investor” and collectively, the “Investors”) pursuant to which the Company sold in a private placement (the “Private Placement”), and the Investors purchased, an aggregate of 1,550,000 Units, comprising (i) 1,050,000 shares of the Company’s common stock, par value $0.05 per share (“Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 500,000 shares of Common Stock and (iii) warrants (“Warrants”) to purchase 1,550,000 shares of Common Stock, for a total consideration of $1,550,000. The Company recognized $97,800 of issuance cost, which was attributable to legal and placement agent fees.

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

	For the six months ended June 30,
	2025	2024
Weighted average number of common shares outstanding	10,867,000	10,436,647
Effect of dilutive securities:	-	-
Weighted average number of common shares outstanding	10,867,000	10,436,647

Basic and Diluted loss per common share:	$(0.30)	$(0.32)

Approximately 2,195,021 and 9,536,660 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended June 30, 2025. .

Approximately 1,766,547 and 8,232,510 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for both the three and six months ended June 30, 2024.

9. Related Parties

Consulting Agreements

During the six months ended June 30, 2025, and June 30, 2024, respectively, the Company paid $48,000 and $31,300, respectively, to Mr. John Nicols, a Director of the Company, who provided consulting services to the Bioprocessing Systems segment.

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

Three Months Ended June 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$2,106,200	$223,700	$-	$2,329,900
Foreign Sales	570,300	118,900	-	689,200
Income (Loss) From Operations	171,400	(1,459,600)	(257,200)	(1,545,400)
Assets	6,155,300	3,680,200	390,900	10,226,400
Long-Lived Asset Expenditures	5,700	1,200	-	6,900
Depreciation and Amortization	16,800	137,500	-	154,300

Three Months Ended June 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$2,281,900	$365,400	$-	$2,647,300
Foreign Sales	629,800	205,700	-	835,500
Income (Loss) From Operations	214,500	(1,292,900)	(257,800)	(1,336,200)
Assets	6,224,600	4,754,300	3,295,100	14,274,000
Long-Lived Asset Expenditures	24,100	600	-	24,700
Depreciation and Amortization	21,400	167,800	-	189,200

Segment information is reported as follows.

For the three months ending June 30, 2025, one customer accounted for approximately 10% or more of the Company’s total revenue.

Six Months Ended June 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$4,379,200	$357,200	$-	$4,736,400
Foreign Sales	1,066,600	199,800	-	1,266,400
Income (Loss) From Operations	365,500	(2,953,100)	(769,900)	(3,357,900)
Assets	6,155,300	3,680,200	390,900	10,226,400
Long-Lived Asset Expenditures	32,000	1,200	-	33,200
Depreciation and Amortization	36,100	284,900	-	321,000

Six Months Ended June 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$4,449,300	$681,500	$-	$5,130,800
Foreign Sales	1,284,900	406,200	-	1,691,100
Income (Loss) From Operations	287,300	(2,894,700)	(818,300)	(3,425,700)
Assets	6,224,600	4,754,300	3,295,100	14,274,000
Long-Lived Asset Expenditures	69,900	2,300	-	72,200
Depreciation and Amortization	42,800	334,500	-	377,300

Segment information is reported as follows.

For the six months ending June 30, 2025, one customer accounted for approximately 10% or more of the Company’s total revenue.

A reconciliation of the Company’s consolidated segment income (loss) from operations to consolidated loss from operations before income taxes and net loss for the three months ended June 30, 2025 and 2024, respectively are as follows:

Three Months Ended June 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Income (Loss) from Operations	$171,500	$(1,459,700)	$(257,200)	$(1,545,400)

Other (expense) income, net	-	7,800	200	8,000
Interest income	-	-	14,700	14,700
Total other income, net	-	7,800	14,900	22,700

Income (Loss) from operations before income tax expense	$171,500	$(1,451,900)	$(242,300)	$(1,522,700)

Three Months Ended June 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Income (Loss) from Operations	$214,500	$(1,292,900)	$(257,800)	$(1,336,200)

Other income (expense), net	(3,700)	5,600	(3,900)	(2,000)
Interest income	-	-	54,600	54,600
Total other income, net	(3,700)	5,600	50,700	52,600

Income (Loss) from operations before income tax expense	$210,800	$(1,287,300)	$(207,100)	$(1,283,600)

Six Months Ended June 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Income (Loss) from Operations	$365,600	$(2,953,200)	$(769,900)	$(3,357,500)

Other (expense) income, net	-	22,800	(2,400)	20,400
Interest income	-	-	34,900	34,900
Total other income, net		22,800	32,500	55,300

Income (Loss) from operations before income tax expense	$365,600	$(2,930,400)	$(737,400)	$(3,302,200)

Six Months Ended June 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Income (Loss) from Operations	$287,300	$(2,894,700)	$(818,300)	$(3,425,700)

Other income (expense), net	(7,200)	11,100	(10,200)	(6,300)
Interest income	-	-	96,800	96,800
Total other income, net	(7,200)	11,100	86,600	90,500

Income (Loss) from operations before income tax expense	$280,100	$(2,883,600)	$(731,700)	$(3,335,200)

11. Subsequent Events

On August 7, 2025, Scientific Industries, Inc. (the “Company”), a Delaware corporation entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Troemner, LLC, a Delaware limited company (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Genie Division of its Benchtop Laboratory Equipment Operations located in Bohemia, New York. Such assets consisted primarily of fixed assets, inventory, and intangible assets. The purchase price consisted of $9,600,000 minus certain working capital adjustments plus an earn-out up to an aggregate of $1,500,000, of which $1,140,000 is guaranteed if the Seller performs certain obligations under separate supply and transition services agreements, under which the Company will supply products currently produced by the Division to the Buyer for a period of at least six months, renewable for 3 month periods up to a total of twelve months, plus transition services which include training and transfer of knowhow by Seller to the Buyer. The Purchase Agreement contains customary conditions, representations, warranties, indemnities and covenants by, among, and for the benefit of the parties.

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

Results of Operations.

Three months ended June 30, 2025 and 2024

The Company realized a loss from operations before income tax expense of $1,522,700 for the three months ended June 30, 2025 compared to a $1,283,600 loss from operations before income tax expense for the three months ended June 30, 2024, primarily due to lower revenues generated during the period, in part resulting from the headwinds created by uncertainty related to the global trade war and reduced research funding.

Revenue

Net revenues for the three months ended June 30, 2025 decreased $317,400 (12.0%) to $2,329,900 from $2,647,300 for the three months ended June 30, 2024, primarily due to a decrease of $175,700 in Benchtop Laboratory Equipment Operations primarily due to decreased sales of Genie brand products resulting from the headwinds created by uncertainty related to the global trade war which was partially offset by increased Torbal division sales and a $141,700 decrease in the Bioprocessing Systems Operations revenue due to customer delays in finalizing orders and requirements for products not yet available.

Gross profit

The gross profit percentage for the three months ended June 30, 2025, and 2024, was 43.8% and 48.8%, respectively. The decrease is due primarily to increased material costs due to tariffs, principally for Torbal OEM products and fixed overhead for the Benchtop Laboratory Equipment Operations.

.

General and administrative

General and administrative expenses for the three months ended June 30, 2025, and 2024, were $975,800 and $1,062,000, respectively. The decrease of $86,200 (8.1%) is due primarily to decreased employee-related costs associated with a reduction in force in the Bioprocessing Systems Operations during the second quarter of fiscal 2024.

Selling

Selling expenses for the three months ended June 30, 2025 and 2024, were $912,300 and $900,600, respectively. The increase of $11,700 (1.3%) is due primarily to increased sales and marketing costs incurred by the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the three months ended June 30, 2025, and 2024, were $677,200 and $666,000, respectively. The increase of $11,200 (1.7%) is due primarily to increased research and development expenditures in the Bioprocessing Systems Operations related to DOTS new products.

Other income, net

Total other income (expense), net, for the three months ended June 30, 2025 and 2024, wase $22,700 and $52,600, respectively. The decrease is due primarily to the decrease in interest income resulting from lower investment securities.

Income tax

Income tax for the three months ended June 30, 2025, and 2024, was $0 and $0, respectively. The Company maintains a full valuation allowance of $12,365,400 against its consolidated net deferred tax asset as the Company determined the net deferred tax assets, which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

Six months ended June 30, 2025 and 2024

Results of Operations.

The Company realized a loss from operations before income tax expense of $3,302,200 for the six months ended June 30, 2025, as compared to a $3,335,200 loss from continuing operations before income tax expense for the six months ended June 30, 2024, resulting from a combination of decreased revenues offset by lower operating expenses.

Revenue

Net revenues for the six months ended June 30, 2025 decreased $394,400 (7.7%) to $4,736,400 from $5,130,800 for the six months ended June 30, 2024, primarily due to a $324,300 decrease in the Bioprocessing Systems Operations revenues resulting primarily from inability to close on opportunities which are delayed to future periods for various reasons including customer funding or new product availability, and a decrease of $70,100 in revenues from Benchtop Laboratory Equipment Operations, which resulted primarily from decreased sales of Genie brand products, offset by increased sales of Torbal brand products.

Gross profit

The gross profit percentage for the six months ended June 30, 2025, and 2024, was 43.0% and 45.5%, respectively.

The decrease is due primarily to increased material costs due to tariffs, principally for Torbal OEM products and fixed overhead for the Benchtop Laboratory Equipment Operations.

General and administrative

 General and administrative expenses for the six months ended June 30, 2025, and 2024, were $2,228,200 and $2,583,800, respectively. The decrease of $355,600 (13.8%) is due primarily to decreased employee-related costs associated with a reduction in force in the Bioprocessing Systems Operations during the second quarter of fiscal 2024.

 Selling

Selling expenses for the six months ended June 30, 2025 and 2024, were $1,836,600 and $1,798,400, respectively. The increase of $38,200 (2.1%) is due primarily to increased sales and marketing expenses incurred by the Bioprocessing Systems Operations.

Research and development

 Research and development expenses for the six months ended June 30, 2025, and 2024, were $1,329,200 and $1,376,700, respectively. The decrease of $47,500 (3.5%) is due primarily to the reduction of research and development expenditures in the Benchtop Laboratory Equipment Operations due to completion of the VIVID Workstation product development.

Other income, net

 Other income/(loss), net, for the six months ended June 30, 2025 and 2024, was $55,300 and $90,500, respectively. The decrease is due primarily to the decrease in interest income from lower investment securities.

Income tax

Income tax for the six months ended June 30, 2025, and 2024, was $0 and $0, respectively. The Company maintains a full valuation allowance of $12,365,400 against its consolidated net deferred tax asset as the Company determined the net deferred tax assets, which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

The following table discloses our cash flows for the periods presented:

	For the six months ended June 30,
	2025	2024
Net cash used in operating activities	$(2,762,900)	$(2,436,800)
Net cash provided in investing activities	1,580,700	1,570,700
Net cash provided in financing activities	1,452,200	645,700
Effect of changes in foreign currency exchange rates	33,500	(15,200)
Increase / (decrease) in cash and cash equivalents	303,500	(235,600)

Net cash used in operating activities was $2,762,900 for the six months ended June 30, 2025 compared to $2,436,800 for the six months ended June 30, 2024. The net change of $326,100 is primarily due to a higher inventory and prepaid expenses in June 30, 2025.

Net cash provided by investing activities was $1,580,700 for the six months ended June 30, 2025 compared to $1,570,700 provided in the six months ended June 30, 2024. The net increase of $10,000 is primarily due to the net redemption of investment securities in the six months ended June 30, 2025.

Net cash provided by financing activities was $1,452,200 for the six months ended June 30, 2025 compared to $645,700 for the six months ended June 30, 2024. The net change of $806,500, is primarily due to the issuance of common stock in the six months ended June 30, 2025.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. Our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

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

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: August 19, 2025	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, Chief Financial Officer and Treasurer

