Form 10-Q
period 2025-09-30
SCIENTIFIC INDUSTRIES INC
filed 2025-11-19
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of November 19, 2025 is 11,928,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,162,600	$587,900
Investment securities	7,131,100	1,985,000
Trade accounts receivable, less allowance for doubtful accounts of $15,600 at September 30, 2025 and December 31, 2024	677,600	589,000
Inventories	2,044,000	2,059,200
Income tax receivable	73,600	73,600
Prepaid expenses and other current assets	691,800	261,600
Current Assets of Discontinued Operations	108,000	2,731,400
Total current assets	11,888,700	8,287,700

Property and equipment, net	765,600	769,500
Goodwill	115,300	115,300
Other intangible assets, net	449,300	746,000
Inventories	505,700	509,500
Operating lease right-of-use assets	773,600	947,900
Other assets	59,200	63,100
Noncurrent Assets of Discontinued Operations	-	121,800
Total assets	$14,557,400	$11,560,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515,100	$286,100
Accrued expenses	577,600	567,000
Contract liabilities	105,200	63,500
Lease liabilities, current portion	277,800	307,300
Liabilities of discontinued operations	77,800	523,100
Total current liabilities	1,553,500	1,747,000

Lease liabilities, less current portion	542,200	694,400
Total liabilities	2,095,700	2,441,400

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized; 11,928,599, shares issued and outstanding at September 30, 2025 and 10,503,599 shares issued and outstanding at December 31, 2024	596,400	525,200
Additional paid-in capital	44,966,900	42,637,800
Accumulated other comprehensive gain (loss)	136,700	(113,100)
Accumulated deficit	(33,238,300)	(33,930,500)

Total shareholders’ equity	12,461,700	9,119,400

Total liabilities and shareholders’ equity	$14,557,400	$11,560,800

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$1,404,000	$1,334,400	$3,427,100	$3,514,600

Cost of revenues	765,400	654,500	2,064,100	1,963,100

Gross profit	638,600	679,900	1,363,000	1,551,500

Operating expenses:
General and administrative	803,600	780,800	2,571,400	2,878,200
Selling	735,900	820,900	2,355,400	2,413,100
Research and development	621,400	644,000	1,870,900	1,946,000

Total operating expenses	2,160,900	2,245,700	6,797,700	7,237,300

Loss from continuing operations	(1,522,300)	(1,565,800)	(5,434,700)	(5,685,800)

Other income:
Other income, net	240,500	38,400	261,000	32,100
Gain on disposition of Genie Product Line (See Note 11)	5,263,400	-	5,263,400	-
Interest income	23,000	40,100	57,900	136,900
Total other income, net	5,526,900	78,500	5,582,300	169,000

Income (loss) from continuing operations before income tax expense	4,004,600	(1,487,300)	147,600	(5,516,800)

Income tax expense	(15,300)	-	(15,300)	-

Income (loss) from continuing operations	$3,989,300	(1,487,300)	$132,300	$(5,516,800)

Income from discontinued operations (see Note 11), net of tax	$5,100	307,200	$559,900	1,001,400

Net Income (loss)	$3,994,400	(1,180,100)	$692,200	$(4,515,400)

Comprehensive income:

Foreign currency translation gain (loss)	(29,800)	113,600	249,800	69,100
Comprehensive income (loss)	(29,800)	$113,600	249,800	69,100

Total comprehensive income (loss)	$3,964,600	(1,066,500)	$942,000	$(4,446,300)

Income (loss) per share – basic and diluted
Income (loss) from continuing operations	$0.34	$(0.14)	$0.01	$(0.53)
Income from discontinued operations	$-	$0.03	$0.05	$0.10
Total	$0.34	$(0.11)	$0.06	$(0.43)

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance December 31, 2024	10,503,599	$525,200	$42,637,800	$(113,100)	$(33,930,500)	-	$-	$9,119,400

Net loss	-	-	-	-	(1,778,500)	-	-	(1,778,500)

Foreign currency translation adjustment	-	-	-	124,400	-	-	-	124,400

Stock-based compensation	-	-	302,600	-	-	-	-	302,600

Balance March 31, 2025	10,503,599	$525,200	$42,940,400	$11,300	$(35,709,000)	-	-	$7,767,900

Net loss	-	-	-	-	(1,523,700)	-	-	(1,523,700)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	1,050,000	52,500	1,399,700	-	-	-	-	1,452,200

Foreign currency translation adjustment	-	-	-	155,200	-	-	-	155,200

Stock-based compensation	-	-	72,600	-	-	-	-	72,600

Balance June 30, 2025	11,553,599	$577,700	$44,412,700	$166,500	$(37,232,700)	-	-	$7,924,200

Net income	-	-	-	-	3,994,400	-	-	3,994,400

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	375,000	18,700	481,300	-	-	-	-	500,000

Foreign currency translation adjustment	-	-	-	(29,800)	-	-	-	(29,800)

Stock-based compensation	-	-	72,900	-	-	-	-	72,900

Balance September 30, 2025	11,928,599	$596,400	$44,966,900	$136,700	$(33,238,300)	-	-	$12,461,700

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance December 31, 2023	10,145,211	$507,300	$40,844,600	$18,600	$(27,485,100)	-	$-	$13,885,400

Net loss	-	-	-	-	(2,051,600)	-	-	(2,051,600)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	358,388	17,900	204,000		-	-	-	221,900

Fair value modification of warrants recorded as stock issuance costs	-	-	423,800		-	-	-	423,800

Foreign currency translation adjustment	-	-	-	(60,300)	-	-	-	(60,300)

Stock-based compensation	-	-	199,900	-	-	-	-	199,900

Balance March 31, 2024	10,503,599	$525,200	$41,672,300	$(41,700)	$(29,536,700)	-	-	$12,619,100

Net loss	-	-	-	-	(1,283,600)	-	-	(1,283,600)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	-	-	-		-	-	-	-

Fair value modification of warrants recorded as stock issuance costs	-	-	-		-	-	-	-

Foreign currency translation adjustment	-	-	-	15,800	-	-	-	15,800

Stock-based compensation	-	-	330,300	-	-	-	-	330,300

Balance June 30, 2024	10,503,599	$525,200	$42,002,600	$(25,900)	$(30,820,300)	-	-	$11,681,600

Net loss	-	-	-	-	(1,180,100)	-	-	(1,180,100)

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	-	-	-		-	-	-	-

Fair value modification of warrants recorded as stock issuance costs	-	-	-		-	-	-	-

Foreign currency translation adjustment	-	-	-	113,600	-	-	-	113,600

Stock-based compensation	-	-	319,500	-	-	-	-	319,500

Balance September 30, 2024	10,503,599	$525,200	$42,322,100	$87,700	$(32,000,400)	-	-	$10,934,600

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$692,200	$(4,515,400)
Less income from discontinued operations, net of tax	559,900	1,001,400
Net income (loss) from continuing operations	132,300	(5,516,800)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Genie Product Line	(5,263,400)	-
Depreciation and amortization	458,200	565,400
Stock-based compensation	448,100	849,700
Provision for bad debt	-	2,000
Loss (gain) on sale of investment securities	(16,400)	5,300
Unrealized holding gain on investment securities	(11,500)	(44,800)
Noncash lease expense	186,000	249,000
Changes in operating assets and liabilities:
Trade accounts receivable	554,900	(223,000)
Inventories	(22,000)	330,400
Prepaid and other current assets	(328,100)	39,400
Income tax receivable	-	87,800
Other assets	4,300	-
Accounts payable	(79,200)	(107,000)
Contract liabilities	-	20,700
Accrued expenses	(260,500)	(193,400)
Lease liabilities	(193,400)	(250,700)

Net cash (used in) continuing operations	(4,390,700)	(4,186,000)

Investing activities:
Purchase of investment securities	(7,223,200)	(519,100)
Redemption of investment securities	2,096,900	3,025,000
Proceeds from gain on sale of Genie Product Line	7,614,200	-
Capital expenditures	(43,600)	(76,000)

Net cash provided by investing activities	2,444,300	2,429,900

Financing activities:
Proceeds from issuance of common stock	2,050,100	716,800
Issuance costs of common stock and warrants	(97,800)	(71,100)

Net cash provided by financing activities	1,952,300	645,700

Discontinued Operations:
Net cash provided by operating activities of discontinued operations	529,700	881,400
Net provided by discontinued operations	529,700	881,400

Net change in cash	535,600	(229,000)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	39,100	(3,600)

Cash from continuing operations, beginning of period	587,900	796,100
Cash from discontinued operations beginning of period	-	-
Less cash from discontinued operations end of period	-	-
Cash and cash equivalents, end of period	$1,162,600	$563,500

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment and bioprocessing products. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory and pharmacy equipment. Additionally, the Company has a location in Baesweiller, Germany, where it designs and produces a variety of bioprocessing products, and administrative facilities in Pearl River, New York and Pittsburgh, Pennsylvania related to sales and marketing. The products, which are sold to customers worldwide, include pharmacy balances and scales, force gauges, bioprocessing sensors and analytical tools and through August 7, 2025 mixers, shakers, stirrers and refrigerated incubators (please refer to Note 11 for further discussion).

The accompanying (a) unaudited condensed balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results for the three and nine months ended September 30, 2025, are not necessarily an indication of the results for the full fiscal year ending December 31, 2025.

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

In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has classified the Genie Division of Scientific Industries, Inc. as discontinued operations. The results of discontinued operations are presented separately in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for all periods presented, and the assets and liabilities of the Genie Division have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets for all periods presented. (Note 11).

Liquidity and Going Concern Considerations

Historically at the end of each reporting period, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the Consolidated Financial Statements were issued.  Since the fiscal year ended June 30, 2020 the Company has recorded recuring losses from operations and continued cash outflow from operating activities as a result of its strategic focus on the Bioprocessing Systems Operations, which is still in its start-up stage.

Historically the Company has relied on equity financings.  For the nine months ended September 30, 2025, in addition to equity financings, the Company generated positive cash flows as a result of the sale of the Genie Product line which occurred in August 2025.  Please refer to Note 11 for further details.  The Company reflected an accumulated deficit of $33,238,300 as of September 30, 2025 and continues to generate negative cash flows from its operations and expects to continue to generate negative cash flows from operations in the foreseeable future, however the Company expects that with the cash generated from the recent division sale plus other incoming cash related to the various post sale agreements is sufficient for at least one year from the date of issuance of the consolidated financial statements for the nine months ended September 30, 2025.

The unaudited condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.  Accordingly, Unaudited Condensed Consolidated Financial Statements have been prepared on the basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and the commitments in the ordinary course of business. Based on management’s current operating plan, the Company believes its cash on hand, including its investments, are sufficient to fund the Company's operations for a period of at least one year subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements.  However, there is no assurance that management's current operating plan will be successful.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. For public companies, the amendments in this update are effective for annual periods beginning after December 12, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation

3. Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2025, and December 31, 2024, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Investment securities - mutual funds	$7,131,100	$-	$-	$7,131,100
Total	$7,131,100	$-	$-	$7,131,100

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Investment securities - mutual funds	$1,985,000	$-	$-	$1,985,000
Total	$1,985,000	$-	$-	$1,985,000

Investments in marketable securities by security type as of September 30, 2025, and December 31, 2024, consisted of the following:

As of September 30, 2025:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$7,119,600	$7,131,100	$11,500
Total	$7,119,600	$7,131,100	$11,500

As of December 31, 2024:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$1,729,000	$1,985,000	$256,000
Total	$1,729,000	$1,985,000	$256,000

4. Inventories

	As of September 30, 2025	As of December 31, 2024
Raw materials	$1,033,900	$1,202,900
Work-in-process	74,700	-
Finished goods	1,441,100	1,365,800
Total Inventories	$2,549,700	$2,568,700

Inventories - Current Asset	$2,044,000	$2,059,200
Inventories - Noncurrent Asset	$505,700	$509,500

5. Goodwill and Finite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $115,300 as of September 30, 2025, and December 31, 2024, all of which is expected to be deductible for tax purposes.

Finite lived intangible assets are as follows:

As of September 30, 2025	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,131,800	$85,000
Trade names	3--6 yrs.	592,300	473,900	118,400
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	241,900	130,300
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	1,060,500	-
Patents	5--7 yrs.	408,800	293,200	115,600
		$4,154,600	$3,705,300	$449,300

As of December 31, 2024	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,020,100	$196,700
Trade names	3--6 yrs.	592,300	417,300	175,000
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	221,200	151,000
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	993,200	67,300
Patents	5--7 yrs.	408,800	252,800	156,000
		$4,154,600	$3,408,600	$746,000

Total amortization expense was $75,200 and $127,000 for the three months ended September 30, 2025, and September 30, 2024, respectively.

.

Total amortization expense was $296,700 and $385,600 for the nine months ended September 30, 2025, and September 30, 2024, respectively.

Estimated future fiscal year amortization expense of intangible assets as of September 30, 2025, is as follows:

As of September 30, 2025	Amount
Remainder of year ending 2025	$70,600
2026	195,900
2027	97,900
2028	43,700
2029	28,300
2030	12,900
Total	$449,300

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of September 30, 2025 and December 31, 2024, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Leases

The Company’s approximate future minimum rental payments under all operating leases as of September 30, 2025, were as follows:

As of September 30, 2025:	Amount
Remainder of fiscal year ending 2025	$93,300
2026	289,900
2027	296,700
2028	201,000
Total future minimum payments	$880,900
Less: Imputed interest	(60,900)
Total Present Value of Operating Lease Liabilities	$820,000

7. Stockholders’ Equity

Issuance of Common Stock and Warrants

On August 18, 2025, certain investors exercised warrants that were granted under the April 18, 2025 private placement described in the next paragraph for an aggregate of $500,000, resulting in the issuance of (i) 375,000 shares of the Company’s common stock, par value $0.05 per share (“Common Stock”) and (ii) pre-funded warrants  to purchase 125,000 shares of Common Stock.

On April 18, 2025, the Company entered into a Securities Purchase Agreement (the “April Purchase Agreement”) with certain investors (each an “April Investor” and collectively, the “April Investors”) pursuant to which the Company sold in a private placement, and the Investors purchased, an aggregate of 1,550,000 Units, comprising (i) 1,050,000 shares of the Company’s Common Stock, (ii) pre-funded warrants to purchase 500,000 shares of Common Stock and (iii) warrants to purchase 1,550,000 shares of Common Stock, for a total consideration of $1,550,000. The Company recognized $97,800 of issuance cost, which was attributable to legal and placement agent fees.

On January 17, 2024, the Company completed the last closing of its sale of securities pursuant to the Securities Purchase Agreement (the “2024 Purchase Agreement”) entered on December 13, 2023, as filed in the Company’s Form 8-K on December 15, 2023. At this closing, the Company sold an aggregate of 358,388 Units (“2024 Units”), comprising 358,388 shares of the Company’s Common Stock and warrants (“2024 Warrants”) to purchase 358,388 shares of Common Stock for a total consideration of $716,776. The Company recognized $98,700 of issuance cost, which includes $71,100 attributable to legal and placement agent fees and $27,600 attributable to the fair value of warrants issued to the placement agent, to purchase up to 17,919 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the 2024 Warrants issued to the purchasers of 2024 Units (“2024 Investors”).

As an incentive to certain 2024 Investors of the Company who participated in previous private placements and received as part of those financings, warrants (“Outstanding Warrants”) to purchase shares of Common Stock, the Company agreed that if any such 2024 Investor were to purchase 2024 Units at a certain level in the 2024 Offering, the Company would reduce the exercise price of the Outstanding Warrants held by such 2024 Investor to $2.50 per share and extend the period in which such Outstanding Warrants could be exercised to the fifth anniversary of the date on which such 2024 Investor purchased Units under the 2024 Purchase Agreement. Each such 2024 Investor purchasing Units at the requisite level received a new warrant (the “Replacement Warrants”) to replace such 2024 Investor’s Outstanding Warrants. On January 17, 2024, as a result of their purchase of 2024 Units, 2024 Investors became entitled to receive Replacement Warrants to replace 333,884 Outstanding Warrants with 333,884 Replacement Warrants having a reduced exercise price of $2.50 per share and exercisable until the fifth anniversary of the relevant closing under the 2024 Purchase Agreement.

Salary for Equity Incentive Options

On April 1, 2024 and May 17, 2024, as part of the Company’s strategic initiatives to reduce operating costs and conserve cash for operations, the Company offered a voluntary Salary/Compensation Waiver Program pursuant to which each director, officer and employee of the Company and its subsidiaries could elect to waive a portion of his or her salary/compensation for twelve months and receive instead options to purchase shares of Common Stock of the Company (the “waiver program stock options”). Under this program, the Company issued 10-year options to purchase 628,960 shares of Common Stock, each having an exercise price of $2.50 per share, vesting monthly over twelve months, valued at $948,200 on the grant date using the Black-Scholes-Merton option pricing model.

Equity Cancel and Replacement Options

On April 1, 2024, as part of the Company’s strategic initiatives to incentivize current employees, the Company entered into a cancellation and replacement agreement regarding certain out-of-the money outstanding employee stock options (the “replacement stock options”), whereby employees surrendered out-of-the-money outstanding stock options (“cancelled option awards") and the Company granted replacement stock options in the same number, having an exercise price of $2.50 per share, which replacement options vest monthly over three years from their date of issuance. The Company accounted for the issuance of these replacement stock options as a modification of the terms of the cancelled option awards and in accordance with ASC 718-20-35-2A, the Company will recognize a $613,400 stock compensation expense over the three-year vesting period, which compensation expense was determined by reference to the grant-date fair value of the original award for which the service is expected to be rendered at the cancellation date, plus incremental costs measured as the excess of the fair value of the replacement options on the grant date using the Black-Scholes-Merton option pricing model over the fair value of the cancelled option award at the cancellation date in accordance with ASC 718-20-35-3.

Board of Director Stock Options

On April 12, 2024, the Board of Directors of the Company (the “Board”) appointed Michael Blechman (“Mr. Blechman”) as (i) a Class B Director of the Company, (ii) a member of the Board’s audit committee, (iii) a member of the Board’s compensation committee, and (iv) the Chair and a member of the Company’s Nominating Committee. On May 17, 2024, in connection with such appointment, the Company granted and issued to Mr. Blechman stock options to purchase 25,000 shares of the Common Stock of the Company with an exercise price of $1.75 which vest monthly over three years, and were valued at $34,500 on the grant date using the Black-Scholes-Merton option pricing model.

On July 1, 2024, the Company granted and issued stock options to purchase 10,000 shares of the Common Stock of the Company, to each of Christopher Cox, John Nicols, and Jurgen Schumacher, as part of their annual compensation for serving as independent directors of the Board. The stock options have a 10-year life, an exercise price of $1.29, were 100% vested one year after the grant date, and were valued at $10,400 on the grant date using the Black-Scholes-Merton option pricing model.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Weighted average number of common shares outstanding	11,712,567	10,503,599	11,150,939	10,443,029
Effect of dilutive securities:	-	-	-	-
Weighted average number of dilutive common shares outstanding	11,712,567	10,503,599	11,150,939	10,443,029

Basic and diluted loss per common share:
Continuing operations	$0.34	$(0.14)	$0.01	$(0.53)
Discontinued operations	-	0.03	0.05	0.10
Consolidated operations	$0.34	$(0.11)	$0.06	$(0.43)

Approximately 2,236,919 and 9,161,660 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the EPS calculation because the effect would be anti-dilutive for the nine months ended September 30, 2025 because the exercise price of the options and warrants outstanding for both periods were below the current fair market value of the Company's common stock.

Approximately 1,835,447 and 8,232,510 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the EPS calculation because the effect would be anti-dilutive for the nine months ended September 30, 2024

9. Related Parties

Consulting Agreements

During the three months ended September 30, 2025, and September 30, 2024, respectively, the Company paid $24,000 and $24,000, respectively, to Mr. John Nicols, a Director of the Company, who provided consulting services to the Bioprocessing Systems segment.

During the nine months ended September 30, 2025, and September 30, 2024, respectively, the Company paid $72,000 and $71,300, respectively, to Mr. John Nicols, a Director of the Company, who provided consulting services to the Bioprocessing Systems segment.

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

Three Months Ended September 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$1,068,300	$335,700	$-	$1,404,000
Foreign Sales	-	183,600	-	183,600
(Loss) From Operations	(111,500)	(1,121,400)	(289,400)	(1,522,300)
Assets	3,678,600	3,747,300	7,131,500	14,557,400
Long-Lived Asset (Gain) Expenditures	(56,400)	7,800	-	(48,600)
Depreciation and Amortization	19,200	119,700	-	138,900

Three Months Ended September 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$881,900	$452,500	$-	$1,334,400
Foreign Sales	-	241,900	-	241,900
(Loss) From Operations	1,128,500	(1,200,000)	(317,300)	(1,565,800)
Assets	6,114,600	4,697,900	2,464,300	13,306,800
Long-Lived Asset Expenditures	2,900	900	-	3,800
Depreciation and Amortization	12,900	166,200	-	188,100

Segment information is reported as follows.

For the three months ending September 30, 2025, one customer accounted for approximately 10% or more of the Company’s total revenue.

Nine Months Ended September 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$2,734,300	$692,800	$-	$3,427,100
Foreign Sales	-	383,400	-	383,400
(Loss) From Operations	(300,700)	(4,074,700)	(1,059,300)	(5,434,700)
Assets	3,678,600	3,747,300	7,131,500	14,557,400
Long-Lived Asset (Gain) Expenditures	(88,500)	6,600	-	(81,900)
Depreciation and Amortization	55,300	404,600	-	459,900

Nine Months Ended September 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$2,380,600	$1,134,000	$-	$3,514,600
Foreign Sales	-	648,100	-	648,100
(Loss) From Operations	(455,500)	(4,094,700)	(1,135,600)	(5,685,800)
Assets	6,144,600	4,697,900	2,464,300	13,306,800
Long-Lived Asset Expenditures	72,800	3,200	-	76,000
Depreciation and Amortization	64,700	500,700	-	565,400

Segment information is reported as follows.

For the nine months ending September 30, 2025, one customer accounted for approximately 10% or more of the Company’s total revenue.

A reconciliation of the Company’s consolidated segment (loss) from operations to consolidated income (loss) from operations before income taxes and net loss for the three and nine months ended September 30, 2025 and 2024, respectively are as follows:

Three Months Ended September 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
(Loss) from Continuing Operations	$(111,500)	$(1,121,400)	$(289,400)	$(1,522,300)

Other (expense) income, net	-	241,100	(600)	240,500
Gain on sale of Genie Product line	5,263,400	-	-	5,263,400
Interest income	-	-	23,000	23,000
Total other income, net	5,263,400	241,100	22,400	5,526,900

Income (Loss) from operations before income tax expense	$5,151,900	$(880,300)	$(267,000)	$4,004,600

Three Months Ended September 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
(Loss) from Operations	$(48,500)	$(1,200,000)	$(317,300)	$(1,565,800)

Other income (expense), net	2,100	11,400	24,900	38,400
Interest income	-	-	40,100	40,100
Total other income, net	2,100	11,400	65,000	78,500

(Loss) from operations before income tax expense	$(46,400)	$(1,188,600)	$(252,300)	$(1,487,300)

Nine Months Ended September 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
(Loss) from Operations	$(300,800)	$(4,074,700)	$(1,059,200)	$(5,434,700)

Other (expense) income, net		264,000	(3,000)	261,000
Gain on sale of Genie Product line	5,263,400	-	-	5,263,300
Interest income	-	-	57,900	57,900
Total other income, net	5,263,400	264,000	54,900	5,582,300

Income (Loss) from operations before income tax expense	$4,962,600	$(3,810,700)	$(1,004,300)	$147,600

Nine Months Ended September 30, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
(Loss) from Operations	$(455,500)	$(4,094,700)	$(1,135,600)	$(5,685,800)

Other income (expense), net	(5,100)	22,500	14,700	32,100
Interest income	-	-	136,900	136,900
Total other income, net	(5,100)	22,500	151,600	169,000

(Loss) from operations before income tax expense	$(460,600)	$(4,072,200)	$(984,000)	$(5,516,800)

11. Discontinued Operations

On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold substantially all of the assets of the Genie Division of the Company’s Benchtop Laboratory Equipment Operations located in Bohemia, New York to Troemner, LLC (the “Buyer”). Such assets consisted primarily of fixed assets, inventory, and intangible assets, of which the Company has no remaining assets or liabilities as of September 30, 2025. The purchase price consisted of $9,600,000 minus certain working capital adjustments plus an earn-out up to an aggregate of $1,500,000, of which $1,140,000 is guaranteed if the Seller performs certain obligations under a separate Manufacturing and Supply Agreement (“MSA”) and a separate Transition services agreements (“TSA”), under which the Company will supply products currently produced by the Division to the Buyer for a period of at least six months, renewable for 3 month periods up to a total of twelve months, plus transition services which include training and transfer of knowhow by Seller to the Buyer. The amounts earned by the Company under the earn-out provision of the agreements are recorded as earned based on the contractual services performed and are recorded as a reduction of its operating expenses.

For the September 30, 2025, the Current Assets for Discontinued Operations of $108,000 reflect a receivable from the Buyer while the Current Liabilities for Discontinued Operations of $77,800 reflect a payable to the buyer. As of December 31, 2024, historical assets and liabilities were restated to derecognize those assets and liabilities related to the Genie product line.

The gain on disposal was calculated as follows:

Carrying value of net assets of the Genie Division
Inventory	$2,259,800
Fixed Assets	88,700
Intangible Assets (Patents)	5,300
2,353,800

Total consideration received, net of transaction costs
Cash	9,600,000
Less: transaction costs and closing adjustments	(1,025,800)
Less: Escrow balance to be recognized upon successful transition	(960,000)
7,614,200

Gain on disposition	$5,263,400

The following is the breakdown of the income generated from discontinued operations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net Revenue	$426,800	1,434,700	$3,139,900	$4,385,300
Cost of Goods Sold	163,300	751,400	1,564,500	2,240,500
Gross Profit	263,500	683,300	1,575,400	2,144,800
Operating Expenses:
General and Administrative	191,600	238,200	652,100	724,600
Selling	42,400	98,700	259,300	304,900
Research and Development	24,400	39,200	104,100	113,900
Total Expenses	$258,400	$376,100	$1,015,500	$1,143,400
Income from discontinued operations	$5,100	$307,200	$559,900	$1,001,400

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

Overview.

Scientific Industries, Inc., a Delaware corporation (“SI” and along with its subsidiaries, the “Company”, “we”, “our”), is engaged in the manufacture of standard benchtop laboratory equipment (“Benchtop Laboratory Equipment”), and through its wholly-owned subsidiary, Scientific Bioprocessing Holdings, Inc., a Delaware corporation (“SBHI”), the design, manufacture, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). SBHI has two wholly-owned subsidiaries – Scientific Bioprocessing, Inc., a Delaware corporation (“SBI”), and aquila biolabs GmbH, a German corporation (“Aquila”). The Company’s products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, and other industries performing laboratory-scale research. The Company’s results reflect those of the Benchtop Laboratory Equipment Operations consisting of the Genie Division through August 7, 2025 and the Torbal Division, the Bioprocessing Systems Operations, and its corporate operation.  On August 7, 2025, the Company sold its Genie Division which is reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements.  Unless otherwise noted, all amounts, percentages and discussions below reflect only the results of operations and financial condition of our continuing operations.

Results of Operations.

Three months ended September 30, 2025 and 2024

The Company realized a loss from continuing operations before income tax expense of $1,522,300 for the three months ended September 30, 2025 compared to a $1,565,800 loss from operations before income tax expense for the three months ended September 30, 2024, primarily due to reduced operating expenses related to the Company’s continuing operations.

Revenue

Net revenues for the three months ended September 30, 2025 increased $69,600 (5.2%) to $1,404,000 from $1,334,400 for the three months ended September 30, 2024, primarily due to the increase in sales of the Torbal division which increased by $186,400 from $881,900 in the prior year period to $1,068,300 in the current year period, which was driven by increased sales of its VIVID automated pill counters.  Bioprocessing Systems Operations revenues reflected a $141,700 decrease due to overall softness in the market, customer delays in finalizing orders and requirements for products not yet available.

Gross profit

The gross profit percentage for the three months ended September 30, 2025, and 2024, was 45.5% and 51.0%, respectively. This is primarily due to primarily due to the lack of Genie Division sales resulting from the sale on August 7, 2025, and to a lower extent the Company experienced some increases in material costs due to tariffs, principally for Torbal OEM products, and lower gross margins for Bioprocessing products due to fixed costs on lower sales.

General and administrative

General and administrative expenses for the three months ended September 30, 2025, and 2024, were $803,600 and $780,800, respectively. The increase of $22,800 (2.9%) is due primarily to increased administrative costs by the Bioprocessing Systems Operations.

Selling

Selling expenses for the three months ended September 30, 2025 and 2024, were $735,900 and $820,900, respectively. The decrease of $85,000 (10.4%) is due primarily to decreased sales and marketing personnel in the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the three months ended September 30, 2025, and 2024, were $621,400 and $644,000, respectively. The decrease of $22,600 (3.5%) is due primarily to lower research and development expenditures in the Bioprocessing Systems Operations related to DOTS new products.

Other income, net

Total other income (expense), net, for the three months ended September 30, 2025 and 2024, was $5,526,900 and $78,500, respectively. The increase is due primarily to the gain on disposition of the Genie product line of the Benchtop Laboratory Equipment Operations which occurred in August 2025 as discussed in Note 11 of Item 1. Financial Statements, and to a lesser extent due to a refund for the Bioprocessing Systems Operations related to 2024 payroll taxes and social security contributions.

Income tax

Income tax expense for the three months ended September 30, 2025, and 2024, was $15,300 and $0, respectively, due to the current period income generated from the sale of the Genie product line. The Company maintains a full valuation allowance of $10,559,600 against its consolidated net deferred tax asset as the Company determined the net deferred tax assets, which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

Nine months ended September 30, 2025 and 2024

Results of Operations.

The Company realized a loss from continuing operations of $5,434,700 for the nine months ended September 30, 2025, as compared to a $5,685,800 loss from continuing operations for the nine months ended September 30, 2024. The decrease of $251,100 is due primarily to lower SG&A costs offset by lower revenues.

Revenue

Net revenues for the nine months ended September 30, 2025 decreased $87,500 (2.5%) to $3,427,100 from $3,514,600 for the nine months ended September 30, 2024, primarily due to a $441,200 decrease in the Bioprocessing Systems Operations revenues resulting mostly from overall softness in the market, inability to close on opportunities which are delayed to future periods for various reasons including customer funding or new product availability offset by increased sales of Torbal brand products, particularly with VIVID pill counters. Total net revenues of the Torbal division amounted to $2,734,300 for the nine months ended September 30, 2025 compared to $2,380,600 in the prior year period.

Gross profit

The gross profit percentage for the nine months ended September 30, 2025, and 2024, was 39.8% and 44.1%, respectively, primarily due to lower sales and related fixed overhead in the Bioprocessing Systems Operations.

General and administrative

General and administrative expenses for the nine months ended September 30, 2025, and 2024, were $2,571,400 and $2,878,200, respectively. The decrease of $306,800 (10.7%) is due primarily to decreased employee-related costs in the Bioprocessing Systems Operations, and to a lower extent reduced corporate expenses.

Selling

Selling expenses for the nine months ended September 30, 2025 and 2024, were $2,355,400 and $2,413,100, respectively. The decrease of $57,700 (2.4%) is due to reduced employee-related costs incurred by the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the nine months ended September 30, 2025, and 2024, were $1,870,900 and $1,946,000, respectively. The decrease of $75,100 (3.9%) is due primarily to the reduction of research and development expenditures in the Bioprocessing Systems Operations.

Other income, net

Other income/(loss), net, for the nine months ended September 30, 2025 and 2024, was $5,582,300 and $169,000, respectively.  The increase is due primarily to the gain on disposition of the Genie product line of the Benchtop Laboratory Equipment Operations which occurred in August 2025 as discussed in Note 11 of Item 1. Financial Statements, and to a lesser extent due to a refund for the Bioprocessing Systems Operations related to 2024 payroll taxes and social security contributions.

Income tax

Income tax expense for the nine months ended September 30, 2025, and 2024, was $15,300 and $0, respectively, due to the current period income generated from the sale of the Genie product line. The Company maintains a full valuation allowance of $10,559,600 against its consolidated net deferred tax asset as the Company determined the net deferred tax assets, which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

The following table discloses our cash flows for the periods presented:

	For the nine months ended
	September 30,
	2025	2024
Net cash used in operating activities	$(4,390,700)	$(4,186,000)
Net cash provided by investing activities	2,444,300	2,429,900
Net cash provided by financing activities	1,952,300	645,700
Net cash provided by operating activity of discontinued operations	529,700	881,400
Effect of changes in foreign currency exchange rates	39,100	(3,600)
Increase / (decrease) in cash and cash equivalents	574,700	(232,600)

Net cash used in operating activities was $4,390,700 for the nine months ended September 30, 2025 compared to cash used in operating activities of $4,186,000 for the nine months ended September 30, 2024. The change is primarily due to lack of Genie revenues as a result of the sale leading to lower margin sales of Torbal and Bioprocessing Systems Operations reduced revenues.

Net cash provided by investing activities was $2,444,300 for the nine months ended September 30, 2025 compared to $2,429,900 for the nine months ended September 30, 2024 reflecting the proceeds received during the current period of the Genie division asset sale.

Net cash provided by financing activities was $1,952,300 for the nine months ended September 30, 2025 compared to $645,700 for the nine months ended September 30, 2024. The net change of $1,306,600, is primarily due to the issuance of common stock and exercise of certain warrants in the nine months ended September 30, 2025.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. Our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: November 19, 2025	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer and Treasurer

Date: November 19, 2025	By:	/s/Zachary Rovinsky
Zachary Rovinsky
Chief Financial Officer

