Form 10-K
period 2025-12-31
SCIENTIFIC INDUSTRIES INC
filed 2026-03-31
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes     ☐ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 30, 2025 is $3,657,073.

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of March 27, 2026 is 11,928,599 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SCIENTIFIC INDUSTRIES, INC.

FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in its filings with the Securities and Exchange Commission and in its reports to shareholders.

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

PART I

Item 1. Business.

General. Incorporated in 1954, Scientific Industries, Inc., a Delaware corporation (“SI” and along with its subsidiaries, the “Company”), is engaged in the design, manufacture, and marketing of standard benchtop laboratory equipment (“Benchtop Laboratory Equipment”), and through its wholly-owned subsidiary, Scientific Bioprocessing Holdings, Inc., a Delaware corporation (“SBHI”), the design, manufacture, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). SBHI has two wholly-owned subsidiaries – Scientific Bioprocessing, Inc., a Delaware corporation (“SBI”), and aquila biolabs GmbH, a German corporation (“Aquila”). The Company’s products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, and other industries performing laboratory-scale research. On August 7, 2025, the Company sold its Genie product line which was part of the Benchtop Laboratory Equipment operations but continues to market and produce scales and pill counters in the Benchtop Laboratory Equipment operating segment.

Operating Segments. The Company views its operations as two segments: the manufacture of standard benchtop laboratory equipment and weighing instruments which includes various types of equipment used for research and sample preparation in university, pharmacy and industrial laboratories, and weight and measurement products including pill counters and digital scales sold through distribution and online; and the design, development, manufacture and marketing of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics, sold primarily on a direct basis through the Company’s internal sales force.

Products.

Benchtop Laboratory Equipment. The Company’s Benchtop Laboratory Equipment products consist of pharmacy and laboratory balances and scales, force gauges, automated pill counters and moisture analyzers sold through the “Torbal®” division with trademark “Torbal” or “VIVID®”.

On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold substantially all of the assets of the Genie Division of the Company’s Benchtop Laboratory Equipment Operations located in Bohemia, New York to Troemner, LLC (the “Buyer”). Such assets consisted primarily of inventory, fixed assets, and intangible assets. The purchase price was $9,600,000 minus certain working capital adjustments plus an earn-out of up to an aggregate of $1,500,000, of which $1,140,000 is guaranteed if the Seller performs certain obligations under a separate Manufacturing and Supply Agreement (“MSA”) and a separate Transition services agreements (“TSA”), under which the Company agreed to produce and supply products to the Buyer for a period of up to total of twelve months, plus transition services which include training and transfer of knowhow by the Company to the Buyer. The amounts earned by the Company under the earn-out provision of the MSA are recorded as earned based on the contractual services performed and are recorded as a reduction of its operating expenses.  As of December 31, 2025 $300,000 has been earned and recorded under the MSA agreement.

Bioprocessing Systems. SBHI, through its two wholly-owned subsidiaries, SBI and Aquila, is engaged in the design, development, manufacture and marketing of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics. Products include the Cell Growth Quantifier (“CGQ”) for biomass monitoring in shake flasks, the Liquid Injection System (“LIS”) for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring and analytical software, and the Multi-Parameter Sensor (“MPS”) and Dissolved Oxygen sensor pills which are marketed and are sold under the Bioprocessing Systems DOTS brand platform.

Product Development. The Company designs and develops substantially all of its products in-house. Company personnel formulate plans and concepts for new products and improvements or modifications of existing products. The Company engages outside consultants to augment its internal engineering capabilities in areas such as industrial and electronics design.  The Company is investing significantly in the product development of its Bioprocessing Systems Operations with a view to generating meaningful revenues from its Bioprocessing Systems Operations in the future.  To a lesser extent, the Company invested in the development of its VIVID®  product line of the Benchtop Laboratory Equipment Operations’ Torbal division, and as a result introduced a major new product in February 2025. The Company expects to continue to invest in the VIVID®  product line which the Company deems to have sales growth potential.

Major Customers. Sales to one customer, principally of the VIVID®  Pill counter, represented 31% and 23% of the Company’s consolidated net revenues for the years ended December 31, 2025 and 2024, respectively. This top customer also represented 42% and 36% of Benchtop Laboratory Equipment product sales, for the years ended December 31, 2025 and 2024, respectively.

Major Vendors. Purchases from one vendor, represented in the aggregate 15.2% and 15.0% of consolidated net purchases for the years ended December 31, 2025 and 2024, respectively.

Marketing.

Benchtop Laboratory Equipment.

The Company’s “Torbal®” brand weighing products are primarily marketed and sold online, and primarily on a direct basis, and distributors. The Company’s VIVID® brand, automated pill counters are sold through two exclusive distributors in North America. The Company markets its products through online and trade publication advertising, brochures and catalogs, the Company’s websites, and attendance at industry trade shows through its authorized distributors.

Bioprocessing Systems.The Company’s Bioprocessing Systems products are marketed through a direct sales force consisting of four sales professionals and four application scientists in the US and Germany, plus a network of 11 distributors that are managed by a distribution manager. Sales are supported via marketing through websites, content creation, application notes, mailings, trade shows, online marketing campaigns, and membership in various public/private research partnerships. The Company invests heavily in the sales and marketing of its Bioprocessing Systems Operations in an effort to attract new customers and sales opportunities for products recently launched and market research for future products.

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

Patents, Trademarks and Licenses.

The Company holds a patent relating to Torbal’s VIVID® automated pill counter which expires in March 2039.

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

The Company has various proprietary trademarks, including aquila biolabs (in Germany), Torbal®, and VIVID®, each of which it considers important to the success of the related product. No representation can be made that any application will be granted or as to the protection that any existing or future trademark registration may provide.

Foreign Sales. The Company’s sales to overseas customers, principally in Asia and Europe, accounted for approximately 17% and 23% of the Company’s net revenue for the years ended December 31, 2025 and 2024, respectively. Payments were primarily in United States dollars and were therefore not subject to risks of currency fluctuation.

Seasonality. The Company does not consider its business to be materially seasonal.

Backlog. The Company does not have a material backlog of orders due to the fact that most products are produced and shipped within one to two weeks.

Competition. Most of the Company’s principal competitors are substantially larger and have greater financial, production and marketing resources than the Company. Competition is generally based upon technical specifications, price, and product recognition and acceptance.

The Company’s main competitors for its Torbal® brand products are Ohaus Corporation, an American company, A&D Company Ltd., a Japanese company, Adam Equipment Co., Ltd., a British company, Illinois Tool Works, an American company, and Capsa Healthcare, an American company, and Medility Inc., a Korean company, for its VIVID® brand automated pill counters.

Direct competitors for the Company’s Bioprocessing Systems products are ABER Instruments (United Kingdom) and PreSens GmbH (Germany. Indirect (systemic alternatives) competitors include Hamilton Bonaduz AG (Switzerland) and optek-Danulat GmbH (Germany) as well as total solution providers like Sartorius AG (Germany) or Eppendorf SE (Germany).

Research and Development. The Company incurred research and development expenses, the majority of which related to its Bioprocessing Systems operations, of $2,487,700 and $2,897,900 for the years ended December 31, 2025 and 2024, respectively. The Company expects that research and development expenditures in the fiscal year ending December 31, 2026 will continue to be material reflecting continued product development efforts for the Bioprocessing Systems operations.

Government and Environmental Regulation. The Company’s products and claims with respect thereto have not required approval of the Food and Drug Administration or any other governmental authority. The Company’s manufacturing operations, like those of the industry in general, are subject to numerous existing and proposed, if adopted, federal, state, and local regulations to protect the environment and to establish occupational safety and health standards as well as certain other matters. The Company believes that its operations are in compliance with existing laws and regulations and the cost to comply is not significant to the Company.

Employees. As of March 31, 2026, the Company employed 55 persons (21 for the Benchtop Laboratory Equipment operations, and 34 for the Bioprocessing Systems operations, of whom 30 were located in Europe) of whom 54 were full-time, including its executive officers. The Company augments its internal staff with outside consultants as deemed necessary. None of the Company’s employees are represented by any union.

Available Information. The Company’s reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”), including amendments to such reports, are available on the SEC’s website that contains such reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov. In addition, all the Company’s public filings can be accessed through the Company’s website athttps://www.scientificindustries.com/pages/sec-filings .

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

In order to be successful with our product development and commercialization programs, principally as it pertains to our bioprocessing sector, we believe that we will need to continue to invest substantial capital into such programs in the foreseeable future. We expect our total operating expenses to continue to be material in connection with our ongoing activities, particularly as we continue with our emphasis on the bioprocessing sector. We expect to continue to incur substantial expenses related to the development of new products and technologies, primarily related to bioprocessing products. Our ability to conduct additional research and development activities and commercialization efforts are dependent upon the availability of funding and cash generated from sales of newly-introduced products.

In such an event, we may be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements, product line divestitures, or other sources. We do not have any committed external source of funds. If additional funding is necessary, adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts and on terms acceptable to us, - we may have to significantly delay, scale back or discontinue the development or commercialization of bioprocessing or any of our other products. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Raising additional capital may cause dilution to our then-existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

To the extent that we raise additional capital through the sale of common shares, convertible securities or other equity securities, the ownership interests of the then-existing equity holders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of the then-existing common shareholders. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We have a history of Operating losses and will likely incur future losses during the next few years as we attempt to grow and develop our bioprocessing sector.

We incurred net losses of $1,220,400 and $6,445,400 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $35,150,900. We expect to continue to incur operating losses for the foreseeable future as our expenses related to the growth and expansion of our Bioprocessing Systems operations will exceed revenues expected to be generated. The Company sold its profitable Genie Division of the Benchtop Laboratory Equipment Operations in August 2025, and the remaining Torbal division is not yet profitable. The Company also incurs substantial corporate costs including accounting, auditing, legal, shareholder, regulatory, etc. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of future revenues, and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

As of March 27, 2026, there were 11,928,599 shares of Common Stock of the Company outstanding, of which 35% are held by the three largest shareholders of the Company. The Common Stock of the Company is traded on the Over-the-Counter Bulletin Board and, historically, has been thinly traded. There have been a number of trading days during Fiscal 2025 and 2024 on which no trades of the Company’s Common Stock were reported. Accordingly, the market price for the Common Stock is subject to great volatility. The lack of an active trading market may impair the value of the shares of our common stock and shareholders’ ability to sell their shares. An inactive trading market may also impair the Company’s ability to raise capital by selling shares of common stock and to enter into strategic partnerships or other business strategies.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. The loss of services from any of Ms. Helena Santos, the Company’s President and Chief Executive Officer, Secretary and Treasurer, Mr. Zachary Rovinsky, the Company’s Chief Financial Officer, Assistant Secretary and Assistant Treasurer, Mr. Karl Nowosielski, the President of the Torbal Products Division of the Benchtop Laboratory Operations, Mr. Daniel Donadille, the Chief Executive Officer and President of the Bioprocessing Systems Operations, or Mr. John A. Moore, the Company’s Chairman, or any material expansion of the Company’s operations could place a significant additional strain on the Company’s limited management resources and could be materially adverse to the Company’s operating results and financial condition.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. The Company’s future success depends on the continued ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of the organization. Competition in the industry for qualified employees is intense, and it is likely that certain competitors will directly target some of our employees. The continued ability to compete effectively depends on the ability to retain and motivate existing employees.

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

We have made certain assumptions on the market size and market acceptance of our bioprocessing products based on market studies and general knowledge of the bioprocessing market. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our assumptions and estimates of the bioprocessing market for our product candidates may prove to be incorrect. If the price at which we can sell future products is less than the price we are projecting, or the addressable market for our product candidates is smaller than we have estimated, it could have an adverse impact on our business.

 Dependence on major customers.

Sales to the top Benchtop Laboratory Equipment operations customer accounted for approximately 42% and 36% of the segment’s total sales for the years ended December 31, 2025 and 2024, respectively and 31% and 23% of consolidated net revenues for the years ended December 31, 2025 and 2024, respectively.

 No representation can be made that the Company will be successful in retaining this customer, or not suffer a material reduction in sales, either of which could have an adverse effect on future operating results of the Company.

The Company is a small participant in each of the industries in which it operates.

The Torbal line of products is a small market participant in its industry with significant competition from well-known brands. The principal competitors are substantially larger with much greater financial and marketing resources.

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

The Company’s Benchtop Laboratory Equipment Operations introduced its first VIVID® pill counter in 2020 and has continuously invested in development and marketing of this automated pill counter line, with one significant product introduced during fiscal 2025 and additional launches planned for the near future.

The success of the Company’s Bioprocessing Systems operations will depend heavily on its ability to successfully develop, produce, and market new products. Commencing in the last quarter of fiscal year ended June 30, 2019, the Company began to commit substantial resources to its Bioprocessing Systems operations in the form of employees, materials, supplies, marketing, and facilities to accelerate its product development efforts and marketing activities. Bioprocessing products are of a complex nature in an industry that the Company had not traditionally operated in and have taken much longer to develop than previously anticipated. In addition, bioprocessing products will be subject to beta testing and adoption by end users, which could result in design and/or production changes which could further extend development time. On April 29, 2021, the Company acquired Aquila in an effort to accelerate development of its bioprocessing products. The Company continues to incur substantial product development and sales and marketing costs related to its Bioprocessing Systems operations.

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

Tariffs imposed by the U.S.  also has a negative impact on the total cost of our products and our gross margins, as the Company may not be able to fully pass on the added costs.

Higher material and transportation costs and tariffs over the last few years has resulted in significantly higher costs for some of the Company’s components. Such increased costs could have a negative effect on the Company’s future gross margins, if the Company is unable to pass such cost increases to its customers.

The Company is heavily dependent on outside suppliers for the components of its products.

The Company purchases most of its components from outside suppliers and relies on a few single-source suppliers for some components, mostly due to cost considerations. Most of the Company’s suppliers, including its U.S. vendors, produce the components directly or indirectly in overseas factories, and orders are subject to long lead times and potential other risks related to production in a foreign country, such as current and potential future tariffs, and electronic parts shortages. To minimize the risk of supply shortages, the Company keeps more than normal quantities on hand of the critical components that cannot easily be procured or, where feasible and cost effective, purchases are made from more than one supplier. However, alternate suppliers are not always feasible for various reasons including complexity and cost of toolings. A shortage of components or vendor inability to deliver due to shipping and cargo issues could halt production and have a material negative effect on the Company’s operations.

The Company’s ability to compete depends in part on its ability to secure and maintain proprietary rights to its products.

The Company has no patent protection for its Benchtop Laboratory Equipment products, other than the VIVID® pill counter. There are several competitive products available in the marketplace possessing similar technical specifications and design.

As discussed above in detail, the Company’s Bioprocessing Operations through its Aquila division holds several patents in Europe and the United States related to its products and underlying technology and has several patent applications pending in Europe and the United States of America, and sublicenses from third parties on a regular basis additional technology needed for its product development.

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

As of and for the year ended December 31, 2025, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

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

Item 2. Properties.

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) which was amended in September 2021 to increase the space by approximately 25% and extend the lease term through October 2028. The Company leased a 1,200 square foot facility in Orangeburg, New York where it conducted its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, which expired at the end of October 2024 and was not renewed and continued as a monthly lease through the end of December 31, 2024. On January 1, 2025, the Company entered into a lease for a 220 square foot facility in Pearl River, New York where it conducts its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, expiring in December 2027. The Company’s Bioprocessing Systems operations are conducted in co-sharing office space in Pittsburgh, Pennsylvania, which expired in March 2025 and is currently on a month-to-month basis, and a 5,252 square foot facility in Baesweiller, Germany, the lease which was renewed in December 2025 to extend the lease term to December 31, 2027, comprised of manufacturing, engineering, and administrative space

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities.

Common Stock

The Company’s Common Stock is traded on the Over-The-Counter (“OTC”) Market, under the trading symbol “SCND”. The following table sets forth the low and high bid quotations at the end of each quarter for the years ended December 31, 2025 and 2024, respectively, as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

For Fiscal Quarter Ended	Low Bid($)	High Bid($)
03/31/24	1.40	2.35
06/30/24	0.77	1.90
09/30/24	1.07	2.02
12/31/24	0.62	1.25
03/31/25	0.92	1.12
06/30/25	0.53	0.92
09/30/25	0.35	0.87
12/31/25	0.42	0.77

As of March 27, 2026, there were 262 record holders of the Company’s Common Stock.

Recent sales of unregistered securities; use of proceeds from registered securities

None

On April 18, 2025, the Company entered into a Securities Purchase Agreement (the “April 2025 Purchase Agreement”) with certain investors (each an “April Investor”) pursuant to which the Company sold in a private placement, and the April Investors purchased, an aggregate of 1,550,000 units, which comprised of (i) 1,050,000 shares of the Company’s Common Stock, (ii) pre-funded warrants to purchase 500,000 shares of Common Stock, and (iii) warrants to purchase 1,550,000 shares of Common Stock, for a total consideration of $1,550,000. The Company recognized $97,800 of issuance costs, which was attributable to legal and placement agent fees.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the years ended December 31, 2025 and 2024, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain statements contained in this report are not based on historical facts but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking information. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward- looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations.

The Company’s results reflect the results of the Benchtop Laboratory Equipment operations and the Bioprocessing Systems operations. As of August 7, 2025 the Genie Division of the Benchtop Laboratory Equipment Operations became discontinued due to the sale of the GENIE product line to Troemner LLC, however the Company continued to produce and market its Torbal® weighing and measurement products.

The Company realized a loss from continuing operations of $1,780,300 for the year ended December 31, 2025 compared to loss from operations of $8,023,600 for the year ended December 31, 2024. The decrease in the loss from continuing operations for the year ended December 31, 2025 compared to year ended December 31, 2024 is primarily due to the sale of the Genie® product line which resulted in a gain of $5,263,400, and reduced expenses.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Net revenues for the year ended December 31, 2025 increased $256,700 (5.4%) to $5,053,800 from $4,797,100 for year ended December 31, 2024, reflecting an increase of approximately $645,100 in net revenues from the Benchtop Laboratory Equipment Operations. Such increase resulted primarily from increased sales of the Torbal®  division products, offset by decrease in sales from the Bioprocessing Systems products which sales are derived principally from the new DOTS MPS product introduced during the year ended December 31, 2025.

The gross profit percentage for the year ended December 31, 2025 decreased to 25.8% from 41.8% for the year ended December 31, 2024, due primarily to inventory write-offs within the Bioprocessing segment of slow moving and obsolete items.  Without the effect of write-offs, the gross profit percentage would have been 42.6%.

General and administrative expenses for the year ended December 31, 2025 decreased by $850,600 (20.6%) to $3,268,800 compared to $4,119,400 for the year ended December 31, 2024 due to decreased expenses of the Bioprocessing Systems Operations and corporate expenses in conjunction with cost savings initiatives.

Selling expenses for the year ended December 31, 2025 decreased by $60,800 (1.9%) to $3,114,900 from $3,205,700 for the year ended December 31, 2024, primarily due to the decreased expenses of the Bioprocessing Systems Operations in conjunction with cost savings initiatives.

Research and development expenses for the year ended December 31, 2025 decreased by $410,200 (14.2%) to $2,487,700 from $2,897,900 for the year ended December 31, 2024, due to cost reductions by the Bioprocessing Systems Operations in conjunction with cost savings initiatives.

Total other income, net for the years ended December 31, 2025 and 2024 was $6,114,200 and $192,800, respectively. The increase was due primarily to the sale of Genie product line which resulted in a gain on sale of $5,263,400, and payroll tax related reimbursements in the Bioprocessing Systems Operations segment.

The Company reflected income tax expense for continuing operations of $4,600 and $0 for the years ended December 31, 2025 and 2024, respectively. The Company maintains a full valuation allowance of $12,928,000 against the consolidated net deferred tax asset as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized in the future. In the event in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As a result of the foregoing, the Company recorded a loss from continuing operations of $1,780,300 for the years ended December 31, 2025 compared to a loss from continuing operations of $8,023,600 for the year ended December 31, 2024.

The Company reflected income from discontinued operations related to the sale of the Genie division of the Benchtop Laboratory Equipment Operations of $559,900 and $1,578,200 for the years ended December 31, 2025 and 2024, respectively.

As a result of the above, the Company recorded a net loss of $1,220,400 for the year ended December 31, 2025 compared to a net loss of $6,445,400 for the year ended December 31, 2024.

Liquidity and Capital Resources.

Cash and cash equivalents increased by $367,100 to $955,000 as of December 31, 2025 from $587,900 as of December 31, 2024.

Net cash used in operating activities was $8,149,600 for the year ended December 31, 2025 and $3,046,100 for the year ended December 31, 2024. This reflected the sale of the Genie division.

Net cash  provided by investing activities was $3,831,000 for the year ended December 31, 2025 compared to $2,866,000 for the year ended December 31, 2024, with the increase reflecting the proceeds from the sale of the Genie division of the Benchtop Laboratory Equipment Operations.

Net cash provided by financing activities was $1,952,200 for the year ended December 31, 2025 compared to $645,700 for the year ended December 31, 2024. The increase is primarily due to  the issuance of common stock and exercise of certain warrants in the current year.

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

Historically the Company has relied on equity financings.  For the year ended December 31, 2025, in addition to equity financings, the Company generated positive cash flows as a result of the sale of the Genie® Product line which occurred in August 2025.  The Company reflected an accumulated deficit of $35,150,900 as of December 31, 2025 and continues to generate negative cash flows from its operations and expects to continue to generate negative cash flows from operations in the foreseeable future, however the Company expects that with the cash generated from the recent division sale plus other incoming cash related to the various post sale agreements is sufficient to fund operations of the Company for at least one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2025.

In order to continue as a going concern, the Company will need to decrease expenses or materially increase revenues, and/or secure additional external capital resources. Based on management’s current operating plan, the Company believes its cash on hand, including its investments, are sufficient to fund the Company's operations for a period of at least one year subsequent to the issuance of the accompanying consolidated financial statements. However, there is no assurance that management's current operating plan will be successful.

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

Fair Value Estimates

Goodwill and Finite Lived Intangible Assets and Long-Lived Assets, Net

Goodwill – Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles- Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.

As of December 31, 2025, the Company had two reporting units, the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations. Goodwill is tested for impairment by reporting unit on an annual basis as of December 31, the last day of its fiscal year, and in the interim if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered in the Company’s goodwill impairment testing include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is first assessed using a qualitative approach.  If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed.  The quantitative analysis involves a comparison of the fair value of the reporting unit with its carrying amount.  The fair value is determined using the income approach, which utilizes the present value of expected future cash flows for each reporting unit based on estimated cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The assumptions used to estimate future cash flows and the development of forecasts used in the fair value determination were based on assumptions made using the best information available at the time, subject to inherent risk and judgement. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. To the extent additional information arises, market conditions change, or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

During the year ended December 31, 2025, the Company performed the annual goodwill impairment analysis. The Company elected to perform the qualitative analysis for the Benchtop Laboratory Equipment Operations reporting unit. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit. In completing these assessments, the Company noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. As of December 31, 2025 and 2024 there was $115,300 of goodwill pertaining to the Benchtop Laboratory Operations and $0 of goodwill on the Bioprocessing System reporting unit.

Intangible assets – Intangible assets consist primarily of acquired technology, customer relationships, non-compete agreements, patents, licenses, websites, intellectual property in-process research and development (“IPR&D”), trademarks and trade names. All intangible assets are amortized on a straight-line basis over the estimated useful lives of the respective assets, generally 3 to 10 years. The Company continually evaluates the remaining estimated useful lives of intangible assets that are being amortized to determine whether events or circumstances warrant a revision to the remaining period of amortization. The Company reviews the recoverability of our finite-lived intangible assets and long-lived assets, when events or conditions occur that indicate a possible impairment exists. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. The assessment for recoverability is based primarily on our ability to recover the carrying value of its long-lived and finite-lived intangible assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if an asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There was an impairment of $291,000 of intangible assets within the Bioprocessing segment for the year ended December 31, 2025 while the year ended December 31, 2024 had $0 impairments.

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

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), the Company evaluated the deferred tax assets to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard of whether the deferred tax assets will be realized. As of and for the years ended December 31, 2025 and 2024, the Company maintained a full valuation allowance of $12,928,000 and $9,839,400, respectively, against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. If in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

ASC No. 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2025 and 2024, respectively, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the fiscal years ended June 30, 2022 and after. The Company is currently open to audit under the statute of limitations by German tax authorities for the years ended December 31, 2020 and after. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Inventories

Current and noncurrent inventories recorded other than those of Aquila, are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value, and have been reduced by an allowance for excess and obsolete inventories. Inventories of Aquila are valued at the lower of cost (determined on a average cost method) or net realizable value and have been reduced by an allowance for excess and obsolete inventories. The Company’s inventory allowance is based on management’s estimates and reviews of inventories on hand compared to estimated future usage and sales.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements required by this item are attached hereto on pages F1-F33.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

The Chief Executive Officer and the Chief Financial Officer of the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

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

The Company has the following six directors:

Michael Blechman (age 67), a director since April 2024, through his affiliate Intracoastal Strategies Group LLC, has been a consultant and advisor for various businesses since February 2023. From January 2017 to January 2023 Mr. Blechman was CEO of ACC, Inc., a systems integration and technology product company, and he was President from 1996 to 2016, and held various other management roles from 1988 to 1995 at ACC, Inc.

Christopher Cox (age 61), a director since February 2021, has been a Senior Vice President of Population Health Investment Co., Inc. since September 2020 and a Co-Founder and Managing Partner of Population Health Partners LLC since May 2020. Mr. Cox has been on the Board of Directors of Nyrada, Inc. since January 2019. Mr. Cox has been a corporate attorney for over 25 years, most recently at Cadwalader, Wickersham & Taft LLP, which he joined as a partner in January 2012 and where he served a co-chair of the global corporate group and a member of the firm’s management committee until February 2016. From February 2016 to March 2019, Mr. Cox was Executive Vice President and Chief Corporation Development Officer of Medicines Company. Prior to January 2012, Mr. Cox was a partner at Cahill Gordon & Reindel.

John Nicols (age 61), a director since March 2024 and Chairman of the Board of SBI, has been a consultant and advisor to SBI since September 2023. Mr. Nicols, who is director certified by the National Association of Corporate Directors, is currently Owner / CEO of Organicols, LLC, an advisory services firm supporting a wide range of mission-driven companies globally. In addition to his roles for Scientific Industries, Mr. Nicols serves as chair on the board of directors of both Antheia and Solve ME/CFS Initiative, as well as a member on the boards of several other private for-profit enterprises. From 2012 to 2022, Mr. Nicols was President and CEO of Codexis, Inc., a Nasdaq listed synthetic biology company. Prior to that, he grew a career to become a leading executive at NYSE listed specialty chemical maker, Albemarle Corp, from 1990 to 2012.

John A. Moore (age 60), a Director since January 2019 and Chairman of the Board since January 2020, and was also the Chairman of Scientific Bioprocessing Industries (“SBI”) from March until March 2024 and prior was President of SBI from January 2020 through April 2022, and had been providing consulting services to SBI since March 2019. Mr. Moore serves as Chairman of Nyrada, Inc., a drug development company since July 2019 and prior to that served as a director with Noxopharm Limited, a drug development company, and is also the Chairman of Trialogics, a clinical trial software provider. Since March 2022 he serves as the Chairman of Cormetech, a leading air emissions provider for power plants. Mr. Moore was President, Chief Executive Officer and director of Acorn Energy, Inc. from 2006 to 2016.

Helena R. Santos (age 61), a Director since 2009, has been employed by the Company since 1994, and has served since August 2002 as its President, Chief Executive Officer, Treasurer and, until April 2022, its Chief Financial Officer. She served as Vice President, Controller from 1997 and has served as Secretary from May 2001.

Jurgen Schumacher (age 72), a Director since May 2021, is currently and over the past five years has been a private investor in various startups and growth phase technology companies.

Board Committees

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

The members of the Audit Committee are Messrs. Michael Blechman, Christopher Cox and John Nicols. Each member of the Audit Committee qualifies as an independent director under the independence requirements of Rule 10A-3 of the Exchange Act.

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

The members of the Compensation Committee are Messrs. Blechman, Christopher Cox and John Nicols. Each member of the Compensation Committee is a non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act, each is an outside director as defined by Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or the Code.

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

The members of the Nominating and Corporate Governance Committee are Messrs. Michael Blechman, Christopher Cox and John Nicols. Each member of the Nominating and Corporate Governance Committee is an independent director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act.

Executive Officers & Significant Employees

See above for the employment history of Ms. Santos and Mr. Moore.

Zachary Rovinsky (age 59), is the Chief Financial Officer of the Company and has been employed by the Company since June 2025. He was the Director of Finance of Textiles at MillerKnoll (a publicly-traded company) from August 2022 to June 2025. From 2020 to August 2025, he was the Director of Finance for Alcott HR, a privately held company.

Karl D. Nowosielski (age 47), is the President of the Torbal Products Division of the Benchtop Laboratory Equipment operations and Director of Marketing for the Company. He was Vice President of Fulcrum, Inc. (the seller of the Torbal Products Division assets to the Company) from 2004 until February 2014.

Daniel Donadille (age 38), is the Chief Executive Officer of the Company’s Bioprocessing operations. Prior to the Company’s acquisition of aquila biolabs GmbH (“Aquila”), he served as Aquila’s Chief Executive Officer since he co-founded Aquila in 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that, for the year ended December 31, 2025, its officers, directors and 10% shareholders timely complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a code of ethics that applies to the Executive Officers and Directors. A copy of the code of ethics can be found on the Company’s website.

Insider Trading Policy

The Company has adopted an insider trading policy that applies to the Executive Officers, Directors and other Company insiders. A copy of the insider trading policy was filed as Exhibit 19.1 to the Form 10-K for the year ended December 31, 2024 filed on March 31, 2025.

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

Item 11—Executive Compensation

The following table summarizes all compensation paid by the Company to its Chief Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers for the years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

Name and Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary($)	Bonus($)	Award ($)	Awards($)	Compensation ($)	Earnings($)	Compensation ($) (5)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Helena R. Santos, CEO, President (1)	12/31/2025	191,740	50,000	0	56,000	0	0	9,457	307,197
Helena R. Santos, CEO, President	12/31/2024	192,430	0	0	109,649	0	0	7,697	309,746
John A. Moore, Chairman (2)	12/31/2025	150,987	50,000	0	52,000	0	0	5,972	252,987
John A. Moore, Chairman	12/31/2024	149,306	0	0	115,782	0	0	5,972	271,060
Zachary Rovinsky, CFO (3)	12/31/2025	105,769	0	0	16,000	0	0	2,000	123,769
Reginald Averilla, CFO	12/31/2024	195,000	19,500	0	19,438	0	0	7,800	241,738
Daniel Donadille,CEO of Bioprocessing Operations (4)	12/31/2025	168,000	0	0	40,000	0	0	0	208,000
Daniel Donadille,CEO of Bioprocessing Operations	12/31/2024	168,000	0	0	0	0	0	0	168,000

 __________________

(1)

The amount of Option Awards for represents the value for stock options granted utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations.

(2)

The amount of Option Awards for represents the value for stock options granted utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations.

(3)

The amount of Option Awards for represents the value for stock options granted utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations.

(4)

The amount of Option Awards for represents the value for stock options granted utilizing the Black-Scholes-Merton options pricing model disregarding estimates of forfeitures related to service-based vesting considerations.

(5)	The amounts represent the Company’s matching contribution under the Company’s 401(k).

Employment Agreements

Helena Santos

The Company has an employment agreement with Helena Santos, its President and CEO, which expires on June 30, 2026. The agreement provided for an annual base salary of $200,000 for the year ended June 30, 2026, with subsequent annual increases of 3% or the applicable annual percentage increase in the U.S. Consumer Price Index (“CPI”), whichever is higher, plus a discretionary bonus. A $50,000 cash bonus was awarded to Ms. Santos during the year ended December 31, 2025 and none in 2024. The agreement contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for “cause” or the President terminates the employment for “good reason”, the President will have the right to receive a lump sum payment equal to three times the average of their total annual compensation paid for the last five years preceding such termination. The employment agreement also contains a termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination.

John A. Moore

The Company has an employment agreement with its chairman of the board through June 30, 2026. The agreement provides for an annual base salary of $165,000 for the year ended June 30, 2026, with subsequent annual increases of 3% plus discretionary bonuses. A bonus of $50,000 was awarded to Mr. Moore during the calendar year ended December 31, 2025 and none in 2024.  The employment agreement contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the employee resigns for “good reason”(as such term is defined in the agreement) , the Company shall pay severance payments equal to six months’ salary. The Company will continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment.

Daniel Donadille

The Company has an employment agreements with the Chief Executive Officer of Aquila for an indefinite term, which can be terminated by either party upon a twelve- month written notice, in accordance with German law. The agreement provides for an annual base salary of 213,000 euros, which was reduced by 25% starting April 1, 2024 under the Company’s salary reduction program.

OUTSTANDING EQUITY (OPTIONS) AWARDS For the Year Ended December 31, 2025

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Helena Santos	191,746	165,718	-	1.00-3.08	07/2027-05/2035
John A. Moore	198,749	160,718	-	1.00-11.30	03/2029-05/2035
Zachary Rovinsky	-	20,000	-	0.80	08/2035
Daniel Donadille	108,108	81,387	-	1.00-2.50	05/2035
Karl Nowosielski	24,056	24,444	-	1.00-2.50	05/2035

DIRECTORS’ COMPENSATION For the Year Ended December 31, 2025

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)
Michael Blechman (1)	12,000	0	9,750	0	0		21,750
Christopher Cox (2)	6,000	0	9,750	0	0		15,750
John Nicols (3)	12,000	0	9,750	0	0	96,000	117,750
Jurgen Schumacher (4)	0	0	6,500	0	0		6,500

(1)	On July 1, 2025, 15,000 stock options were granted to Mr. Blechman. Stock option expense was determined utilizing the Black-Scholes-Merton option pricing model.

(2)	On July 1, 2025, 15,000 stock options were granted to Mr. Cox. Stock option expense was determined utilizing the Black-Scholes-Merton option pricing model.

(3)

On July 1, 2025, 15,000 stock options were granted to Mr. Nicols. Stock option expense was determined utilizing the Black-Scholes-Merton option pricing model. Please refer to Item 13 below for discussion of “All Other Compensation” amounts.

(4)	On July 1, 2025, 10,000 stock options were granted to Dr. Schumacher. Stock option expense was determined utilizing the Black-Scholes-Merton option pricing model.

The Company paid each Director who is not an employee of the Company or a subsidiary a meeting fee of $3,000 for each meeting attended. In addition, the Company reimburses each Director for out-of-pocket expenses incurred in connection with attendance at board meetings, if any

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

The following table sets forth, as of December 31, 2025, the number of shares of Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of outstanding shares of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted. Except as indicated in the table, the address for each of the following is c/o Scientific Industries, Inc., 80 Orville Drive, Bohemia, New York 11716.

As of December 31, 2025, there were 11,928,599 shares of Company Common Stock outstanding.

Name	Amount and Nature of Beneficial Ownership		% of Class
Bleichroeder LP	2,715,026	(1)	20.58%
Laurence W. Lytton	1,226,086	(2)	9.99%
Brian Pessin	2,004,700	(3)	16.12%
North Run Capital, LP	1,231,000	(4)	9.99%
Veradace Capital Management LLC	1,453,717	(5)	11.63%
Roy T. Eddleman, Trustee, Roy T. Eddleman Trust UAD 8-7-2000	1,443,414	(6)	11.89%
Thomas A. Satterfield	1,136,955	(7)	9.18%
Lyon Polk	944,000	(8)	7.61%
Christopher Cox	650,454	(9)	5.30%
John A. Moore	656,871	(10)	5.23%
Helena R. Santos	383,388	(11)	3.12%
Jurgen Schumacher	207,264	(12)	1.72%
Daniel Donadille	194,465	(13)	1.60%
John Nicols	135,778	(14)	1.13%
Karl D. Nowosielski	64,498	(15)	*
Robert P. Nichols	69,268	(16)	*
Michael Blechman	72,186	(17)	*
Zachary Rovinsky	20,000	(18)	*
All directors and executive officers as a group (10 persons)	2,454,172	(19)	18.02

____________________

(1)	Includes 1,261,675 shares issuable upon exercise of warrants
(2)	Includes 344,700 shares issuable upon exercise of warrants
(3)	Includes 509,568 shares issuable upon exercise of warrants
(4)	Includes 396,000 shares issuable upon exercise of warrants
(5)	Based upon form Schedule 13D filed with SEC on December 29, 2023, includes 565,789 shares issuable upon exercise of warrants
(6)	Based upon form Schedule 13D filed with SEC on February 15, 2023, includes 210,526 shares issuable upon exercise of warrants
(7)	Includes 461,984 shares issuable upon exercise of warrants
(8)	Includes 472,000 shares issuable upon exercise of options and/or warrants
(9)	Includes 349,209 shares issuable upon exercise of options and/or warrants
(10)	Includes 416,690 shares issuable upon exercise of options and/or warrants
(11)	Includes 359,443 shares issuable upon exercise of options and/or warrants
(12)	Includes 114,502 shares issuable upon exercise of options and/or warrants
(13)	Includes 189,002 shares issuable upon exercise of options and/or warrants
(14)	Includes 90,778 shares issuable upon exercise of options and/or warrants
(15)	Includes 50,605 shares issuable upon exercise of options and/or warrants
(16)	Includes 47,579 shares issuable upon exercise of options and/or warrants
(17)	Includes 52,186 shares issuable upon exercise of options and/or warrants
(18)	Represents 20,000 shares issuable upon exercise of options
(19)	Includes 1,689,994 shares issuable upon exercise of options and/or warrants

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to Company options, warrants and rights as of December 31, 2025

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	2,246,144	$5.06	53,151
Equity Compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,246,144	$5.06	53.151

Item 13—Certain Relationships and Related Party Transactions, and Director Independence

Mr. John Nicols, a Director since March 2024, provides consulting services to the Company’s Bioprocessing System segment pursuant to consulting agreement which was entered in September 2023 and renews each year automatically unless terminated by either party with 30 days notice. The agreement provided that the consultant be paid a monthly retainer fee of $8,000. For the years ended December 31, 2025 and 2024, the Company paid annual fees of $96,000 under the consulting agreement.

Item 14—Principal Accountant Fees and Services

Introductory Statement

Our Current Report on Form 8-K relating to our change in certifying accountant as filed with the United States Securities and Exchange Commission on January 26, 2026 is incorporated by reference herein.

Fees

The Company has engaged Carr, Riggs & Ingram, LLC (“CRI”) as its registered public accounting firm, which acquired effective as of January 1, 2026, certain assets related to the capital markets practice of Berkowitz Pollack Brant Advisors + CPAs, LLP (“BPB”).  On January 14, 2026, the Audit Committee of the Company’s Board of Directors simultaneously dismissed BPB as the Company’s independent registered public accounting firm and approved the appointment of CRI as the Company’s independent registered public accounting firm.

The fees incurred for the services of BPB related to the quarterly reviews during the year ended December 31, 2025 amounted to $41,600 plus $5,200 related to a Form 8-K/A. The fees for the services of CRI are expected to be approximately $150,000 to $175,000 related to the December 31, 2025 year end audit.

Prior to the engagement of BPB and subsequently CRI, Forvis Mazars, LLP served as the Company’s independent registered public accounting firm from January 1, 2025 through August 22, 2025. Prior to that, the Company engaged Mazars USA, which was acquired by Forvis Mazars, LLP. The fees for the services of Forvis Mazars related to quarterly reviews during the year ended December 31, 2025 reviews were approximately $73,500, plus $19,950 related to registration statements and other services. The Company incurred fees for the services of Forvis Mazars, LLP and Mazars USA of $274,000 for the year ended December 31, 2024.

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

4	Instruments defining the rights of security holders:

4(a)	2002 Stock Option Plan (filed as Exhibit 99-1 to the Company’s Current Report on Form 8-K filed on November 25, 2002 and incorporated by reference thereto).

4(b)	2012 Stock Option Plan (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 23, 2012 and incorporated by reference thereto).

4(c)	Amendment to the Company’s 2012 Stock Option Plan (Filed as Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated by reference thereto).

4(d)	Form of Warrant issued by the Company to Investors (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020, and incorporated by reference thereto).

4(e)	Amendment No. 2 to Scientific Industries, Inc. 2012 Stock Option Plan (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2021 and incorporated by reference thereto).

4(f)	2022 Equity Incentive Plan to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated by reference thereto).

4(g)	Form of Warrant issued by the Company to Investors (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023, and incorporated by reference thereto).

4(h)	Amendment No.1 to 2022 Equity Incentive Plan filed as Exhibit 4(h) within this Form 10-K.

4(i)	Amendment No. 2 to 2022 Equity Incentive Plan filed as Exhibit 4(i) within this Form 10-K.

4(j)	Form of Warrant issued by the Company to Investors (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference thereto).

10	Material Contracts:

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

10(w)-1

Commercial Security Agreement dated July 5, 2016 by and among the Company, and First National Bank of Pennsylvania (filed as Exhibit 10 on Form 10-K on October 10, 2016, and incorporated by reference thereto).

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

10(ll)

Employment Agreement dated June 30, 2023, by and between the Company and Mr. Averilla (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 07, 2023, and incorporated by reference thereto).

10(mm)

Securities Purchase Agreement dated December 13, 2023 between the Company and Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2023, and incorporated by reference thereto).

10(nn)

Asset Purchase Agreement dated as of August 7, 2025 between the Company and Troemner, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025, and incorporated by reference thereto).

10(nn-1)

Manufacturing and Supply Agreement dated as of August 7, 2025 between the Company and Troemner, LLC (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025, and incorporated by reference thereto).

10(nn-2)

Transition Services Agreement dated as of August 11, 2025 between the Company and Troemner, LLC (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2025, and incorporated by reference thereto).

10(pp)

Registration Rights Agreement by and among the Company and the Investors (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference thereto).

10(pp-1)

Securities Purchase Agreement by and among the Company and the investors (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference thereto).

10(pp-2)	Form of Alternate Warrant (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference thereto).

10(pp-3)	Form of Pre-Funded Warrant (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference thereto).

19.1	Policy on Insider Trading (filed as exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025, and incorporated by reference thereto)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

 SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	SCIENTIFIC INDUSTRIES, INC.
(Registrant)

/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

Date: March 31, 2026	SCIENTIFIC INDUSTRIES, INC.
(Registrant)

/s/ Zachary Rovinsky
Zachary Rovinsky Chief Financial Officer, Asst. Treasurer, Asst. Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Helena R. Santos	President, Chief Executive Officer, and Treasurer	March 31, 2026
Zachary Rovinsky	Chief Financial Officer, Asst Treasurer, Asst Secretary	March 31, 2026
John A. Moore	Chairman of the Board	March 31, 2026
Christopher Cox	Director	March 31, 2026
Michael Blechman	Director	March 31, 2026
Jurgen Schumacher	Director	March 31, 2026
John Nicols	Director	March 31, 2026

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Scientific Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Scientific Industries, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments described in Notes 1 and 17 that were applied to restate the 2024 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Carr, Riggs & Ingram L.L.C.

We have served as the Company’s auditor since 2026.

Palm Beach Gardens, Florida

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Scientific Industries, Inc.

Opinion on the Financial Statements

We have audited before the effects of the adjustments to retrospectively apply the effects of discontinued operations discussed in Notes 1 and 17, the accompanying consolidated balance sheet of Scientific Industries, Inc. (the “Company”) as of December 31, 2024 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). (the 2024 financial statements before the effects of the adjustment discussed in Note 17 are not presented herein). In our opinion, the financial statements, before the effects of the adjustment to retrospectively apply the effects of discontinued operations described in Notes 1 and 17, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the effects of discontinued operations described in Notes 1 and 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Carr, Riggs & Ingram, LLC.

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

We served as the Company’s auditor from 2024 to 2025.

/s/ Forvis Mazars, LLP

New York, New York

March 31, 2025

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2025	As of December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$955,000	$587,900
Investment securities	5,705,000	1,985,000
Trade accounts receivable, less allowance for doubtful accounts of $8,300 and $15,600 at December 31, 2025 and 2024, respectively	865,800	581,900
Inventories	1,401,300	2,059,100
Income tax receivable	73,600	73,600
Prepaid expenses and other current assets	1,115,300	324,200
Current assets of discontinued operations	272,900	2,676,000
Total current assets	10,388,900	8,287,700

Property and equipment, net	690,900	796,300
Goodwill	115,300	115,300
Other intangible assets, net	103,500	746,000
Inventories	346,700	509,500
Operating lease right-of-use assets	924,000	947,900
Other assets	38,300	63,100
Other assets of discontinued operations	-	95,000
Total assets	$12,607,600	$11,560,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$449,100	$282,700
Accrued expenses	416,700	629,100
Contract liabilities	99,800	63,500
Lease liabilities, current portion	371,400	307,300
Current liabilities of discontinued operations	12,300	464,400
Total current liabilities	1,349,300	1,747,000

Lease liabilities, less current portion	595,300	694,400
Total liabilities	1,944,600	2,441,400

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000, shares authorized; 11,928,599 and 10,503,599, shares issued and outstanding at December 31, 2025 and 2024	596,400	525,200
Additional paid-in capital	45,039,500	42,637,800
Accumulated comprehensive income (loss)	178,000	(113,100)
Accumulated deficit	(35,150,900)	(33,930,500)

Total shareholders’ equity	10,663,000	9,119,400

Total liabilities and shareholders’ equity	$12,607,600	$11,560,800

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,	Year Ended December 31,
	2025	2024

Revenues	$5,053,800	$4,797,100

Cost of revenues	3,750,700	2,790,500

Gross profit	1,303,100	2,006,600

Operating expenses:
General and administrative	3,268,800	4,119,400
Selling	3,144,900	3,205,700
Research and development	2,487,700	2,897,900
Impairment of intangible assets	291,600	-

Total operating expenses	9,193,000	10,223,000

Loss from operations	(7,889,900)	(8,216,400)

Other income:
Other income, net	710,900	12,400
Gain on disposition of discontinued operations	5,263,400	-
Interest income	139,900	180,400
Total other income, net	6,114,200	192,800

Loss from continuing operations before income tax expense	(1,775,700)	(8,023,600)

Income tax expense, current	(4,600)	-

Total income tax expense	(4,600)	-

Loss from continuing operations	(1,780,300)	(8,023,600)

Discontinued operations:

Income from discontinued operations, net of tax	559,900	1,578,200

Net loss	(1,220,400)	(6,445,400)

Other comprehensive gain (loss):

Foreign currency translation gain (loss)	240,900	(131,700)
Other comprehensive gain (loss)	240,900	(131,700)

Total comprehensive loss	$(979,500)	$(6,577,100)

Basic and Diluted gain (loss) per common share

Continuing operations	$(0.16)	$(0.76)
Discontinued operations	$0.05	$0.15
Consolidated operations	$(0.11)	$(0.61)
Weighted Average Shares Outstanding	11,344,823	10,503,599

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance December 31, 2023	10,145,211	$507,300	$40,844,600	$18,600	$(27,485,100)	$13,885,400

Loss from Continuing Operations	-	-	-	-	(8,023,600)	(8,023,600)

Income from discontinued operations	-	-	-	-	1,578,200	1,578,200

Issuance of Common Stock and Warrants, net of issuance costs (Note 12)	358,388	17,900	204,000	-	-	221,900

Fair value modification of warrants recorded as stock issuance costs	-	-	423,800	-	-	423,800

Foreign currency translation adjustment	-	-	-	(131,700)	-	(131,700)

Stock-based compensation	-	-	1,165,400	-	-	1,165,400

Balance December 31, 2024	10,503,599	$525,200	$42,637,800	$(113,100)	$(33,930,500)	$9,119,400

Loss from Continuing Operations	-	-	-	-	(1,780,300)	(1,780,300)

Income from discontinued operations	-	-	-	-	559,900	559,900

Issuance of Common Stock and Warrants, net of issuance costs (Note 12)	1,425,000	71,200	1,881,000	-	-	1,952,200

Foreign currency translation adjustment	-	-	-	291,100	-	291,100

Stock-based compensation	-	-	520,700	-	-	520,700

Balance December 31, 2025	11,928,599	$596,400	$45,039,500	$178,000	$(35,150,900)	$10,663,000

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,	Year ended December 31,
	2025	2024
Operating activities:
Net loss	$(1,220,400)	$(6,445,400)
Less: Income from discontinued operations, net of tax	559,900	1,578,200
Loss from continuing operations	(1,780,300)	(8,023,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposition of discontinued operations	(5,263,400)	-
Provision for bad debt	7,300	2,000
Provision for inventory reserves	(757,400)	359,800
Depreciation and amortization	610,000	750,700
Impairment of intangible assets	291,600	-
Stock-based compensation	520,700	1,165,400
(Gain) loss on sale of investment securities	(20,100)	6,700
Unrealized holding loss (gain) on investment securities	2,400	(25,900)
Noncash lease expense	257,100	326,600
Changes in operating assets and liabilities:
Trade accounts receivable	(291,200)	578,100
Inventories	(682,100)	2,477,600
Prepaid expense and other current assets	(791,100)	87,500
Income tax receivable	-	87,800
Other assets	24,800	2,600
Accounts payable	166,400	(418,000)
Accrued expenses	(212,400)	(133,300)
Contract liabilities	36,300	40,100
Lease liabilities	(268,200)	(330,200)

Net cash used in operating activities	(8,149,600)	(3,046,100)

Investing activities:
Redemption of investment securities	3,745,700	3,527,500
Purchase of investment securities	(7,465,700)	(562,600)
Proceeds from disposition of discontinued operations	7,614,200	-
Capital expenditures	(63,200)	(98,900)

Net cash provided by investing activities	3,831,000	2,866,000

Financing activities:
Proceeds from issuance of common stock	2,050,000	716,800
Issuance cost of common stock and warrants	(97,800)	(71,100)

Net cash provided by financing activities	1,952,200	645,700

Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	2,694,800	(637,400)

Net change in cash	328,400	(171,800)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	38,700	(36,400)

Cash and cash equivalents, beginning of year	587,900	796,100
Cash from discontinued operations beginning of year	-	-
Less cash from discontinued operations end of year	-	-
Cash and cash equivalents, end of year	$955,000	$587,900

SUPPLEMENTAL DISCLOSURES:
Noncash financing activities:
Record right-of-use assets	$254,600	$-
Record lease liabilities	$254,600	$-

See notes to consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment, weight and measurement, and bioprocessing products. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory and pharmacy equipment. Additionally, the Company has two other locations in Pittsburgh, Pennsylvania and Baesweiller, Germany, where it designs and produces a variety of bioprocessing products, and an administrative facility in Pearl River, New York related to sales and marketing. The products, which are sold to customers worldwide, include pharmacy balances and analytical scales, force gauges, pill counters, bioprocessing sensors and analytical tools.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation and wholly-owned subsidiary, which holds 100% of the outstanding stock of Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation, since its acquisition on April 29, 2021 (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) 205-20, “Presentation of Financial Statements – Discontinued Operations”, the Company has classified the Genie Division of Scientific Industries, Inc. as discontinued operations. The results of discontinued operations are presented separately in the consolidated statements of operations and comprehensive income (loss) for all periods presented, and the assets and liabilities of the Genie Division have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for all periods presented.

Going Concern

Historically at the end of each reporting period, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the Consolidated Financial Statements were issued. The Company has recorded recurring losses from operations and continued cash outflows from operating activities as a result of its strategic focus on the Bioprocessing Systems Operations, which is still in its start-up stage.

Historically the Company has relied on equity financings to support recurring business operations. For the year ended December 31, 2025, in addition to equity financings, the Company generated positive cash flows as a result of the sale of the Genie Product line which occurred in August 2025. The Company has an accumulated deficit of $35,150,900 as of December 31, 2025 and continues to generate negative cash flows from its operations and expects to continue to generate negative cash flows from operations in the foreseeable future; however, the Company expects that with the cash generated from the recent division sale plus other incoming cash related to the various post-sale agreements is sufficient to fund operations of the Company for at least one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2025.

In order to continue as a going concern, the Company will need to decrease expenses or materially increase revenues, and/or secure additional external capital resources. Based on management’s current operating plan, the Company believes its cash on hand, including its investments, are sufficient to fund the Company's operations for a period of at least one year subsequent to the issuance of the accompanying consolidated financial statements; however, there is no assurance that management's current operating plan will be successful.

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

Revenue Recognition

The Company recognizes revenue in accordance with “ASC” Topic 606, “Revenue from Contracts with Customers”. The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, a performance obligation is satisfied.

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the Financial Accounting Standards Board (“FASB”), in applying ASC Topic 606: 1) All revenues are recorded net of returns, allowances, customer discounts, and incentives; 2) Although sales and other taxes are immaterial, the Company accounts for amounts collected from customers for sales and other taxes, if any, net of related amounts remitted to tax authorities; 3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; 4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within selling expenses; 5) the Company is always considered the principal and never an agent, because it has full control and responsibility until title is transferred to the customer and 6) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

The Company’s subscription revenue as further discussed below is recognized ratably over the subscription period, which is 12 months.

Nature of Products and Services

The Company generates revenues from the following sources: (1) Benchtop Laboratory Equipment Operations and (2) Bioprocessing Systems Operations.

Benchtop Laboratory Equipment Operations' revenues are comprised primarily of benchtop weighing and measurement equipment sold to distributors, or to end users primarily via e-commerce. The sales cycle from time of receipt of order to shipment is very, short varying from a day to a few weeks. Customers either pay by credit card (e-commerce sales) or Net 30-60, depending on the customer. Revenue is recognized at the point in time when the item is shipped. Once the item is shipped under the FOB terms specified in the order, which is primarily “FOB Factory”, other than a standard warranty, there are no other obligations to the customer. Warranty usually consists of one year parts and labor and is deemed immaterial.  In addition, the Company recently introduced subscription plans, exclusively to the Benchtop Laboratory Equipment Operations' VIVID ONE/WORKSTATION customers, providing them with access to certain cloud-based information through payment of an annual subscription fee. The Company recognized revenue related to these subscriptions amounting to $115,100 and $67,000 for the years ended December 31, 2025 and 2024, respectively.

Bioprocessing Systems Operations revenues are comprised primarily of bioprocessing products, principally products incorporating smart sensors and state of the art software analytics. Products offered for sale include the Cell Growth Quantifier (“CGQ”) for Biomass monitoring in shake flasks, the Liquid Injection System (“LIS”) for automated feeding in shake flasks, and a line of coaster systems and flow-through cells for pH and DO monitoring. Revenue is recognized at the point in time when the item is shipped.

Segment Reporting

The Company views its operations as two operating segments, that are also the two reporting segments: the manufacture and marketing of benchtop laboratory equipment sold primarily through distributors consisting of balances, scales, moisture analyzers, force gauges, pill counters (“Benchtop Laboratory Equipment Operations”), and the manufacture, design, and marketing of bioprocessing systems and products (“Bioprocessing Systems Operations”).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2025 and 2024, $90,400 and $0, respectively, of cash balances were in excess of the FDIC limit.

Allowance for Credit Losses - Accounts Receivable

The allowance for credit losses required under ASC 326 is a valuation account that is deducted from the accounts receivables’ cost basis on the Company’s consolidated balance sheets. The Company’s accounts receivables are generated from the sales revenue derived from the Company’s Benchtop Laboratory Equipment and Bioprocessing Systems segments. The Company elected to estimate expected losses using an analytical model based on methods that utilize the accounts receivable aging schedule. This analytical model incorporates historical loss activity, geographic location, customer-specific information, collection terms and customer amounts. The Company evaluates the estimated allowance on an aggregate basis as each individual account receivable shares similar risk characteristics.

The allowance for credit losses as of December 31, 2025 and 2024 was $8,300 and $15,600, respectively.

Investment Securities

The Company’s investment securities are classified as mutual funds and recorded at fair value. Changes in fair value of mutual funds are recorded as net unrealized gains or losses in other income (loss), net on the consolidated statement of operations and comprehensive loss.

The Company determines the cost of the investment sold based on an average cost basis at the individual security level and records the interest income and realized gains or losses on the sale of these investments in other income, net on the consolidated statement of operations and comprehensive loss.

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

As of December 31, 2025, the Company had two reporting units, the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations. Goodwill is tested for impairment by reporting unit on an annual basis as of December 31, the last day of its fiscal year, and in the interim if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered in the Company’s goodwill impairment testing include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is first assessed using a qualitative approach. If the qualitative assessment suggests that impairment is more likely than not, a quantitative analysis is performed. The quantitative analysis involves a comparison of the fair value of the reporting unit with its carrying amount. The fair value is determined using the income approach, which utilizes the present value of expected future cash flows for each reporting unit based on estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The assumptions used to estimate future cash flows and the development of forecasts used in the fair value determination were based on assumptions made using the best information available at the time, subject to inherent risk and judgement. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. To the extent additional information arises, market conditions change, or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

During the year ended December 31, 2025, the Company elected to perform the qualitative analysis for the Benchtop Laboratory Equipment Operation reporting unit. This qualitative analysis evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit. In completing these assessments, the Company noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount.

As of December 31, 2025 and 2024 there was no remaining goodwill to the Bioprocessing System Operations reporting unit.

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

Impairment of Long-Lived Assets

The Company follows the provisions of ASC No. 360-10, “Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets (“ASC No. 360-10”). ASC No. 360-10 which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. The Company concluded that as of December 31, 2025, an impairment loss of $291,000 was required against long-lived intangible by the Company's Bioprocessing Systems Operations reporting unit as of December 31, 2025.  There was no impairment recorded by the Company as of December 31, 2024.

Leases

The Company accounts for its leases under ASC 842, “Leases”. The Company determines whether an agreement contains a lease at inception based on the Company’s right to obtain substantially all of the economic benefits from the use of the identified asset and its right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the Right-Of-Use (“ROU”) assets represent the Company’s right to use the underlying assets for the respective lease terms. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The ROU asset is further adjusted to account for previously recorded lease expenses such as deferred rent and other lease liabilities. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate as the discount rate to calculate the present value of future lease payments, which was the interest rate that its bank would charge for a similar loan.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $278,000 and $324,600 for the years ended December 31, 2025 and 2024, respectively.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2025 and 2024, respectively, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company is subject to U.S. federal income tax, as well as various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the fiscal years ended June 30, 2022 and after. The Company is currently open to audit under the statute of limitations by German tax authorities for the years ended December 31, 2020 and thereafter. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings or loss per common share includes the dilutive effect of stock options and warrants, if any. The Company was in a net loss position for the years ended December 31, 2025 and 2024, respectively, therefore the basic loss per share is the same as dilutive loss per share as the inclusion of the weighted-average number of all potential dilutive common shares which consists of stock options and warrants are anti-dilutive.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements not yet adopted

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, “Revenue from Contracts with Customers”. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated.  The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating ASU 2025-05 to determine the impact it may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270)”, which is intended to improve the navigability of the guidance in ASC 270, “Interim Reporting”, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which clarified the effective date of ASU 2024-04. The ASU requires, among other things, more detailed disclosures about types of expenses in commonly presented expense captions such as cost of sales and selling, general and administrative expenses and is intended to improve the disclosures about an entity's expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization. ASU 2024-03 will also require the Company to disclose both the amount and the Company's definition of selling expenses. The guidance, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027, on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.

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

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculated the fair value of its Level 1 and 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. For Level 3 instruments, where observable inputs are not available, the fair value was determined based on the price shares were purchased and redeemed as of December 31, 2025 by the funds. These investments which seek high current income, comprise of private credit funds which deal in first lien senior secured debt and asset based lending in the United States that are issued in private offerings. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximate their fair value due to their short-term maturity and insignificant risk of value changes.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024, respectively, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Mutual funds	$5,198,600	$-	$-	$5,198,600
Private Credit Funds		$-	$506,400	$506,400
Total	$5,198,600	$-	$506,400	$5,705,000

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities – Mutual funds	$1,985,000	$-	$-	$1,985,000
Total	$1,985,000	$-	$-	$1,985,000

Investments in marketable securities by security type as of December 31, 2025 and 2024, respectively, consisted of the following:

As of December 31, 2025:	Cost	Fair Value	Unrealized Holding Gain (Loss)
Mutual funds	$5,198,000	$5,198,600	$(600)
Private Credit Funds	$504,600	$506,400	$(1,800)
Total	$5,702,600	$5,705,000	$(2,400)

As of December 31, 2024:	Cost	Fair Value	Unrealized Holding Gain (Loss)
Mutual funds	$1,729,000	$1,985,000	$256,000
Total	$1,729,000	$1,985,000	$256,000

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024

	Collateralized Debt Obligations
	2025	2024
Balance of recurring Level 3 assets at January 1	$-	$-
Total gains or losses for the period:
Purchases	500,000	-
Sales	-	-
Issuances	-	-
Settlements	6,400	-
Transfers into Level 3		-
Transfers out of Level 3	-	-
Balance of recurring Level 3 assets at December 31	$506,400	$-

4. Inventories

	As of December 31,
	2025	2024
Raw materials	$892,200	$1,200,500

Finished goods	856,100	1,368,100
Total Inventories	$1,748,300	$2,568,600

Inventories - Current Asset	$1,401,500	$2,059,100
Inventories - Noncurrent Asset	346,800	509,500

5. Property and Equipment, Net

	Useful Lives	As of December 31,
	(Years)	2025	2024
Computer equipment	3-5	$459,800	$475,000
Machinery and equipment	3-7	1,167,200	1,084,300
Furniture and fixtures	4-10	44,100	103,700
Leasehold improvements	3-10	287,400	257,400
		1,958,500	1,920,400

Less accumulated depreciation		$1,267,600	$1,124,100

Property and Equipment, Net		$690,900	$796,300

Depreciation expense was $258,500 and $243,000 for the years ended December 31, 2025 and 2024, respectively.

Certain Property and Equipment were sold as part of the sale of the Genie Division and are presented within the Gain on Sale of Discontinue Operations as further discussed in note 17.

During the year ended December 31, 2025, the Company wrote off fully depreciated property and equipment assets for the cost amount of $180,100 and for the accumulated depreciated amount of $180,100.

During the year ended December 31, 2024, the Company wrote off fully depreciated property and equipment assets for the cost amount of $29,600 and for the accumulated depreciated amount of $29,600.

6. Goodwill and Finite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $115,300 as of December 31, 2025 and 2024, respectively, all of which is expected to be deductible for tax purposes.

The components of finite lived intangible assets are as follows:

	Useful Lives	Cost	Accumulated Amortization	Net
As of December 31, 2025
Technology, trademarks	3-10 yrs.	$1,216,800	$1,216,800	$-
Trade names	3-6 yrs.	592,300	592,300	-
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	372,200	-
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	1,060,500	-
Patents	5-7 yrs.	408,800	305,300	103,500
		$4,154,600	$4,051,100	$103,500

	Useful Lives	Cost	Accumulated Amortization	Net
As of December 31, 2024
Technology, trademarks	3-10 yrs.	$1,216,800	$1,020,100	$196,700
Trade names	3-6 yrs.	592,300	417,300	175,000
Websites	3-7 yrs.	210,000	210,000	-
Customer relationships	4-10 yrs.	372,200	221,200	151,000
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4-5 yrs.	1,060,500	993,200	67,300
Patents	5-7 yrs.	408,800	252,800	156,000
		$4,154,600	$3,408,600	$746,000

Total amortization expense was $351,500 and $507,700 for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025 the Company assessed the recoverability of intangible assets, consisting primarily of customer relationships, technologies, software and trademarks, for impairment in accordance with ASC 350-360. It was determined that the future cash flows from these assets are lower than the carrying amount on the consolidated balance sheet. Therefore, an impairment charge of $291,000 was recorded for the SBHI unit intangible assets.

Estimated future amortization expense of intangible assets as of December 31, 2025 is as follows:

As of December 31,
2026	$44,200
2027	43,900
2028	15,400
Total	$103,500

7. Line of Credit

As of December 31, 2025 the Company had terminated its Demand Line of Credit with First National Bank of Pennsylvania which had provided borrowings up to $300,000 for regular working capital needs and bore interest at the U.S. Prime Rate.  The line of credit was secured by a pledge of the Company's assets and as a result of the sale of the Genie® Division of the Benchtop Laboratory Equipment Operations on August 7, 2025, the Company terminated the line of credit.  There were no borrowings outstanding as of December 31, 2025 or 2024.

8. Commitments and Contingencies

Legal Matters

The Company may be named from time to time as a party to claims and litigation arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, “Contingencies”. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of December 31, 2025, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Employment Agreements

The Company has an employment agreement with its Chief Executive Officer/President, which expires on June 30, 2026. The agreement contains a provision that within one year of a change of control, if either the Company terminates the employment for any reason other than for “cause” or the Chief Executive Officer/President terminates the employment for “good reason”, the Chief Executive Officer/President will have the right to receive a lump sum payment equal to three times the average of their total annual compensation paid for the last five years preceding such termination. The employment agreement also contains a termination provision stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination.

The Company has an employment agreement with its Chairman, which expires on June 30, 2026. The employment agreement contains termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the employee resigns for “good reason”(as such term is defined in the agreement) , the Company shall pay severance payments equal to six months’ salary. The Company will continue to pay the regular benefits provided by the Company for the period equal to the length of the severance payments and pay a pro rata portion of any bonus achieved prior to such termination of employment.

The Company has employment agreements with the Chief Executive Officer of Aquila and three managing directors of Aquila for an indefinite term, which can be terminated by either party upon a twelve month written notice for the Chief Executive Officer and a six month written notice for the three managing directors, in accordance with German law.

The Company has an employment agreement with the President of the Torbal® Division of the Benchtop Laboratory Equipment Operations, which expires on December 31, 2028, which may be extended for two additional one-year periods unless and until the Company or the employee provides no less than ninety days’ notice prior to the end of the term. The agreement contains a provision that if the Company terminates the employment for any reason other than for “cause” or the employee terminates the employment for “good reason” as defined in the agreement, the employee will have the right to receive a lump sum payment equal to three times the then current annual compensation preceding such termination, plus any accrued and unused vacation and sick time, and health benefits for twelve months following the termination. The employment agreement also contains a termination provisions stipulating that if the Company terminates the employment other than for death, disability, or cause (as such term is defined therein), or if the relevant employee resigns for “good reason” (as such term is defined therein), the Company shall pay severance payments equal to one year’s salary at the rate of the compensation at the time of termination, and continue to pay the regular benefits provided by the Company for a period of one year from termination.

9. Related Parties

Consulting Agreement

On September 19, 2023, the Company’s Bioprocessing System segment entered into a one year consulting agreement with John Nicols, a Director of the Company, with automatic renewals, unless either party gives a thirty-day notice. The agreement provided that the consultant be paid a monthly retainer fee of $8,000 and issued 35,000 stock options which vested monthly over a one year period, valued at $114,700 on the grant date using the Black-Scholes-Merton option pricing model. For each of the years ended December 31, 2025 and 2024, the Company paid fees under the consulting agreement of $96,000, respectively.

10. Leases

The Company leases certain properties consisting principally of a facility in Bohemia, New York (headquarters) which was amended in September 2021 to increase the space by approximately 25% and extend the lease term through October 2028. The Company leased a 1,200 square foot facility in Orangeburg, New York where it conducted its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, which expired at the end of October 2024 and was not renewed and continued as a monthly lease through the end of December 31, 2024. On January 1, 2025, the Company entered into a lease for a 220 square foot facility in Pearl River, New York where it conducts its sales and marketing functions, primarily for the Torbal® Products Division of the Benchtop Laboratory Equipment operations, expiring in December 2027. The Company’s Bioprocessing Systems operations are conducted in co-sharing office space in Pittsburgh, Pennsylvania, which expired in March 2025 and is currently on a month-to-month basis, and a 5,252 square foot facility in Baesweiller, Germany, the lease which was renewed in December 2025 to extend the lease term to December 31, 2027, comprised of manufacturing, engineering, and administrative space. The Company entered into various lease agreements to lease motor vehicles and other equipment. The contractual period of each vehicle lease is generally 36 months and the leases were determined to qualify for operating lease treatment upon the lease commencement date. There are no renewal options with any of the leases, no residual values or significant restrictions or covenants other than those customary in such arrangements, and no non-cash activities. Any rent escalations incorporated within the Company’s leases are included in the calculation of the future minimum lease payments, as further described below. All of the Company’s leases are deemed operating leases.

	As of December 31, 2025	As of December 31, 2024
Weighted Average Years	2.73	3.57
Weighted Average Discount	5.10%	5.27%

	Year ended December 31, 2025	Year ended December 31, 2024
Total Lease Expense	$257,100	$326,600
Total Cash Payments	$408,400	$381,200

The Company’s approximate future minimum rental payments under all operating leases as of December 31, 2025 are as follows:

For the years ended December 31,	Amount
2026	$418,800
2027	409,200
2028	209,400
Total future minimum payments	$1,037,400
Less: Imputed interest	(60,000)
Total Present Value of Operating Lease Liabilities	$977,400

11. Loss Per Common Share

Basic Earnings Per Share (“EPS”) is computed by dividing net income or loss by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similar to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. The following table sets forth the weighted average number of common shares outstanding for each period presented.

	Year ended December 31,	Year ended December 31,
	2025	2024
Weighted average number of common shares outstanding	11,344,823	10,503,599
Effect of dilutive securities:	-	-
Weighted average number of dilutive common shares outstanding	11,344,823	10,503,599

Basic and diluted loss per common share:
Continuing operations	$(0.16)	$(0.76)
Discontinued operations	$0.05	$0.15
Consolidated operations	$(0.11)	$(0.61)

Approximately 2,246,100 and 8,111,700 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended December 31, 2025.  Approximately 55,000 total options and warrants were excluded from the calculation for Discontinued operations because the effect of such securities is anti-dilutive because they are out of the money.

Approximately 1,835,400 and 8,232,500 shares of the Company's common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the year ended December 31, 2024.  There were no options and warrants excluded from the calculation for Discontinued operations because the effect of such securities is anti-dilutive because they are out of the money.

12. Common Stock and Warrants

Authorized Shares

The Company’s total number of authorized shares of Common Stock are 30,000,000 since  November 29, 2023 as approved by majority shareholders’ consent.

The shareholders of the Company approved the adoption of the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) providing for the issuance of up to 1,750,000 shares of Common Stock plus outstanding options granted under the Company’s 2012 Stock Option Plan that expire or are forfeited. The 2022 Plan provides various stock awards including incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, which can be awarded to employees and directors of the Company and its subsidiaries.  Subsequent to year end at the Annual Meeting of Shareholders on January 22, 2026 the shareholders approved an amendment to the Company’s 2022 Plan to increase the number of shares of Common Stock available for issuance thereunder to 3,750,000.

Issuance and Sale of Common Stock

2023 Securities Purchase Agreement

On December 13, 2023, the Company entered into a Securities Purchase Agreement (“the 2023 Purchase Agreement”) with certain investors (collectively, the “Investors”) pursuant to which the Investors agreed to subscribe and purchase up to 3,500,000 Units at a price per Unit of $2.00, or an aggregate purchase price of $7,000,000 at which included warrants (the “Warrants”) at an exercise price of $2.50 per share. The Warrants were immediately exercisable and expire five years from their date of issuance. If at any time commencing 12 months from the date of the issuance of a Warrant, but before the expiration of the Warrant, the volume weighted average pricing of the Company’s common stock exceeds $5.00 (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like) for each of thirty consecutive trading days, then the Company may, at any time in its sole discretion, call for the exercise of the Warrants, in their entirety.

On January 17, 2024, the Company completed the last closing of its sale of securities pursuant to the 2023 Purchase Agreement discussed above. On this closing, the Company sold an aggregate of 358,388 Units, comprising 358,388 shares of the Company’s common stock and Warrants to purchase 358,388 shares of Common Stock for a total consideration of $716,776. The Company recognized $98,700 of issuance cost, which includes $71,100 attributable to legal and placement agent fees and $27,600 attributable to the fair value of warrants, issued to the placement agent, to purchase up to 17,919 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the Warrants issued to the purchasers of Units.

2025 Securities Purchase Agreement

On April 18, 2025, the Company entered into a Securities Purchase Agreement (the “April 2025 Purchase Agreement”) with certain investors (each an “April Investors”) pursuant to which the Company sold in a private placement, and the April Investors purchased, an aggregate of 1,550,000 units, which comprised of (i) 1,050,000 shares of the Company’s Common Stock, (ii) pre-funded warrants to purchase 500,000 shares of Common Stock, and (iii) warrants to purchase 1,550,000 shares of Common Stock, for a total consideration of $1,550,000. The Company recognized $97,800 of issuance costs, which was attributable to legal and placement agent fees.

Warrants

In connection with a private placement transaction completed on April 18, 2025, the Company issued 1,050,000 of common stock and 500,000 pre-funded warrants to purchase common stock at an exercise price of $1.00 per share. The warrants are immediately exercisable, have no expiration date and are subject to a beneficial ownerhip limitation of 9.99%.  In October 2025, an additional 125,000 prefunded warrants were issued in connection with warrant exercises under the same terms.The warrants are classified in equity pursuant to ASC 480 and ASC 815-40 as they are indexed to the Company’s own stock and require settlement in a fixed number of shares.

As of December 31, 2025, 625,000 pre-funded warrants remain outstanding.  These warrants are included in both basic and diluted EPS as they are exercisable for nominal amount and are considered common stock equivalents

Replacements Warrants

On January 17, 2024, certain investors became entitled to receive Replacement Warrants to replace 333,884 Outstanding Warrants, with each Replacement Warrant having a reduced exercise price of such Outstanding Warrants of $2.50 per share and exercisable until the fifth anniversary of the relevant closing under the 2023 Purchase Agreement. The Company measured and recognized a fair value change of $423,800 related to the modification and issuance of the Replacement Warrants, recorded as equity issuance cost in the consolidated statement of changes in Shareholders’ equity for the year ended December 31, 2024.

Underwriter Warrants

As part of its compensation as placement agent for the 2023 Purchase Agreement described above, the Company issued to the placement agent or its designees warrants to purchase up to 157,081 shares of Common Stock at an exercise price of $2.00 per share on substantially the same terms as the Warrants issued to the Investors . The Warrants were valued on each closing grant date, using the Black-Scholes-Merton option pricing model and the Company recognized $645,100 as equity issuance cost in the statement of changes in Shareholders’ equity for the year ended December 31, 2024.

Warrant Summary

The following table summarizes information about shares issuable under warrants outstanding during the years ended December 31, 2025 and 2024, respectively.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding and exercisable as of December 31, 2023	7,856,203	$3.82	4.32
Issued	710,191	2.49	4.05
Exercised	-	-	-
Expired or cancelled	(333,884)	9.03	1.56
Outstanding and exercisable as of December 31, 2024	8,232,510	$3.5	3.49
Issued	2,050,000	1.00	1.37
Exercised	(375,000)	1.00	-
Expired or cancelled	(1,795,850)	4.32	5.19
Outstanding and exercisable as of December 31, 2025	8,111,660	$3.89	4.88

Terms of the outstanding warrants as of December 31, 2025 are as follow:

Warrant Issue Date	Outstanding Warrants	Exercise Price	Expiration Date
4/30/2021	437,997	$9.50	4/29/2026
6/21/2021	46,313	$9.50	6/18/2026
3/2/2022	23,599	$5.50	3/2/2027
12/13/2023	5,030,407	$2.50	12/13/2028
12/13/2023	131,904	$2.00	12/13/2028
12/19/2023	992,840	$2.50	12/19/2028
12/19/2023	21,647	$2.00	12/19/2028
12/20/2023	88,232	$2.50	12/20/2028
12/20/2023	3,530	$2.00	12/20/2028
1/17/2024	692,272	$2.50	1/17/2029
1/17/2024	17,919	$2.00	1/17/2029
4/17/2025	625,000	$0.0001	Indefinite
	8,111,660

13. Stock Options

The Company’s 2022 Equity Incentive Plan (“2022 Plan”) provides for the issuance of up to 1,750,000 shares of the Company’s Common Stock, par value $0.05 per share, plus outstanding options granted under the Company’s previous 2012 Stock Option Plan that expire or are forfeited. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Nonstatutory stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. Both Incentive and Nonstatutory stock options cliff-vest over five years. As of December 31, 2025, 53,151 combined shares of Common Stock were available for grant of options under the 2022 Plan.

Salary for Equity Incentive Options

On April 1, 2024 and May 17, 2024, as part of the Company’s strategic initiatives to reduce operating costs and conserve cash for operations, the Company offered a voluntary Salary/Compensation Waiver Program pursuant to which each director, officer and employee of the Company and its subsidiaries could elect to waive a portion of his or her salary/compensation for twelve months and receive separately options to purchase shares of the Common Stock of the Company (the “stock options”). Under this program, the Company issued 10-year options to purchase 628,960 shares of Common Stock, each having an exercise price of $2.50 per share, vesting monthly over twelve months, valued at $948,200 on the grant date using the Black-Scholes-Merton option pricing model, recorded as stock-based compensation during the applicable period.

Equity Cancel and Replacement Options

On April 1, 2024, as part of the Company’s strategic initiatives to incentivize current employees, the Company entered into a cancellation and replacement agreement regarding certain out-of-the money outstanding employee stock options (the “replacement stock options”), whereby employees surrendered out-of-the-money outstanding stock options (“cancelled option awards") and the Company granted replacement stock options in the same number, having an exercise price of $2.50 per share, which replacement options vest monthly over three years from their date of issuance. The Company accounted for the issuance of these replacements options as a modification of the terms of the cancelled option awards and in accordance with ASC 718-20-35-2A the Company will recognize $613,400 stock compensation expense over the three-year vesting period, which was determined by the grant-date fair value of the award for which the service is expected to be rendered at the cancellation date, plus incremental costs measured as the excess of the fair value of the replacement options on the grant date using the Black-Scholes-Merton option pricing model over the fair value of the cancelled option award at the cancellation date in accordance with ASC 718-20-35-3.

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

On July 1, 2024, the Company granted and issued stock options to purchase 5,000 shares of the Common Stock to each of Michael Blechman, Christopher Cox, and John Nicols, as part of their annual compensation serving as independent Committee Chairmen of the Company. The stock options have a 10-year life, an exercise price of $1.29, vest 100% one year after the grant date, and valued at $5,200 on the grant date using the Black-Scholes-Merton option pricing model.

On July 1, 2025, the Company granted and issued stock options to purchase 15,000 shares of the Common Stock to each of Michael Blechman, Christopher Cox and John Nicols as well as 10,000 shares to Jurgen Schumacher, as part of their annual compensation serving as independent Board members of the Company. These stock options have a 10-year life, an exercise price of $0.65, vest 100% one year after the grant date, and valued at $9,750 for Blechman, Cox and Nicols and $6,500 for Schumaher on the grant date using the Black-Scholes-Merton option pricing model.

Other Stock Options

On July 21, 2023, the Company’s Bioprocessing System segment entered into a separation agreement with their VP of Sales (“former employee”). In connection with the separation agreement, the Company extended the exercisability of the former employee’s vested stock options up through the expiration date of July, 13, 2030, which the Company recorded an additional $684,900 of noncash stock-based compensation expense related to the modification of the exercisability of the vested stock options.

The following table summarizes the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value of our stock options for the year ended December 31, 2025 and 2024, respectively:

	Year ended December 31,	Year ended December 31,
	2025	2024
Expected term (in years)	10	10
Risk-free interest rate	4.42%	4.29%
Expected volatility	74.67%	70.66%
Dividend rate	0	0

Expected volatility is estimated based on historic volatility of the Company’s common stock. The expected term of the option is estimated based on historic data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option.

Total stock-based compensation costs were $520,700 and $1,165,400 for the year ended December 31, 2025 and 2024, respectively.

Stock-based compensation costs related to nonvested awards expected to be recognized in the future are $464,200 and $757,100 as of December 31, 2025 and 2024, respectively.

The weighted-average period over which the nonvested awards is expected to be recognized are 2.04 years and 1.55 for the year ended December 31, 2025 and 2024, respectively.

The following table summarizes option activity under all plans for the year ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,			Year Ended December 31,
	2025			2024
Shares	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning	1,835,447	$3.58	$-	1,120,097	$8.32	$-
Granted	451,907	0.89	-	1,482,422	2.48	-
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(41,210)	2.64	-	(767,072)	8.31	-
Outstanding, end	2,246,144	$3.07	-	1,835,447	$3.58	-

Options exercisable end of the period	1,449,911	$3.89		943,275	$4.69
Weighted average fair value per share of options granted during the period		$0.95			$2.93

	Year Ended December 31,		Year Ended December 31,
	2025		2024
NonVested Shares:	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning	892,172	$5.13	156,869	$5.60
Granted	435,240	0.60	1,482,422	2.93
Vested	(517,303)	4.14	(631,084)	3.31
Forfeited	(13,333)	4.30	(116,035)	6.28
Outstanding, end	796,776	$3.31	892,172	$5.13

	Year Ended December 31,
	2025
	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term
Vested Shares:	1,449,911	$3.89	7.33

	Year Ended December 31,
	2024
	Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual term
Vested Shares:	943,275	$4.69	7.79

	As of December 31, 2025 Options Outstanding			As of December 31, 2025 Exercisable
	Number	Remaining Contractual Life	Average Exercise	Number	Remaining Contractual Life	Average Exercise
Range Exercise Price	Outstanding	(Years)	Price	Outstanding	(Years)	Price

$5.35 - $ 11.30	264,320	4.52	$9.93	264,320	4.52	$9.93
$2.91 - $ 4.65	84,705	4.12	$3.60	84,705	4.12	$3.60
$0.65-$2.50	1,897,119	8.53	$2.09	1,100,886	8.26	$2.44
	2,246,144			1,449,911

	As of December 31, 2024 Options Outstanding			As of December 31, 2024 Exercisable
	Number	Remaining Contractual Life	Average Exercise	Number	Remaining Contractual Life	Average Exercise
Range Exercise Price	Outstanding	(Years)	Price	Outstanding	(Years)	Price

$5.35 - $ 11.30	264,320	5.52	$9.93	264,320	5.52	$9.93
$2.91 - $ 4.65	88,705	4.9	$3.6	88,705	4.9	$3.60
$1.29-$2.50	1,482,422	9.26	$2.45	590,250	9.25	$2.50
	1,835,447			943,275

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

Segment and geographical information is reported as follows

Year Ended December 31, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
United States revenue	$3,753,800	$424,400	$-	$4,178,200
Foreign revenue	-	875,600	-	875,600
Total Revenue	$3,753,800	$1,300,000	$-	$5,053,800

Segment Significant Expenses:
Cost of revenues	2,677,500	1,073,200		3,750,700
Compensation and other personnel expenses	709,700	3,964,300	388,000	5,062,100
Other expenses	774,100	1,785,800	961,000	3,520,900
Depreciation and Amortization	45,600	564,400	-	610,000
Segment Loss From Operations	$(453,100)	$(6,087,700)	$(1,349,000)	$(7,889,900)

Assets	3,392,000	3,510,600	5,705,000	12,607,600
Long-Lived Asset Expenditures	16,300	46,900	-	63,200

Year Ended December 31, 2024 Adjusted	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
United States revenue	$3,107,300	$563,900	$-	$3,671,200
Foreign revenue	-	1,125,900	-	1,125,900
Total revenue	3,107,300	1,689,800	-	4,797,100

Segment Significant Expenses:
Cost of revenues	2,076,700	713,800	-	2,790,500
Compensation and other personnel expenses	900,100	3,899,000	418,700	5,217,800
Other expenses	916,700	2,219,800	1,118,000	4,254,500
Depreciation and Amortization	85,000	665,700	-	750,700
Segment Loss From Operations	(871,100)	(5,808,500)	(1,536,800)	(8,216,400)

Assets	5,751,500	3,824,300	1,985,000	11,560,800
Long-Lived Asset Expenditures	75,900	23,000	-	98,900

Geographical Information

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
	Revenue (a)	Long-Lived Assets	Revenue (a)	Long-Lived Assets
United States	$4,178,200	$969,400	$3,671,200	$1,157,700
All Other Foreign Countries	621,400	-	563,100	-
Germany	254,200	631,300	562,800	738,300
Total	$5,053,800	$1,600,700	$4,797,100	$1,896,000

(a) Revenues are attributed to countries based on location of customer

For the year ended December 31, 2025, one customer accounted for approximately $1,577,100, revenue from the Benchtop Laboratory Equipment Segment, of which the revenue is 10% or more of the Company’s total revenue.

For the year ended December 31, 2024, one customer accounted for approximately $1,119,000 revenue from the Benchtop Laboratory Equipment Segment, of which the revenue is 10% or more of the Company’s total revenue.

For the year ended December 31, 2025, purchases from one vendor, represented in the aggregate 15.2% and 15.0% of consolidated net purchases for the years ended December 31, 2025 and 2024, respectively

A reconciliation of the Company's consolidated segment loss from operations to consolidated income (loss) from operations before discontinued operations and income taxes for the years ended December 31, 2025 and 2024, respectively, are as follows:

Year ended December 31, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Loss from Operations	$(412,900)	$(6,128,000)	$(1,349,000)	$(7,889,900)
Other income (expense), net	5,263,300	736,600	114,300	6,114,200
Loss from operations before discontinued operations and income taxes	$4,850,400	$(5,391,400)	$(1,234,700)	$(1,775,700)

Year ended December 31, 2024	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate	Consolidated
Loss from Operations	$(871,100)	$(5,808,500)	$(1,536,800)	$(8,216,400)
Other income (expense), net	(3,600)	27,700	168,700	192,800
Loss from operations before discontinued operations and income taxes	$(874,700)	$(5,780,800)	$(1,368,100)	$(8,023,600)

15. Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all its employees, which provides for voluntary employee salary contributions not to exceed the statutory limitations provided by the Internal Revenue Code. The plan provides for Company matching contribution equal to 100% of employee’s deferral up to 3% of pay, plus 50% of employee’s deferral over 3% of pay up to 5%. Total matching contributions amounted to $80,400 and $99,200 for the years ended December 31, 2025 and 2024, respectively.

16. Income Taxes

The domestic and foreign components of income or loss from continuing operations before taxes are:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
U.S. operations	$1,647,100	$(4,390,100)
Non-U.S. operations	(3,422,800)	(3,633,500)
Total loss before taxes	$(1,775,700)	$(8,023,600)

Total provision for income taxes allocated to continuing operations for the year ended December, 31, 2025 and 2024, was $4,600, and $0, respectively.

Total provision for income taxes allocated to discontinued operations for the year ended December, 31, 2025 and 2024, was $0, and $0, respectively.

In accordance with ASC 740, the Company evaluated the deferred tax assets to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard of whether the deferred tax assets will be realized. As of and for the year ended December 31, 2025, the Company maintains a full valuation allowance of $12,928,000 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. As of and for the year ended December 31, 2024, the Company maintained a full valuation allowance of $9,839,400 against the consolidated net deferred tax assets as the Company determined the net deferred tax assets which includes net operating loss carry-forwards and other tax credits, are more likely not to be realized and therefore the Company recorded a full valuation allowance. If in the future the Company changes the determination as to the amount of deferred tax assets that can be realized, the Company will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): “Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025. The effective tax rate for the current year reflects the classification of certain operations as discontinued operations, which were included in continuing operations in the prior year:

	Year Ended December 31, 2025
	Amount	Percent

U.S. federal statutory taxrate	$(372,900)	$21.00%
State income taxes, net of federal income taxeffect	3,600	-0.20%
Foreign tax effects
Germany
Return to provision and other true ups	(2,025,500)	114.07%
Changes in valuation allowance	2,025,475	-114.07%
Changes in valuation allowance	1,167,225	-65.73%
Nontaxable or nondeductible items
Incentive Stock Options	21,600	-1.22
Other	3,700	-0.21
Return to Provision and other true ups
Depreciation	6,800	-0.38%
Amortization	(1,247,200)	70.23%
Net Capitalized R&D Expenses	466,900	-26.29%
Inventory Reserve	(11,300)	0.64%
Net Operating Loss	(36,700)	2.07%
Other	2,900	-0.17%
Effective tax rate	$4,600	-0.26%

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the year ended December 31, 2024 for continuing and discontinued operations:

2024
Amount

Federal tax expense	$(1,353,500)
State tax expense	-
Research and Development Credits	(39,900)
Incentive stock options	38,700
Changes in valuation allowance	537,100
Aquila Biolabs GmbH operating loss	(1,069,900)
Return to provision and other true ups	1,887,500
Provision for income taxes	$-

The Company evaluated the impact of the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, which, among other things, permits the immediate expensing of domestic R&D expenditures and allows for the deduction of previously capitalized, unamortized amounts. Based on this new law, management concluded the Company is eligible to apply these provisions.  ASC 740 requires that the effect of changes in laws be recognized in the period in which the applicable legislation is enacted.  Consequently, the Company evaluated all deferred tax balances under the newly enacted tax law and reflected such effects in its financial statements.

The Company’s expected income tax expense differs from its provision for income tax expense due to the net operating loss, adjustments from the tax return to the provision, and the Company’s assessment to record a full valuation allowance against those net deferred tax assets in applying the more likely than not standard that is required under the applicable guidance under Generally Accepted Accounting Principles in the US.

Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,	As of December 31,
Deferred tax assets:	2025	2024

Amortization of intangible assets, including goodwill	$1,016,800	$-
Research and development credits	445,000	466,300
Goodwill impairment	-	898,800
Net Capitalized R&D	1,373,400	1,509,700
Various accruals	-	134,000
Stock options expense	1,625,200	1,531,900
Net operating loss	7,401,900	5,422,900
Other	1,175,300	21,100
Subtotal	$13,037,600	$9,984,700

Deferred tax liability:
Depreciation	$(109,600)	$(46,800)
Amortization of intangible assets, including goodwill	-	(98,500)
Subtotal	(109,600)	(145,300)

Less valuation allowance	(12,928,000)	(9,839,400)
Net deferred tax assets	$-	$-

The Company has federal net operating loss (“NOL”) carryforwards of $15,026,854 and $15,248,600, as of December 31, 2025 and 2024, respectively, with no expiration date, which are available to reduce future taxable income. The Company has foreign NOL carryforwards of $16,188,634 and $12,757,000, as of December 31, 2025, and 2024, respectively, with no expiration date, which are available to reduce future taxable income. Under the 2017 Tax Cuts and Jobs Act, federal carryforwards may be carried forward indefinitely. Utilization of the Company’s federal NOL carryforwards and certain tax credit carryforwards may be subject to an annual limitation under IRC Section 382 if an ownership change, as defined by the IRC, has occurred or occurs in the future. There have been no ownership changes as of December 31, 2025 that would cause a Section 382 limitation. If an ownership change has occurred or were to occur, the Company’s ability to utilize its pre-change tax attributes could be limited.

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. The company made no state or foreign tax payments for the year ended December 31, 2025; therefore, no table is needed as a result of the adoption.

17. Discontinued Operations

On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold substantially all of the assets of the Genie Division of the Company’s Benchtop Laboratory Equipment Operations located in Bohemia, New York to Troemner, LLC (the “Buyer”). Such assets consisted primarily of fixed assets, inventory, and intangible assets, of which the Company has no remaining assets or liabilities as of December 31, 2025. The purchase price consisted of $9,600,000 less certain working capital adjustments plus an earn-out up to an aggregate of $1,500,000, of which $1,140,000 is guaranteed if the Seller performs certain obligations under a separate Manufacturing and Supply Agreement (“MSA”) and a separate Transition services agreements (“TSA”), under which the Company will supply products currently produced by the Division to the Buyer for a period of up to twelve months, plus transition services which include training and transfer of knowhow by the Company to the Buyer. The amounts earned by the Company under the earn-out provision of the MSA and TSA are recorded as earned based on the contractual services performed and are recorded as a reduction of its operating expenses which amounted to $300,000 during the year ended December 31, 2025.

At December 31, 2025, the Current Assets for Discontinued Operations of $272,900 reflect a receivable from the Buyer while the Current Liabilities for Discontinued Operations of $12,300 reflect a payable to the buyer. As of December 31, 2024, historical assets and liabilities were reclassified to derecognize those assets and liabilities related to the Genie product line.

The gain on disposal was calculated as follows:

Carrying value of net assets of the Genie Division
Inventory	$2,259,800
Fixed Assets	88,700
Intangible Assets (Patents)	5,300
2,353,800

Total consideration received, net of transaction costs
Cash	9,600,000
Less: transaction costs and closing adjustments	(1,025,800)
Less: Escrow balance to be recognized upon successful transition	(960,000)
7,614,200

Gain on disposition	$5,263,400

The following is the breakdown of the income generated from discontinued operations.

	For the years ended
	December 31,
	2025	2024

Net Revenue	$3,139,900	$5,915,500
Cost of Goods Sold	1,564,500	3,188,500
Gross Profit	1,575,400	2,727,000
Operating Expenses:
General and Administrative	652,100	703,300
Selling	259,300	437,300
Research and Development	104,100	8,200
Total Expenses	$1,015,500	$1,148,800
Income from Discontinued Operations	$559,900	$1,578,200

