Form 10-Q
period 2026-03-31
SCIENTIFIC INDUSTRIES INC
filed 2026-05-15
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of May 13, 2026 is 11,928,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$797,800	$955,000
Investment securities	4,853,000	5,705,000
Trade accounts receivable, less allowance for doubtful accounts of $8,300 at March 31, 2026 and December 31, 2025	535,300	865,800
Inventories	1,567,200	1,401,300
Income tax receivable	73,600	73,600
Prepaid expenses and other current assets	880,700	1,115,300
Current assets of discontinued operations	280,500	272,900
Total current assets	8,988,100	10,388,900

Property and equipment, net	637,600	690,900
Goodwill	115,300	115,300
Other intangible assets, net	92,000	103,500
Inventories	387,800	346,700
Operating lease right-of-use assets	844,300	924,000
Other assets	38,400	38,300
Total assets	$11,103,500	$12,607,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405,500	$449,100
Accrued expenses	509,500	416,700
Contract liabilities	100,600	99,800
Lease liabilities, current portion	340,300	371,400
Current liabilities of discontinued operations	89,100	12,300
Total current liabilities	1,445,000	1,349,300

Lease liabilities, less current portion	543,000	595,300
Total liabilities	1,988,000	1,944,600

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized; 11,928,599 shares issued and outstanding at March 31, 2026 and December 31, 2025	596,400	596,400
Additional paid-in capital	45,155,800	45,039,500
Accumulated other comprehensive income (loss)	103,500	178,000
Accumulated deficit	(36,740,200)	(35,150,900)

Total shareholders’ equity	9,115,500	10,663,000

Total liabilities and shareholders’ equity	$11,103,500	$12,607,600

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Revenues	$1,227,100	$942,300

Cost of revenues	757,200	598,000

Gross profit	469,900	344,300

Operating expenses:
General and administrative	746,900	1,028,100
Selling	687,000	753,700
Research and development	703,700	652,000

Total operating expenses	2,137,600	2,433,800

Loss from operations	(1,667,700)	(2,089,500)

Other income:
Other income (expense), net	27,000	12,200
Interest income	51,400	20,200
Total other income, net	78,400	32,400

Loss from continuing operations before income tax expense	(1,589,300)	(2,057,100)

Income tax expense	-	-
Total income tax expense	-	-

Loss from continuing operations	(1,589,300)	(2,057,100)

Discontinued Operations:

Income from discontinued operations, net of tax	-	278,600

Net loss	$(1,589,300)	$(1,778,500)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(74,500)	124,400
Other comprehensive gain (loss)	(74,500)	124,400

Total comprehensive loss	$(1,663,800)	$(1,654,100)

Basic and Diluted income (loss) per common share:
Continuing operations	$(0.13)	$(0.19)
Discontinued operations	-	0.03
Consolidated operations	$(0.13)	$(0.16)
Weighted Average Shares Outstanding	11,928,599	10,503,599

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2025	11,928,599	$596,400	$45,039,500	$178,000	$(35,150,900)	$10,663,000

Net loss	-	-	-	-	(1,589,300)	(1,589,300)

Foreign currency translation adjustment	-	-	-	(74,500)	-	(74,500)

Stock-based compensation	-	-	116,300	-	-	116,300

Balance March 31, 2026	11,928,599	$596,400	$45,155,800	$103,500	$(36,740,200)	$9,115,500

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2024	10,503,599	$525,200	$42,637,800	$(113,100)	$(33,930,500)	$9,119,400

Loss from continuing operations	-	-	-	-	(2,057,100)	(2,057,100)

Income from discontinued operations	-	-	-	-	278,600	278,600

Foreign currency translation adjustment	-	-	-	124,400	-	124,400

Stock-based compensation	-	-	302,600	-	-	302,600

Balance March 31, 2025	10,503,599	$525,200	$42,940,400	$11,300	$(35,709,000)	$7,767,900

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026		2025
Operating activities:
Net loss		$(1,589,300)		$(1,778,500)
Less: Income from discontinued operations, net of tax		-		278,600
Loss from continuing operations		$(1,589,300)		$(2,057,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		55,300		166,700
Stock-based compensation		116,300		302,600
Gain on sale of investment securities		-		(19,100)
Unrealized holding loss (gain) on investment securities		19,900		(11,300)
Noncash lease expense		79,700		16,000
Changes in operating assets and liabilities:
Trade accounts receivable		330,500		66,700
Inventories		(207,000)		(83,500)
Prepaid and other current assets		234,600		(178,100)
Other assets		(100)		4,300
Accounts payable		(43,600)		227,100
Accrued expenses		93,600		62,000
Lease liabilities		(83,400)		(18,500)

Net cash used in operating activities		(993,500)		(1,522,200)

Investing activities:
Purchases of investment securities		(75,900)		-
Redemption of investment securities		896,000		1,230,300
Capital expenditures		(6,200)		(26,300)

Net cash provided by investing activities		813,900		1,204,000

Net Cash provided by financing activities	$		$

Discontinued Operations:
Net cash provided by discontinued operations		69,200		191,100

Net change in cash and cash equivalents		(110,400)		(127,100)

Effect of changes in foreign currency exchange rates on cash and cash equivalents		(46,800)		9,300

Net decrease in cash and cash equivalents		(157,200)		(117,800)
Cash and cash equivalents, beginning of period		955,000		587,900
Cash and cash equivalents, end of period		$797,800		$470,100

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment, weight and measurement and bioprocessing systems and products. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory and pharmacy equipment. Additionally, the Company has a location in Baesweiller, Germany, where it designs and produces a variety of bioprocessing products, and administrative facilities in Pearl River, New York and Pittsburgh, Pennsylvania related to sales and marketing. The products, which are sold to customers worldwide, include laboratory and pharmacy balances and scales, force gauges, bioprocessing sensors and analytical tools.

The accompanying (a) unaudited condensed balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results for the three months ended March 31, 2026, are not necessarily an indication of the results for the full fiscal year ending December 31, 2026.

2. Significant Accounting Policies

Principles of Consolidation

In the opinion of our management, the unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the audited Consolidated Financial Statements and include all adjustments necessary for the fair presentation of the Company’s financial condition, results of operations and cash flows for the interim periods presented. Such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. Reference should be made to the Consolidated Financial Statements contained in our 2025 Form 10-K.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Scientific Industries, Inc., Scientific Bioprocessing Holdings, Inc. (“SBHI”), a Delaware corporation and wholly-owned subsidiary, which holds 100% of the outstanding stock of Scientific Bioprocessing, Inc. (“SBI”), a Delaware corporation, and aquila biolabs GmbH (“Aquila”), a German corporation (all collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern Considerations

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the Unaudited Condensed Consolidated Financial Statements are issued.  The Company has recorded recurring losses from operations and continued cash outflow from operating activities as a result of its strategic focus on the Bioprocessing Systems Operations, which is still in its start-up stage.

Historically the Company has relied on equity financings to support its business operations. For the three months ended March 31, 2026, the Company generated negative cash flows from operations of $993,500. The Company has an accumulated deficit of $36,740,200 as of March 31, 2026, and expects to continue to generate negative cash flows from operations in the foreseeable future. However, based on management’s current operating plan, the Company expects that the cash generated from the Laboratory Equipment Operations’ Genie Division sale during fiscal 2025 (refer to Note 10), plus other incoming cash related to the various post Genie Division-sale agreements and escrow account, is sufficient to support business operations for at least one year from the date of issuance of the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2026. However, there is no assurance that management’s current operating plan will be successful.

New Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC 606”), “Revenue from Contracts with Customers”. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 became effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company implemented this pronouncement beginning January 1, 2026, which had no material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270)”, which is intended to improve the navigability of the guidance in ASC 270, “Interim Reporting”, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP so that internal financials are not misleading. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on its consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. The updated standard is effective for our annual periods beginning in fiscal year 2026 and interim periods beginning in the first quarter of fiscal year 2027. The Company is currently evaluating the impact of this guidance but does not anticipate a material impact on its condensed consolidated financial statements or related disclosures.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our condensed consolidated financial statements.

Use of Estimates

The prepared of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.

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

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculated the fair value of its Level 1 and 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. For Level 3 investments, where observable inputs are not available, the fair value was determined based on the price at which shares were purchased and redeemed as of March 31, 2026, by the funds. The investments which seek high current income, comprising of private credit funds which deal in first lien senior secured debt and asset-based lending in the United States that are issued in private offerings. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the three month period ended March 31, 2026.

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximate their fair value due to their short-term maturity and insignificant risk of value changes.

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2026, and December 31, 2025, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
Mutual Funds	$4,342,100	$-	$-	$4,342,100
Private Credit Funds		$-	$510,900	$510,900
Total	$4,342,100	$-	$510,900	$4,853,000

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Mutual Funds	$5,198,600	$-	$-	$5,198,600
Private Credit Funds		$-	$506,400	$506,400
Total	$5,198,600	$-	$506,400	$5,705,000

Investments in marketable securities by security type as of March 31, 2026, and December 31, 2025, consisted of the following:

As of March 31, 2026:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$4,331,500	$4,342,100	$(10,600)
Private Credit Funds	$501,600	$510,900	$(9,300)
Total	$4,833,100	$4,853,000	$(19,900)

As of December 31, 2025:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$5,198,000	$5,198,600	$(600)
Private Credit Funds	$504,600	$506,400	$(1,800)
Total	$5,702,600	$5,705,000	$(2,400)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2026 and December 31, 2025.

	2026	2025
Balance of recurring Level 3 assets at beginning of period	$506,400	$0
Total gains or losses for the period:
Purchases	-	500,000
Sales	-	-
Issuances	-	-
Settlements	4,500	6,400
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Balance of recurring Level 3 assets at end of period	$510,900	$506,400

4. Inventories

Inventories of the Company are as follows:

	As of March 31, 2026	As of December 31, 2025
Raw materials	$998,900	$892,200
Work-in-process	17,200	-
Finished goods	938,900	856,100
Total Inventories	$1,955,000	$1,748,300

Inventories - Current Asset	$1,567,200	$1,401,300
Inventories - Noncurrent Asset	$387,800	$346,700

5. Goodwill and Finite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions.  Goodwill amounted to $115,300 as of March 31, 2026, and December 31, 2025, all of which is expected to be deductible for tax purposes.

Finite lived intangible assets are as follows:

As of March 31, 2026	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,216,800	$-
Trade names	3--6 yrs.	592,300	592,300	-
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	372,200	-
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	1,060,500	-
Patents	5--7 yrs.	408,800	316,800	92,000
		$4,154,600	$4,062,600	$92,000

As of December 31, 2025	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,216,800	$-
Trade names	3--6 yrs.	592,300	592,300	-
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	372,200	-
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	1,060,500	-
Patents	5--7 yrs.	408,800	305,300	103,500
		$4,154,600	$4,051,100	$103,500

Total amortization expense was $11,500 and $126,000 for the three months ended March 31, 2026, and March 31, 2025, respectively.

Estimated future fiscal year amortization expense of intangible assets as of March 31, 2026, is as follows:

As of March 31, 2026	Amount
Remainder of year ending 2026	$33,100
2027	43,900
2028	15,000
Total	$92,000

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, "Contingencies". Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of March 31, 2026 and December 31, 2025, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Leases

The Company’s approximate future minimum rental payments under all operating leases as of March 31, 2026, were as follows:

As of March 31, 2026:	Amount
Remainder of fiscal year ending 2026	$315,800
2027	406,600
2028	209,400
2029	1,100
Total future minimum payments	$932,900
Less: Imputed interest	(49,600)
Total Present Value of Operating Lease Liabilities	$883,300

7. Shareholders’ Equity

Issuance of Common Stock and Warrants

The Company’s 2022 Equity Incentive Plan (“2022 Plan”) provides for the issuance of up to 3,750,000 shares of the Company’s Common Stock, par value $0.05 per share, plus outstanding options granted under the 2022 Plan that expire or are forfeited. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Nonstatutory stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. As of March 31, 2026, 2,643,000 shares of Common Stock were available for grant of options under the 2022 Plan

Grants of Incentive and Nonstatutory Stock Options

On February 17, 2026, as part of the Company’s strategic initiatives to reduce operating costs and conserve cash for operations and annual management and Board compensation reviews, the Company granted an aggregate of 1,112,000 ten-year options at an exercise price of $0.60 of which 535,000 vest over a four year cliff schedule and 577,000, the majority of which were granted in lieu of cash salary and fees foregone by executives and the Board of Directors, vest  monthly over twelve months.  The options were  valued at $556,000 on the grant date using the Black-Scholes-Merton option pricing model, recorded as stock-based compensation during the applicable period.

On July 1, 2025, the Company granted and issued stock options to purchase 15,000 shares of the Common Stock to each of Michael Blechman, Christopher Cox and John Nicols as well as 10,000 shares to Jurgen Schumacher, as part of their annual compensation serving as independent Board members of the Company. These stock options have a 10-year life, an exercise price of $0.65, vest 100% one year after the grant date, and valued at $9,750 for Blechman, Cox and Nicols and $6,500 for Schumacher on the grant date using the Black-Scholes-Merton option pricing model.

On May 13, 2025, in connection with the Company’s annual compensation reviews for its management and key employees, the Company granted an aggregate of 376,907 ten-year options at an exercise price of $1.00 of which vesting over a four year cliff schedule, valued at $237,500 on the grant date using the Black-Scholes-Merton option pricing model, recorded as stock-based compensation during the applicable period.

The following table summarizes the Company’s stock options activity after March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding at December 31, 2025	2,246,144	$3.07	7.33
Granted	1,112,000	$0.60
Exercised
Expired	5,000	$3.05
Outstanding at March 31, 2026	3,353,144	$2.25	7.24

Stock compensation expense related to stock options of $116,300 and $302,600 was incurred for the three ended March 31, 2026 and 2025, respectively.

8. Loss Per Common Share

Basic Earnings Per Share (“EPS”) is computed by dividing net income or loss by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. In periods for which the Company reports a net loss, the Common Stock equivalents are not included, as they would be anti-dilutive. The following table sets forth the weighted average number of common shares outstanding for each period presented.

	For the three months ended March 31,
	2026	2025
Weighted average number of common shares outstanding	11,928,599	10,503,599
Effect of dilutive securities:	-	-
Weighted average number of common shares outstanding	11,928,599	10,503,599

Basic and Diluted loss per common share:
Continuing operations	$(0.13)	$(0.19)
Discontinued operations	-	$0.03
Consolidated operations	$(0.13)	$(0.16)

Approximately 3,353,144 and 8,111,660 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended March 31, 2026.

Approximately 1,831,447 and 8,232,510 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the three months ended March 31, 2025.  No options and warrants were excluded from the calculation for Discontinued operations because the effect of such securities is anti-dilutive because they are out of the money.

9. Related Parties

Consulting Agreements

The Company has consulting agreement with John Nicols, a Director of the Company since September 2023 for services provided to the Bioprocessing Systems segment. Effective February 1, 2026 Mr. Nicols agreed to reduce his monthly consulting fee by 50% to $4,000 per month for a twelve month period beginning February 1, 2026.

During the three months ended March 31, 2026, and March 31, 2025, the Company paid $16,000, of which $12,000 was fully paid and $4,000 resided in Accounts Payable, and $24,000, respectively, to Mr. Nicols.

10. Segment Information and Concentration

The Company views its operations as two operating segments: the manufacture and marketing of benchtop laboratory equipment including analytical and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”), and the manufacture, design, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). The Company also has included a non-operating Corporate segment for expenses directly related to Corporate operations. All inter-segment revenues are eliminated.

Segment information is reported as follows:

Three Months Ended March 31, 2026	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$865,900	$361,200	$-	$1,227,100
Foreign Sales	-	270,300	-	270,300
Loss From Operations	(197,500)	(1,112,900)	(357,300)	(1,667,700)
Assets	3,016,000	3,234,500	4,853,000	11,103,500
Long-Lived Asset Expenditures	-	6,200	-	6,200
Depreciation and Amortization	6,200	49,100	-	55,300

Three Months Ended March 31, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$808,800	$133,500	$-	$942,300
Foreign Sales	-	80,900	-	80,900
Loss From Operations	(84,500)	(1,492,500)	512,500)	(2,089,500)
Assets	3,390,100	3,692,400	3,487,600	10,570,100
Long-Lived Asset Expenditures	26,300	-	-	26,300
Depreciation and Amortization	19,300	147,400	-	166,700

For the three months ending March 31, 2026, one customer accounted for approximately 12% of the Company’s total revenue.  For the three months ending March 31, 2025, two customers accounted for approximately 10% of the Company’s total revenue.

For the three months ending March 31, 2026, one vendor accounted for approximately 19% of the Company’s total purchases.  For the three months ending March 31, 2025, one vendor accounted for approximately 15% of the Company’s total purchases.

A reconciliation of the Company’s consolidated segment loss from operations to consolidated loss from operations before discontinued operations and income taxes for the three months ended March 31, 2026 and 2025, respectively are as follows:

Three Months Ended March 31, 2026	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Loss from Operations	$(204,000)	$(1,112,900)	$(350,800)	$(1,667,700)

Other (expense) income, net	-	24,600	2,400	27,000
Interest income	-	-	51,400	51,400
Total other income, net	-	24,600	53,800	78,400

Loss from operations before discontinued operations and income taxes	$(204,000)	$(1,088,300)	$(297,000)	$(1,589,300)

Three Months Ended March 31, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Loss from Operations	$(84,500)	$(1,492,500)	$(512,500)	$(2,089,500)

Other income (expense), net	(2,700)	14,900	-	12,200
Interest income	20,200	-	-	20,200
Total other income, net	17,500	14,900	-	32,400

Loss from operations before discontinued operations and income taxes	$(67,000)	$(1,477,600)	$(512,500)	$(2,057,100)

10. Discontinued Operations

On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold substantially all of the assets of the Genie Division of the Company’s Benchtop Laboratory Equipment Operations located in Bohemia, New York to Troemner, LLC (the “Buyer”). The purchase price consisted of $9,600,000 less certain working capital adjustments plus an earn-out up to an aggregate of $1,500,000, of which $1,140,000 is guaranteed if the Seller performs certain obligations under a separate Manufacturing and Supply Agreement (“MSA”) and a separate Transition Services Agreements (“TSA”), under which the Company will supply products previously produced by the Genie Division to the Buyer for a period of up to twelve months, plus transition services which include training and transfer of knowhow by the Company to the Buyer. The amounts earned by the Company under MSA and TSA are recorded as earned based on the contractual services performed and are recorded as a reduction of its operating expenses which amounted to $180,000 during the three month period ended March 31, 2026.

As of March 31, 2026, the Current Assets for Discontinued Operations of $280,500 reflect a receivable from the Buyer while the Current Liabilities for Discontinued Operations of $89,100 reflect a payable to the Buyer.

The following is the breakdown of the income generated from discontinued operations.

	For the three months ended
	March 31,
	2026	2025

Net Revenue	$-	$1,464,200
Cost of Goods Sold	-	791,900
Gross Profit	-	672,300
Operating Expenses:
General and Administrative	-	223,200
Selling	-	170,500
Research and Development	-	-
Total Expenses	$-	$393,700
Income from discontinued operations	$-	$278,600

In our Unaudited Condensed Consolidated Statements of Cash Flows, the cash provided by operating activities from discontinued operations for three months ended March 31, 2026 and 2025 was $69,200 and $191,100, respectively.

11. Subsequent Events

The Company evaluated subsequent events through May 15, 2026 and noted no events requiring disclosure or recognition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking statements. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Throughout this Quarterly Report on Form 10-Q, the terms the “Company,” “Scientific,” “we,” “our” or “us,” refer to Scientific Industries, Inc. and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

Overview;

Scientific Industries, Inc., a Delaware corporation (“SI” and along with its subsidiaries, the “Company”, “we”, “our”), is engaged in the design, manufacture, and marketing a variety of benchtop laboratory equipment, weight and measurement products (“Benchtop Laboratory Equipment”), and through its wholly-owned subsidiary, Scientific Bioprocessing Holdings, Inc., a Delaware corporation (“SBHI”), the design, manufacture, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). SBHI has two wholly-owned subsidiaries – Scientific Bioprocessing, Inc., a Delaware corporation (“SBI”), and aquila biolabs GmbH, a German corporation (“Aquila”). The Company’s products are used primarily for research purposes by universities, pharmaceutical companies, pharmacies, national laboratories, medical device manufacturers, and other industries performing laboratory-scale research. The Company’s results reflect those of the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations and its corporate operation.

Results of Operations.

On August 7, 2025, the Genie Division of the Benchtop Laboratory Equipment Operations became discontinued due to the sale of the GENIE product line to Troemner LLC.  However, the Company continued to produce and market its Torbal and VIVID products within the Benchtop Laboratory Equipment Operations, which operates primarily out of Bohemia, New York .

The Company realized a loss from continuing operations before income tax expense of $1,589,300 for the three months ended March 31, 2026, reflecting a $467,800 decrease in the current period, compared to a $2,057,100 loss from continuing operations before income tax expense for the three months ended March 31, 2025, primarily due to increased revenues across both Benchtop Laboratory Equipment and Bioprocessing Systems segments and cost cutting initiatives in the Bioprocessing Systems Operations and Corporate segments.

Revenue

Net revenues for the three months ended March 31, 2026 increased $284,800 (30.2%) to $1,227,100 from $942,300 for the three months ended March 31, 2025, primarily due to a $227,700 increase in the Bioprocessing Systems Operations revenues as well as an increase of $57,100 in the Benchtop Laboratory Equipment Operations, which, since the August 2025 Genie division sale, is comprised entirely of Torbal and VIVID brand products.

Gross profit

The gross profit percentage for the three months ended March 31, 2026, and 2025, was 38.3% and 36.5%, respectively. The increase is due primarily to a higher gross margin percentage in the Bioprocessing Systems Operations derived from higher margin new products.

General and administrative

General and administrative expenses for the three months ended March 31, 2026, and 2025, were $746,900 and $1,028,100, respectively. The decrease of $281,200 (27.4%) is due primarily to decreased employee-related costs associated with a reduction in force in the Bioprocessing Systems Operations.

Selling

Selling expenses for the three months ended March 31, 2026 and 2025, were $687,000 and $753,700, respectively. The decrease of $66,700 (8.8%) is due primarily to cost savings initiatives including reduction in salesforce and marketing activities by the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the three months ended March 31, 2026, and 2025, were $703,700 and $652,000, respectively. The increase of $51,700 (7.9%) is due primarily to the increase of research and development expenditures for new products in the Bioprocessing Systems Operations.

Other income, net

Other income, net, for the three months ended March 31, 2026 and 2025, were $78,400 and $32,400, respectively. The increase is due primarily to the increase in interest income related to investment securities purchased with the proceeds related to sale of the Genie Division in August of 2025.

Income tax

Income tax for the three months ended March 31, 2026, and 2025, was $0 and $0, respectively. The Company maintains a full valuation allowance of $13,484,039 against its consolidated net deferred tax asset as the Company determined the net deferred tax assets, which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

Liquidity and Capital Resources.

Our primary source of liquidity are existing cash and cash equivalents, including investment securities, and cash generated from sales of equity investments, payments related to agreements associated with the sale of the Genie Division in August 2025, and our on-going business operations. In order to continue as a going concern, the Company will need to continue to decrease expenses, materially increase revenues, and/or secure additional external capital resources. Based on management’s current operating plan, the Company believes its cash on hand, including its investments, is sufficient to fund the Company's operations for a period of at least one year subsequent to the issuance of the accompanying condensed consolidated financial statements. However, there is no assurance that management's current operating plan will be successful.

The following table discloses our cash flows for the periods presented:

	For the three months ended March 31,
	2026	2025
Net cash used in operating activities	$(993,500)	$(1,522,200)
Net cash provided by investing activities	813,900	1,204,000
Net cash provided by financing activities	-	-
Effect of changes in foreign currency exchange rates	(46,800)	9,300
Net cash provided by discontinued operations	69,200	191,100
Decrease in cash and cash equivalents	(157,200)	(117,800)

Net cash used in operating activities was $993,500 for the three months ended March 31, 2026, compared to net cash used of $1,522,200 for the three months ended March 31, 2025. The net change of $528,700 is primarily due to cost reductions related to the Bioprocessing Systems operations and corporate expenses.

Net cash provided by investing activities was $813,900 for the three months ended March 31, 2026, compared to $1,204,000 provided in the three months ended March 31, 2025. The net decrease of $390,100 is primarily due to the lower redemption of investment securities during the three months ended March 31, 2026.

Net cash provided by financing activities was zero for the three months ended March 31, 2026 and March 31, 2025.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. “Note 2-Summary of significant accounting policies” to the Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates are identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2025 Form 10-K. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements, and actual results could differ from our assumptions and estimates, and such differences could be material.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. Our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: May 15, 2026	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: May 15, 2026	By:	/s/ Zachary Rovinsky
Zachary Rovinsky
Chief Financial Officer, Asst Treasurer, Asst Secretary

