Form 10-Q
period 2026-06-30
SCIENTIFIC INDUSTRIES INC
filed 2026-08-14
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of August 13, 2026 is 11,928,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$616,500	$955,000
Investment securities	3,932,000	5,705,000
Trade accounts receivable, less allowance for doubtful accounts of $8,300 at June 30, 2026 and December 31, 2025	517,100	865,800
Inventories	1,555,500	1,401,300
Income tax receivable	73,600	73,600
Prepaid expenses and other current assets	941,900	1,115,300
Current assets of discontinued operations	490,400	272,900
Total current assets	8,127,000	10,388,900

Property and equipment, net	604,400	690,900
Goodwill	115,300	115,300
Other intangible assets, net	81,000	103,500
Inventories	384,800	346,700
Operating lease right-of-use assets	756,000	924,000
Other assets	38,400	38,300
Total assets	$10,106,900	$12,607,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$525,900	$449,100
Accrued expenses	510,900	416,700
Contract liabilities	129,600	99,800
Lease liabilities, current portion	360,300	371,400
Current liabilities of discontinued operations	75,500	12,300
Total current liabilities	1,602,200	1,349,300

Lease liabilities, less current portion	430,400	595,300
Total liabilities	2,032,600	1,944,600

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized; 11,928,599 shares issued and outstanding at June 30, 2026 and December 31, 2025	596,400	596,400
Additional paid-in capital	45,318,300	45,039,500
Accumulated other comprehensive income	133,600	178,000
Accumulated deficit	(37,974,000)	(35,150,900)

Total shareholders’ equity	8,074,300	10,663,000

Total liabilities and shareholders’ equity	$10,106,900	$12,607,600

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,470,400	$1,081,000	$2,697,500	$2,023,300

Cost of revenues	847,700	704,300	1,604,900	1,302,300

Gross profit	622,700	376,700	1,092,600	721,000

Operating expenses:
General and administrative	553,900	744,800	1,300,900	1,774,000
Selling	647,100	774,300	1,334,200	1,528,100
Research and development	694,500	677,100	1,398,100	1,329,100

Total operating expenses	1,895,500	2,196,200	4,033,200	4,631,200

Loss from operations	(1,272,800)	(1,819,500)	(2,940,600)	(3,910,200)

Other income:
Other income (expense), net	(1,400)	8,000	25,700	20,400
Interest income	40,400	14,700	91,800	34,900
Total other income, net	39,000	22,700	117,500	55,300

Loss from operations before income tax expense	(1,233,800)	(1,796,800)	(2,823,100)	(3,854,900)

Income tax expense	-	-	-	-

Loss from continuing operations	$(1,233,800)	(1,796,800)	$(2,823,100)	$(3,854,900)

Discontinued Operations:

Income from discontinued operations, net of tax	$-	$273,100	$-	$552,700

Net loss	$(1,233,800)	$(1,523,700)	$(2,823,100)	$(3,302,200)

Comprehensive gain (loss):

Foreign currency translation gain (loss)	30,100	155,200	(44,400)	279,600
Comprehensive gain (loss)	30,100	$155,200	(44,400)	279,600

Total comprehensive loss	$(1,203,700)	(1,368,500)	$(2,867,500)	$(3,022,600)

Basic and Diluted income (loss) per common share:
Continuing operations	$(0.10)	$(0.16)	$(0.24)	$(0.35)
Discontinued operations	-	0.03	-	0.05
Consolidated operations	$(0.10)	$(0.13)	$(0.24)	$(0.30)
Weighted Average Shares Outstanding	11,928,599	11,345,907	11,928,599	10,867,040

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Shareholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance December 31, 2025	11,928,599	$596,400	$45,039,500	$178,000	$(35,150,900)	$10,663,000

Net loss	-	-	-	-	(1,589,300)	(1,589,300)

Foreign currency translation adjustment	-	-	-	(74,500)	-	(74,500)

Stock-based compensation	-	-	116,300	-	-	116,300

Balance March 31, 2026	11,928,599	$596,400	$45,155,800	$103,500	$(36,740,200)	$9,115,500

Net loss					(1,233,800)	$(1,233,800)

Foreign currency translation adjustment				30,100		30,100

Stock-based compensation			162,500			162,500

Balance June 30, 2026	11,928,599	$596,400	$45,318,300	$133,600	$(37,974,000)	$8,074,300

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Shareholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance December 31, 2024	10,503,599	$525,200	$42,637,800	$(113,100)	$(33,930,500)	$9,119,400

Loss from continuing operations	-	-	-	-	(2,057,100)	(2,057,100)

Income from discontinued operations	-	-	-	-	278,600	278,600

Foreign currency translation adjustment	-	-	-	124,400	-	124,400

Stock-based compensation	-	-	302,600	-	-	302,600

Balance March 31, 2025	10,503,599	$525,200	$42,940,400	$11,300	$(35,709,000)	$7,767,900

Loss from continuing operations					(1,796,800)	(1,796,800)

Income from discontinued operations					273,100	273,100

Issuance of Common Stock and Warrants, net of issuance costs (Note 7)	1,050,000	52,500	1,399,700			1,452,200

Foreign currency translation adjustment				155,200		155,200

Stock-based compensation			72,600			72,600

Balance June 30, 2025	11,553,599	$577,700	$44,412,700	$166,500	$(37,232,700)	$7,924,200

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(2,823,100)	$(3,302,200)
Less: Income from discontinued operations, net of tax	-	552,700
Loss from continuing operations	$(2,823,100)	$(3,854,900)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	106,100	321,000
Stock-based compensation	278,800	375,200
Gain on sale of investment securities	-	(20,100)
Unrealized holding loss (gain) on investment securities	18,100	(8,600)
Noncash lease expense	168,000	101,600
Changes in operating assets and liabilities:
Trade accounts receivable	348,700	159,500
Inventories	(192,300)	(83,100)
Prepaid and other current assets	173,300	(171,000)
Other assets	-	4,300
Accounts payable	76,800	59,200
Accrued expenses	94,200	18,800
Contract liabilities	29,800	-
Lease liabilities	(176,000)	(106,400)

Net cash used in operating activities	(1,897,600)	(3,204,500)

Investing activities:
Purchases of investment securities	(115,900)	-
Redemption of investment securities	1,871,000	1,613,900
Capital expenditures	(14,500)	(33,200)

Net cash provided by investing activities	1,740,600	1,580,700

Financing activities:
Proceeds from issuance of common stock	-	1,452,200
Net cash provided by financing activities	$-	$1,452,200

Discontinued Operations:
Net cash (used in) provided by discontinued operations	(154,300)	441,600

Net change in cash and cash equivalents	(311,300)	270,000

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(27,200)	33,500

Net (decrease) increase in cash and cash equivalents	(338,500)	303,500
Cash and cash equivalents, beginning of period	955,000	587,900
Cash and cash equivalents, end of period	$616,500	$891,400

SUPPLEMENTAL DISCLOSURES:
Noncash financing activities
Record right-of-use assets	$18,400	$-
Record lease liabilities	$18,400	$-

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

The accompanying (a) unaudited condensed balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results for the six months ended June 30, 2026, are not necessarily an indication of the results for the full fiscal year ending December 31, 2026.

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

Liquidity and Going Concern Considerations

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the Unaudited Condensed Consolidated Financial Statements are issued.  The Company has recorded recurring losses from operations and continued cash outflow from operating activities as a result of its strategic focus on the Bioprocessing Systems Operations, which is still in its start-up stage.

Historically the Company has relied on equity financings to support its business operations. For the six months ended June 30, 2026, the Company generated negative cash flows from operations of $1,897,600. The Company has an accumulated deficit of $37,974,000 as of June 30, 2026, and expects to continue to generate negative cash flows from operations in the foreseeable future; however, based on management’s current operating plan, the Company expects that the cash generated from the Laboratory Equipment Operations’ Genie Division sale during fiscal 2025 (refer to Note 11), plus other incoming cash related to the various post Genie Division-sale agreements and escrow account, is sufficient to support business operations for at least one year from the date of issuance of the Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2026; however, there is no assurance that management’s current operating plan will be successful.

New Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC 606”), “Revenue from Contracts with Customers”. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset. ASU 2025-05 became effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company implemented this pronouncement beginning January 1, 2026 and elected to apply the practical expedient which had no material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and should be applied either on a prospective basis or retrospective basis. The Company is currently evaluating the impact of this guidance but does not anticipate a material impact on its condensed consolidated financial statements or related disclosures.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our condensed consolidated financial statements.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.

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

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculated the fair value of its Level 1 and 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. For Level 3 investments, where observable inputs are not available, the fair value was determined based on the price at which shares were purchased and redeemed as of June 30, 2026, by the funds. The investments which seek high current income, comprised of private credit funds which deal in first lien senior secured debt and asset-based lending in the United States that are issued in private offerings. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the three-month period ended June 30, 2026.

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximate their fair value due to their short-term maturity and insignificant risk of value changes.

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2026, and December 31, 2025, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
Mutual Funds	$3,417,000	$-	$-	$3,417,000
Private Credit Funds		$-	$515,000	$515,000
Total	$3,417,000	$-	$515,000	$3,932,000

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Mutual Funds	$5,198,600	$-	$-	$5,198,600
Private Credit Funds		$-	$506,400	$506,400
Total	$5,198,600	$-	$506,400	$5,705,000

Investments in marketable securities by security type as of June 30, 2026, and December 31, 2025, consisted of the following:

As of June 30, 2026:	Cost	Fair Value	Unrealized Holding Loss
Mutual funds	$3,417,600	$3,417,000	$600
Private Credit Funds	$532,500	$515,000	$17,500
Total	$3,950,100	$3,932,000	$18,100

As of December 31, 2025:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$5,198,000	$5,198,600	$(600)
Private Credit Funds	$504,600	$506,400	$(1,800)
Total	$5,702,600	$5,705,000	$(2,400)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and for the year ended December 31, 2025.

	2026	2025
Balance of recurring Level 3 assets at beginning of period	$506,400	$0
Total gains or losses for the period:
Purchases	-	500,000
Sales	-	-
Issuances	-	-
Settlements	8,600	6,400
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Balance of recurring Level 3 assets at end of period	$515,000	$506,400

4. Inventories

Inventories of the Company are as follows:

	As of June 30, 2026	As of December 31, 2025
Raw materials	$1,009,900	$892,200
Work-in-process	56,800	-
Finished goods	873,600	856,100
Total Inventories	$1,940,300	$1,748,300

Inventories - Current Asset	$1,555,500	$1,401,300
Inventories - Noncurrent Asset	$384,800	$346,700

5. Goodwill and Finite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions.  Goodwill amounted to $115,300 as of June 30, 2026, and December 31, 2025, all of which is expected to be deductible for tax purposes.

Finite lived intangible assets are as follows:

As of June 30, 2026	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,216,800	$-
Trade names	3--6 yrs.	592,300	592,300	-
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	372,200	-
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	1,060,500	-
Patents	5--7 yrs.	408,800	327,800	81,000
		$4,154,600	$4,073,600	$81,000

As of December 31, 2025	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,216,800	$-
Trade names	3--6 yrs.	592,300	592,300	-
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	372,200	-
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	1,060,500	-
Patents	5--7 yrs.	408,800	305,300	103,500
		$4,154,600	$4,051,100	$103,500

Total amortization expense was $22,500 and $221,400 for the six months ended June 30, 2026, and June 30, 2025, respectively.

Estimated future fiscal year amortization expense of intangible assets as of June 30, 2026, is as follows:

As of June 30, 2026	Amount
Remainder of year ending 2026	$22,100
2027	43,900
2028	15,000
Total	$81,000

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, "Contingencies". Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of June 30, 2026 and December 31, 2025, the Company is not aware of any contingent legal liabilities that should be reflected in the unaudited consolidated financial statements.

Leases

The Company’s approximate future minimum rental payments under all operating leases as of June 30, 2026, were as follows:

As of June 30, 2026:	Amount
Remainder of fiscal year ending 2026	$211,100
2027	408,400
2028	209,400
2029	1,100
Total future minimum payments	$830,000
Less: Imputed interest	(39,300)
Total Present Value of Operating Lease Liabilities	$790,700

7. Shareholders’ Equity

Issuance of Common Stock and Warrants

The Company’s 2022 Equity Incentive Plan (“2022 Plan”) provides for the issuance of up to 3,750,000 shares of the Company’s Common Stock, par value $0.05 per share, plus outstanding options granted under the 2022 Plan that expire or are forfeited. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Nonstatutory stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. As of June 30, 2026, there were 2,616,374 shares of Common Stock available for grant of options under the 2022 Plan.

Grants of Incentive and Nonstatutory Stock Options

On February 17, 2026, as part of the Company’s strategic initiatives to reduce operating costs and conserve cash for operations and annual management and Board compensation reviews, the Company granted an aggregate of 1,112,000 10-year options at an exercise price of $0.60 of which 535,000 vest 100% on February 17, 2030 and 577,000 of which vest monthly over twelve months, the majority of which were granted in lieu of cash salary and fees foregone by executives and the Board of Directors.  The options were valued at $556,000 on the grant date using the Black-Scholes-Merton option pricing model, recorded as stock-based compensation during the applicable period.

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

On May 13, 2025, in connection with the Company’s annual compensation reviews for its management and key employees, the Company granted an aggregate of 376,907 10-year options at an exercise price of $1.00, vesting 100% four years after the grant date, valued at $237,500 on the grant date using the Black-Scholes-Merton option pricing model, recorded as stock-based compensation during the applicable period.

The following table summarizes the Company’s stock options activity for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding at December 31, 2025	2,246,144	$3.07	7.33
Granted	1,112,000	$0.60
Exercised
Expired	(31,626)	$2.04
Outstanding at June 30, 2026	3,326,518	$2.25	8.15

Stock compensation expense related to stock options of $278,800 and $375,200 was incurred for the six months ended June 30, 2026 and 2025, respectively.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Basic and Diluted Earnings per share:

Loss from continuing operations	$(1,233,800)	$(1,796,800)	$(2,823,100)	$(3,854,900)
Income from discontinued operations, net of taxes	-	273,100	-	552,700
Net loss	$(1,233,800)	$(1,523,700)	$(2,823,100)	$(3,302,200)

Weighted average number of common shares outstanding	11,928,599	11,345,907	11,928,599	10,867,040
Effect of dilutive securities:	-	-	-	-
Weighted average number of dilutive common shares outstanding	11,928,599	11,345,907	11,928,599	10,867,040

Basic and diluted loss per common share:
Continuing operations	$(0.10)	$(0.16)	$(0.24)	$(0.35)
Discontinued operations	-	0.03	-	0.05
Consolidated operations	$(0.10)	$(0.13)	$(0.24)	$(0.30)

Approximately 3,326,518 and 7,627,350 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the six months ended June 30, 2026.

Approximately 2,195,021 and 9,536,660 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive due to the loss for the six months ended June 30, 2025.  No options and warrants were excluded from the calculation for Discontinued operations because the effect of such securities is anti-dilutive because they are out of the money.

9. Related Parties

Consulting Agreements

The Company has a consulting agreement with John Nicols, a Director of the Company since September 2023 for services provided to the Bioprocessing Systems Operations segment. Effective February 1, 2026 Mr. Nicols agreed to reduce his monthly consulting fee by 50% to $4,000 per month for a twelve month period beginning February 1, 2026.

During the six months ended June 30, 2026 and 2025, the Company paid $28,000 and $48,000, respectively, to Mr. Nicols.

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

Segment information is reported as follows:

Three Months Ended June 30, 2026	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$1,196,200	$274,200	$-	$1,470,400
Foreign Sales	-	120,400	-	120,400
Gain (Loss) From Operations	57,500	(1,071,000)	(259,300)	(1,272,800)
Assets	3,261,300	2,913,600	3,932,000	10,106,900
Long-Lived Asset Expenditures	2,000	6,300	-	8,300
Depreciation and Amortization	3,200	47,600	-	50,800

Three Months Ended June 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$857,300	$223,700	$-	$1,081,000
Foreign Sales	-	118,900	-	118,900
Loss From Operations	(102,700)	(1,459,600)	(257,200)	(1,819,500)
Assets	6,155,300	3,680,200	390,900	10,226,400
Long-Lived Asset Expenditures	5,700	1,200	-	6,900
Depreciation and Amortization	16,800	137,500	-	154,300

For the three months ended June 30, 2026, two customers accounted for approximately 49% of the Company’s total revenue.  For the three months ending June 30, 2025, one customer accounted for approximately 10% of the Company’s total revenue.

For the three months ended June 30, 2026, one vendor accounted for approximately 11% of the Company’s total purchases.  For the three months ending June 30, 2025, there was no vendor concentration.

Six Months Ended June 30, 2026	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$2,062,000	$635,500	$-	$2,697,500
Foreign Sales	-	390,700	-	390,700
Loss From Operations	(140,000)	(2,183,800)	(616,800)	(2,940,600)
Assets	3,261,300	2,913,600	3,932,000	10,106,900
Long-Lived Asset Expenditures	2,000	12,500	-	14,500
Depreciation and Amortization	9,400	96,700	-	106,100

Six Months Ended June 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$1,666,100	$357,200	$-	$2,023,300
Foreign Sales	-	199,800	-	199,800
Loss From Operations	(197,200)	(2,894,700)	(818,300)	(3,910,200)
Assets	6,155,300	3,680,200	390,900	10,226,400
Long-Lived Asset Expenditures	14,000	19,200	-	33,200
Depreciation and Amortization	26,800	294,200	-	321,000

For the six months ended June 30, 2026, two customers accounted for approximately 35% of the Company’s total revenue.  For the six months ending June 30, 2025, one customer accounted for approximately 10% of the Company’s total revenue.

For the six months ended June 30, 2026, one vendor accounted for approximately 16% of the Company’s total purchases.  For the six months ending June 30, 2025, there was no vendor concentration.

A reconciliation of the Company’s consolidated segment loss from operations to consolidated loss from operations before discontinued operations and income taxes for the three months and six months ended June 30, 2026 and 2025, respectively are as follows:

Three Months Ended June 30, 2026	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Gain (loss) From Operations	57,500	(1,071,000)	(259,300)	(1,272,800)

Other (expense) income, net	-	(5,900)	4,500	(1,400)
Interest income	-	-	40,400	40,400
Total other income, net	-	(5,900)	44,900	39,000

Gain (loss) from operations before discontinued operations and income taxes	$57,500	$(1,076,900)	$(214,400)	$(1,233,800)

Three Months Ended June 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Loss From Operations	(102,700)	(1,459,600)	(257,200)	(1,819,500)

Other income (expense), net	-	7,900	100	8,000
Interest income	-	-	14,700	14,700
Total other income, net	-	7,900	14,800	22,700

Loss from operations before discontinued operations and income taxes	$(102,700)	$(1,451,700)	$(242,400)	$(1,796,800)

Six Months Ended June 30, 2026	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Loss From Operations	(140,000)	(2,183,800)	(616,800)	(2,940,600)

Other (expense) income, net	-	18,700	7,000	25,700
Interest income	-	-	91,800	91,800
Total other income, net	-	18,700	98,800	117,500

Loss from operations before discontinued operations and income taxes	$(140,000)	$(2,165,100)	$(518,000)	$(2,823,100)

Six Months Ended June 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Loss From Operations	(197,200)	(2,894,700)	(818,300)	(3,910,200)

Other income (expense), net	-	23,000	(2,600)	20,400
Interest income	-	-	34,900	34,900
Total other income, net	-	23,000	32,300	55,300

Loss from operations before discontinued operations and income taxes	$(197,200)	$(2,871,700)	$(786,000)	$(3,854,900)

11. Discontinued Operations

On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold substantially all of the assets of the Genie Division of the Company’s Benchtop Laboratory Equipment Operations located in Bohemia, New York to Troemner, LLC (the “Buyer”). The purchase price consisted of $9,600,000 less certain working capital adjustments plus an earn-out up to an aggregate of $1,500,000, of which $1,140,000 is guaranteed if the Seller performs certain obligations under a separate Manufacturing and Supply Agreement (“MSA”) and a separate Transition Services Agreements (“TSA”), under which the Company will supply products previously produced by the Genie Division to the Buyer for a period of up to twelve months, plus transition services which include training and transfer of knowhow by the Company to the Buyer. The amounts earned by the Company under MSA and TSA are recorded as earned based on the contractual services performed and are recorded as a reduction of its operating expenses which amounted to $180,000 and $360,000 during the three and six month periods ended June 30, 2026, respectively

As of June 30, 2026, the Current Assets for Discontinued Operations of $490,400 reflect a receivable from the Buyer while the Current Liabilities for Discontinued Operations of $75,500 reflect a payable to the Buyer.

The following is the breakdown of the income generated from discontinued operations.

	For the three months ended
	June 30,
	2026	2025

Net Revenue	$-	$1,248,900
Cost of Goods Sold	-	605,700
Gross Profit	-	643,200
Operating Expenses:
General and Administrative	-	232,000
Selling	-	138,000
Research and Development	-	100
Total Expenses	$-	$370,100
Income from discontinued operations	$-	$273,100

	For the six months ended
	June 30,
	2026	2025

Net Revenue	$-	$2,713,100
Cost of Goods Sold	-	1,397,600
Gross Profit	-	1,315,500
Operating Expenses:
General and Administrative	-	454,200
Selling	-	308,500
Research and Development	-	100
Total Expenses	$-	$762,800
Income from discontinued operations	$-	$552,700

In our Unaudited Condensed Consolidated Statements of Cash Flows, the cash (used in) provided by operating activities from discontinued operations for six months ended June 30, 2026 and 2025 was ($154,300) and $441,600, respectively.

12. Subsequent Events

Effective July 30th, the Company entered into a second amendment with its landlord for the Bohemia premises to among other things, reduce the space by 5,003 feet through a voluntary surrender, provide the Company the ability to sublease additional 5,000 square feet, and extend the lease through October 2031.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain statements contained in this report are not based on historical facts, but are forward-looking statements that are based upon various assumptions about future conditions. Actual events in the future could differ materially from those described in the forward-looking statements. Numerous unknown factors and future events could cause such differences, including but not limited to, product demand, market acceptance, success of marketing strategy, success of expansion efforts, impact of competition, adverse economic conditions, and other factors affecting the Company’s business that are beyond the Company’s control, which are discussed elsewhere in this report. Consequently, no forward-looking statement can be guaranteed. The Company undertakes no obligation except as required by law, to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Throughout this Quarterly Report on Form 10-Q, the terms the “Company,” “Scientific,” “we,” “our” or “us,” refer to Scientific Industries, Inc. and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise.

Overview;

Scientific Industries, Inc., a Delaware corporation (“SI” and along with its subsidiaries, the “Company”, “we”, “our”), is engaged in the design, manufacture, and marketing a variety of benchtop laboratory equipment, weight and measurement products (“Benchtop Laboratory Equipment”), and through its wholly-owned subsidiary, Scientific Bioprocessing Holdings, Inc., a Delaware corporation (“SBHI”), the design, manufacture, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). SBHI has two wholly-owned subsidiaries – Scientific Bioprocessing, Inc., a Delaware corporation (“SBI”), and aquila biolabs GmbH, a German corporation (“Aquila”). The Company's products are used primarily in pharmacies, pharmaceutical companies, university and industrial laboratories, and other industries that utilize weighing and pill counting systems and bioprocessing analytical tools. The Company’s results reflect those of the Benchtop Laboratory Equipment Operations and the Bioprocessing Systems Operations and its corporate operation.

Results of Operations.

Three months ended June 30, 2026 and 2025

Revenue

Net revenues for the three months ended June 30, 2026 increased $389,400 (36.0%) to $1,470,400 from $1,081,000 for the three months ended June 30, 2025, primarily due to a $338,900 increase in Benchtop Laboratory Equipment sales which, since the August 2025 Genie division sale, is comprised entirely of Torbal and VIVID brand products as well as a $50,500 increase in sales from our Bioprocessing Systems Operations.

Gross profit

The gross profit percentage for the three months ended June 30, 2026, and 2025, was 42.3% and 34.8%, respectively. The increase is due primarily to a higher gross margin percentage in the Bioprocessing Systems Operations derived from increased sales of its DOTS product line which have higher margins than legacy products.

General and administrative

General and administrative expenses for the three months ended June 30, 2026, and 2025, were $553,900 and $744,800, respectively. The decrease of $190,900 (25.6%) is due primarily to decreased employee-related costs associated with a reduction in force in the Bioprocessing Systems Operations.

Selling

Selling expenses for the three months ended June 30, 2026 and 2025, were $647,100 and $774,300, respectively. The decrease of $127,200 (16.4%) is due primarily to cost savings initiatives including reduction in salesforce and marketing activities by the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the three months ended June 30, 2026, and 2025, were $694,500 and $677,100, respectively. The increase of $17,400 (2.6%) is due primarily to the increase of research and development expenditures for new products associated with the Benchtop Laboratory Equipment's VIVID pill counters.

Other income, net

Other income, net, for the three months ended June 30, 2026 and 2025, were $39,000 and $22,700, respectively. The increase is due primarily to the increase in interest income related to investment securities purchased with the proceeds related to sale of the Genie Division in August of 2025.

Income tax

Income tax for the three months ended June 30, 2026, and 2025, was $0 and $0, respectively. The Company maintains a full valuation allowance of $13,484,039 as of June 30, 2026 against its consolidated net deferred taxasset as the Company determined the net deferred taxassets, which includes net operating loss carry-forwards and other taxcredits, are not more likely than not to be realized in the future.

Six months ended June 30, 2026 and 2025

Revenue

Net revenues for the six months ended June 30, 2026 increased $674,200 (33.3%) to $2,697,500 from $2,023,300 for the six months ended June 30, 2025, primarily due to a $395,900 increase in Benchtop Laboratory Equipment sales which, since the August 2025 Genie division sale, is comprised entirely of Torbal and VIVID brand products, as well as a $278,300 increase in sales from our Bioprocessing Systems Operations.

Gross profit

The gross profit percentage for the six months ended June 30, 2026, and 2025, was 40.5% and 35.6%, respectively. The increase is due primarily to a higher gross margin percentage in the Bioprocessing Systems Operations derived from increased sales of its DOTS product line which have higher margins than legacy products.

General and administrative

General and administrative expenses for the six months ended June 30, 2026, and 2025, were $1,300,900 and $1,774,000, respectively. The decrease of $473,100 (26.7%) is due primarily to decreased employee-related costs associated with a reduction in force in Bioprocessing Systems Operations.

Selling

Selling expenses for the six months ended June 30, 2026 and 2025, were $1,334,200 and $1,528,100, respectively. The decrease of $193,900 (12.7%) is due primarily to cost savings initiatives including reduction in salesforce and marketing activities by the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the six months ended June 30, 2026, and 2025, were $1,398,100 and $1,329,100, respectively. The increase of $69,000 (5.2%) is due primarily to the increase of research and development expenditures for new products associated with the Benchtop Laboratory Equipment's VIVID pill counters.

Other income, net

Other income, net, for the six months ended June 30, 2026 and 2025, were $117,500 and $55,300, respectively. The increase is due primarily to the increase in interest income related to investment securities purchased with the proceeds related to sale of the Genie Division in August of 2025.

Income tax

Income tax for the six months ended June 30, 2026, and 2025, was $0 and $0, respectively. The Company maintains a full valuation allowance of $13,484,039 as of June 30, 2026 against its consolidated net deferred taxasset as the Company determined the net deferred taxassets, which includes net operating loss carry-forwards and other taxcredits, are not more likely than not to be realized in the future.

Liquidity and Capital Resources.

Our primary sources of liquidity are existing cash and cash equivalents, including investment securities, and cash generated from sales of equity investments, payments related to agreements associated with the sale of the Genie Division in August 2025, and our on-going business operations. In order to continue as a going concern, the Company will need to continue to decrease expenses, materially increase revenues, and/or secure additional external capital resources. Based on management’s current operating plan, the Company believes its cash on hand, including its investments, is sufficient to fund the Company's operations for a period of at least one year subsequent to the issuance of the accompanying condensed consolidated financial statements. However, there is no assurance that management's current operating plan will be successful.

The following table discloses our cash flows for the periods presented:

	For the six months ended June 30,
	2026	2025
Net cash used in operating activities	$(1,897,600)	$(3,204,500)
Net cash provided by investing activities	1,740,600	1,580,700
Net cash provided by financing activities	-	1,452,200
Effect of changes in foreign currency exchange rates	(27,200)	33,500
Net cash (used in) provided by discontinued operations	(154,300)	441,600
(Decrease) increase in cash and cash equivalents	(338,500)	303,500

Net cash used in operating activities decreased by $1,306,900 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The net change is primarily due to cost reductions related to both the Benchtop and Bioprocessing Systems operations as well as corporate expenses.

Net cash provided by investing activities increased by $159,900 for the six months ended June 30, 2026, as compared the to six months ended June 30, 2025. The net increase is primarily due to the higher redemption of investment securities during the six months ended June 30, 2026.

The decrease in net cash provided by financing activities for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 is related to there being no stock issuance for the six months ended June 30, 2026.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. Our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Description of document
10(a)-3(ii)	Second amendment to lease dated July 30, 2026 by and between the Company and REP 2035 LLC. (filed herewith as Exhibit 10(a)-3(i).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: August 13, 2026	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: August 13, 2026	By:	/s/ Zachary Rovinsky
Zachary Rovinsky
Chief Financial Officer, Asst Treasurer, Asst Secretary

