Form 10-Q
period 2026-09-30
SCIENTIFIC INDUSTRIES INC
filed 2026-11-13
CIK 87802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock, par value $.05 per share (“Common Stock”) as of November 6, 2026 is 11,928,599 shares.

SCIENTIFIC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,349,100	$955,000
Investment securities	4,623,100	5,705,000
Trade accounts receivable, less allowance for doubtful accounts of $8,300 at September 30, 2026 and December 31, 2025	395,400	865,800
Inventories	1,740,300	1,401,300
Income tax receivable	29,100	73,600
Prepaid expenses and other current assets	317,300	1,115,300
Current assets of discontinued operations	41,500	272,900
Total current assets	8,495,800	10,388,900

Property and equipment, net	570,600	690,900
Goodwill	115,300	115,300
Other intangible assets, net	79,100	103,500
Inventories	430,600	346,700
Operating lease right-of-use assets	1,204,000	924,000
Other assets	38,400	38,300
Total assets	$10,933,800	$12,607,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479,500	$449,100
Accrued expenses	408,800	416,700
Contract liabilities	152,700	99,800
Lease liabilities, current portion	267,600	371,400
Current liabilities of discontinued operations	13,100	12,300
Total current liabilities	1,321,700	1,349,300

Lease liabilities, less current portion	942,900	595,300
Total liabilities	2,264,600	1,944,600

Shareholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized; 11,928,599 shares issued and outstanding at September 30, 2026 and December 31, 2025	596,400	596,400
Additional paid-in capital	45,474,200	45,039,500
Accumulated other comprehensive income	102,600	178,000
Accumulated deficit	(37,504,000)	(35,150,900)

Total shareholders’ equity	8,669,200	10,663,000

Total liabilities and shareholders’ equity	$10,933,800	$12,607,600

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,354,800	$1,404,000	$4,052,300	$3,427,100

Cost of revenues	611,900	765,400	2,216,800	2,064,100

Gross profit	742,900	638,600	1,835,500	1,363,000

Operating expenses:
General and administrative	677,200	803,600	1,978,100	2,571,400
Selling	615,300	735,900	1,949,500	2,355,400
Research and development	662,200	621,400	2,060,300	1,870,900

Total operating expenses	1,954,700	2,160,900	5,987,900	6,797,700

Loss from operations	(1,211,800)	(1,522,300)	(4,152,400)	(5,434,700)

Other income:
Other income (expense), net	(8,800)	240,500	16,900	261,000
Gain on disposition of discontinued operations (See Note 11)	1,695,000	5,263,400	1,695,000	5,263,400
Interest income	35,400	23,000	127,200	57,900
Total other income, net	1,721,600	5,526,900	1,839,100	5,582,300

Income (loss) from operations before income tax expense	509,800	4,004,600	(2,313,300)	147,600

Income tax expense, current	(39,800)	(15,300)	(39,800)	(15,300)

Income (loss) from continuing operations	$470,000	3,989,300	$(2,353,100)	$132,300

Discontinued Operations:

Income from discontinued operations, net of tax	$-	$5,100	$-	$559,900

Net income (loss)	$470,000	$3,994,400	$(2,353,100)	$692,200

Comprehensive gain (loss):

Foreign currency translation gain (loss)	(31,000)	(29,800)	(75,400)	249,800
Other comprehensive gain (loss)	(31,000)	$(29,800)	(75,400)	249,800

Total comprehensive gain (loss)	$439,000	3,964,600	$(2,428,500)	$942,000

Basic and Diluted income (loss) per common share:
Continuing operations	$0.04	$0.34	$(0.20)	$0.01
Discontinued operations	-	0.00	-	0.05
Consolidated operations	$0.04	$0.34	$(0.20)	$0.06
Weighted Average Shares Outstanding	11,928,599	11,712,567	11,928,599	11,150,939

See notes to unaudited condensed consolidated financial statements.

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Shareholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance December 31, 2025	11,928,599	$596,400	$45,039,500	$178,000	$(35,150,900)	$10,663,000

Net loss	-	-	-	-	(1,589,300)	(1,589,300)

Foreign currency translation adjustment	-	-	-	(74,500)	-	(74,500)

Stock-based compensation	-	-	116,300	-	-	116,300

Balance March 31, 2026	11,928,599	$596,400	$45,155,800	$103,500	$(36,740,200)	$9,115,500

Net loss					(1,233,800)	$(1,233,800)

Foreign currency translation adjustment				30,100		30,100

Stock-based compensation			162,500			162,500

Balance June 30, 2026	11,928,599	$596,400	$45,318,300	$133,600	$(37,974,000)	$8,074,300

Net income					470,000	470,000

Foreign currency translation adjustment				(31,000)		(31,000)

Stock-based compensation			155,900			155,900

Balance September 30, 2026	11,928,599	$596,400	$45,474,200	$102,600	$(37,504,000)	$8,669,200

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Shareholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance December 31, 2024	10,503,599	$525,200	$42,637,800	$(113,100)	$(33,930,500)	$9,119,400

Loss from continuing operations	-	-	-	-	(2,057,100)	(2,057,100)

Income from discontinued operations	-	-	-	-	278,600	278,600

Foreign currency translation adjustment	-	-	-	124,400	-	124,400

Stock-based compensation	-	-	302,600	-	-	302,600

Balance March 31, 2025	10,503,599	$525,200	$42,940,400	$11,300	$(35,709,000)	$7,767,900

Loss from continuing operations					(1,796,800)	(1,796,800)

Income from discontinued operations					273,100	273,100

Issuance of Common Stock and Warrants, net of issuance costs	1,050,000	52,500	1,399,700			1,452,200

Foreign currency translation adjustment				155,200		155,200

Stock-based compensation			72,600			72,600

Balance June 30, 2025	11,553,599	$577,700	$44,412,700	$166,500	$(37,232,700)	$7,924,200

Income from continuing operations					3,989,300	3,989,300

Income from discontinued operations					5,100	5,100

Issuance of Common Stock and Warrants, net of issuance costs	375,000	18,700	481,300	-	-	500,000

Foreign currency translation adjustment				(29,800)		(29,800)

Stock-based compensation			72,900			72,900

Balance September 30, 2025	11,928,599	$596,400	$44,966,900	$136,700	$(33,238,300)	$12,461,700

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$(2,353,100)	$692,200
Less: Income from discontinued operations, net of tax	-	559,900
Income (loss) from continuing operations	$(2,353,100)	$132,300
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Gain on disposition of discontinued operations	(1,695,000)	(5,263,400)
Depreciation and amortization	162,400	458,200
Stock-based compensation	434,700	448,100
Gain on sale of investment securities	-	(16,400)
Unrealized holding loss (gain) on investment securities	39,400	(11,500)
Noncash lease expense	246,100	186,000
Changes in operating assets and liabilities:
Trade accounts receivable	470,400	554,900
Inventories	(422,900)	(22,000)
Prepaid and other current assets	798,100	(328,100)
Other assets	44,300	4,300
Accounts payable	30,400	(79,200)
Accrued expenses	(7,900)	(260,500)
Contract liabilities	52,900	-
Lease liabilities	(274,800)	(193,400)

Net cash used in operating activities	(2,475,000)	(4,390,700)

Investing activities:
Purchases of investment securities	(1,525,600)	(7,223,200)
Redemption of investment securities	2,578,900	2,096,900
Proceeds from disposition of discontinued operations	1,695,000	7,614,200
Acquisition of intangible assets	(8,800)	-
Capital expenditures	(29,300)	(43,600)

Net cash provided by investing activities	2,710,200	2,444,300

Financing activities:
Proceeds from issuance of common stock	-	2,050,100
Issuance costs of common stock and warrants	-	(97,800)
Net cash provided by financing activities	$-	$1,952,300

Discontinued Operations:
Net cash provided by discontinued operations	232,200	529,700

Net change in cash and cash equivalents	467,400	535,600

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(73,300)	39,100

Net increase in cash and cash equivalents	394,100	574,700
Cash and cash equivalents, beginning of period	955,000	587,900
Cash and cash equivalents, end of period	$1,349,100	$1,162,600

SUPPLEMENTAL DISCLOSURES:
Noncash financing activities
Record right-of-use assets	$526,100	$-
Record lease liabilities	$518,600	$-

See notes to unaudited condensed consolidated financial statements

SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Scientific Industries, Inc. and its subsidiaries (the “Company”) design, manufacture, and market a variety of benchtop laboratory equipment, weight and measurement and bioprocessing systems and products. The Company is headquartered in Bohemia, New York where it produces benchtop laboratory and pharmacy equipment. Additionally, the Company has a location in Baesweiler, Germany, where it designs and produces a variety of bioprocessing products, and administrative facilities in Pearl River, New York and Pittsburgh, Pennsylvania related to sales and marketing. The products, which are sold to customers worldwide, include laboratory and pharmacy balances and scales, force gauges, bioprocessing sensors and analytical tools.

The accompanying (a) unaudited condensed balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements are not included herein. The Company believes that all adjustments necessary for a fair presentation of these interim statements have been included and that they are of a normal and recurring nature. These interim statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results for the nine months ended September 30, 2026, are not necessarily an indication of the results for the full fiscal year ending December 31, 2026.

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

Historically the Company has relied on equity financings to support its business operations. For the nine months ended September 30, 2026, the Company generated negative cash flows from operations of $2,475,000, while reporting net income of $470,000 for the three months ended September 30, 2026, with improved operating margins. The Company has an accumulated deficit of $37,504,000 as of September 30, 2026, and expects to continue to generate negative cash flows from operations in the foreseeable future; however, based on management’s current operating plan to decrease expenses and increase revenues with new product offerings, in addition to the cash generated from the Laboratory Equipment Operations’ Genie Division sale during fiscal 2025 (refer to Note 11), plus other cash received related to the various post Genie Division sale agreements and escrow account, the Company projects having sufficient funds to support business operations for at least one year from the date of issuance of the Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2026; however, there is no assurance that management’s current operating plan will be successful.

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

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculated the fair value of its Level 1 and 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. For Level 3 investments, where observable inputs are not available, the fair value was determined based on the price at which shares were purchased and redeemed as of September 30, 2026, by the private credit funds. The investments which seek high current income, comprised of private credit funds which deal in first lien senior secured debt and asset-based lending in the United States that are issued in private offerings. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the three-month period ended September 30, 2026.

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximate their fair value due to their short-term maturity and insignificant risk of value changes.

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2026, and December 31, 2025, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities:
Mutual Funds	$4,101,000	$-	$-	$4,101,000
Private Credit Funds		$-	$522,100	$522,100
Total	$4,101,000	$-	$522,100	$4,623,100

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Mutual Funds	$5,198,600	$-	$-	$5,198,600
Private Credit Funds		$-	$506,400	$506,400
Total	$5,198,600	$-	$506,400	$5,705,000

Investments in marketable securities by security type as of September 30, 2026, and December 31, 2025, consisted of the following:

As of September 30, 2026:	Cost	Fair Value	Unrealized Holding Loss
Mutual funds	$4,117,900	$4,101,000	$16,900
Private Credit Funds	$544,600	$522,100	$22,500
Total	$4,662,500	$4,623,100	$39,400

As of December 31, 2025:	Cost	Fair Value	Unrealized Holding Gain
Mutual funds	$5,198,000	$5,198,600	$(600)
Private Credit Funds	$504,600	$506,400	$(1,800)
Total	$5,702,600	$5,705,000	$(2,400)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and for the year ended December 31, 2025.

	2026	2025
Balance of recurring Level 3 assets at beginning of period	$506,400	$0
Total gains or losses for the period:
Purchases	-	500,000
Sales	-	-
Issuances	-	-
Settlements	15,700	6,400
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Balance of recurring Level 3 assets at end of period	$522,100	$506,400

4. Inventories

Inventories of the Company are as follows:

	As of September 30, 2026	As of December 31, 2025
Raw materials	$851,000	$892,200
Work-in-process	116,800	-
Finished goods	1,203,100	856,100
Total Inventories	$2,170,900	$1,748,300

Inventories - Current Asset	$1,740,300	$1,401,300
Inventories - Noncurrent Asset	$430,600	$346,700

5. Goodwill and Finite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisitions. Goodwill amounted to $115,300 as of September 30, 2026, and December 31, 2025, all of which is expected to be deductible for tax purposes.

Finite lived intangible assets are as follows:

As of September 30, 2026	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,216,800	$-
Trade names	3--6 yrs.	592,300	592,300	-
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	372,200	-
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	1,060,500	-
Patents	5--7 yrs.	417,600	338,500	79,100
		$4,163,400	$4,084,300	$79,100

As of December 31, 2025	Useful Lives	Cost	Accumulated Amortization	Net
Technology, trademarks	3--10 yrs.	$1,216,800	$1,216,800	$-
Trade names	3--6 yrs.	592,300	592,300	-
Websites	3--7 yrs.	210,000	210,000	-
Customer relationships	4--10 yrs.	372,200	372,200	-
Sublicense agreements	10 yrs.	294,000	294,000	-
Non-compete agreements	4--5 yrs.	1,060,500	1,060,500	-
Patents	5--7 yrs.	408,800	305,300	103,500
		$4,154,600	$4,051,100	$103,500

Total amortization expense was $33,200 and $296,700 for the nine months ended September 30, 2026 and 2025, respectively.

Estimated future fiscal year amortization expense of intangible assets as of September 30, 2026, is as follows:

As of September 30, 2026	Amount
Remainder of year ending 2026	$11,100
2027	45,700
2028	16,800
2029	1,800
2030	1,800
Thereafter	1,900
Total	$79,100

6. Commitment and Contingencies

Legal Matters

During the normal course of business, the Company may be named from time to time as a party to claims and litigations arising in the ordinary course of business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, "Contingencies". Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of September 30, 2026 and December 31, 2025, the Company is not aware of any contingent legal liabilities that should be reflected in the unaudited condensed consolidated financial statements.

Leases

The Company’s approximate future minimum rental payments under all operating leases as of September 30, 2026, were as follows:

As of September 30, 2026:	Amount
Remainder of fiscal year ending 2026	$89,900
2027	358,000
2028	237,700
2029	258,200
2030	264,700
Thereafter	202,000
Total future minimum payments	$1,410,500
Less: Imputed interest	(200,000)
Total Present Value of Operating Lease Liabilities	$1,210,500

7. Shareholders’ Equity

Stock Options

The Company’s 2022 Equity Incentive Plan (“2022 Plan”) provides for the issuance of up to 3,750,000 shares of the Company’s Common Stock, par value $0.05 per share, plus outstanding options granted under the 2022 Plan that expire or are forfeited. Incentive stock options may be granted to employees at an exercise price equal to 100% (or 110% if the optionee owns directly or indirectly more than 10% of the outstanding voting stock) of the fair market value of the shares of Common Stock on the date of the grant. Nonstatutory stock options shall be granted at the fair market value of the shares of Common Stock on the date of grant. As of September 30, 2026, there were 2,618,131 shares of Common Stock available for grant of options under the 2022 Plan.

Grants of Incentive and Nonstatutory Stock Options

On February 17, 2026, as part of the Company’s strategic initiatives to reduce operating costs and conserve cash for operations and annual management and Board compensation reviews, the Company granted an aggregate of 1,112,000 10-year options at an exercise price of $0.60 of which 535,000 vest 100% on February 17, 2030 and 577,000 of which vest monthly over twelve months from the date of grant, the majority of which were granted in lieu of cash salary and fees foregone by executives and the Board of Directors. The options were valued at $556,000 on the grant date using the Black-Scholes-Merton option pricing model, recorded as stock-based compensation during the applicable period.

On July 1, 2025, the Company granted and issued stock options to purchase 15,000 shares of the Common Stock to each of Michael Blechman, Christopher Cox and John Nicols as well as 10,000 shares to Jurgen Schumacher, as part of their annual compensation serving as independent Board members of the Company. These stock options have a 10-year life, an exercise price of $0.65, vest 100% one year after the grant date, and are valued at $9,750 for Blechman, Cox and Nicols and $6,500 for Schumacher on the grant date using the Black-Scholes-Merton option pricing model.

On May 13, 2025, in connection with the Company’s annual compensation reviews for its management and key employees, the Company granted an aggregate of 376,907 10-year options at an exercise price of $1.00, vesting 100% four years after the grant date, valued at $237,500 on the grant date using the Black-Scholes-Merton option pricing model, and are recorded as stock-based compensation during the applicable period.

The following table summarizes the Company’s stock options activity for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding at December 31, 2025	2,246,144	$3.07	7.33
Granted	1,112,000	$0.60
Exercised
Expired	(33,869)	$2.48
Outstanding at September 30, 2026	3,324,275	$2.25	7.90

Stock compensation expense related to stock options of $434,700 and $448,100 was incurred for the nine months ended September 30, 2026 and 2025, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Basic and Diluted Earnings per share:

Income (loss) from continuing operations	$470,000	$3,989,300	$(2,353,100)	$132,300
Income from discontinued operations, net of taxes	-	5,100	-	559,900
Net gain (loss)	$470,000	$3,994,400	$(2,353,100)	$692,200

Weighted average number of common shares outstanding	11,928,599	11,712,567	11,928,599	11,150,939
Effect of dilutive securities:	-	-	-	-
Weighted average number of dilutive common shares outstanding	11,928,599	11,712,567	11,928,599	11,150,939

Basic and diluted gain (loss) per common share:
Continuing operations	$0.04	$0.34	$(0.20)	$0.01
Discontinued operations	-	0.00	-	0.05
Consolidated operations	$0.04	$0.34	$(0.20)	$0.06

A total of 3,324,275 and 7,625,350 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive, because the exercise price of the options and warrants outstanding during the three months were above fair market value of the Company’s common stock for the period, and a total of  3,324,275 and 7,625,350 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, for the nine months ended September 30, 2026 were excluded from the calculation because the effect would be anti-dilutive because the exercise price of the options and warrants outstanding during the period were above the fair market value of the Company’s common stock for the period.

A total of 2,236,919 and 9,161,660 shares of the Company’s common stock issuable upon the exercise of stock options and warrants, respectively, were excluded from the calculation because the effect would be anti-dilutive for the three and nine months ended September 30, 2025, because the exercise price of the options and warrants outstanding for both periods were above the current fair market value of the Company’s common stock.

9. Related Parties

Consulting Agreements

Commencing in September 2023 the Company has a consulting agreement with John Nicols, a Director of the Company since March 2024 for services provided to the Bioprocessing Systems Operations segment. Effective February 1, 2026 Mr. Nicols agreed to reduce his monthly consulting fee by 50% to $4,000 per month for the twelve month period beginning February 1, 2026.

During the three months ended September 30, 2026 and 2025, the Company paid $12,000 and $24,000, respectively, to Mr. Nicols.

During the nine months ended September 30, 2026 and 2025, the Company paid $40,000 and $72,000, respectively, to Mr. Nicols.

10. Segment Information and Concentration

The Company views its operations as two operating segments: the manufacture and marketing of benchtop laboratory equipment, including analytical and pharmacy balances and scales (“Benchtop Laboratory Equipment Operations”), and the manufacture, design, and marketing of bioprocessing systems and products (“Bioprocessing Systems”). The Company also has included a non-operating Corporate segment for expenses directly related to Corporate operations. All inter-segment revenues are eliminated.

Segment information is reported as follows:

Three Months Ended September 30, 2026	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$1,058,900	$295,900	$-	$1,354,800
Foreign Sales	-	180,900	-	180,900
Loss From Operations	(292,300)	(642,300)	(277,200)	(1,211,800)
Assets	3,475,100	2,835,700	4,623,000	10,933,800
Long-Lived Asset Expenditures	13,500	1,300	-	14,800
Depreciation and Amortization	7,500	48,800	-	56,300

Three Months Ended September 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$1,068,300	$335,700	$-	$1,404,000
Foreign Sales	-	183,600	-	183,600
Loss From Operations	(111,500)	(1,121,400)	(289,400)	(1,522,300)
Assets	3,678,600	3,747,300	7,131,500	14,557,400
Long-Lived Asset Expenditures	(56,400)	7,800	-	(48,600)
Depreciation and Amortization	19,200	119,700	-	138,900

For the three months ended September 30, 2026, one customer accounted for approximately 27% of the Company’s total revenue. For the three months ended September 30, 2025, one customer accounted for approximately 10% of the Company’s total revenue.

For the three months ended September 30, 2026, one vendor accounted for approximately 27% of the Company’s total purchases. For the three months ended September 30, 2025, there was no vendor concentration.

Nine Months Ended September 30, 2026	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$3,120,900	$931,400	$-	$4,052,300
Foreign Sales	-	599,000	-	599,000
Loss From Operations	(432,300)	(2,826,100)	(894,000)	(4,152,400)
Assets	3,475,100	2,835,700	4,623,000	10,933,800
Long-Lived Asset Expenditures	15,500	13,800	-	29,300
Depreciation and Amortization	16,900	145,500	-	162,400

Nine Months Ended September 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Revenues	$2,734,300	$692,800	$-	$3,427,100
Foreign Sales	-	383,400	-	383,400
Loss From Operations	(300,700)	(4,074,700)	(1,059,300)	(5,434,700)
Assets	3,678,600	3,747,300	7,131,500	14,557,400
Long-Lived Asset Expenditures	(88,500)	6,600	-	(81,900)
Depreciation and Amortization	55,300	402,900	-	458,200

For the nine months ended September 30, 2026, one customer accounted for approximately 25% of the Company’s total revenue. For the nine months ending September 30, 2025, one customer accounted for approximately 10% of the Company’s total revenue.

For the nine months ended September 30, 2026, one vendor accounted for approximately 18% of the Company’s total purchases. For the nine months ending September 30, 2025, there was no vendor concentration.

A reconciliation of the Company’s consolidated segment loss from operations to consolidated loss from operations before discontinued operations and income taxes for the three months and nine months ended September 30, 2026 and 2025, respectively are as follows:

Three Months Ended September 30, 2026	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Loss From Operations	(292,300)	(642,300)	(277,200)	(1,211,800)

Other income (expense) net	(22,100)	13,300	-	(8,800)
Gain on disposition of Genie Product Line	1,695,000			1,695,000
Interest income	-	-	35,400	35,400
Total other income, net	1,672,900	13,300	35,400	1,721,600

Income (loss) from operations before discontinued operations and income taxes	$1,380,600	$(629,000)	$(241,800)	$509,800

Three Months Ended September 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Loss From Operations	(111,500)	(1,121,400)	(289,400)	(1,522,300)

Other income (expense), net	-	241,100	(600)	240,500
Gain on disposal of Genie Product Line	5,263,400	-	-	5,263,400
Interest income	-	-	23,000	23,000
Total other income, net	5,263,400	241,100	22,400	5,526,900

Income (loss) from operations before discontinued operations and income taxes	$5,151,900	$(880,300)	$(267,000)	$4,004,600

Nine Months Ended September 30, 2026	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Loss From Operations	(432,300)	(2,826,100)	(894,000)	(4,152,400)

Other income (expense), net	(22,000)	31,900	7,000	16,900
Gain on disposal of Genie Product Line	1,695,000			1,695,000
Interest income	-	-	127,200	127,200
Total other income, net	1,673,000	31,900	134,200	1,839,100

Income (loss) from operations before discontinued operations and income taxes	$1,240,700	$(2,794,200)	$(759,800)	$(2,313,300)

Nine Months Ended September 30, 2025	Benchtop Laboratory Equipment	Bioprocessing Systems	Corporate and Other	Consolidated
Loss From Operations	(300,700)	(4,074,700)	(1,059,300)	(5,434,700)

Other income (expense), net	-	264,000	(3,000)	261,000
Gain on disposition of Genie Product Line	5,263,400			5,263,400
Interest income	-	-	57,900	57,900
Total other income, net	5,263,400	264,000	54,900	5,582,300

Income (loss) from operations before discontinued operations and income taxes	$4,962,700	$(3,810,700)	$(1,004,400)	$147,600

11. Discontinued Operations

On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold substantially all of the assets of the Genie Division of the Company’s Benchtop Laboratory Equipment Operations located in Bohemia, New York to Troemner, LLC (the “Buyer”). The purchase price consisted of $9,600,000 less certain working capital adjustments plus an earn-out up to an aggregate of $1,500,000, all of which was earned and received under a separate Manufacturing and Supply Agreement (“MSA”) and a separate Transition Services Agreements (“TSA”), under which the Company supplied products previously produced by the Genie Division to the Buyer for a period of twelve months, plus transition services which included training and transfer of knowhow by the Company to the Buyer. The amounts earned by the Company under MSA are recorded as earned based on the contractual services performed and are recorded as a reduction of its operating expenses which amounted to $120,000 and $480,000 during the three and nine month periods ended September 30, 2026, respectively. In September 2026, the Company recorded a gain on the sale of the assets of the Genie Division of $1,695,000, comprising of cash received of $780,000 upon the complete transition of the Genie product line to the Buyer, plus $960,000 which had been held in an escrow account, minus $45,000 fees paid to the broker.

As of September 30, 2026, the Current Assets for Discontinued Operations were $41,500 while the Current Liabilities for Discontinued Operations of $13,100 reflect a payable to the Buyer.

The following is the breakdown of the income generated from discontinued operations.

	For the three months ended
	September 30,
	2026	2025

Net Revenue	$-	$426,800
Cost of Goods Sold	-	163,300
Gross Profit	-	263,500
Operating Expenses:
General and Administrative	-	191,600
Selling	-	42,400
Research and Development	-	24,400
Total Expenses	$-	$258,400
Income from discontinued operations	$-	$5,100

	For the nine months ended
	September 30,
	2026	2025

Net Revenue	$-	$3,139,900
Cost of Goods Sold	-	1,564,500
Gross Profit	-	1,575,400
Operating Expenses:
General and Administrative	-	652,100
Selling	-	259,300
Research and Development	-	104,100
Total Expenses	$-	$1,015,500
Income from discontinued operations	$-	$559,900

In our Unaudited Condensed Consolidated Statements of Cash Flows, the cash provided by operating activities from discontinued operations for the nine months ended September 30, 2026 and 2025 was $232,200 and $529,700, respectively.

12. Subsequent Events

On October 1, 2026, the Company entered into an employment agreement with its Chief Financial Officer for a two-year term through September 30, 2028 which may be extended by mutual agreement, at an annual salary of $210,000, with 3% annual increases, plus dicretionary bonuses of up to 10% of salary. The Company also extended the existing employment agreements with its Chief Executive Officer and its Chairman of the Board, respectively through September 30, 2027 at annual salaries of $200,000 and $165,000, respectively, which may be paid in equity upon mutual agreement between the Company and each of the officers.

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

Results of Operations.

Three months ended September 30, 2026 and 2025

Revenue

Net revenues for the three months ended September 30, 2026 decreased by $49,200 (3.5%) to $1,354,800 from $1,404,000 for the three months ended September 30, 2025, primarily due to reduced sales from our Bioprocessing Systems Operations.

Gross profit

The gross profit percentage for the three months ended September 30, 2026, and 2025 was 54.8% and 45.5%, respectively. The increase is due primarily to a higher gross margin percentage in the Bioprocessing Systems Operations derived from increased sales of its DOTS product line, which have higher margins than legacy products.

General and administrative

General and administrative expenses for the three months ended September 30, 2026, and 2025 were $677,200 and $803,600, respectively. The decrease of $126,400 (15.7%) is due primarily to decreased employee-related costs associated with a reduction in workforce in the Benchtop Operations.

Selling

Selling expenses for the three months ended September 30, 2026 and 2025 were $615,300 and $735,900, respectively. The decrease of $120,600 (16.4%) is due primarily to cost savings initiatives including reduction in salesforce and marketing activities by the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the three months ended September 30, 2026, and 2025 were $662,200 and $621,400, respectively. The increase of $40,800 (6.6%) is due primarily to the increase of research and development expenditures for new products associated with the Bioprocessing Systems Operations.

Other income, net

Other income, net for the three months ended September 30, 2026 and 2025 was $1,721,600 and $5,526,900, respectively, reflecting $1,695,000, and $5,263,400, respectively in gains generated from the disposition of the Genie product line of the Benchtop Laboratory Equipment Operations which occurred in August 2025 as discussed in Note 11 of Item 1. Financial Statements, and completed during the current year quarter.

Income tax

Income tax for the three months ended September 30, 2026, and 2025, was $39,800 and $15,300, respectively, all of which is current state tax liability. The Company maintains a full valuation allowance of $12,928,006 as of September 30, 2026 against its consolidated net deferred tax asset as the Company determined the net deferred tax assets, which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the foreseeable future.

Nine months ended September 30, 2026 and 2025

Revenue

Net revenues for the nine months ended September 30, 2026 increased by $625,200 (18.2%) to $4,052,300 from $3,427,100 for the nine months ended September 30, 2025, primarily due to a $386,600 increase in Benchtop Laboratory Equipment sales which, since the August 2025 Genie division sale, is comprised entirely of Torbal and VIVID brand products, as well as a $238,600 increase in sales from our Bioprocessing Systems Operations.

Gross profit

The gross profit percentage for the nine months ended September 30, 2026, and 2025 was 45.3% and 39.8%, respectively. The increase is due primarily to a higher gross margin percentage in the Bioprocessing Systems Operations derived from increased sales of its DOTS product line which have higher margins than legacy products.

General and administrative

General and administrative expenses for the nine months ended September 30, 2026, and 2025 were $1,978,100 and $2,571,400, respectively. The decrease of $593,300 (23.1%) is due primarily to decreased employee-related costs associated with a reduction in force in both the Benchtop Laboratory Equipment and Bioprocessing Systems Operations and a reduction of corporate expenses.

Selling

Selling expenses for the nine months ended September 30, 2026 and 2025 were $1,949,500 and $2,355,400, respectively. The decrease of $405,900 (17.2%) is due primarily to cost savings initiatives including reduction in salesforce and marketing activities by the Bioprocessing Systems Operations.

Research and development

Research and development expenses for the nine months ended September 30, 2026, and 2025 were $2,060,300 and $1,870,900, respectively. The increase of $189,400 (10.1%) is due primarily to the increase of research and development expenditures for new products associated with the Bioprocessing Systems Operations and to a lesser extent, the Benchtop Laboratory Equipment's VIVID pill counters.

Other income, net

Other income, net, for the nine months ended September 30, 2026 and 2025 was $1,839,100 and $5,582,300, respectively, reflecting $1,695,000, and $5,263,400, respectively in gains generated from the disposition of the Genie product line of the Benchtop Laboratory Equipment Operations which occurred in August 2025 as discussed in Note 11 of Item 1. Financial Statements and completed during the current year period.

Income tax

Income tax for the nine months ended September 30, 2026, and 2025 was $39,800 and $15,300, respectively, all of which relates to state tax liability. The Company maintains a full valuation allowance of $12,928,006 as of September 30, 2026 against its consolidated net deferred tax asset as the Company determined the net deferred tax assets, which includes net operating loss carry-forwards and other tax credits, are not more likely than not to be realized in the future.

Liquidity and Capital Resources.

Historically the Company has relied on equity financings to support its business operations. For the nine months ended September 30, 2026, the Company generated negative cash flows from operations of $2,475,000, while reporting net income of $470,000 for the three months ended September 30, 2026, with improved operating margins. The Company has an accumulated deficit of $37,504,000 as of September 30, 2026, and expects to continue to generate negative cash flows from operations in the foreseeable future; however, based on management’s current operating plan to decrease expenses and increase revenues with new product offerings, in addition to the cash generated from the Laboratory Equipment Operations’ Genie Division sale during fiscal 2025 (refer to Note 11), plus other cash received related to the various post Genie Division sale agreements and escrow account, the Company projects having sufficient funds to support business operations for at least one year from the date of issuance of the Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2026; however, there is no assurance that management’s current operating plan will be successful.

The following table discloses our cash flows for the periods presented:

	For the nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(2,475,000)	$(4,390,700)
Net cash provided by investing activities	2,710,200	2,444,300
Net cash provided by financing activities	-	1,952,300
Effect of changes in foreign currency exchange rates	(73,300)	39,100
Net cash (used in) provided by discontinued operations	232,200	529,700
(Decrease) increase in cash and cash equivalents	394,100	574,700

Net cash used in operating activities decreased by $1,915,700 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The net change is primarily due to cost reductions related to both the Benchtop and Bioprocessing Systems operations as well as corporate expenses.

Net cash provided by investing activities was $2,710,200 compared to $2,444,300, which reflected a $5,919,200 decrease in proceeds from the Genie product line sale in the current year period compared to the prior year period, largely offset by $5,697,600 decreased purchases of investment securities, and $482,000 increased redemptions of investment securities.

The decrease in net cash provided by financing activities for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is related to there being no stock issuances for the nine months ended September 30, 2026.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. Our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: November 13, 2026	By:	/s/ Helena R. Santos
Helena R. Santos
President, Chief Executive Officer, and Treasurer

SCIENTIFIC INDUSTRIES, INC. (Registrant)

Date: November 13, 2026	By:	/s/ Zachary Rovinsky
Zachary Rovinsky
Chief Financial Officer, Asst Treasurer, Asst Secretary

